Form 10-Q
period 1995-09-30
HOSPITALITY PROPERTIES TRUST
filed 1995-11-14
CIK 945394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


                         Commission file number 1-11527

                          HOSPITALITY PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

        Maryland                              04-3262075
(State of Incorporation)               (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02158

               (Address of principal executive office) (Zip Code)

                                 (617) 964-8389
                     (Telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES               NO    X


     Number of Common Shares outstanding at the latest practicable date, November 6, 1995: 12,600,000 shares of beneficial interest, $.01 par value.

                          HOSPITALITY PROPERTIES TRUST


                                    FORM 10-Q

                               September 30, 1995

                                      INDEX


PART I    Financial Information                                        Page

Item 1.           Financial Statements (Unaudited)

                  Balance Sheet as of September 30, 1995                 3

                  Statements of Income for the Quarter Ended
                    September 30, 1995 and the period from
                    February 7, 1995 (inception) to
                    September 30, 1995                                   4

                  Statement of Cash Flows for the period from
                    February 7, 1995 (inception) to
                    September 30, 1995                                   5

                  Notes to Financial Statements                          6

Item 2.           Management's Discussion and Analysis of Financial     10
                    Condition and Results of Operations


Signatures

                          HOSPITALITY PROPERTIES TRUST
                                  BALANCE SHEET
                             (dollars in thousands)


                                           September 30,
                                              1995
ASSETS                                     -------------
                                            (Unaudited)

Real estate properties, at cost:
Land                                       $ 62,311
Buildings and improvements                  268,576
                                           --------
                                            330,887
Less accumulated depreciation                 3,470
                                           --------
                                            327,417

Cash and cash equivalents                     1,360
Rent receivable                                  99
FF&E reserve (restricted cash)                5,450
Other assets                                  2,573
                                           --------
                                           $336,899
                                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Security deposits                            32,900
Due to affiliates                             2,173
Accounts payable and accrued expenses         3,955

Shareholders' equity:
   Preferred shares of beneficial
     interest, no par value,
     100,000,000 shares authorized,
     none issued                               --
   Common shares of beneficial interest,
     $.01 par value, 100,000,000 shares
     authorized, 12,600,000 shares
     issued and outstanding,                    126
   Additional paid-in capital               297,940
   Cumulative net income                      4,360
   Dividends                           (      4,555)
                                           --------

Total shareholders' equity                  297,871
                                           $336,899
                                           ========



                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                              STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (Unaudited)



                                                  February 7, 1995
                             Quarter Ended        (Inception) to
                           September 30, 1995    September 30, 1995

Revenues:
  Rental income                   $ 6,268             $11,142
  FF&E reserve income               1,566               2,460
  Interest income                       1                  42
                                  -------             -------

          Total revenues            7,853              13,644
                                  -------             -------
Expenses:
  Interest                          1,840               5,039
  Depreciation and amortization     1,860               3,470
  General, administrative and
    advisory                          530                 775
                                  -------             -------

          Total expenses            4,230               9,284
                                  -------             -------

Net income                        $ 3,623             $ 4,360
                                  =======             =======

Weighted average shares
  outstanding                       5,115               2,027
                                  =======             =======


Net income per share:             $   .71             $  2.15
                                  =======             =======



                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                             STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                          February 7, 1995
                                                           (Inception) to
                                                         September 30, 1995

Cash flows from operating activities:
  Net income                                                $   4,360
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization                              3,470
     Funding of FF&E reserve, net                              (1,546)
     Deferred finance costs                                  (     35)
     Changes in assets and liabilities:
        Increase in rent receivable and other assets         (    137)
        Increase in accounts payable and accrued expenses         931
        Increase in due to affiliate                              642
                                                            ---------
            Cash provided by operating activities               7,685
                                                            ---------

Cash flows from investing activities:
    Real estate acquisitions                                 (331,877)
    Increase in security deposits                              32,900
    Payment of purchase option                               (  4,500)
    Investment in FF&E reserve                               (  3,904)
                                                            ---------
            Cash used in investing activities                (307,381)
                                                            ---------

Cash flows from financing activities:
    Proceeds from issuance of shares, net                     198,066
    Borrowings and advances from HRP                          165,241
    Payments on borrowings and advances from HRP              (62,251)
                                                            ---------
            Cash provided by financing activities             301,056
                                                            ---------

Increase in cash and cash equivalents                           1,360

Cash and cash equivalents at beginning of period                    0
                                                            ---------

Cash and cash equivalents at end of period                  $   1,360
                                                            =========

Supplemental cash flow information:
    Interest paid                                           $   5,039
Non-cash activities:
    Issuance of shares                                      $ 100,000
    Cancellation of indebtedness to HRP                      (100,000)
    Property managers deposits in FF&E reserve                  2,460
    Purchases of fixed assets with FF&E reserve                  (914)



                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)

         1.       Basis of presentation

         The financial statements of Hospitality Properties Trust ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

         2.       Organization and Commencement of Operations

         The Company was originally incorporated in the state of Delaware on February 7, 1995. Subsequently, the Company became a Maryland real estate investment trust and effected a 400-for-1 split of its common shares of beneficial interest (the Shares). The Company, which invests in income producing real estate, primarily hotel and lodging related properties, was a 100% owned subsidiary of Health and Retirement Properties Trust (HRP) from its inception through August 22, 1995 when it completed its initial public offering of Shares (the IPO).

         The Company commenced operations on March 24, 1995 by acquiring 21 hotels and related replacement and refurbishment reserves (the FF&E Reserves) for approximately $179,400 from affiliates of Host Marriott Corporation of which $17,940 was retained by the Company as a security deposit. The properties are leased to a subsidiary (Host) of Host Marriott Corporation and are managed by a subsidiary (Marriott) of Marriott International, Inc. The acquisition was substantially funded by advances from HRP (the HRP loan).

         On August 22, 1995, the Company received net proceeds of approximately $199,000 and the cancellation of an additional $99,000 in indebtedness due to HRP from its IPO of 7,500,000 Shares and the concurrent placement of 3,960,000 shares to HRP and 250,000 shares to HRPT Advisors, Inc. On September 18, 1995, the Company received additional net proceeds of approximately $19,900 from the sale of 850,000 Shares in connection with the exercise of the Underwriters' over-allotment option. The proceeds were used to repay remaining loan amounts due to HRP and to acquire 16 additional hotel properties (together with the 21 properties acquired on March 24, 1995, the Initial Hotels) and related FF&E reserves for $149,600. These properties are also leased to Host and managed by Marriott. At September 30, 1995 approximately $1,944 is due to HRP representing costs and dividends related to HRP's ownership in the Company prior to the IPO.

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)

         3.       Tax status

                  The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. Accordingly, the Company expects not to be subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its real estate investment trust taxable income and meets certain other requirements for qualifying as a real estate investment trust.

         4.       Dividends

         The Trustees declared a dividend on the Company's Shares with respect to the period August 22, 1995 through September 30, 1995, of $.24 per share, which will be paid on or about November 14, 1995, to shareholders of record at the close of business on October 13, 1995.

         Dividends are based principally on cash available for distribution which is net income plus depreciation and amortization less FF&E reserve income. Cash available for distribution may not necessarily equal cash provided by operating activities as the cash flow of the Company is affected by other factors not included in the cash available for distribution calculation. Dividends in excess of net income are a return of capital.

5.       Real estate properties

         The leases for the Initial Hotels provide for annual rent payable to the Company of $32,900 in base rent plus percentage rent equal to 5% increases in total hotel sales over 1994 total hotel sales. Host is required to pay substantially all operating costs of the properties. Host is also required to deposit 5% of total hotel sales into the Company's FF&E Reserve, which will be used to maintain the properties. The leases expire in December 2006. Thereafter, Host has the option to renew for one seven year term and three consecutive ten year terms. The security deposit equals a full year's base rent. The Company has also purchased for $4,500 the option to purchase and/or rights of first refusal and rights of first negotiation to acquire certain additional properties from Host Marriott Corporation. The option agreement expires August 31, 2002.

6.       Indebtedness

         The Company has entered into a $200,000 revolving credit acquisition facility which provides for borrowings at a spread over LIBOR. The facility will mature on February 22, 1997, unless extended by the parties. As of September 30, 1995, the Company had not drawn on the credit facility.

                         HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                             September 30, and 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)

7.       Concentration of Credit Risk

     At September 30, 1995, 100% of the Company's real estate properties, net, were in properties leased to Host and managed by Marriott. The combined financial position and results of operations and summarized balance sheet data of Host for the Company's 37 hotels were as follows:

                                         Twelve weeks         Twenty four Weeks
                                        ended September        ended September
                                          8, 1995                   8, 1995
                                       ----------------          -----------
Revenues                                      $10,054              $18,690
Investment expenses:
         Base and percentage rent               4,907                9,083
         FF&E contribution                      1,000                1,854
         Management fees                        1,427                2,832
         Other                                  1,263                3,063
                                              -------              -------
                  Total investment expenses     8,597               16,832
                                              -------              -------
Income before taxes                             1,457                1,858
Provision for income taxes                        598                  762
                                              -------              -------
                  Net income                  $   859              $ 1,096
                                              =======              =======

                                                      September 8,1995
                                                      ----------------
                  Assets                                  $39,088
                  Liabilities                              13,909
                  Equity                                   25,179

     Revenues in the statements of income above represent house profit from the Hotels. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees and management fees presented represent all the costs incurred directly, allocated or charged to the properties. The detail of total hotel sales and a reconciliation to revenue follows:

                              Twelve weeks             Twenty four Weeks
                               ended September            ended September
                                  8, 1995                    8, 1995
                              ----------------           ----------------
Hotel Sales:
     Rooms:                        $17,606                   $32,666
     Food and beverage               1,639                     2,982
     Other                             757                     1,430
                                   -------                   -------
      Total hotel sales             20,002                    37,078
                                   -------                   -------
Departmental Expenses:
      Rooms                          3,868                     7,117
      Food and beverage              1,300                     2,365
      Other operating departments      229                       432
      General and administrati       1,877                     3,579
      Utilities                        835                     1,412
      Repairs, maintenance and
        accidents                      787                     1,478
      Marketing and sales              282                       578
      Chain services                   770                     1,427
                                   -------                   -------
     Total departmental expenses     9,948                    18,388
                                   -------                   -------
Revenues                           $10,054                   $18,690
                                   =======                   =======

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                             September 30, and 1995
                  (dollars in thousands, except per share data)
                                   (Unaudited)

8.Pro forma information

         The following unaudited pro forma income statement gives effect to: (i) the completion of Hospitality Properties Trust's initial public offering and the concurrent placement to HRP and HRPT Advisors, Inc.; (ii) the acquisition of 16 additional hotels; (iii) repayment of amounts due HRP; (iv) and the exercise of the underwriters' over-allotment option as though such transactions occurred at July 1, 1995.

         In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data.

         The following unaudited pro forma data is not necessarily indicative of what the actual results of operations for the Company would have been for the quarter indicated, nor does it purport to represent the results of operations for the Company for future periods.



Pro Forma Income Statement Data (unaudited):

                                          Three Months Ended
                                          September 30, 1995
                                             (Unaudited)

Revenues:
  Rental income                                $ 8,347
  FF&E reserve income                            1,745
  Interest income                                   19
   Total revenues                               10,110

Expenses:
  Interest expense                                  --
  Depreciation expense                           2,361
  General, administrative and advisory             711
                                            ----------
   Total expenses                                3,072
                                            ----------
Net income                                 $     7,038
                                            ==========
Weighted average shares
  outstanding                               12,600,000
                                            ----------

Net income per share                       $       .56
                                            ==========

                          HOSPITALITY PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Overview

     Hospitality Properties Trust (the "Company") owns 37 hotels, acquired for $329 million, which are leased to a subsidiary of Host Marriott Corporation ("Host") and are managed by a subsidiary of Marriott International Inc. ("Marriott"). The annual rent payable to the Company totals $32.9 million in base rent plus percentage rent equal to 5% of increases in total hotel sales over 1994 levels. In addition, 5% of total hotel sales is required to be escorted periodically by Host or Marriott as a reserve for renovations and refurbishment's. The 37 hotels are all Courtyard by Marriott(R) hotels, have a total of 5,286 guest rooms, are located in 20 states, have an average age of approximately five years and, through the third quarter of 1995, had average occupancy and an Average Daily Rate of 82.2% and $72.38 respectively.

Results of Operations

         The Company was organized on February 7, 1995, commenced operations on March 24, 1995 with the acquisition of the first 21 of its initial 37 hotels, and completed its initial public offering of shares of beneficial interest on August 22, 1995. The Company has been recently formed and accordingly has limited historical financial data available. Management believes it is meaningful and relevant to an understanding of its present and ongoing operations to discuss pro forma quarterly results as well as historical results of operations.

Quarter Ended September 30, 1995 - Historical Results

     Total revenue for the quarter ended September 30, 1995 was $7,853,000 of which base and percentage rent comprised $6,268,000 and FF&E reserve rent was $1,566,000. Total expenses for the quarter were $4,230,000 which consists
principally  of  interest  expense  and   depreciation  and  amortization   of
$1,840,000 and  $1,860,000,  respectively.  Net income was $3,623,000  ($.71 per share). Funds from operations and cash available for distribution related to the quarter were $5,483,000 ($1.07 per share) and $3,917,000 ($.77 per share).
Average outstanding common shares of beneficial interest for the quarter were 5,115,000.
         The Company was a wholly owned subsidiary of Health and Retirement Properties Trust from the date of inception until August 22, 1995, the date of the Company's initial public offering. Net income from inception through August 22, 1995, of $1,531,000 was distributed to HRP during the quarter. Accordingly, only earnings and cash flows from August 22, 1995 through September 30, 1995 are available to the Company's current shareholders. The Company bases its dividend primarily on cash available for distribution which is net income, plus depreciation and amortization less FF&E reserve. Cash available for distribution may not necessarily equal cash provided by operating activities as the cash flow of the Company is affected by other factors not included in the cash available

                          HOSPITALITY PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Quarter Ended September 30, 1995 - Historical Results - continued

     for distribution calculation. Net income for the period from August 22, 1995 to September 30, 1995 was $2,829,000. Funds from operations and cash available for distribution related to this period were $3,888,000 ($.32 per share) and $3,145,000 ($.26 per share). The dividend declared which relates to the period from August 22, 1995, to September 30, 1995, is $3,024,000 or $.24 per share. The Company intends to make regular quarterly distributions beginning with the quarter ended December 31, 1995 at the initial rate of $.55 per share, or $2.20 per annum. Average outstanding common shares of beneficial interest for this period were 12,600,000.

Quarter Ended September 30, 1995 - Pro Forma

         The following pro forma discussion assumes that the Company's initial public offering, purchase of 16 additional hotels, repayment of HRP, exercise of the underwriters' over-allotment option and related transactions had occurred as of July 1, 1995. Pro Forma total revenues for the quarter ended September 30, 1995 would have been $10,110,000 and would have been comprised principally of pro forma base and percentage rent of $8,347,000 and FF&E reserve income of $1,745,000. Pro forma total expenses would have been $3,072,000 and would have been comprised of depreciation expense of $2,361,000 and general, administrative and advisory fees of $711,000. Pro forma net income would have been $7,038,000 for $.56 per share. Pro forma average outstanding common shares of beneficial interest for the quarter were 12,600,000.

February 7, 1995 (inception) through September 30, 1995 - Historical

     Total revenues for the period from February 7, 1995 to September 30, 1995 were $13,644,000. Base and percentage rental income was $11,142,000 and FF&E reserve income was $2,460,000. Total expenses for this same period were $9,284,000 which consists principally of interest expense and depreciation and amortization expense of $5,039,000 and $3,470,000, respectively. Net income was $4,360,000 or $2.15 per share.

         Funds from operations were $7,830,000 or $3.86 per share. Cash available for distribution was $5,370,000 or $2.65 per share. The average number of shares outstanding for this period was 2,027,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995 total assets of the Company were $336,899,000. This consists primarily of net real estate assets of $327,417,000.

         At September 30, 1995, the Company had $1,360,000 of cash and cash equivalents, and the ability to borrow up to an additional $200,000,000 under its revolving credit facility. The facility provides for availability of up to $200 million in borrowings at a spread above LIBOR.

                          HOSPITALITY PROPERTIES TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES - continued

The acquisition line matures on February 22, 1997. Currently, the Company has no outstanding indebtedness for borrowed money and an equity market capitalization of approximately $326 million. As a result, the Company believes it will have access to various types of financing in addition to or in place of the current acquisition line, including debt or equity securities with which to finance acquisitions and to otherwise meet its long term funding requirements.

         Pursuant to the terms of the lease and management agreements, Host or Marriott is required to fund an FF&E reserve account in amounts equal to 5% of Total Hotel Sales. Funds escrowed in the FF&E reserve account will be used by Marriott for capitalized improvements, replacements and refurbishment of the hotels. The Company believes that the FF&E Reserve will be adequate to maintain the competitiveness of its initial hotels. As of September 30, 1995, the amount of the FF&E reserve for the hotels was approximately $5,450,000.

     The Company is actively pursuing acquisition opportunities to diversify and expand its portfolio of hotel properties and expects to utilize undistributed cash generated from operations and funds available under its acquisition line or other borrowings, if any, to complete such acquisitions. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such borrowed funds. Current expenses and dividends are provided for by funds from operations.

Seasonality

     The initial hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not presently expected to cause fluctuations in the Company's rental income because the Company believes that the revenues generated by the initial hotels will be sufficient for Host to pay rents on a regular basis notwithstanding seasonal fluctuations.

Inflation

     The Company believes that inflation should not have a material adverse effect on the Company. Although increases in the rate of inflation may tend to increase interest rates which the Company may be required to pay on borrowed funds, the Company intends to implement a policy of obtaining interest rate caps in appropriate circumstances to protect it from interest rate increases. In addition, the Leases for the Initial Hotels provide for the payment of percentage rent to the Company based on increases in total hotel sales of the Initial Hotels and such rent should increase with inflation.

                          HOSPITALITY PROPERTIES TRUST

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                          HOSPITALITY PROPERTIES TRUST

                                  (Registrant)


DATE       November 14, 1995       BY  /s/ Gerard M. Martin
                                      Gerard M. Martin, President


DATE       November 14, 1995       BY  /s/ John G. Murray
                                      John G. Murray, Treasurer
                                      and Chief Financial Officer