Form 10-K
period 1995-12-31
HOSPITALITY PROPERTIES TRUST
filed 1996-03-29
CIK 945394

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ______________

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


           Maryland                                    04-3262075
------------------------------------      --------------------------------
   (State or other jurisdiction           (IRS Employer  Identification No.)
     of incorporation)

                 400 Centre Street, Newton, Massachusetts 02158
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  617-964-8389
                                ---------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange on
              Title of each class                   which registered
---------------------------------------          ------------------------
   Common Shares of Beneficial Interest          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $222,318,750 based on the $26.625 closing price per share for such stock on the New York Stock Exchange on March 25, 1996. For purposes of this calculation, 250,000 Common Shares of Beneficial Interest, $.01 par value ("Shares") held by HRPT Advisors, Inc. ("Advisors"), 4,000,000 Shares held by Health and Retirement Properties Trust ("HRP"), and an aggregate of 900 shares held by the trustees of the registrant, have been included in the number of shares held by affiliates.

         Number of the  registrant's  Shares,  outstanding as of March 25, 1996:
12,600,900

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the definitive Proxy Statement of Hospitality Property Trust (the "Company") for its annual meeting of shareholders currently scheduled to be held on May 21, 1996.

                                 ---------------


                            CERTAIN IMPORTANT FACTORS

         The Company's Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, dispositions, financings, conflicts of interest or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any hotel's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include without limitation changes in financing terms, seasonality, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The accompanying information contained in this Form 10-K, including the information under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.


THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED AUGUST 21, 1995 A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR
SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                          HOSPITALITY PROPERTIES TRUST
                          1995 FORM 10-K ANNUAL REPORT


                                Table of Contents

                                     Part I

                                                                         Page
Item 1.   Business.....................................................     1
Item 2.   Properties...................................................    19
Item 3.   Legal Proceedings............................................    20
Item 4.   Submission of Matters to a Vote of Security Holders..........    20

                                     Part II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholders Matters .............................     20
Item 6.   Selected Financial Data.....................................     22
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      23
Item 8.   Financial Statements and Supplementary Data................      25
Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...................       25

                                    Part III

          To be incorporated by reference from the Company's definitive Proxy Statement for the annual meeting of shareholders currently scheduled to be held on May 21, 1995, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules
            and Report on Form 8-K..................................       25

Item 1.  Business

                  The Company. The Company was formed in February 1995 as a subsidiary of Health and Retirement Properties Trust ("HRP"), which is in the primary business of owning and leasing retirement living centers and nursing homes. In March 1995, the Company acquired 21 Courtyard by Marriott(R) Hotels for approximately $179.4 million. In August 1995, the Company completed an initial public offering of 8,325,000 common shares of beneficial interest, $.01 par value per share ("Shares") at an initial public offering price of $25.00 per Share, raising gross proceeds of $208.1 million which were principally used to repay indebtedness due to HRP and to acquire an additional 16 Courtyard by Marriott(R) Hotels for approximately $149.6 million (collectively, the "Initial Hotels"). The Company and HRP are managed by HRPT Advisors, Inc. ("Advisors"). In connection with the Company's formation and its initial public offering, HRP invested $100 million in the Company in exchange for 4,000,000 Shares at a price of $25.00 per Share, and Advisors invested $6.25 million in the Company in exchange for 250,000 Shares at a price of $25.00 per Share.

                  The Company is organized as a Maryland real estate investment trust. The Company's principal place of business is 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 964-8389.

                  As of December 31, 1995 the Company's 37 Courtyard by Marriott(R) hotels, located in 20 states, represented an aggregate investment of $332.6 million as follows:


                                                           Total Investment at
                        Numbers of      Number of          December 31, 1995
State                     Hotels          Rooms          (dollars in thousands)

Arizona                      2             279                $ 15,295
California                   4             577                  35,172
Delaware                     1             152                  12,419
Florida                      1             152                  12,292
Georgia                      5             732                  43,736
Indiana                      1             149                   8,802
Maryland                     1             152                  13,661
Massachusetts                7             963                  60,473
Michigan                     1             148                   6,580
Minnesota                    1             149                   8,783
Missouri                     2             298                  16,687
New Jersey                   1             146                  12,463
North Carolina               3             412                  23,897
Pennsylvania                 1             152                   9,965
South Carolina               1             108                   5,795
Tennessee                    1             109                   9,318
Texas                        1             160                   8,680
Virginia                     1             149                   8,270
Washington                   1             152                  11,723
Wisconsin                    1             147                   8,561
                            ---          -----              ----------
                            37           5,286               $332,572

                  The Initial Hotels, Leases and Management Agreements. The Initial Hotels are leased to a special purpose subsidiary (the "Lessee") of Host Marriott Corporation ("Host") and are managed by a subsidiary (the "Manager") of Marriott International Inc. ("Marriott"). The annual rent payable to the Company for the Initial Hotels totals $32.9 million in base rent plus percentage rent equal to 5% of increases in Total Hotel Sales (as defined below) over 1994 levels. In addition, 5% of Total Hotel Sales is required to be escrowed periodically by the Lessee or the Manager as a reserve for renovations and refurbishment of the Initial Hotels. "Total Hotel Sales" means all revenues and receipts of every kind derived from guests or customers related to the operation of the Initial Hotels and has the same meaning as "Gross Revenues" under the Company's leases. The Initial Hotels have an average age of approximately five years and, for the fifty-two weeks ended December 29, 1995, had average occupancy of 81.1% and an average daily rate per room ("ADR") of $72.23.

                  Under the leases and management agreements, the Initial Hotels are currently operated as Courtyard by Marriott(R) hotels. Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king sized beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built around a courtyard containing a patio, pool and socializing area that may be glass enclosed depending upon location. Most of these hotels have lounges or lobbies, meeting rooms, an exercise room, a small laundry room available to guests and a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service is generally not available and meeting and function rooms are limited in size and number. According to Marriott, as of December 31, 1995, 253 Courtyard by Marriott(R) hotels were open and operating nationally. The Company believes that the Courtyard by Marriott(R) brand is a leading brand in the limited service segment of the United States hotel industry.

         The principal features of the Company's leases and management agreement for the Initial Hotels are as follows:

o Each of the Initial Hotels is the subject of a separate lease. However, in the event any of these leases is defaulted, the Company may declare all of these leases to be in default.

o The initial term of all of these leases originally expired on December 31, 2006. In connection with its agreements to acquire the Additional Hotels discussed below under "--Developments Since December 31, 1995," such expiration date was recently extended to December 31, 2012.

o        At the end of the initial lease term,  the Lessee has renewal  options.
         Originally the leases of the Initial Hotels provided for one seven year renewal term followed by up to three ten year renewal terms. In connection with the modifications to the initial term referred to above, such renewal options were changed to provide for three consecutive 12 year renewal terms. Renewal options may be exercised only on an all or none basis for all Initial Hotels.

o The leases of the Initial Hotels require minimum rent payments aggregating $32.9 million per year.

o In addition to minimum rents, the leases of the Initial Hotels require percentage rents equal to 5% of Total Hotel Sales in excess of Total Hotel Sales in 1994. Percentage rents are calculated on a combined basis for all 37 Initial Hotels.

o Both the leases and management agreements for the Initial Hotels require that 5% of Total Hotel Sales be escrowed periodically to fund refurbishments and renovations to these hotels. Funds in this FF&E Reserve are pooled for all Initial Hotels and generally may be withdrawn only for capitalized improvements. Funds in the FF&E Reserve and property purchased with those funds are the property of the Company and payments into this FF&E Reserve are recorded by the Company under generally accepted accounting principles as rents.

o Under certain circumstances, the Company may be required to fund major repairs to the Initial Hotels, in which event base rents will be increased by a minimum of 10% of the amount funded.

o A security deposit equal to a full year's base rent is retained by the Company as security for the Lessee's obligations under the leases of the Initial Hotels. Provided that the Lessee does not default under any of such leases, the Company must repay the security deposit to the Lessee at the expiration of the leases, including renewal terms. No interest will be paid by the Company on the security deposit and it will not be escrowed.

o The leases of the Initial Hotels are net leases requiring the Lessee to pay all operating expenses, including taxes and insurance and any applicable ground rent. Under the management agreements for the Initial Hotels, substantially all of the Lessee's operating responsibilities have been delegated to the Manager.

o The management agreements for the Initial Hotels may be canceled by the Lessee (with the consent of the Company) on a hotel by hotel basis if specified performance levels are not achieved by the Manager. Similarly, in the event that the leases for individual Initial Hotels were terminated, the Company or the successor lessee would be able to cancel the corresponding management agreements on a hotel by hotel basis if specified performance levels are not achieved.

o The management agreements for the Initial Hotels are not cross defaulted with each other nor with the leases for these hotels. Accordingly, if one or more of such management agreements were defaulted and terminated, the Lessee and the Company will be able to continue the affiliation with Marriott and use the Courtyard by Marriott(R) brand name and chain services under the remaining agreements. Also, if the leases for these Initial Hotels were defaulted and terminated, the Company and any successor lessee will be able to continue the affiliation with Marriott and use the Courtyard by Marriott(R) brand name and chain services under existing management agreements.

o The management agreements for the Initial Hotels originally were to expire in 2013, but in connection with the Company's agreements to acquire the Additional Hotels, such expiration date was changed to December 31, 2012. Such management agreements provided for up to three consecutive renewal terms of ten years each, which terms were changed in connection with such modification to the initial expiration date to up to three consecutive 12 year terms.

o Giving effect to recent modifications to the management agreements for the Initial Hotels, borrowings in respect of each of the Initial Hotels are limited in accordance with a formula set forth in such management agreements to no more than 70% of the allocable purchase price of each Initial Hotel in the case of a borrowing secured by a single Initial Hotel, or 60% of the aggregate allocable purchase prices of the Initial Hotels in the case of a borrowing secured by two or more of the Initial Hotels on a combined basis.

o Management fees payable to the Manager for operation of the Initial Hotels are subordinated to minimum rents due to the Company. All related company charges payable by the Lessee to Host or affiliates of Host are likewise subordinated to rents due to the Company.

         In the event any Initial Hotel is damaged by fire, explosion or other casualty as a result of which such Initial Hotel cannot be operated in the good faith judgment of the Lessee or Manager on a commercially practicable basis for its permitted use and it cannot reasonably be expected to be restored within specified periods following such damage, either the Company or the Lessee may terminate the applicable lease. If either (i) the damage is not extensive enough to give rise to an option to terminate a lease or (ii) neither the Company nor the Lessee elects to terminate the lease, the Lessee is obligated promptly to repair and replace the improvements to the extent of available insurance proceeds. During any period of reconstruction or repair of any Initial Hotel, the Lessee is required to operate its businesses at such Initial Hotel to the extent practicable, without abatement of rent. In the event that there are inadequate insurance proceeds to pay for the cost of restoration and the Lessee elects not to fund the deficiency, the Company may, at its option, finance the shortfall for all such repairs, and base rent under the applicable lease will increase by a minimum of 10% per annum of the amount financed.

         In the event that any Initial Hotel or any substantial portion thereof is taken or condemned or sold by the Company in lieu thereof, the applicable lease will terminate, and any related award is to be paid to the Company, the Lessee or the Manager, as appropriate. In the event only a part of any Initial Hotel is taken or condemned but such Initial Hotel or the part remaining can still be used for its prior purpose, the applicable lease will not terminate and the Lessee is required to repair and restore the remaining improvements, provided the cost of such repair and restoration does not exceed the amount of the related award. If the cost of such repair exceeds such amount and the Lessee is unwilling to pay the amount of such deficiency, the Lessee may request that the Company fund the amount of the deficiency, in which event base rent increases by a minimum of 10% per annum of the amount so funded. If neither party elects to fund the deficiencies, either party may terminate the affected lease.

         The ground leases for five of the Initial Hotels contain provisions relating to the obligation of the Company to maintain insurance, restore the premises following a casualty or a taking and apply in a specified manner proceeds received by the Company in connection with a casualty or a taking, all of which obligations are required to be performed by the applicable Lessee pursuant to the leases of such Initial Hotel. In instances where a material casualty has occurred prior to the last five years of a ground lease, however, the Company may be obligated under certain ground leases to restore the property although the Lessee has terminated the applicable lease as a result of a casualty and regardless of whether the proceeds received are adequate to effect restoration. In addition, in certain limited circumstances the lenders holding mortgages on the land underlying certain of such ground leased Initial Hotels may have the right to require that insurance proceeds or condemnation awards be applied to repayment of debt secured by such mortgage.

         Developments Since December 31, 1995. As previously announced, in February 1996, the Company entered into agreements to acquire 11 Wyndham
Garden(R)  hotels  for  approximately   $135.3  million,  18  Residence  Inn  by
Marriott(R) hotels for approximately $172.2 million and an additional 16 Courtyard by Marriott(R) hotels for approximately $176.4 million (collectively, the "Additional Hotels").

         On March 22, 1995, the Company acquired 5 of these Residence Inn by Marriott(R) hotels and 3 of these Courtyard by Marriott(R) hotels pursuant to these agreements for an aggregate net cash purchase price of $91.6 million.

         Such Additional Hotels are leased to the Lessee and are managed by the Manager, in the case of the Courtyard by Marriott(R) hotels, or leased to another special purpose subsidiary of Host and managed by another subsidiary of Marriott, in the case of the Residence Inn by Marriott hotels. Leases and management agreements with respect to the Additional Hotels acquired by the Company which are Courtyard by Marriott(R) hotels are treated as part of a single group of cross-defaulted leases, and grouped for purposes of security deposits, FF&E Reserves and exercise of renewal options with the Initial Hotels. See "--The Initial Hotels, Leases and Management Agreements."

         In February 1996, the Company and DLJ Mortgage Capital, Inc. ("DLJMC") entered into an agreement to expand the existing $200 million line of credit arrangement ("Line of Credit") from DLJMC to the Company by an additional $250 million (the "Expanded Credit Facility") in order to facilitate the acquisition of the Additional Hotels. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources".

         On March 5, 1996, the Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission regarding a proposed public offering of 12 million Shares and up to 1.8 million additional Shares for the exercise of an underwriters' overallotment option.

         Investment Policy and Method of Operation. The Company's strategy for increasing Cash Available for Distribution (as defined below) per Share is to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants. Most other public hotel REITs seek to control the operations of hotels in which they invest by leasing those properties to affiliated tenants. To achieve its objectives, the Company seeks to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase Cash Available for Distribution per Share because of positive spreads between the Company's cost of investment capital and rent yields; design leases which require minimum rents and provide an opportunity to participate in a percentage of increases in gross revenues at the Company's hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that the Company's Cash Available for Distribution is received from diverse properties and operators. "Cash Available for Distribution" as used herein means net income from operations, plus depreciation and amortization (all computed in accordance with generally accepted accounting principles) and less Company owned funds escrowed for renovations and refurbishments ("FF&E Reserves") and adjusted for non-recurring items, if any.

         The Company's day-to-day operations are conducted by HRPT Advisors, Inc. ("Advisors"), the Company's investment advisor. Advisors originates and presents investment opportunities to the Company's Board of Trustees.

         As a REIT, the Company may not operate hotels. The Company has entered into leases (the "Leases") with the Lessee and management agreements (the "Management Agreements") with the Manager for operation of the Initial Hotels.

The Company's Leases require the Lessee to pay all operating expenses, including taxes and insurance and to pay to the Company minimum rents plus percentage rents based upon increases in gross revenues at the Initial Hotels. The Company's Leases require the Lessee to post security deposits in amounts equal to one year of base rent and to set aside 5% of gross sales as a FF&E Reserve to fund renovations and refurbishments to the Initial Hotels. The Company's Leases of multiple Initial Hotels are also subject to cross default provisions, and Lease renewals of Initial Hotels are permitted only on an all or none basis.

         Acquisition Policy. The Company is committed to pursuing growth through the acquisition of additional hotels and intends to pursue acquisition opportunities in addition to the Additional Hotels. Generally, the Company prefers to purchase and lease multiple hotels in one transaction because the Company believes cross default covenants and all or none renewal rights for multiple hotels enhance the credit characteristics of its leases and the security of its investments. In implementing its acquisition strategy, the Company considers a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each proposed hotel;
(iii) the availability of a qualified lessee; (iv) the physical condition of the proposed hotel and its potential for redevelopment or expansion; (v) the estimated replacement cost and proposed acquisition price of the proposed hotel;
(vi) the price segment in which the proposed hotel is operated; and (vii) the strength of the particular national hotel organization, if any, with which the proposed hotel is or may become affiliated. In determining the competitive position of a prospective hotel, the Company examines the proximity of the proposed hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the proposed hotel's market and the existence of any barriers to entry within that market, including zoning restrictions and financing constraints. While the Company focuses on the acquisition of moderately priced hotel properties, it also considers acquisitions in all segments of the hotel industry.

         An important part of the Company's acquisition strategy is to identify and select qualified and experienced hotel lessees and managers. The Company intends to continue to select hotels for acquisition which will enhance the diversity of its portfolio in respect to location, brand name, lessees and managers. The Company has no policies which would limit the purchase price or the percentage of its assets which may be invested in any individual hotel or invested in hotels leased to a single lessee or managed by a single manager or operated with a single franchise affiliation.

         Other Investments in Real Estate. Although the Company emphasizes direct wholly owned investments in its hotels, it may, in its discretion, invest in joint ventures, mortgages and other real estate interests, consistent with its qualification as a REIT. The Company may invest in real estate joint ventures if it concludes that by doing so it may benefit from the participation of coventurers or that the opportunity of the Company to participate in the investment is contingent on the use of a joint venture structure. The Company may invest in participating, convertible or other types of mortgages if it concludes that by doing so it may benefit from the cash flow or any appreciation in the value of the subject property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At all times, the Company intends to make its investments in such a manner as to be consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code") to qualify as a REIT.

         Disposition Policies. The Company has no current intention to dispose of any of the Initial Hotels, although it reserves the right to do so. The Company currently anticipates that disposition decisions, if any, will be made by the Company based on (but not limited to) factors such as the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale prices; (iii) the strategic fit of the hotel with the rest of the Company's portfolio; (iv) the potential for, or the existence of, any environmental or regulatory problems; (v) the existence of alternative uses or needs for capital; and (vi) the maintenance of the Company's qualification as a REIT. For a description of certain tax consequences arising from disposition of hotels, see "Taxation of the Company."

         Financing Policies. The Company currently intends to employ conservative financial policies in pursuit of its growth strategies. Although there are no limitations in the Company's organizational documents on the amount of indebtedness it may incur, the Company currently intends to pursue its growth strategies while maintaining a capital structure under which its debt will not exceed 50% of its total market capitalization. The Company may from time to time re-evaluate and modify its current borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease its ratio of debt to total market capitalization accordingly.

         The Board of Trustees of the Company may determine to obtain a replacement for its current credit facilities or to seek additional capital through additional equity offerings, debt financings, securitizations, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. To the extent that the Board of Trustees decides to obtain additional debt financing, the Company may do so on a secured or unsecured basis. Any mortgages may be recourse, non-recourse or cross collateralized and may contain cross default provisions. The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole. The Company may also seek to obtain other lines of credit (both secured or unsecured) or to issue securities senior to the Shares, including preferred shares of beneficial interest and debt securities (either of which may be convertible into Shares or be accompanied by warrants to purchase Shares) or to engage in securitization transactions which may involve a sale or other conveyance of the Company's hotels to subsidiaries or to unaffiliated special purpose entities. The Company may also finance acquisitions through an exchange of properties or through the issuance of additional Shares or other securities. The proceeds from any financings by the Company may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

         Advisors. Advisors is a Delaware corporation owned by Barry M. Portnoy and Gerard M. Martin. Advisors' principal place of business is 400 Centre Street, Newton, Massachusetts and its telephone number is (617) 332-3990. Advisors provides management services and investment advice to the Company. Advisors also acts as the investment advisor to HRP and has other business interests. The Directors of Advisors are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of Advisors are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President and Chief Financial Officer, John A. Mannix, Vice President, Adam D. Portnoy, Vice President and Ajay Saini, Treasurer. Effective April 1, 1995 Mark J. Finkelstein resigned as President and Director to pursue his interests in operating nursing homes and became president of Subacute Management Corporation of America, Inc. Mr. Murray and Adam D. Portnoy are also officers of the Company.

         In the ordinary course of their business, Advisors is occasionally involved in litigation. Early in 1995, HRP commenced a foreclosure action to enforce indemnities given in connection with the surrender of certain leaseholds to, and the purchase of certain properties by, HRP in 1992. In May 1995, the defendants in the foreclosure action and parties related to HRP's former tenants and sellers asserted cross claims against HRP, Advisors, Messrs. Portnoy and Martin and others, including Sullivan & Worcester (which is counsel to HRP, Advisors and the Company). The same cross-claim defendants were served in late February 1996, in an additional action in a federal court. The cross claims and separate claims allege, among other things, fraud (including violations of federal securities laws), conflicts of interest, breach of fiduciary duties, legal malpractice, civil conspiracy and violations of 18 U.S.C. ss.1962 (RICO) in connection with the leasehold surrenders, the transactions and indemnities underlying the foreclosure action and certain related transactions, and that the foreclosure defendants and third party plaintiffs suffered substantial damages as a result. HRP, Advisors and other parties to this dispute have sought arbitration of all arbitrable claims arising from this dispute pursuant to the contract under which the dispute originated and an arbitration proceeding is now underway. Although the outcome of this litigation is currently indeterminable, the Company has been advised that each of the third party defendants believes the claims against it are without merit and intends to defend and deny the allegations in these cross claims and separate claims, and that HRP intends to pursue the original foreclosure action. The Company is not a party to this litigation.

         Employees. The Company is an advised REIT and has no employees. Services which would otherwise be provided by employees are provided by Advisors pursuant to the Advisory Agreement (described below) and by the Managing Trustees and officers of the Company. Although officers of the Company do not receive any cash compensation from the Company, they may be entitled to receive incentive share awards under the Company's Incentive Share Award Plan.

         Competition. The hotel industry is highly competitive. Each of the Initial Hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on occupancy rates and average daily rates of the Initial Hotels located in that area. The management agreement with the Manager for the Initial Hotels restricts the right of the Manager and its affiliates (including Marriott) until September 25, 1999, to own, build, operate, franchise or manage any other Courtyard by Marriott(R) hotel within various specified areas around the Company's Initial

Hotels. Neither the Manager nor its affiliates (including Marriott) are restricted from operating other branded hotels in the market areas of any of the Initial Hotels, and after September 25, 1999, the Manager and its affiliates may also compete with the Courtyard by Marriott(R) Hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with the Company's Initial Hotels.

         The Company expects to compete for hotel acquisition and financing opportunities with entities which may have substantially greater financial resources than the Company, including, without limitation, other publicly owned REITs, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of hotel operators. Such competition may reduce the number of suitable hotel acquisition or financing opportunities available to the Company and increase the bargaining power of hotel owners seeking to sell or finance their properties.

         Regulatory Matters. Hotel properties are subject to various laws, ordinances and regulations, including regulations relating to restaurants and other food and beverage operations and recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that each of its Initial Hotels has the necessary permits and approvals required to enable the Lessee and or Manager to operate the Initial Hotels in the manner contemplated by the Leases and the Management Agreements.

         Under various environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or emanating from such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances, and the liability under such laws has been interpreted to be strict, meaning that liability is imposed without regard to fault. Liability under such laws has also been interpreted to be joint and several, meaning that any current or previous owner or operator or other responsible party might be liable for the entire amount of the cleanup and remediation costs for a contaminated site. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the market value of the property, as well as the owner's ability to sell or lease the property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. In addition, certain environmental laws and common law principles govern the responsibility for the removal, encapsulation or disturbance of asbestos containing materials ("ACMs") when these ACMs are in poor condition or when a property with ACMs is undergoing renovation or demolition. Such laws could also be used to impose liability upon owners or operators of real properties for release of ACMs into the air that cause personal injury or other damage.

         The Company received a Phase I environmental assessment report for each of the Initial Hotels. The purpose of these reports is to identify, to the extent reasonably possible and based on reasonably available information, any existing and potential conditions resulting from hazardous or toxic substances, including petroleum products and ACMs, at the Initial Hotels. The scope of the Phase I environmental assessments generally include: (i) a review of available maps, aerial photographs and past and present uses of the site; (ii) an inspection of appropriate public records; and (iii) in certain cases, limited inquiries of governmental agencies having jurisdiction over certain environmental matters. Each Phase I environmental assessment also includes an on site visual inspection of the Initial Hotel to assess visual evidence of past or present on site waste disposal, visible surface contamination, potential sources of soil and groundwater contamination, above surface and subsurface storage tanks, visible drums, barrels and other storage containers, current waste streams and management practices, ACMs and polychlorinated biphenyl transformers. In addition, as part of the Phase I environmental assessment, abutting properties and nearby sources of potential contamination are identified through publicly available information and evaluated for potential impact on the Initial Hotels, to the extent reasonably possible. In some instances, the Company also caused additional investigations to be conducted with respect to certain of the Initial Hotels.

         Some of the Initial Hotels are located on or near properties with former or existing underground or above ground storage tanks used to store petroleum or other hazardous products, or on which activities involving hazardous substances have been or currently are being conducted. The Company is aware of petroleum contaminated soil and/or groundwater at several Initial Hotels from former or existing on-site or nearby service stations, leaking underground storage tanks or storage drums. In addition, the Company believes that two of the Initial Hotels may have been constructed on sites at which fill materials containing hazardous substances were used and that one of the

Initial Hotels was constructed over abandoned oil and gas wells. The Company is also aware of several Initial Hotels that are located in an area of regional groundwater contamination. The Company does not believe that these instances of on-site or regional contamination and historical or current activities will have a material adverse effect on the Company's business or results of operations. However, the Company cannot predict whether modifications of existing laws or regulations, the adoption of new laws or regulations or changes in conditions at the Initial Hotels may have a material adverse effect on the Company's business or results of operations in the future.

         Except as described above, the Company is not aware of any environmental condition with respect to the Initial Hotels that could have a material adverse effect on the Company's business or results of operations. No assurances can be given, however, that the Phase I environmental assessments undertaken with respect to the Initial Hotels have revealed all potential environmental liabilities, that any prior owner or operator of the real property on which the Initial Hotels are located did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Initial Hotels.

         Under Title III of the Americans with Disabilities Act ("ADA"), a hotel with more than five rooms for rent is considered both a "public accommodation" and a "commercial facility." Under the public accommodations provisions of the ADA, the Company, as owner of the Initial Hotels, is obligated to make reasonable accommodations to patrons who have physical, mental or other disabilities. This includes the obligation to remove architectural and communication barriers at the Initial Hotels when doing so is "readily achievable" and to ensure that alterations to the Initial Hotels performed after January 26, 1992 conform to the specific requirements of the ADA implementing regulations. The Leases require the Lessee to comply with the ADA with respect to the Initial Hotels. The Lessee will also generally be obligated to remedy any ADA compliance matters from the applicable FF&E Reserve, its own funds, financing by third parties or financing provided by the Company (which would increase base rent under the Leases).

         Taxation of the Company. Based upon certain representations described below, in the opinion of Sullivan & Worcester LLP, counsel to the Company ("Company Counsel"), the Company has been organized in conformity with the requirements for qualification as a REIT beginning with its taxable year ending December 31, 1995, and its proposed method of operation as represented by the Company will enable it to satisfy the requirements for such qualification. This opinion is conditioned upon the assumption that the Leases, the Company's Declaration and Bylaws and all other legal documents to which the Company is a party will be complied with by all parties thereto and upon certain representations made by the Company as to certain factual matters relating to the Company's organization and intended or expected manner of operation. In addition, this opinion is based on the law existing and in effect on the date hereof. The Company's qualification and taxation as a REIT will depend upon the Company's ability to meet on a continuing basis, through actual operating
results,   asset  composition,   distribution  levels  and  diversity  of  stock
ownership, the various qualification tests imposed under the Code discussed below. While the Company has represented that it will operate in a manner so as to satisfy on a continuing basis the various REIT qualification tests, Company Counsel will not review compliance with these tests on a continuing basis, and no assurance can be given that the Company will satisfy such tests on a continuing basis.

         In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities, such as the Company, that invest primarily in real estate and that otherwise would be treated for federal income tax purposes as corporations, are generally not taxed at the corporate level on their "REIT taxable income" that is currently distributed to Shareholders. This treatment substantially eliminates the "double taxation" that generally results from the use of corporations.

         If the Company fails to qualify as a REIT in any year, however, it will be subject to federal income taxation as if it were a domestic corporation, and its Shareholders will be taxed in the same manner as shareholders of ordinary corporations. In such an event, the Company could be subject to potentially significant tax liabilities, and therefore the amount of cash available for distribution to its Shareholders would be reduced or eliminated.

         The Company currently expects to elect REIT status for the taxable year ended December 31, 1995 and will continue to operate in a manner that permits it to retain REIT status in each taxable year thereafter. There can be no assurance, however, that this expectation will be fulfilled, since qualification as a REIT depends on the Company's continuing to satisfy numerous asset, income and distribution tests described below, which in turn will be dependent in part on the Company's operating results.

         The following summary is based on existing law, is not exhaustive of all possible tax considerations and does not give a detailed discussion of any state, local, or foreign tax considerations, nor does it discuss all of the aspects of federal income taxation that may be relevant to a Shareholder in light of his or her particular circumstances or to certain types of Shareholders (including insurance companies, tax-exempt entities, financial institutions, broker-dealers, foreign corporations and persons who are not citizens or residents of the United States) subject to special treatment under the federal income tax laws.

         General. In any year in which the Company qualifies as a REIT, in general it will not be subject to federal income tax on that portion of its REIT taxable income or capital gain which is distributed to Shareholders. The Company may, however, be subject to tax at normal corporate rates upon any taxable income or capital gain not distributed.

         Notwithstanding its qualification as a REIT, the Company may also be subject to taxation in certain other circumstances. If the Company should fail to satisfy either the 75% or the 95% gross income test (as discussed below), and nonetheless maintains its qualification as a REIT because certain other requirements are met, it will be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% gross income test, multiplied by a fraction intended to reflect the Company's profitability. The Company will also be subject to a tax of 100% on net income from any "prohibited transaction" as described below, and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, it will be subject to tax on such income from foreclosure property at the highest corporate rate. In addition, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior years, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. The Company may also be subject to tax in certain circumstances if it disposes within ten years of their acquisition of assets acquired in a tax-free reorganization (although no such transaction is currently contemplated). The Company may also be subject to the corporate alternative minimum tax. The Company will use the calendar year both for federal income tax purposes, and for financial reporting purposes.

         In order to qualify as a REIT, the Company must meet, among others, the following requirements:

         Share Ownership Tests. The Company's Shares must be held by a minimum of 100 persons for at least 335 days in each taxable year (or a proportional number of days in any short taxable year). In addition, at all times during the second half of each taxable year, no more than 50% in value of the outstanding Shares of the Company may be owned, directly or indirectly and by applying certain constructive ownership rules, by five or fewer individuals, which for this purpose includes certain tax-exempt entities. However, for purposes of this test, any Shares held by a qualified domestic pension or other retirement trust will be treated as held directly by its beneficiaries in proportion to their actuarial interest in such trust rather than by such trust. These share ownership requirements need not be met until the second taxable year of the Company for which a REIT election is made.

         In order to ensure compliance with the foregoing share ownership tests, the Company has placed certain restrictions on the transfer of its Shares to prevent additional concentration of Share ownership. Moreover, to evidence compliance with these requirements, under Treasury Regulations the Company must maintain records which disclose the actual ownership of its outstanding Shares. In fulfilling its obligations to maintain records, the Company must and will demand written statements each year from the record holders of designated percentages of its capital stock disclosing the actual owners of such Shares (as prescribed by the Treasury Regulations). A list of those persons failing or refusing to comply with such demand must be maintained as a part of the Company's records. A Shareholder failing or refusing to comply with the Company's written demand must submit with his tax return a similar statement disclosing the actual ownership of Shares of the Company and certain other information. In addition, the Company's Declaration provides restrictions regarding the transfer of its Shares that are intended to assist the Company in continuing to satisfy the Share ownership requirements.

         Asset Tests. At the close of each quarter of the Company's taxable year, the Company must satisfy two tests relating to the nature of its assets (determined in accordance with generally accepted accounting principles). First, at least 75% of the value of the Company's total assets must be represented by interests in real property, interests in mortgages on real property, shares in other REITs, cash, cash items, government securities and qualified temporary investments. Second, although the remaining 25% of the Company's assets generally may be invested without restriction, securities in this class may not exceed (i) in the case of securities of any one non-government issuer, 5% of the value of the Company's total assets or (ii) 10% of the outstanding voting securities of any one such issuer.

         Where a failure to satisfy the 25% asset test results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient non-qualifying assets within 30 days after the close of such quarter. The Company intends to maintain adequate records of the value of its assets to maintain compliance with the 25% asset test, and to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

         Gross Income Tests. The Company must satisfy three source of income tests in each taxable year. The three tests are as follows:

         The 75% Test. At least 75% of the Company's gross income for the taxable year must be "qualifying income." Qualifying income generally includes
(i) rents from real property (as defined below); (ii) interest on obligations secured by mortgages on, or interests in, real property; (iii) gains from the sale or other disposition of interests in real property and real estate mortgages, other than gain from property held primarily for sale to customers in the ordinary course of the Company's trade or business ("dealer property"); (iv) dividends or other distributions on shares in other REITs, as well as gain from the sale of such shares; (v) abatements and refunds of real property taxes; (vi) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of the mortgage secured by such property ("foreclosure property"); (vii) commitment fees received for agreeing to make loans secured by mortgages on real property or to purchase or lease real property; and (viii) qualified temporary investment income. When the Company receives new capital in exchange for its Shares or other capital stock (other than dividend reinvestment amounts) or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of such new capital in stock or a debt instrument, if received or accrued within one year of the Company's receipt of the new capital, is qualifying temporary investment income.

         Rents received by the Company will qualify as "rents from real property" in satisfying the gross income requirements only if several conditions are met. Rents received from a tenant will not qualify as rents from real property if the Company, or an owner of 10% or more of the Company, directly or constructively owns 10% or more of such tenant. Thus, in order for gross income from an Initial Hotel to qualify as rents from real property, the Company must not own, directly or constructively (applying constructive ownership rules under the Code), 10% or more of any lessee (the "10% ownership test"). Such constructive ownership rules generally provide that, if 10% or more in value of the Shares of the Company is owned, directly or indirectly, by or for any person, the Company is considered as owning the stock owned, directly or indirectly, by or for such Person. With respect to the 10% ownership test, the Company does not own and does not intend to acquire, directly or constructively, stock of any lessee. There can be no assurance, however, that the Company will be able to monitor and enforce such restrictions, nor will Shareholders necessarily be aware of shareholdings attributed to them under the attribution rules. The Company has represented (which representation Company Counsel has relied upon in rendering its opinion herein on REIT qualification) that it will satisfy the 10% ownership test.

         If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent for the taxable year under or in connection with the lease, then the portion of rent attributable to such personal property will not qualify as rents from real property. Accordingly, the rents attributable to the Company's personal property leased under or in connection with a lease of the real property comprising a hotel must not be greater than 15% of the rents received under the applicable lease. The rent attributable to the Company's personal property for a hotel is the amount that bears the same ratio to total rent for the taxable year as (i) the average of the adjusted bases of the Company's personal property of such hotel at the beginning and at the end of the taxable year bears to (ii) the average of the aggregate adjusted bases of both the Company's real and personal property of such hotel at the beginning and at the end of such taxable year (the "Adjusted Basis Ratio"). The Company has represented (which representation Company Counsel has relied upon in rendering its opinion herein on REIT qualification) that the allocation of purchase price with respect to each Initial Hotel is accurate and that not more than 15% of the rent for each taxable year with respect to each of the Initial Hotels or any other hotel property acquired by the Company in the future will be attributable to the Company's personal property under the foregoing rules. In addition, the Company intends not to acquire additional personal property for any Initial Hotels if such acquisition would cause the Adjusted Basis Ratio for such Initial Hotels to exceed 15%. While the Company believes that the allocation for tax purposes of the purchase price for the Initial Hotels to the personal property is accurate, there can be no assurance that the Service will not assert that a different allocation is appropriate and that more than 15% of the rents received under a Lease is attributable to personal property under the foregoing rules, or that a court would not uphold such assertion. If such a challenge were successfully asserted, the Company could fail the 15% Adjusted Basis Ratio as to one or more of its leases, which in turn could cause it to fail to satisfy the 75% or 95% gross income test and to fail to qualify as a REIT.

         An amount received or accrued, directly or indirectly with respect to any real or personal property, will not qualify as "rents from real property" for purposes of the 75% or the 95% gross income test if the determination of such amount depends in whole or in part on the income or profits derived by any person from such property (except that an amount so derived or accrued generally will not be excluded from "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales).

         In addition, the Company must not manage the property or furnish or render services to the tenants of such property, except through an independent contractor from whom the company derives no income. There is an exception to this rule permitting a REIT to perform certain customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income."

         The 95% Test. In addition to deriving 75% of its gross income from the sources listed above, at least 95% of the Company's gross income for the taxable year must be derived from the above described qualifying income, dividends, interest, or gains from the sale or other disposition of stock, securities and real property that is not dealer property. Dividends and interest on any obligations not collateralized by an interest in real property are included for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

         For purposes of determining whether the Company complies with the 75% and the 95% gross income tests, gross income does not include income from prohibited transactions. A "prohibited transaction" is a sale of dealer property (excluding foreclosure property); however, it does not include a sale of property if such property is held by the Company for at least four years and certain other requirements (relating to the number of properties sold in a year, their tax bases, and the cost of improvements made thereto) are satisfied. See "-- Taxation of the Company -- General" above. Gain realized by the Company on the sale of any dealer property generally will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is dealer property is a question of fact that depends on all the facts and circumstances with respect to the particular transaction. The Company intends to hold the Initial Hotels for investment with a view to long-term appreciation, to engage in the business of acquiring, owning and developing the Initial Hotels and other hotel properties acquired by the Company in the future, and to make such occasional sales of such hotels as are consistent with the Company's investment objectives. Based upon the Company's investment objectives, the Company believes that overall, the Initial Hotels should not be considered dealer property and that the amount of income from prohibited transactions, if any, will not be material.

         The Company believes that, for purposes of both the 75% and the 95% gross income tests, its investment in the Initial Hotels will generally give rise to qualifying income in the form of rents, and that gains on sales of the Initial Hotels generally will also constitute qualifying income. The Company also believes that, for purposes of the 95% gross income test, if the portion of rent attributable in any case to furniture, furnishings, equipment and operating equipment were to be recharacterized as payments from a deemed financing of such items, any gross income attributable to such payments would be qualifying gross income in the form of interest and such interest income would not cause the Company to be unable to satisfy the 75% gross income test.

         Even if the Company fails to satisfy one or both of the 75% or the 95% gross income tests for any taxable year, it may still qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions will generally be available if: (i) the Company's failure to comply was due to reasonable cause and not to willful neglect; (ii) the Company reports the nature and amount of each item of its income included in the tests on a schedule attached to its tax return; and (iii) any incorrect information on such schedule is not due to fraud with intent to evade tax. If these relief provisions apply, however, the Company will nonetheless be subject to a 100% tax on the greater of the amount by which it fails either the 75% or the 95% gross income test, multiplied by a fraction intended to reflect the Company's profitability.

         The 30% Test. The Company must derive less than 30% of its gross income for each taxable year from the sale or other disposition of (i) real property held for less than four years (other than foreclosure property and involuntary conversions); (ii) stock or securities (including certain interest rate swap or cap agreements) held for less than one year; and (iii) property in a prohibited transaction. The Company does not anticipate that it will have difficulty in complying with this test. However, if extraordinary circumstances were to occur that gave rise to dispositions of Initial Hotels within four years after the respective dates of the Company's acquisition thereof, the Company may be unable to satisfy the 30% test.

         The Company may temporarily invest working capital in short term investments, which may include shares in other REITs. Although the Company will use its best efforts to ensure that its income generated by these investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard (see discussion above of the "new capital" rule under the 75% test). Moreover, the Company may realize short-term capital gain upon sale or exchange of such investments, and such short-term capital gain would be subject to the limitations imposed by the 30% gross income test.

         Foreclosure Property. The Company will be subject to tax at the maximum corporate rate (currently 35%) on income from any "foreclosure property," other than income that would be qualified income under the 75% gross income test, less expenses directly connected with the production of such income. However, gross income from any such foreclosure property will qualify under the 75% and the 95% gross income tests.

         Foreclosure property is defined as any real property (including interests in real property) and any personal property incident to such real property, acquired by a REIT as the result of a REIT having bid in such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default (or default was imminent) on a lease of such property or on an indebtedness which such property secured and for which the REIT makes a proper election to treat such property as foreclosure property. However, a REIT will not be considered to have foreclosed on a property where it takes control of the property as a mortgagee in possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Under the Code, property generally ceases to be foreclosure property with respect to a REIT on the date which is two years after the date such REIT acquired such property (or longer if an extension is granted by the Secretary of the Treasury). However, the foregoing grace period is terminated and foreclosure property ceases to be foreclosure property on the first day (i) on which a lease is entered into with respect to such property which, by its terms, will give rise to income which does not qualify under the 75% gross income test or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day which will give rise to income which does not qualify under the 75% gross income test, (ii) on which any construction takes place on such property (other than completion of a building, or completion of any other improvement, where more than 10% of the construction of such building or other improvement was completed before default became imminent), or (iii) which is more than 90 days after the day on which such property was acquired by the REIT and the property is used in a trade or business which is conducted by the REIT (other than through an independent contractor from whom the REIT itself does not derive or receive any income).

         As a result of the rules with respect to foreclosure property, if a Lessee defaults on its obligations under a Lease for an Initial Hotel and the respective Manager is not available to manage such Initial Hotel after the Company terminates the Lessee's leasehold interest therein, and the Company is unable to find a replacement lessee for such Initial Hotel within 90 days of such foreclosure and unable to find an independent contractor to manage it, gross income from hotel operations conducted by the Company from such property would cease to qualify for the 75% and the 95% gross income tests. (Advisors should qualify as an independent contractor which could operate foreclosure property for up to two years.) In such event, the Company might be unable to satisfy the 75% or the 95% gross income test, resulting in its failure to qualify as a REIT.

         Annual Distribution Requirements. In order to qualify as a REIT the Company is required to distribute dividends (other than capital gain dividends) to its Shareholders with respect to each year in an amount at least equal to (A) the sum of (i) 95% of the Company's REIT taxable income (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of noncash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its REIT taxable income, as adjusted, it will be subject to tax on the undistributed amount at regular capital gains or ordinary corporate tax rates, as the case may be. The Company will also be required to distribute currently as a dividend an amount equal to the earnings and profits of any corporation it may acquire in a tax-free reorganization (although no such transaction is currently contemplated).

         The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements described in the first and last sentences of the preceding paragraph. It is possible that the Company may not have sufficient cash or other liquid assets to meet the 95% distribution requirement, due to timing differences between the actual receipt of income and actual payment of expenses on the one hand, and the inclusion of such income and deduction of such expenses in computing the Company's REIT taxable income on the other hand. To avoid any problem with the 95% distribution requirement, the Company will closely monitor the relationship between its REIT taxable income and cash flow and intends, if necessary, to borrow funds in order to satisfy the distribution requirement. However, there can be no assurance that such borrowing would be available at such time.

         If the Company fails to meet the 95% distribution requirement as a result of an adjustment to the Company's tax return by the Service, the Company may retroactively cure the failure by paying a "deficiency dividend" (plus applicable penalties and interest) within a specified period.

         Failure to Qualify. If the Company fails to qualify for taxation as a REIT in any taxable year and the relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to Shareholders in any year in which the Company fails to qualify as a REIT will not be deductible by the Company, nor generally will they be required to be made under the Code. In such event, to the extent of current and accumulated earnings and profits, all distributions to Shareholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from reelecting taxation as a REIT for the four taxable years following the year during which qualification was lost.

         Other Issues. In the case of certain sale leaseback arrangements, the Service could assert that the Company realized prepaid rental income in the year of purchase to the extent that the value of a leased property exceeds the purchase price paid by the Company for that property. In litigated cases involving sale leasebacks which have considered this issue, courts have concluded that buyers have realized prepaid rent where both parties acknowledged that the purported purchase price for the property was substantially less than fair market value and the purported rents were substantially less than the fair market rentals. Because of the lack of clear precedent, complete assurance cannot be given that the Service could not successfully assert the existence of prepaid rental income.

         Depreciation of Properties. For tax purposes, the Company's real property generally is depreciated on a straight line basis over 40 years and personal property owned by the Company generally is depreciated over nine years.

Taxation of Shareholders.

         Taxation of Taxable Domestic Shareholders. As long as the Company qualifies as a REIT, distributions made to the Company's taxable domestic
Shareholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) will be taken into account by them as ordinary income and will not be eligible for the dividends received deduction for corporations. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed the Company's actual net capital gain for the taxable year) without regard to the period for which the Shareholder has held its Shares. However, corporate Shareholders may be required to treat up to 20% of certain capital gain dividends as ordinary income. To the extent that the Company makes distributions in excess of current and accumulated earnings and profits, these distributions are treated first as a tax-free return of capital to the Shareholder, reducing the tax basis of a Shareholder's Shares by the amount of such excess distribution (but not below zero), with distributions in excess of the Shareholder's tax basis being taxed as capital gains (if the Shares are held as a capital asset). In addition, any dividend declared by the Company in October, November or December of any year and payable to a Shareholder of record on a specific date in any such month shall be treated as both paid by the Company and received by the Shareholder on December 31 of such year, provided that the dividend is actually paid by the Company during January of the following calendar year. Shareholders may not include in their individual income tax returns any net operating losses or capital losses of the Company. Federal income tax rules may also require that certain of the Company's minimum tax adjustments and preferences be apportioned to Shareholders.

         In general, any loss upon a sale or exchange of Shares by a Shareholder who has held such Shares for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss, to the extent of distributions from the Company required to be treated by such Shareholder as long-term capital gains.

         Investors (other than certain corporations) who borrow funds to finance their acquisition of Shares in the Company could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred in such an arrangement. Under Section 163(d) of the Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the taxpayer's net investment income. An investor's net investment income will include the dividend and (if the investor so elects) capital gain dividend distributions he receives from the Company; however, distributions treated as a nontaxable return of the Shareholder's basis will not enter into the computation of net investment income.

         Under Section 469 of the Code, taxpayers (other than certain corporations) generally will not be entitled to deduct losses from so-called passive activities except to the extent of their income from passive activities. For purposes of these rules, distributions received by a Shareholder from the Company will not be treated as income from a passive activity and thus will not be available to offset a Shareholder's passive activity losses.

         Taxation of Tax-Exempt Shareholders. The Service has ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust do not constitute unrelated business taxable income ("UBTI"). Subject to the discussion below regarding a "pension-held REIT," based upon such ruling and the statutory framework of the Code, distributions by the Company to a Shareholder that is a tax-exempt entity would not constitute UBTI, provided that the tax-exempt entity has not financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code, that the Shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that the Company, consistent with its present intent, does not hold a residual interest in a REMIC.

         If any pension or other retirement trust that qualifies under Section 401(a) of the Code ("qualified pension trust") holds more than 10% by value of the interests in a "pension-held REIT" at any time during a taxable year, a portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a "pension-held REIT" is defined as a REIT if (i) such REIT would not have qualified as a REIT but for the provisions of the Code which look through such a qualified pension trust in determining ownership of shares of the REIT and (ii) at least one qualified pension trust holds more than 25% by value of the interests of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT.

         Information Reporting and Backup Withholding Tax. The Company will report to its domestic Shareholders and to the Service the amount of dividends paid for each calendar year, and the amount of tax withheld, if any, with respect thereto. Under the back-up withholding rules, a Shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless such Shareholder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A Shareholder that does not provide the Company with its correct taxpayer identification number may also be subject to penalties imposed by the Service. Any amount paid as backup withholding is available as a credit against the Shareholder's income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions made to any Shareholders who fail to certify their non-foreign status to the company. See "Certain United States Tax Considerations for Non-U.S. Holders of Shares."

         Backup withholding is not an additional tax. Rather, the tax liability of persons subject to backup withholding will be reduced by the amount of tax withheld. If withholding results in an overpayment of taxes, a refund may be obtained provided that the required information is furnished to the Service.

Other Tax Considerations.

         Possible Legislative or Other Actions Affecting Tax Consequences. Prospective Shareholders should recognize that the present federal income tax treatment of investment in the Company may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. No assurance can be given as to the form or content (including with respect to effective dates) of any tax legislation which may be enacted. Revisions in federal tax laws and interpretations thereof could adversely affect the tax consequences of investment in the Company.

         State and Local Taxes. The Company and its Shareholders may be subject to state or local taxation, and the Company may be subject to state or local tax withholding requirements, in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its Shareholders may not conform to the federal income tax consequences discussed above. Consequently, prospective Shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Shares.

         Certain United States Tax Considerations Non-U.S. Holders Of Shares. The following is a discussion of certain anticipated U.S. federal income and U.S. federal estate tax consequences of the ownership and disposition of Shares applicable to non-U.S. Shareholders of such Shares. The discussion is based on current law and is for general information only. The discussion does not address either aspects of U.S. federal taxation other than income and estate taxation or all aspects of U.S. federal income and estate taxation. The discussion does not consider any specific facts or circumstances that may apply to a particular non-U.S. Shareholder.

         In general, a non-U.S. Shareholder will be subject to regular United States income tax with respect to its investment in the Company if such investment is "effectively connected" with the non-U.S. Shareholder's conduct of a trade or business in the United States, or if the non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year. A corporate non-U.S. Shareholder that receives income that is (or is treated as) effectively connected with a U.S. trade or business may also be subject to the branch profits tax under Section 884 of the Code, which is payable in addition to regular United States corporate income tax. The following discussion will apply to non-U.S. Shareholders whose investment in the Company is not so effectively connected and who are not individuals present in the U.S. for 183 days or more during the taxable year.

         A distribution by the Company that is not deemed to be attributable to gain from the sale or exchange by the Company of a United States real property interest and that is not designated by the Company as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution by the Company that is designated as a capital gain dividend will generally not be subject to withholding except to the extent that such dividend is attributable to the sale or exchange by the Company of United States real property interests, as described below. Generally, an ordinary income dividend will be subject to a United States withholding tax equal to 30% of the gross amount of the dividend unless such withholding is reduced by an applicable tax treaty. A distribution of cash in excess of the Company's earnings and profits will be treated first as a nontaxable return of capital that will reduce a non-U.S. Shareholder's basis in its Shares (but not below zero) and then as gain from the disposition of such Shares, the tax treatment of which is described under the rules discussed below with respect to disposition of Shares. A distribution in excess of the Company's earnings and profits may be subject to 30% dividend withholding if at the time of the distribution it cannot be determined whether the distribution will be in an amount in excess of the Company's current and accumulated earnings and profits. If it is subsequently determined that such distribution is, in fact, in excess of current and accumulated earnings and profits, the non-U.S. Shareholder may seek a refund from the Service. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a non-U.S. Shareholder in any tax year unless (i) a lower tax treaty applies and the required form evidencing eligibility for that reduced rate for such tax year is filed with the Company or (ii) the non-U.S. Shareholder files IRS Form 4224 for such tax year with the Company claiming that the distribution is "effectively connected" income.

         For any year in which the Company qualifies as a REIT, distributions by the Company that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to a non-U.S. Shareholder in accordance with the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Under FIRPTA, such distributions are taxed to a non-U.S. Shareholder as if such distributions were gains "effectively connected" with a United States trade or business. Accordingly, a non-U.S. Shareholder will be taxed at the normal capital gain rates applicable to a U.S. Shareholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals). Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a foreign corporate Shareholder that is not entitled to treaty exemption. The Company will be required to withhold from distributions to non-U.S. Shareholders, and remit to the Service, 35% of the amount of any distribution that could be designated as capital gain dividends to the extent that such dividends are attributable to the sale or exchange by the Company of United States real property interests.

         Tax treaties may reduce the Company's withholding obligations. If the amount of tax withheld by the Company with respect to a distribution to a non-U.S. Shareholder exceeds the Shareholder's United States liability with respect to such distribution, the non-U.S. Shareholder may file for a refund of such excess from the Service. In this regard, it should be noted that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporations but is higher than the 28% maximum rate on capital gains of individuals.

         If the Shares fail to constitute a "United States real property interest" within the meaning of FIRPTA, a sale of the Shares by a non-U.S. Shareholder generally will not be subject to United States taxation unless (i)
investment in the Shares is effectively connected with the non-U.S. Shareholder's United States trade or business, in which case, as discussed above, the non-U.S. Shareholder would be subject to the same treatment as U.S. Shareholders on such gain or (ii) the non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

         The Shares will not constitute a United States real property interest if the Company is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by non-U.S.
Shareholders. It is currently anticipated that the Company will be a domestically controlled REIT, and therefore that the sale of Shares will not be subject to taxation under FIRPTA. However, because the Shares will be publicly traded, no assurance can be given that the Company will continue to be a domestically controlled REIT. If the Company did not constitute a domestically controlled REIT, whether a non-U.S. Shareholder's sale of Shares would be subject to tax under FIRPTA as a sale of a United States real property interest would depend on whether the Shares were "regularly traded" (as defined by applicable Treasury Regulations) on an established securities market (e.g., the NYSE, on which the Shares will be listed) and on the size of the selling Shareholder's interest in the Company. If the gain on the sale of the Shares were subject to taxation under FIRPTA, the non-U.S. Shareholder would be subject to the same treatment as a U.S. Shareholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In any event, a purchaser of Shares from a non-U.S. Shareholder will not be required under FIRPTA to withhold on the purchase price if the purchased Shares are "regularly traded" on an established securities market or if the Company is a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser of Shares may be required to withhold 10% of the purchase price and to remit such amount to the Service.

         Federal Estate Tax. Shares owned or treated as owned by an individual who is not a citizen or resident (as defined for United States federal estate tax purposes) of the United States at the time of death will be includible in the individual's gross estate for United States federal estate tax purposes unless an applicable estate tax treaty provides otherwise.

         Backup Withholding and Information Reporting Requirements. The Company must report annually to the Service and to each non-U.S. Shareholder the amount of dividends paid to and the tax withheld with respect to such holder. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these information returns may also be made available under the provisions of a specific treaty or agreement to the tax authorities in the country in which the non-U.S. Shareholder resides. United States backup withholding tax (which generally is a withholding tax imposed at the rate of 31% on certain payments to persons that fail to furnish the information required under the United States information reporting requirements) will generally not apply to dividends paid on Shares to a non-U.S. Shareholder at an address outside the United States.

         The payment of the proceeds from the disposition of Shares to or through the United States office of a broker will be subject to information reporting and backup withholding at a rate of 31% unless the owner, under penalties of perjury, certifies, among other things, its status as a non-U.S. Shareholder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of Shares to or through a non-U.S. office of a broker generally will not be subject to backup withholding and information reporting. In the case of proceeds from a disposition of Shares paid to or through a non-U.S. office of a U.S. broker or paid to or through a non-U.S. office of a non-U.S. broker that is (i) a "controlled foreign corporation" for United States federal income tax purposes or (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a non-U.S. Shareholder, and (b) information reporting will not apply if the broker has documentary evidence in its files that the owner is a non-U.S. Shareholder (unless the broker has actual knowledge to the contrary).

         Any amounts withheld under the backup withholding rules from a payment to a non-U.S. Shareholder will be refunded by the Service (or credited against the non-U.S. Shareholder's United States federal income tax liability, if any), provided that the required information is furnished to the Service.

         Other Tax Consequences. The Company and its Shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside.

         There may be other federal, state, local or foreign income, or estate and gift, tax considerations applicable to the circumstances of a particular investor. Shareholders should consult their own tax advisors with respect to such matters.


Erisa Plans, Keogh Plans and Individual Retirement Accounts.

         General Fiduciary Obligations. Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") ("ERISA Plan") must consider whether their investment in the Company's Shares satisfies the diversification requirements of ERISA, whether the investment is prudent in light of possible limitations on the marketability of the Shares, whether such fiduciaries have authority to acquire such Shares under the appropriate governing instrument and Title I of ERISA, and whether such investment is otherwise consistent with their fiduciary responsibilities. Any ERISA Plan fiduciary should also consider ERISA's prohibition on improper delegation of control over or responsibility for "plan assets." Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, such fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of such a violation (the "Fiduciary Penalty"). Also, fiduciaries of any Individual Retirement Account ("IRA"), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA because it does not cover common law employees ("Non-ERISA Plan") should consider that such an IRA or Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary Shareholders should consult their own legal advisers if they have any concern as to whether the investment is inconsistent with any of the foregoing criteria.

         Prohibited Transactions. Fiduciaries of ERISA Plans and persons making the investment decision for an IRA or other Non-ERISA Plan should also consider the application of the prohibited transaction provisions of ERISA and the Code in making their investment decision. Sales and certain other transactions between an ERISA Plan, IRA, or other Non-ERISA Plan and certain persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan, IRA, or other Non-ERISA Plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA Plans, may also result in the imposition of an excise tax under the Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the ERISA or Non-ERISA Plan or IRA. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA is maintained (or his beneficiary), the IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to such individual in a taxable distribution (and no excise tax will be imposed) on account of the prohibited transaction. Fiduciary Shareholders should consult their own legal advisers if they have any concern as to whether the investment is a prohibited transaction.

         Special Fiduciary and Prohibited Transactions Considerations. The Department of Labor ("DOL"), which has certain administrative responsibility over ERISA Plans as well as over IRAs and other Non-ERISA Plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or Non-ERISA Plan or IRA acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA or Non-ERISA Plan's or IRA's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or sold pursuant to an effective registration statement under the Securities Act (provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred). The Company's Shares will be registered under the Exchange Act.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control.

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect a finding that such securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include: any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification of the Company for federal or state tax purposes, or would otherwise violate any state or federal law or court order; any requirement that advance notice of a transfer or assignment be given to the Company and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence; any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer. The Company believes that the restrictions imposed under the Company's Declaration and Bylaws on the transfer of Shares do not result in the failure of the Shares to be "freely transferable." Furthermore, the Company believes that at present there exist no other facts or circumstances limiting the transferability of the Shares which are not included among those enumerated as not affecting their free transferability under the regulation, and the Company does not expect or intend to impose in the future (or to permit any person to impose on its behalf) any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions. However, the final regulation only establishes a presumption in favor of a finding of free transferability, and no guarantee can be given that the DOL or the Treasury Department will not reach a contrary conclusion.

         Assuming that the Shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of the Shares, the Company has received an opinion from Company Counsel that the Shares should not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the Shares under the Company's Declaration and Bylaws and that under the regulation the Shares are publicly offered securities and the assets of the Company will not be deemed to be "plan assets" of any ERISA Plan, IRA or other Non-ERISA Plan that invests in the Shares.

         If the assets of the Company are deemed to be plan assets  under ERISA:
(i) the prudence standards and other provisions of Part 4 of Title I of ERISA would be applicable to investments made by the Company; (ii) the person or persons having investment discretion over the assets of ERISA Plans which invest in the Company would be liable under the aforementioned Part 4 of Title I of

ERISA for investments made by the Company which do not conform to such ERISA standards unless Advisors registers as an investment adviser under the Investment Advisers Act of 1940 and certain other conditions are satisfied; and
(iii) certain transactions that the Company might enter into in the ordinary course of its business and operation might constitute "prohibited transactions" under ERISA and the Code.


Item 2.  Properties

         General. The Initial Hotels consist of 37 Courtyard by Marriott(R) hotels (the "Initial Hotels"), with 5,286 rooms in 20 states. These hotels have an average age of approximately five years and the Company believes that the physical plant of each hotel in which it has invested is suitable and adequate for its present and any currently proposed uses. At December 31, 1995, the Company had total hotel investments of approximately $332.6 million. The Initial Hotels are all leased to the Lessee and operated by the Manager. See "Business -- The Initial Hotels, Leases and Management Agreements."

         The following table summarizes certain information about the properties as of December 31, 1995. All dollar figures are in thousands.



                               Numbers of               Number of           Total Investment at         Annual Base
State                            Hotels                   Rooms              December 31, 1995              Rent
-----                            ------                   -----              -----------------              ----

Arizona                             2                      279                     $ 15,295               $ 1,510
California                          4                      577                       35,172                 3,480
Delaware                            1                      152                       12,419                 1,210
Florida                             1                      152                       12,292                 1,210
Georgia                             5                      732                       43,736                 4,330
Indiana                             1                      149                        8,802                   880
Maryland                            1                      152                       13,661                 1,340
Massachusetts                       7                      963                       60,473                 6,030
Michigan                            1                      148                        6,580                   650
Minnesota                           1                      149                        8,783                   880
Missouri                            2                      298                       16,687                 1,620
New Jersey                          1                      146                       12,463                 1,240
North Carolina                      3                      412                       23,897                 2,360
Pennsylvania                        1                      152                        9,965                   970
South Carolina                      1                      108                        5,795                   580
Tennessee                           1                      109                        9,318                   920
Texas                               1                      160                        8,680                   860
Virginia                            1                      149                        8,270                   820
Washington                          1                      152                       11,723                 1,160
Wisconsin                           1                      147                        8,561                   850
                                   ---                    ----                   ----------              --------
                                   37                    5,286                     $332,572               $32,900


         Certain of the Initial Hotels are currently and from time to time may be made subject to mortgages securing the Company's lines of credit or other secured borrowings. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         The land underlying five of the Initial Hotels is subject to ground leases. The leases with respect to the ground leased Initial Hotels are subject to early termination if the applicable ground lease terminates. Assuming the exercise of all renewal options, one ground lease will expire in 2067, one in 2066, two in 2041 and one in 2039. The ground leases expiring in 2041 and 2039 will expire approximately two years and four years, respectively, prior to the date the applicable Initial Lease would otherwise expire if fully renewed.

Moreover, the landlord under the ground lease which expires in 2039 has the right to terminate the ground lease at any time after January 1, 1999 provided it agrees not to use the premises as a commercial lodging facility, complies with a right of first refusal granted to the Company and pays to the Company an amount equal to the fair market value of the Company's interest under the ground lease. The landlords under the ground leases which expire in 2041 have the right to purchase the Company's leasehold interest in the event that the Company changes the use of the premises from a hotel use or in the event that Host Marriott Corporation, its affiliates or another agreed upon suitable operator ceases to lease or manage the applicable Initial Hotel. Any pledge of the Company's interests in a ground lease may also require the consent of the applicable ground lessor and the lenders thereto. The ground leased land underlying three of the Initial Hotels is encumbered by certain mortgages. Subject to the Company's satisfaction of certain conditions, the foreclosure of such mortgages will not result in the termination of the applicable ground lease.

Item 3.  Legal Proceedings

         Although in the ordinary course of business the Company is or may become involved in legal proceedings, the Company has a limited operating history and is not aware of any material pending legal proceeding affecting any of the Hotels for which it might become liable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this Form 10-K.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Shares are traded on the New York Stock Exchange (symbol:
HPT). The following table sets forth for the periods indicated the high and low closing sale prices for the Shares as reported in the New York Stock Exchange Composite Transactions reports since the Company's initial public offering.


                       1995                         High           Low
                       ----                         ----           ---
Third Quarter (since August 15, 1995).............. 26 7/8         24 5/8
Fourth Quarter..................................... 26 3/4         24 3/4

The closing price of the Shares on the New York Stock Exchange on March 25, 1996 was $26.625.

         As of March 25, 1996, there were 295 Shareholders of record and the Company estimates that as of such date there were approximately 12,000 beneficial owners of the Shares.

         Dividends declared with respect to each period for the recent fiscal year and the respective annualized rates are set forth in the following table.


                                                                  Annualized
                                                   Dividend        Dividend
                                                  Per Share          Rate
                                                  ---------       -----------
August 22, 1995 to
September 30, 1995..........................        $ .24            $2.20
Fourth Quarter, 1995........................          .55             2.20

     All dividends declared have been paid. The Company intends to continue to declare and pay future dividends on a quarterly basis.

     Concurrent with the IPO, the Company paid a dividend of $879,000 to HRP, representing retained earnings from inception to the IPO.

     In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Code, the Company is required to make distributions to shareholders which annually will be at least 95% of the Company's "real estate investment trust taxable income" (as defined in the Code). All distributions will be made by the Company at the discretion of the Board of Trustees and will depend on the earnings of the Company, cash available for distribution, the financial condition of the Company and such other factors as the Board of Trustees deems relevant. The Company intends to distribute substantially all of its "real estate investment trust taxable income" to its shareholders.

Item 6.  Selected Financial Data

     The following table sets forth selected financial and operating data on an historical and a pro forma basis for the Company for the year ended December 31, 1995. The pro forma data for the 37 Initial Hotels are unaudited and presented as if the Company's formation transactions, primarily the acquisition and leasing of the Initial Hotels and the Company's initial public offering of Shares, and certain other transactions had been consummated as of the date or for the period presented. The pro forma data are not necessarily indicative of what the actual financial position or results of operations would have been, nor do they purport to represent the financial position or results of operations for future periods. The following selected and pro forma financial and operating data should be read in conjunction with the financial statements and the notes thereto included beginning at page F-1 of this Report on Form 10-K.


                                                          Historical                 Pro Forma
                                                  -------------------------- --------------------------
                                                       February 7, 1995
                                                        (Inception) to
                                                         December 31,                Year Ended
                                                           1995(1)               December 31, 1995

                                                          (In thousands, except per Share data)
Operating Data:
  Revenues:
    Rental income................................       $   19,531                  $   33,308
    FF&E reserve income..........................            4,037                       6,424
    Interest income..............................               74                         144
                                                         ---------                    --------
       Total revenues............................           23,642                      39,876
  Expenses:
    Interest to HRP..............................            5,039                          --
    Depreciation and amortization................            5,844                       9,229
    General administrative and advisory..........            1,410                       2,616
                                                         ---------                   ---------
       Total expense:............................           12,293                      11,845
                                                         ---------                   ---------
  Net income.....................................       $   11,349                  $   28,031
                                                         =========                   =========
  Net income per share...........................       $     2.51                  $     2.22

  Weighted average shares outstanding............            4,515                      12,601
Balance Sheet Data (as of December 31,
  1995):
  Real estate properties, net....................       $  326,752                  $  326,752
  Total assets...................................          338,947                     338,947
  Total debt.....................................               --                          --
  Shareholders' equity...........................          297,951                     297,951
Other Data:
  Cash available for distribution(2).............       $   13,156                  $   30,836
  Cash provided by operating activities(3).......           14,140                      31,820
  Cash used in investing activities(3)...........          303,652                     303,652
  Cash provided by financing activities(3).......          291,647                     268,481
  Cash available for Distribution per share (2)..       $     2.91                  $     2.45

---------------

(1) From inception on February 7, 1995 until completion of its initial public offering on August 22, 1995, the Company was a 100% owned subsidiary of HRP. It was initially capitalized with $1.0 million of equity and $163.3 million of debt. The debt was provided by HRP at rates which were lower than the market rates which the Company would have paid on a stand alone basis. Accordingly, the Company does not believe that its results of operations while it was a wholly owned subsidiary are comparable to subsequent periods.







(2) Some REITs use funds from operations ("FFO"), representing net income, calculated in accordance with generally accepted accounting principles, adjusted for non-recurring items, before real estate depreciation and amortization as a measure of financial performance. Because of the impact of FF&E Reserves on the Company's calculation of FFO which results from the fact that the FF&E Reserves from the Initial Leases are included in FFO (and escrowed by the Company), the Company does not believe FFO represents a meaningful measure of its performance or offers a meaningful basis for comparison of its performance with that of other public hotel REITs. Instead, the Company believes that the best measure of its financial performance is Cash Available for Distribution, which it defines as net income from operations, plus depreciation and amortization and less Company income reserved for renovations and refurbishment (i.e., the FF&E Reserves) and adjusted for non-recurring items, if any. Moreover, the Company believes that Cash Available for Distribution provides a meaningful basis for comparison of the Company's performance with the performance of other public hotel REITs provided that appropriate amounts are reserved for renovations and refurbishment in all cases.

(3) Amounts are computed on a pro forma basis in accordance with GAAP, except that cash provided by (used in) operating activities excludes the effect on cash resulting from changes in current assets and current liabilities. The Company does not believe that these excluded items are material to net cash provided by operating activities.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

       The Company was organized on February 7, 1995 and commenced operations on March 24, 1995 with the acquisition of the first 21 of its 37 Initial Hotels. The Company completed its initial public offering of shares and acquired the 16 remaining Initial Hotels on August 22, 1995. Since it has been recently formed and has limited historical financial data, the Company believes it is meaningful to an understanding of its present and ongoing operations to discuss the Company's pro forma results of operations as well as its historical results of operations.

       The following discussion should be read in conjunction with the selected financial data above and the financial statements and the notes thereto included elsewhere herein. Pro forma results and percentage relationships set forth in the financial highlights section and in such financial statements may not be indicative of the future operations of the Company.

Historical and Pro Forma Results of Operations

February 7, 1995 (Inception) Through December 31, 1995

       Total revenues for the period from February 7, 1995 (inception) through December 31, 1995 were $23.6 million, which included base and percentage rent of $19.5 million and FF&E reserve income of $4.0 million. Total expenses for the period were $12.3 million, including interest expense and depreciation and amortization of $5.0 million and $5.8 million, respectively. Net income for the period was $11.3 million ($2.51 per share) and cash available for distribution for the period was $13.2 million ($2.91 per share), based in both cases on average outstanding shares for the period of 4,515,000.

       From inception until completion of its initial public offering on August 22, 1995, the Company was a 100% owned subsidiary of HRP and was initially capitalized with $1 million of equity and $163.3 million of debt. The debt was provided by HRP at rates which were lower than the market rates which the Company would have paid on a stand alone basis. Accordingly, the Company does not believe that its results of operations while it was a wholly owned subsidiary of HRP are comparable to subsequent periods.

       Cash flow provided by (used for) operating, investing and financing activities were $14.1 million, ($303.7 million) and $291.6 million,respectively, for the year ended December 31, 1995.

Pro Forma Year Ended December 31, 1995

         The pro forma results of operations for the 37 Initial Hotels assumes that the Company's formation transactions, the initial public offering of shares and the acquisition and leasing of the 37 Initial Hotels and certain related transactions all occurred on January 1, 1995, and demonstrates the Company's rate of operations since becoming a separate public company. On this pro forma basis, total revenues would have been $39.9 million (principally base and percentage rents of $33.3 million and FF&E reserve income of $6.4 million). Total expenses would have been $11.8 million (including depreciation and amortization of $9.2 million and general, administrative and advisory expenses of $2.6 million). Net income would have been $28.0 million or $2.22 per share, and Cash Available for Distribution would have been $30.8 million or $2.45 per share, based in both cases upon 12,600,900 shares outstanding.

Liquidity and Capital Resources

       The Company's primary source of cash to fund its dividends and day to day operations is the base and percentage rents it receives. Base rents are paid monthly in advance and percentage rents are paid either monthly or quarterly in arrears. This flow of funds from rents has historically been sufficient for the company to pay dividends and meet day to day operating expenses.

       In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to pay dividends or operating expenses, the Company has entered into a line of credit arrangement (the "Line of Credit") with DLJ Mortgage Capital, Inc. ("DLJMC"). The Line of Credit is for up to $200 million, of which up to $20 million is available for general business purposes. Drawings under the line of credit are secured by first mortgage liens on certain of the Company's hotels. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The line of credit matures on December 31, 1998; however, upon the request of the Company and subject to certain terms and conditions, DLJMC has the right (but not the obligation) to convert amounts outstanding at maturity, if any, into an amortizing mortgage loan due on December 31, 2008. Interest on borrowings under the line of credit are payable until maturity at a spread above one month LIBOR; and interest during the extended term, if any, will be set at market rates at the time the loan is extended. At March 22, 1996, $115.7 million dollars was drawn under the Line of Credit and had been principally used to fund deposits for the Additional Hotels discussed below and to pay the purchase price for the 5 Residence Inn by Marriott(R) and 3 Courtyard by Marriott(R) hotels acquired on such date.

       The Company entered into agreements to acquire the Additional Hotels for approximately $484 million. The net funding required to accomplish these acquisitions after taking into account the hold back security deposits and related expenditures and expenses will be approximately $445 million. In order to enhance the ability of the Company to acquire the Additional Hotels, the Company and DLJMC have entered into an agreement to expand the funds availability under the Line of Credit by up to an additional $250 million (the "Expanded Credit Facility"). The Expanded Credit Facility will have the same rate of interest as the Line of Credit. Borrowings under the Expanded Credit Facility will be unsecured, except that the Company is required to provide collateral for any such borrowings outstanding after December 31, 1996. The Expanded Credit Facility matures on March 31, 1997. In the event that amounts drawn under the Expanded Credit Facility are not repaid at maturity, DLJMC has the right to require that the Company enter into a securtized mortgage transaction by which these obligations may be publicly sold.

       The Company expects to use borrowings under the Line of Credit, advances under the Expanded Credit Facility and/or net proceeds of an offering of equity securities to fund the acquisition of the Additional Hotels. To the extent, after giving effect to the acquisition of the Additional Hotels, borrowings remain outstanding on the Expanded Credit Facility or Line of Credit, the Company intends to explore alternatives to repay such amounts. Such alternatives may include incurring long term debt. Although the Company has not received commitments for equity or debt financing to repay borrowings on the Expanded Credit Facility or Line of Credit, the Company believes that its improved financial position resulting from the acquisition of the Additional Hotels and the consummation of any offering of equity securities will enable it to complete such long term debt financing during 1996. The Company believes it will in the future have access to various types of financing, including debt or equity securities offerings, with which to finance its continued operations and future acquisitions. However, there can be no assurance that the Company will consummate any debt or equity security offerings.

Seasonality

       The Initial Hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in the Company's rental income because the Company believes that the revenues generated by its hotels will be sufficient for the lessees to pay rents on a regular basis notwithstanding seasonal fluctuations.

Inflation

       The Company believes that inflation should not have a material adverse effect on the Company. Although increases in the rate of inflation may tend to increase interest rates which the Company may be required to pay for borrowed funds, the Company has a policy of obtaining interest rate caps in appropriate circumstances to protect it from interest rate increases. In addition, the Company's leases provided for the payment of percentage rent to the Company based on increases in total sales, and such rent should increase with inflation.

Certain Considerations

       The discussions above and elsewhere herein contain statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are other than statements of historical fact. Readers are cautioned that important factors, such as interest rates and the Company's tax status as a REIT, among others, may have affected and in the future could affect the Company's actual results. Actual future results could differ, possibly materially, from those expressed in any forward looking statements contained herein as a result of such factors as changes in financing terms, seasonality, the Company's ability, or not, to complete acquisitions and financing transactions, results of hotel operations and general changes in economic conditions not presently contemplated.

Item 8. Financial Statements and Supplementary Data

       The financial statements, related notes, schedule and reports of independent public accountants for the Company are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a). The financial statements for HMH HPT Courtyard, Inc. as of December 29, 1995 and for the period March 24, 1995 (inception) through December 29, 1995 and the report of independent public accountants begin on page F-13. The financial statements for the Initial Hotels for the period ended on the date of their acquisition by the Company and the report of independent public accountants begin on Page F-24.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

  None.

                                    PART III

  The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to the Company's definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K.

(a) Index to Financial Statements and Financial Statement Schedules

Hospitality Properties Trust Financial Statements:

    Report of Independent Public Accountants..............................  F-1

    Balance Sheet as of December 31, 1995.................................  F-2

    Statement of Income for the period February 7, 1995
    (inception) to December 31, 1995......................................  F-3

    Statement of Shareholders' Equity for the period February 7 , 1995
    (inception) to December 31, 1995......................................  F-4

    Statement of Cash Flows for the Period February 7, 1995
    (inception) to December 31, 1995......................................  F-5

    Notes to Financial Statements.........................................  F-6

    Report of Independent Public Accountants.............................. F-10

    Schedule III - Real Estate and Accumulated Depreciation............... F-11

HMH HPT Courtyard, Inc. Financial Statements:

    Report of Independent Public Accountants.............................. F-13

    Balance Sheet as of December 29, 1995................................. F-14

    Statement of Income for the period March 24, 1995 (inception)
    through December 29, 1995............................................. F-15

    Statement of Shareholder's Equity for the period March 24, 1995
    (inception) to December 29, 1995...................................... F-16

    Statement of Cash Flows for the period March 24, 1995
    (inception) to December 29, 1995...................................... F-17

    Notes to Financial Statements......................................... F-18

Initial Hotels Combined Financial Statements

    Report of Independent Public Accountants.............................. F-24

    Combined Statements of Assets, Liabilities and Net Investment and
    Advances as of December 30, 1994 and August 22, 1995.................. F-25

    Combined Statements of Revenues and Expenses Excluding Income
    Taxes for the fiscal years ended December 31, 1993, December 30, 1994 and the thirty-four weeks ended August 22, 1995....................... F-26

    Combined  Statements  of Cash Flows for the fiscal years ended
    December 31, 1993, December 30, 1994 and the thirty-four weeks ended August 22, 1995................................................. F-27

    Notes to Combined Financial Statements................................ F-28

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibits:

3.1*       Amended and Restated Declaration of Trust dated
           August 21, 1996...................................................
3.2*       Bylaws............................................................
10.1*      Advisory Agreement (+)............................................
10.2*      Hospitality Properties Trust 1995 Incentive Share Award Plan (+)..
10.3*      Purchase-Sale and Option Agreement dated as of February 3,
           1995 by and among HMH Courtyard Properties, Inc. HMH
           Properties, Inc. and Hospitality Properties, Inc., as amended.....

10.4**     Fifth Amendment to Purchase-Sale and Option Agreement dated
           February 26, 1996, by and between HPT and HMH Properties,
           Inc...............................................................
10.5*      Form of Courtyard Management Agreement between HMH
           Courtyard Properties, Inc., d/b/a HMH Properties, Inc. and
           Courtyard Management Corporation..................................
10.6*      Form of First Amendment to Courtyard Management Agreement
           between Courtyard Management Corporation and Hospitality
           Properties, Inc. and Consolidation Letter Agreement by and
           between Courtyard Management Corporation and Hospitality
           Properties, Inc...................................................
10.7*      Form of Lease Agreement between Hospitality Properties, Inc.
           and HMH HPT Courtyard, Inc........................................
10.8*      Form of Assignment and Assumption of Leases, Contracts and
           Agreements in favor of Hospitality Properties, Inc................
10.9**     Purchase and Sale Agreement, by and between Garden Hotel
           Associates Limited Partnership and Hospitality Properties Trust...
10.10**    Purchase, Sale and Exchange Agreement dated February 26,
           1996 by and between HMH Properties, Inc. and Hospitality
           Properties Trust..................................................
10.11**    Agreement to Lease dated February 26, 1996 by and between
           HMH HPT Residence, Inc. and Hospitality Properties Trust..........
10.12**    Form of Lease Agreement between HMH HPT Residence Inn,
           Inc. and Hospitality Properties Trust.............................
10.13**    Amended and Restated Revolving Credit Agreement, dated as
           of December 29, 1995 by and between DLJ Mortgage Capital,
           Inc. and Hospitality Properties Trust.............................
10.14**    Amendment No. 1 to Acquisition Line Credit Agreement, as
           amended and restated February 29, 1996............................
10.15**    Revolving Credit Agreement, dated as of February 28, 1996, by and between DLJ Mortgage Capital, Inc. and Hospitality
           Property Trust....................................................
10.16**    Form of Residence Inn Management Agreement between HMH
           Properties, Inc. and Residence Inn by Marriott, Inc...............
21.1       Schedule of Subsidiaries.............................filed herewith
23.1       Consents of Arthur Andersen LLP......................filed herewith
24.1       Power of Attorney....................................filed herewith
27.1       Financial Data Schedule..............................filed herewith
--------------------------------------
Each exhibit marked by an (*) is incorporated by reference to the corresponding document or instrument filed as an exhibit to the Company's Registration Statement on Form S-11 (File No. 33-93330) in the form in which it was declared effective by the Securities and Exchange Commission on August 16, 1995. Each exhibit marked by an (**) is incorporated by reference to the corresponding document or instrument filed as an exhibit to the Company's Registration Statement on Form S-11 (File No. 333-1433) as filed with the Commission on March 5, 1996 and amended on March 13, 1996.

(+) Management contract or agreement.

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
Hospitality Properties Trust:

     We have audited the accompanying balance sheet of Hospitality Properties Trust (the "Company") as of December 31, 1995, and the related statements of income, shareholders' equity and cash flows for the period from February 7, 1995 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust as of December 31, 1995, and the results of its operations and its cash flows for the period from February 7, 1995 (inception) to December 31, 1995 in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP

Washington, D.C.
January 19, 1996

                          HOSPITALITY PROPERTIES TRUST
                                  BALANCE SHEET
                             (Dollars in thousands)

                                                                                                      As of
                                                                                                   December 31,
                                                                                                       1995
                                     ASSETS
Real estate properties, at cost:
     Land                                                                                           $     62,311
     Buildings and improvements..................................................................        270,261
                                                                                                    ------------
                                                                                                         332,572
     Less accumulated depreciation...............................................................          5,820
                                                                                                    ------------
                                                                                                         326,752
Cash and cash equivalents........................................................................          2,135
Rent receivable..................................................................................            322
FF&E reserve (restricted cash)...................................................................          5,342
Other assets, net................................................................................          4,396
                                                                                                    ------------
                                                                                                    $    338,947
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Security deposits................................................................................   $     32,900
Dividends payable................................................................................          6,930
Advisory fee to affiliate........................................................................            770
Accounts payable and accrued expenses............................................................            396
Shareholders' equity:
     Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized, none
        issued...................................................................................            --
     Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized,
        12,600,900 shares issued and outstanding.................................................            126
Additional paid-in capital.......................................................................        297,962
Cumulative net income............................................................................         11,349
Dividends (paid or declared).....................................................................        (11,486)
                                                                                                    ------------
          Total shareholders' equity.............................................................        297,951
                                                                                                    ------------
                                                                                                    $    338,947


                             See accompanying notes.


                          HOSPITALITY PROPERTIES TRUST
                               STATEMENT OF INCOME
                FEBRUARY 7, 1995 (INCEPTION) TO DECEMBER 31, 1995
                             (Dollars in thousands)



                                                                                        February 7, 1995
                                                                                         (Inception) to
                                                                                       December 31, 1995
Revenues:
     Rental income...........................                                              $          19,531
     FF&E reserve income.....................                                                          4,037
     Interest income.........................                                                             74
                                                                                           -----------------
          Total revenues.....................                                                         23,642
Expenses:
     Interest to HRP.........................                                                          5,039
     Depreciation and amortization...........                                                          5,844
     General, administrative and advisory                                                              1,410
                                                                                           -----------------
          Total expenses.....................                                                         12,293
                                                                                           -----------------
Net income...................................                                              $          11,349
                                                                                           =================
Weighted average Shares outstanding..........                                                          4,515
Net income per Share.........................                                             $             2.51
                                                                                          ==================



                             See accompanying notes.

                          HOSPITALITY PROPERTIES TRUST
                        STATEMENT OF SHAREHOLDERS' EQUITY
                FEBRUARY 7, 1995 (INCEPTION) TO DECEMBER 31, 1995
                             (Dollars in thousands)


                                                                  Additional Cumulative
                                            Number Of     Common    Paid In       Net
                                             Shares       Shares    Capital     Income   Dividends     Total
Initial capitalization as of February 7,
   1995 (inception)......................        40,000       --  $      960         --       --   $      960
Issuance of Common Shares of
   Beneficial Interest, net..............    12,560,000      126     296,980         97       --      297,106
Stock grants.............................           900       --          22         --       --           22
Net income...............................            --       --          --     11,349       --       11,349
Dividends (paid or declared).............            --       --          --              (11,486)    (11,486)
                                           ------------  -------  ----------  ---------  --------- ----------

Balance at December 31, 1995.............    12,600,900  $   126    $297,962  $  11,349  $(11,486)   $297,951
                                             ==========  =======    ========  =========  =========   ========


                             See accompanying notes.


                          HOSPITALITY PROPERTIES TRUST
                             STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     February 7, 1995
                                                                                      (Inception) to
                                                                                     December 31, 1995
Cash flows from operating activities:
   Net income......................................................................  $          11,349
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization.................................................              5,844
     Funding of FF&E reserve.......................................................             (4,037)
     Changes in assets and liabilities:
        Increase in rent receivable and other assets...............................               (182)
        Increase in accounts payable and accrued expenses..........................                396
        Increase in due to affiliate...............................................                770
                                                                                     ------------------
          Cash provided by operating activities....................................             14,140
                                                                                     -----------------
Cash flows from investing activities:
   Real estate acquisitions........................................................           (328,148)
   Increase in security deposits...................................................             32,900
   Payments for purchase option....................................................             (4,500)
   Purchase of FF&E reserve........................................................             (3,904)
                                                                                     ------------------
          Cash used in investing activities........................................           (303,652)
                                                                                     -----------------
Cash flows from financing activities:
   Proceeds from issuance of shares, net...........................................            198,088
   Borrowings and advances from HRP................................................            165,241
   Payments on borrowings and advances from HRP....................................            (65,241)
   Dividends (including $2,491 to HRP).............................................             (4,556)
   Financing costs.................................................................             (1,885)
                                                                                     ------------------
          Cash provided by financing activities....................................            291,647
                                                                                     -----------------
Increase in cash and cash equivalents..............................................  $           2,135
Cash and cash equivalents at beginning of period...................................                 --
                                                                                     -----------------

Cash and cash equivalents at end of period.........................................  $           2,135
                                                                                     =================
Supplemental cash flow information:
   Interest paid...................................................................  $           5,039
Non-cash activities:
   Issuance of shares to HRP.......................................................   $        100,000
   Cancellation of indebtedness to HRP.............................................           (100,000)
   Purchases of fixed assets with FF&E reserve.....................................             (2,424)

                             See accompanying notes.


                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                  (Dollars in thousands, except per Share data)

1.   Organization and Commencement of Operations

     Hospitality Properties Trust (the Company) was incorporated in the state of Delaware on February 7, 1995. Subsequently, the Company became a Maryland real estate investment trust and effected a 400-for-1 split of its common shares of beneficial interest (the Shares). The Company, which invests in income producing hotel and lodging related real estate, was a 100% owned subsidiary of Health and Retirement Properties Trust (HRP) from its inception through August 22, 1995 when it completed its initial public offering of Shares (the IPO). HRP remains an affiliate of the Company.

     The Company commenced operations on March 24, 1995 by acquiring 21 hotels and related replacement and refurbishment reserves (the FF&E Reserves) for approximately $179,400 from affiliates of Host Marriott Corporation. The properties are leased to a subsidiary (Host II) of Host Marriott Corporation and are managed by a subsidiary (Marriott) of Marriott International, Inc. The acquisition was substantially funded by advances from HRP (the HRP loan).

     On August 22, 1995, the Company received net proceeds of approximately $178,000 from its IPO of 7,500,000 shares to the public and 250,000 shares to HRPT Advisors, Inc. and the concurrent placement of 3,960,000 shares to HRP which canceled $99,000 in indebtedness due to HRP. On September 18, 1995, the Company received additional net proceeds of approximately $19,900 from the sale of 850,000 Shares in connection with the exercise of the underwriters' over-allotment option. The proceeds were used to repay remaining loan amounts due to HRP and to acquire 16 additional hotel properties (together with the 21 properties acquired on March 24, 1995, the Initial Hotels) and related FF&E reserves for $149,600. The Initial Hotels are leased to Host and managed by Marriott.


2.   Summary of Significant Accounting Policies

     Real estate properties. Real estate properties are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives ranging up to 40 years.

     Cash and cash equivalents. Highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is a reasonable estimate of fair value.

     Deferred interest and finance costs. Costs incurred to secure certain borrowings are capitalized and amortized over the terms of their respective loans.

     Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Additional rent and interest revenue is recognized as earned.

     Net income per share. Net income per share is computed using the weighted average number of shares outstanding during the period.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

     Income taxes. The Company elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its first taxable year ended December 31, 1995, and intends to conduct its operations so as to continue to qualify as a REIT under the Code. As a REIT, the Company generally will not be subject to Federal income tax on its net income that it currently distributes to shareholders. Qualifications and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, stock ownership requirements and various qualification tests prescribed in the Code.

     The dividends paid by the Company during 1995 were taxable as ordinary income.


3.   Real estate properties.

     The Company's 37 hotel properties are leased pursuant to long term operating leases expiring in 2006. The leases provide for four automatic renewal terms totaling 37 years unless the lessee (Host II) properly notifies the Company in accordance with the leases. Each lease is a triple net lease and generally requires the lessee to pay: base rent, totaling $32,900 annually for the 37 hotels; percentage rent, equal to 5% of increases in total hotel sales over 1994 sales, FF&E reserve rent, equal to 5% of total hotel sales and all operating costs associated with the leased property. Host II has posted a security deposit equal to one year's base rent. The FF&E reserve may be used by Marriott and Host II to maintain the properties in good working order and repair. If the FF&E reserve is not available to fund such expenditures, Host II may require the Company to fund such expenditures, in which case annual base rent will be increased by 10% of the amount so funded.

     Under the management agreements with Marriott, borrowings secured by the Initial Hotels are limited, according to a formula, to amounts less than 70% of the allocable purchase price of the applicable Initial Hotels.

     The Company also has options to purchase and/or rights of first refusal and rights of first negotiation to acquire certain additional properties from Host Marriott Corporation. The option and rights are carried at cost and included in other assets in the accompanying financial statements. The option and rights agreements expire at dates beginning June 30, 1996 and running through August 31, 2002.

     Future minimum lease payments to be received by the Company during the remaining initial term of the leases are as follows:


            1996.........    $  32,900
            1997.........       32,900
            1998.........       32,900
            1999.........       32,900
            2000.........       32,900
            Thereafter...      197,400
                             ---------
                              $361,900

4.   Indebtedness

            The Company has entered into a $200,000 revolving acquisition credit facility which provides for borrowings at LIBOR plus 150 basis points. Borrowings, if any, may be repaid and reborrowed as necessary until December 31, 1998, at which time outstanding balances may, at the Company's option (subject to lender consent), be either repaid or converted into a 10-year term loan. As of December 31, 1995, the Company had not drawn on the credit facility.

            Substantially all of the funding for the acquisition of the 21 Initial Hotels plus closing costs and the cost of the option was provided to the Company by HRP from borrowings under HRP's revolving credit facility. The Company was a full and unconditional guarantor of HRP's obligations for payments of interest and principal under HRP's revolving credit facility until the Company's IPO in August 1995. The loan from HRP was repaid in 1995 using proceeds from the IPO and the guarantee was released. Interest incurred on the HRP loan and paid to HRP totaled $5,039 for the period ended December 31, 1995.


5.   Transactions with Affiliates

     The Company has an agreement with HRPT Advisors, Inc. ("Advisors") whereby Advisors provides investment, management and administrative services to the Company. Advisors is owned by Gerard M. Martin and Barry M. Portnoy. Messrs. Martin and Portnoy are Managing Trustees of HPT and HRP. Mr. Portnoy is also a partner in the law firm which provides legal services to the Company. The Company's officers are also employees of the Advisor.

     Advisors is compensated at an annual rate equal to 0.7% of HPT's average real estate investments up to the first $250,000 of such investments and 0.5% thereafter. Advisory fees earned for the period February 7, 1995 (inception) through December 31, 1995 were $1,292. Advisors owns 250,000 shares of HPT which it acquired at the IPO for $6,250.

     HRP owns 4,000,000 shares of HPT, 3,960,000 shares of which it received in consideration of cancellation of a loan receivable totaling $99,000 from the Company.

     Under the provisions of the Company's Incentive Share Award Plan, 100,000 Common Shares have been reserved for issuance to officers of the Company, consultants to the Company and Independent Trustees of the Company. On December 21, 1995 each of the three Independent Trustees were awarded 300 shares under this plan.


6.   Concentration

     At December 31, 1995, all of the Company's real estate properties net, were leased to Host II and managed by Marriott.

     The Company's 37 hotels contain 5,286 rooms and are located in 20 states. The following table sets forth those states where base rent exceeds 5% of total annual base rent due to the Company:


                 State         Percentage of Annual Base Rent
            Massachusetts.....              18%
            Georgia...........              13
            California........              11
            North Carolina....              7

7.   Pro forma information (unaudited)

     The following unaudited pro forma income statement gives effect to: (i) the completion of the Company's initial public offering and the concurrent placement to HRP and HRPT Advisors, Inc.; (ii) the acquisition of the Initial Hotels and the commencement of the related leases; (iii) repayment of amounts due HRP; (iv) and the exercise of the underwriters' over-allotment option as though such transactions occurred on January 1, 1995.

     In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data.

     The following unaudited pro forma data is not necessarily indicative of what the actual results of operations for the Company would have been for the year, nor does it purport to represent the results of operations for the Company for future periods.

     Pro Forma Income Statement Data:

                                                                        Year Ended
                                                                     December 31, 1995
            Revenues:
                 Rental income.....................................  $          33,308
                 FF&E reserve income...............................              6,424
                 Interest income...................................                144
                                                                     -----------------
                      Total revenues...............................             39,876
                                                                     -----------------
            Expenses:
                 Interest..........................................                 --
                 Depreciation and amortization.....................              9,229
                 General, administrative and advisory..............              2,616
                                                                     -----------------
                      Total expenses...............................             11,845
                                                                     -----------------
            Net income                                               $          28,031
                                                                     =================
            Weighted average Shares outstanding (In thousands).....             12,601
            Net income per Share...................................  $            2.22
                                                                      ================



8.   Subsequent Events (unaudited)

            In February  1996,  the Company  entered  into letters of intent for three transactions totaling $484,600 to acquire and lease 45 hotels (the Additional Hotels). One transaction will involve 11 Wyndham Garden(R) Hotels with 1,940 guest rooms in seven states which will be acquired for $135,320. The initial lease term is expected to be 17 years. The second transaction will involve 18 Residence Inn Hotels with 2,178 guest suites in 14 states which will be acquired for $172,200. The initial lease term is expected to be 15 years. The third transaction will involve 16 Courtyard by Marriott hotels with 2,299 guest rooms in 10 states which will be acquired for $176,400. The initial lease term is expected to be 17 years. Minimum annual base rent payable to the Company in connection with the above transactions will total $48,500 and the leases will include provision for security deposits equal to one year's base rent, reserves for capital expenditures at 5% of total revenue and participating rent based on a percentage of increases in total revenue. The participating rent percentage and base year are 8% and 1996, 7.5% and 1996, and 5% and 1995 for the Wyndham, Residence Inn, and Courtyard by Marriott transactions, respectively. While the Company expects to complete these transactions during the first or second quarter of 1996, no assurance can be given as to the actual timing or that they will be completed. In addition, as the permanent financing for these transactions has not been finally determined, the ultimate impact on the Company's financial position and results of operations has not yet been determined. In order to accommodate the Company's acquisition of the Additional Hotels, the Company has entered into an agreement to expand the funding availability under its revolving credit facility by up to an additional $250,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
Hospitality Properties Trust:

     We have audited in accordance with generally accepted auditing standards the financial statements of Hospitality Properties Trust and have issued our report thereon dated January 19, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on pages F-11 and F-12 are the responsibility of Hospitality Properties Trust's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP

Washington, D.C.
January 19, 1996

                          HOSPITALITY PROPERTIES TRUST
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                              (Dollars in millions)


                                                                                 Gross Amount at
                   Initial Costs                                                December 31, 1995

                                                  Subsequent
                                   Buildings &      Costs              Buildings &            Accumulated     Date     Depreciation
  Description:     Debt    Land   Improvements   Capitalized    Land   Improvements   Total   Depreciation   Acquired       Life
37 Courtyard
   Hotels........  --       $ 62     $ 269           $ 2        $ 62      $ 271       $ 333     $ (6)          1995      9-40 years









          The accompanying notes are an integral part of this schedule.

                          HOSPITALITY PROPERTIES TRUST
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                                 (In thousands)


     (A) The change in total cost of properties for the period from February 7, 1995 (inception) to December 31, 1995 is as follows:


     Balance at February 7,1995...............................  $        --
     Additions: Hotel acquisitions and capital expenditures...      332,572
                                                                  ---------
     Balance at December 31, 1995.............................     $332,572
                                                                   ========

     (B) The change in accumulated depreciation for the period from February 7, 1995 (inception) to December 31, 1995 is as follows:


     Balance at February 7, 1995..............................  $     --
     Additions: Hotel acquisitions and capital expenditures...     5,820
                                                                 -------
     Balance at December 31, 1995.............................    $5,820
                                                                  ======

                    Report of Independent Public Accountants



To HMH HPT Courtyard, Inc.:

We have audited the accompanying balance sheet of HMH HPT Courtyard, Inc. (a Delaware corporation, "Host II") as of December 29, 1995, and the related statements of income, shareholder's equity and cash flows for the period March 24, 1995 (inception) through December 29, 1995. These financial statements are the responsibility of Host II's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HMH HPT Courtyard, Inc., as of December 29, 1995, and the results of its operations and its cash flows for the period March 24 (inception) through December 29, 1995, in conformity with generally accepted accounting principles.
                                                         ARTHUR ANDERSEN LLP



Washington, D.C.,
    February 23, 1996


                        HMH HPT Courtyard, Inc. (Host II)


                                  Balance Sheet




                                     Assets

                                                                                                    As of
                                                                                              December 29, 1995
                                                                                              -----------------
                                                                                               (in thousands


Advances to manager                                                                             $  3,984

Due from Marriott International, Inc.                                                              2,218

Security deposit                                                                                  32,900
                                                                                                --------
                  Total assets                                                                   $39,102
                                                                                                ========

                      Liabilities and Shareholder's Equity


Accrued expenses                                                                                $     45

Percentage rent payable                                                                              141

Deferred gain                                                                                     12,908

Due to Host Marriott Corporation                                                                   1,322
                                                                                                 -------
                  Total liabilities                                                               14,416

Shareholder's equity:
     Common Stock, no par value, 100 shares authorized, issued and outstanding
                                                                                                       -
     Additional paid-in capital                                                                   25,406
     Retained deficit                                                                               (720)
                                                                                                 -------
                  Total liabilities and shareholder's equity                                     $39,102
                                                                                                 =======


       The accompanying notes are an integral part of this balance sheet.


                        HMH HPT Courtyard, Inc. (Host II)


                               Statement of Income



                                                                                         Period March 24, 1995
                                                                                          (Inception) through
                                                                                           December 29, 1995
                                                                                         ---------------------
                                                                                            (in thousands)
Total Hotel Sales (Note 1)                                                                      $76,192
                                                                                              =========
Revenues (Note 1)                                                                               $37,813
                                                                                              ---------
Expenses:
     Base rent                                                                                   19,108
     Percentage rent                                                                                271
     FF&E contribution expense                                                                    3,810
     Base management fee                                                                          1,524
     Incentive management fee                                                                     3,632
     Other expenses                                                                               5,859
                                                                                              ---------
                  Total expenses                                                                 34,204
                                                                                              ---------
Amortization of deferred gain                                                                       675

Corporate expenses                                                                               (1,059)
                                                                                              ---------
Income before taxes                                                                               3,225

Provision for income taxes                                                                       (1,322)
                                                                                              ---------
Net income                                                                                     $  1,903
                                                                                              =========



       The accompanying notes are an integral part of this balance sheet.




                        HMH HPT Courtyard, Inc. (Host II)


                        Statement of Shareholder's Equity



                                                                    Period March 24, 1995 (Inception) through
                                                                                December 29, 1995
                                                                    -------------------------------------------
                                                                                  (in thousands)

                                                                                    Additional
                                                                     Common           Paid-In         Retained
                                                                      Stock           Capital         Deficit
                                                                    --------       ------------       ---------

Initial capitalization                                              $   -             $21,451         $     -


Capital contribution                                                    -               3,955               -

Cash transferred to Host Marriott Corporation                           -                   -          (2,623)

Net income                                                              -                   -           1,903
                                                                    --------         --------         --------
Balance, December 29, 1995                                          $   -             $25,406          $ (720)
                                                                    ========         ========         ========




       The accompanying notes are an integral part of this balance sheet.



                        HMH HPT Courtyard, Inc. (Host II)

                             Statement of Cash Flows



                                                                                         Period March 24, 1995
                                                                                         (Inception) through
                                                                                          December  29, 1995
                                                                                         --------------------
                                                                                            (in thousands)

Cash flows from operating activities:
     Net income                                                                                  $   1,903
     Adjustments   to  reconcile  net  income  to  cash  provided  by  operating activities:
         Amortization of deferred gain                                                                (675)
         Changes in operating accounts:
              Decrease in prepaid rent                                                               2,531
              (Increase) in due from Marriott International, Inc.                                   (2,218)
              Increase in percentage rent payable                                                      141
              (Decrease) in accrued expenses                                                          (381)
              Increase in due to Host Marriott Corporation                                           1,322
                                                                                                 ---------
                  Cash provided by operations                                                        2,623
                                                                                                 ---------
Cash flows from financing activities:
     Cash transferred to Host Marriott Corporation                                                  (2,623)

Increase in cash and cash equivalents                                                                    -

Cash and cash equivalents at beginning of period                                                         -
                                                                                                 ---------
Cash and cash equivalents at end of period                                                           $   -
                                                                                                 =========

Supplemental information, non-cash activity-
     Balances  transferred  to Host II by  Parent  upon  commencement  of leases related to 37 Courtyard by Marriott hotels-
         Advances to manager                                                                     $   3,984
         Prepaid rent                                                                                2,531
         Other assets                                                                               32,900
         Accrued expenses                                                                             (426)
         Deferred gain                                                                             (13,583)
                                                                                                 ---------
         Net capital contributed by Parent                                                        $ 25,406
                                                                                                 =========


       The accompanying notes are an integral part of this balance sheet.

                        HMH HPT Courtyard, Inc. (Host II)


                          Notes to Financial Statements
                             As of December 29, 1995



NOTE 1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Initial Capitalization

HMH HPT Courtyard, Inc. ("Host II") was incorporated in Delaware on February 7, 1995 as a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"). On February 2, 1995, Host II issued 100 shares of no par common stock to its parent and sole shareholder ("Parent"), a wholly-owned, indirect subsidiary of Host Marriott. Host II had no operations prior to March 24, 1995 (the "Commencement Date" or "Inception"). As a result, the accompanying statements of income, cash flows and shareholder's equity present activity of Host II from the Commencement Date through December 29, 1995. On the Commencement Date, affiliates of Host Marriott (the "Sellers") sold 21 Courtyard by Marriott hotel properties to Hospitality Properties Trust ("HPT"), a wholly-owned subsidiary of Health and Retirement Properties Trust. On August 22, 1995, HPT acquired an additional 16 Courtyard by Marriott hotel properties from the Sellers, increasing the total properties sold to 37 Courtyards by Marriott (the "Hotels"). The Sellers contributed to Host II its assets and liabilities related to the operations of such properties, including working capital advances to the hotel manager, prepaid rent under leasing arrangements (the "Leases") and rights to other assets as described in Note 3. Such assets have been accounted for at the Parent's carryover basis.

Fiscal Year

Host II operates  on a fiscal year which ends on the Friday  closest to December
31. The fiscal year is divided into thirteen accounting periods of four weeks each.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Hotel Sales and Revenues

Total Hotel Sales ("Hotel Sales") represents all revenues and receipts of every kind derived from guests or other customers related to Marriott International Inc.'s, the manager of the hotels (the "Manager"), operation of the Hotels. Total Hotel Sales are presented in the accompanying statement of income for the purpose of providing supplemental information regarding the gross sales volume of the Hotels which is used for purposes of calculating Percentage Rent (as defined below) and the FF&E Reserve under the Leases and Management Agreements (as defined below), respectively (See Note 2). As owner and lessor of the Hotels, HPT has no interest in the sales and operating results of the Hotels.

Revenues in the accompanying statement of income represent house profit from the Hotels because Host II has delegated substantially all of the operating decisions relating to the generation of house profit from the Hotels to the Manager. House profit reflects the net revenues flowing to Host II as lessee and represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other expenses) and management fees presented on the accompanying statement of income and the expenses detailed below represent all the costs incurred directly, allocated or charged by the Manager to the Hotels.

The following table presents the detail of house profit for the period from March 24, 1995 (Inception) to December 29, 1995:
                                                               (in thousands)

   Hotel Sales:
        Rooms                                                        $66,968
        Food and beverage                                              6,225
        Other                                                          2,999
                                                                     -------
                     Total Hotel Sales                                76,192
                                                                     -------
   Expenses:
        Departmental direct costs-
            Rooms (A)                                                 14,713
            Food and beverage (B)                                      5,044
            Other operating departments (C)                              827
            General and administrative (D)                             7,768
            Utilities (E)                                              2,955
            Repairs, maintenance and accidents (F)                     2,899
            Marketing and sales (G)                                    1,121
            Chain services (H)                                         3,052
                                                                     -------
                     Total expenses                                   38,379
                                                                     -------
   Revenues (House Profit)                                           $37,813
                                                                     =======

(A) Includes expenses for linen, cleaning supplies, laundry, guest supplies, reservations costs, travel agents' commissions, walked guest expenses and wages, benefits and bonuses for employees of the rooms department.

(B) Includes costs of food and beverages sold, china, glass, silver, paper, and cleaning supplies and wages, benefits and bonuses for employees of the food and beverage department.

(C)  Includes expenses related to operating the telephone department.

(D)  Includes  management  and hourly  wages,  benefits and bonuses,  credit and
     collection  expenses,   employee  relations,   guest  relations,  bad  debt
     expenses, office supplies and miscellaneous other expenses.

(E)  Includes electricity, gas and water at the properties.

(F) Includes cost of repairs and maintenance and the cost of accidents at the properties.

(G) Includes management and hourly wages, benefits and bonuses, promotional expense and local advertising.

(H) Includes charges from the Manager for Chain Services as allowable under the Management Agreements.

Corporate Expenses

As a wholly owned indirect subsidiary of Host Marriott, Host II shares certain general and administrative functions with Host Marriott and its other subsidiaries. The functions generally include accounting, data processing, payroll, human resources, legal and other administrative services. The expenses related to these functions are generally allocated between Host Marriott and its subsidiaries based on gross sales. From the period March 24, 1995 (Inception) through December 29, 1995, corporate expenses allocated to Host II totaled $1,059,000.

NOTE 2. COMMITMENTS AND CONTINGENCIES:

The Leases

On the Commencement Date, Host II entered into leases for 21 Courtyard by Marriott properties. On August 22, 1995, Host II entered into leases for an additional 16 Courtyard by Marriott properties (collectively, the "Leases"). The initial term of the Leases expires at the end of fiscal 2006. Thereafter, the Leases automatically renew for one seven-year term and three consecutive ten-year terms, unless Host II properly notifies HPT in accordance with the Leases. The Leases require Host II to pay rents equal to aggregate minimum annual rent of $32,900,000 ("Base Rent"), and percentage rent equal to 5% of the excess of Total Hotel Sales, as defined, over 1994 Total Hotel Sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears.

The Leases also require Host II to make payments when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the Hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the Management Agreements described below. Host II is also required to provide the Manager with working capital to meet the operating needs of the Hotels. The Sellers had previously made such advances related to the Hotels in the amount of $3,984,000 and transferred their interest in such amounts to Host II on the Commencement Date.

The Leases require Host II to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual Total Hotel Sales into an HPT-owned reserve (the "FF&E Reserve"), which amount shall be available for the cost of required replacements and renovation. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT ("HPT Fundings") at the request of Host II. In the event of HPT Fundings, Base Rent shall be adjusted upward by an amount equal to 10% of HPT Fundings.

The Leases require Host II to maintain a minimum net worth, as defined, equal to one year's base rent. For purposes of this covenant, the deferred gain is excluded from the calculation of net worth.

Management Agreements

As part of the sale of the Hotels, the Sellers' rights and obligations under management agreements (the "Management Agreements") with the Manager, with an initial term expiring in 2013, were transferred to HPT, and the Manager has the option to extend the Management Agreement on all of the Hotels for up to three 10-year terms.

The Management Agreements provide that the Manager be paid a system fee equal to 3% of Hotel Sales, a base management fee of 2% of Hotel Sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager.

Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay
Incentive  Management  Fees,  no  Incentive  Management  Fees are  earned by the
Manager.

NOTE 3. SECURITY DEPOSIT:

Pursuant to the terms of the agreement for the sale of the Hotels, HPT held $32,900,000 as a security deposit for the obligations of Host II under the Leases (the "Security Deposit"). The Security Deposit is due upon termination of the Leases, including renewal terms.

NOTE 4.      INCOME TAXES:

Host II and Host Marriott are members of a consolidated group for federal income tax purposes and have agreed that Host II will not be responsible for any tax liability associated with the Security Deposit and, accordingly, no such deferred tax liability has been reflected in the accompanying balance sheet.

The components of Host II's effective income tax rate follow:

          Statutory Federal tax rate                                35%
          State income tax, net of Federal tax benefit               6
                                                                   ----
                                                                    41%
                                                                   ====

There is no difference between the basis of assets and liabilities for income tax and financial reporting purposes other than for the Security Deposit.

NOTE 5.      OPERATING LEASE COMMITMENTS:

As of December 29, 1995, future minimum annual rental commitments for the Leases on the Hotels and other non-cancelable leases entered into by Host II, or by the Manager on behalf of Host II, including the ground leases described below, are as follows (in thousands):

                                                                     Other
Fiscal Year                                      Leases            Operating
                                              (See Note 2)           Leases

   1996                                          $  32,900            $1,506
   1997                                             32,900             1,220
   1998                                             32,900               929
   1999                                             32,900               335
   2000                                             32,900               132
   Thereafter                                      197,400             2,750
                                                 ---------          --------
        Total minimum lease payments              $361,900            $6,872
                                                 =========          ========


The land under five of the Hotels is leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2039 and 2067. The ground leases provide for rent based on specific percentages of certain sales categories subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements.

NOTE 6.      SUBSEQUENT EVENT (UNAUDITED):

On February 1, 1996, HPT entered into a letter of intent to acquire 16 additional Courtyard by Marriott hotels from the Sellers for approximately $176.4 million. It is expected that subsequent to the acquisition, the hotels will be leased to Host II through December 31, 2012 under terms substantially similar to the existing leases between HPT and Host II. Annual Base Rent payable by Host II will be increased by approximately $1,357,000. Also in February 1996, the existing leases between HPT and Host II were amended to among other things, extend the lease terms through December 2012.

Each of the 16 properties to be acquired, as with the 37 currently owned by HPT are subject to management agreements with the Manager. It is expected that all management agreements will be amended in conjunction with the transaction to, among other things extend the agreement terms through December 31, 2015, and to require exercise of renewal options and calculation of FF&E Reserve and Base and Incentive Management Fees on a consolidated basis for all Courtyard by Marriott hotels owned by HPT.

W hile the transaction is expected to be completed by June 30, 1996, no assurance can be given as to the actual timing or that it will be completed.

                    Report of Independent Public Accountants


To the Owners of the Initial Hotels (as defined in Note 1):

We have audited the accompanying combined statements of assets, liabilities and net investment and advances of the Initial Hotels, as defined in Note 1, as of August 22, 1995 and December 30, 1994, and the related combined statements of revenues and expenses excluding income taxes, and cash flows for the thirty-four weeks ended August 22, 1995, and each of the two fiscal years in the period ended December 30, 1994. These financial statements are the responsibility of the Host Marriott Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (for inclusion in the Form 10-K of Hospitality Properties Trust) as described in Note 1 and are not intended to be a complete presentation of the Initial Hotels' assets, liabilities and net investment and advances, revenues and expenses or cash flows.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and net investment and advances of the Initial Hotels as of August 22, 1995 and December 30, 1994, and their revenues and expenses excluding income taxes, and their cash flows for the thirty-four weeks ended August 22, 1995, and each of the two fiscal years in the period ended December 30, 1994, in conformity with generally accepted accounting principles.

As explained in Note 3 to the combined financial statements, in 1993 the Initial Hotels changed their method of accounting for assets held for sale.

                                              ARTHUR ANDERSEN LLP



Washington, D.C.,
    February 23, 1996



                               Initial Hotels


                   Combined Statements of Assets, Liabilities
                         And Net Investment and Advances




                                     Assets

                                                                                     As of               As of
                                                                                 December 30,          August 22,
                                                                                     1994                 1995
                                                                                -------------        -------------
                                                                                         (in thousands)

Property and equipment, net                                                         $ 316,736          $
                                                                                                               -
Due from Marriott International                                                           898                  -

Advances to Marriott International                                                      3,658                  -
                                                                                    ---------          ---------
                                                                                     $321,292          $       -
                                                                                    =========          =========

                   Liabilities and Net Investment and Advances


Accrued expenses                                                                    $     642          $       -

Net investment and advances                                                           320,650                  -
                                                                                    ---------          ---------
                                                                                     $321,292          $       -



    The accompanying notes are an integral part of these combined statements.



                                 Initial Hotels


       Combined Statements of Revenues and Expenses Excluding Income Taxes
       For the Fiscal Years Ended December 31, 1993 and December 30, 1994
                 and the Thirty-Four Weeks Ended August 22, 1995



                                                                                                   Thirty-Four
                                                                                                   Weeks Ended
                                                                     Fiscal Years Ended             August 22,
                                                                     -------------------
                                                                      1993           1994              1995
                                                                     ------         ------            ------
                                                                                 (in thousands)

Total Hotel Sales (Note 1)                                          $ 113,356      $ 120,897          $52,280
                                                                    =========      =========          =======
Revenues (Note 1)                                                   $  49,850      $  58,186          $26,311

Expenses:
     Depreciation and amortization                                     13,775         13,729            6,337
     Courtyard system fee                                               3,401          3,627            1,568
     Property taxes                                                     4,701          3,864            1,740
     Incentive management fee                                              --          2,825            2,242
     Writedown of property to net realizable value                         --             --            3,000
     Other                                                              2,303          2,181              477
                                                                   ----------      ---------         --------
                  Total expenses                                       24,180         26,226           15,364
                                                                   ----------      ---------         --------

Revenues over expenses excluding income taxes before
   cumulative effect of change in accounting principle
                                                                       25,670         31,960           10,947

Cumulative effect of change in accounting for assets held for
   sale                                                               (14,500)             -                -
                                                                   ----------      ---------         --------
Revenues over expenses excluding income taxes                      $  11,170       $  31,960         $ 10,947
                                                                   ==========      =========         ========
Unaudited pro forma data:
     Pro forma income tax expense                                  $    4,468      $  13,104         $  4,488
                                                                   ----------      ---------         --------
     Pro forma net income after taxes                              $    6,702      $  18,856         $  6,459
                                                                   ==========      =========         ========

   The accompanying notes are an integral part of these combined statements.



                                 Initial Hotels

                        Combined Statements of Cash Flows
       For the Fiscal Years Ended December 31, 1993 and December 30, 1994
                 and the Thirty-Four Weeks Ended August 22, 1995


                                                                                                   Thirty-Four
                                                                                                   Weeks Ended
                                                                     Fiscal Years Ended             August 22,
                                                                     -------------------
                                                                      1993           1994              1995
                                                                     ------         ------            ------
                                                                                 (in thousands)

Cash flows from operating activities:
     Revenues over expenses, excluding income taxes
                                                                     $ 11,170          $ 31,960         $ 10,947
     Noncash items:
         Depreciation and amortization                                 13,775            13,729            6,337
         Writedown of property to net realizable value
                                                                            -                 -            3,000
         Cumulative effect of change in accounting for assets
           held for sale                                               14,500                 -                -
     Changes in operating accounts:
         Due from Marriott International                                 (229)             (669)             898
         Advances to Marriott International                            (3,658)                -            3,658
         Accrued expenses                                                 753              (381)            (642)
                                                                    ---------         ---------        ---------
                  Cash provided by operations                          36,311            44,639           24,198
                                                                    ---------         ---------        ---------

Cash flows from investing activities:
     Additions to property and equipment                               (1,460)           (4,212)          (4,301)
     Change in property improvement fund                                 (697)              697                -
                                                                    ---------         ---------        ---------
                  Cash used in investing activities
                                                                       (2,157)           (3,515)          (4,301)
                                                                    ---------         ---------        ---------

Cash flows from financing activities:
     Changes in net investment and advances                           (34,154)          (41,124)         (19,897)
                                                                    ---------         ---------        ---------

Increase (decrease) in cash and cash equivalents                            -                 -                -

Cash and cash equivalents at beginning of year                              -                 -                -
                                                                    ---------         ---------        ---------
Cash and cash equivalents at end of year                            $       -         $       -        $       -
                                                                    =========         =========        =========


 The accompanying notes are an integral part of these combined statements.

                                 Initial Hotels


                     Notes to Combined Financial Statements
                   As of December 30, 1994 and August 22, 1995



NOTE 1.      ORGANIZATION AND BASIS OF PRESENTATION:

Organization

Hospitality   Properties  Trust  (the  "Company")  is  a  Maryland  real  estate investment trust which was established to acquire, own and lease hotel properties. The Company completed its initial public offering (the "Offering") in August 1995, and operates as a real estate investment trust under the Internal Revenue Code.

Basis of Presentation

Host Marriott Corporation ("Host Marriott") or a subsidiary thereof designed, constructed or acquired certain Courtyard by Marriott Hotels, including the 37 properties listed below (collectively, the "Initial Hotels" and, individually, the "Hotel" or "Hotels").

       Group A Hotels                            Group B Hotels
---------------------------------    ---------------------------------------

Phoenix, AZ                           Camarillo, CA
Scottsdale, AZ                        Huntington Beach/Fountain Valley, CA
Atlanta Airport North, GA             Los Angeles Airport, CA
Atlanta-Cumberland Center, GA         San Jose Airport, CA
Atlanta-Jimmy Carter Blvd., GA        Wilmington, DE
Atlanta-Midtown, GA                   Boca Raton, FL
Indianapolis, IN                      Macon, GA
Danvers, MA                           Columbia, MD
Foxborough, MA                        Norwood, MA
Milford, MA                           Woburn, MA
Lowell, MA                            Kansas City Airport, MO
Stoughton, MA                         Fayetteville, NC
Detroit/Auburn Hills, MI              Charlotte-University Research Park, NC
Minneapolis/Eden Prairie, MN          Chattanooga, TX
South Kansas City, MO                 Dallas/Northpark, TX
Mahwah, NJ                            Milwaukee/Brookfield, WI
Raleigh/Durham Airport, NC
Philadelphia Airport, PA
Spartanburg, SC
Fairfax, VA
Bellevue, WA

All of the Initial Hotels are included in the accompanying combined financial statements for all periods presented except information for 21 Initial Hotels (Group A) which is excluded for the period between March 25, 1995 and August 22, 1995.

The Group A Hotels were acquired by the Company on March 24, 1995 for approximately $179.4 million from affiliates of Host Marriott. As a result, as of March 24, 1995, the ownership of the Group A Hotel assets are reflected in the financial statements of the Company and the results of operations of the Group A Hotels are reflected in the financial statements of a subsidiary HMH HPT Courtyard, Inc. ("Host II") of Host Marriott. The accompanying combined financial statements include the results of operations, financial position and cash flows of the Group A Hotels through March 24, 1995. Substantially all of the funding for this acquisition was provided to the Company by Health and Retirement Properties Trust ("HRP") as a demand loan. The Group B Hotels were acquired by the Company from a subsidiary of Host Marriott for approximately $149.6 million with a portion of the proceeds of the Offering. As a result, as of August 23, 1995, the Ownership of the Group B Hotel assets are reflected in the financial statements of the Company and the results of operations are reflected in the financial statements of Host II. The accompanying combined financial statements include the results of operations, financial position and cash flows of the Group B Hotels through August 22, 1995. All of the Initial Hotels have been leased by the Company to Host II, and managed by a subsidiary ("Marriott" or the "Manager") of Marriott International, Inc. The management agreements (the "Management Agreements") described in Note 4 between Host Marriott and Marriott related to the Initial Hotels have been assigned to the Company.

The Initial Hotels include the buildings, improvements and equipment for each of the Hotels, the land on which 32 of the Hotels are located and the leasehold interest in the land under five of the Hotels. Assets and liabilities of the Initial Hotels have been stated at Host Marriott's historical cost basis.


The accompanying combined financial statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-K of the Company. The Initial Hotels, for the periods presented, were a lesser component of Host Marriott, and historically operated as an integral part of Host Marriott. Host Marriott has not historically allocated or charged individual units for interest on net advances and no such expenses are reflected in the accompanying combined financial statements. The accompanying combined financial statements also include no provision or assets or liabilities related to federal or state income taxes because the Initial Hotels did not pay income taxes and Host Marriott does not allocate or charge these expenses to its individual units. Accordingly, the accompanying combined financial statements are not intended to be a complete presentation of the Initial Hotels' assets, liabilities and net investment and advances, revenues and expenses or cash flows.

There are no allocations of interest, taxes, overhead, general and administrative or other corporate costs made by Host Marriott to the Initial Hotels. Changes in net investment and advances represent the combined revenues and expenses excluding income taxes of the Initial Hotels adjusted for cash transferred between Host Marriott and the Initial Hotels and, for the thirty-four weeks ended August 22, 1995, the effects of the transfer of net assets related to the sale of the Group A and Group B Hotels to the Company.

An analysis of the activity in this balance for the two fiscal years ended December 30, 1994 and the thirty-four weeks ended August 22, 1995 is as follows:

                                                             (in thousands)

Balance January 1, 1993                                          $ 352,798
     Revenues over expenses excluding income taxes                  11,170
     Net cash transferred to Host Marriott                         (34,154)

Balance December 31, 1993                                          329,814
     Revenues over expenses excluding income taxes                  31,960
     Net cash transferred to Host Marriott                         (41,124)

Balance December 30, 1994                                          320,650
     Revenues over expenses excluding income taxes                  10,947
     Net cash transferred to Host Marriott                         (19,897)
     Transfer of net assets related to the sale of
       the Group A and Group B  Hotels                            (311,700)
                                                                 ----------
Balance August 22, 1995                                          $       -
                                                                 ==========

The average net investment and advances for fiscal years 1993 and 1994 and the thirty-four weeks ended August 22, 1995, was approximately $351 million, $327 million and $160 million, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Hotel Sales and Revenues

Total Hotel Sales are presented in the accompanying combined statements of revenues and expenses excluding income taxes for the purpose of providing supplemental information regarding the gross sales volume of the Initial Hotels which is used for purposes of calculating percentage rent and the FF&E Reserve (as defined below) under the Leases with Host II and the Management Agreements, respectively. As owner and lessor of the Initial Hotels, the Company has no interest in the sales or operating results of the Initial Hotels. Total Hotel Sales represents all revenues and receipts of every kind derived from guests or other customers related to Marriott's operation of the Initial Hotels.

Revenues in the accompanying combined statements of revenues and expenses excluding income taxes represent house profit from the Initial Hotels. House profit represents Total Hotel Sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees and management fees presented on the accompanying combined statements of revenues and expenses excluding income taxes and the expenses detailed below represent all the costs incurred directly, allocated or charged by the Manager (as defined below) to the Initial Hotels. The detail of Total Hotel Sales and a reconciliation to revenue follows:



                                                                                         Thirty-Four
                                                                                         Weeks Ended
                                                           Fiscal Years Ended             August 22,
                                                           -------------------
                                                            1993           1994              1995
                                                           ------         ------            ------
                                                                       (in thousands)

          Hotel sales:
               Rooms                                     $  95,899       $104,293          $45,814
               Food and beverage                            12,990         11,702            4,445
               Other                                         4,467          4,902            2,021
                                                         ---------       --------          -------
                            Total Hotel Sales              113,356        120,897           52,280
                                                         ---------       --------          -------

          Expenses:
               Departmental direct costs
                   Rooms (A)                                21,961         23,074           10,000
                   Food and beverage (B)                    10,054          9,136            3,551
                   Other operating departments (C)
                                                             1,481          1,529              588
                   General and administrative (D)
                                                            12,205         12,095            5,110
                   Utilities (E)                             5,226          5,042            2,088
                   Repairs, maintenance and
                     accidents (F)                           5,381          4,882            2,087
                   Marketing and sales (G)                   2,437          2,292              782
                   Chain services (H)                        4,761          4,661            1,763
                                                         ---------       --------          -------
                            Total expenses                  63,506         62,711           25,969
                                                         ---------       --------          -------
          Revenues (House Profit)                        $  49,850      $  58,186          $26,311
                                                         =========      =========          =======

(A) Includes expenses for linen, cleaning supplies, laundry, guest supplies, reservations costs, travel agents commissions, walked guest expenses and wages, benefits and bonuses for employees of the rooms department.

(B) Includes costs of food and beverages sold, china, glass, silver, paper, and cleaning supplies and wages, benefits and bonuses for employees of the food and beverage department.

(C)  Includes expenses related to operating the telephone department.

(D)  Includes  management  and hourly  wages,  benefits  and  bonus,  credit and
     collection  expenses,   employee  relations,   guest  relations,  bad  debt
     expenses, office supplies and miscellaneous other expenses.

(E)  Includes electricity, gas and water at the properties.

(F) Includes cost of repairs and maintenance and the cost of accidents at the properties.

(G) Includes management and hourly wages, benefits and bonuses, promotional expense and local advertising.

(H) Includes charges from the Manager for Chain Services as allowable under the Management Agreements.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

On October 8, 1993 (the "Distribution Date"), Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation and Marriott International, Inc. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. Fiscal Year

The Initial Hotel's fiscal year ends on the Friday nearest to December 31. The fiscal year is divided into 13 accounting periods of four weeks each.

Property and Equipment

Property and equipment is recorded at cost, including interest and real estate taxes incurred during development and construction. Replacements and improvements are capitalized. Depreciation is computed using the straight line method over the estimated useful lives of the assets, generally 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. In cases where management is holding for sale particular lodging properties, Host Marriott assesses impairment based on whether the net realizable value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. A lodging property is considered to be held for sale when Host Marriott has made the decision to dispose of the property. Otherwise, Host Marriott assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value.

Amortization - Pre-Opening Costs

Costs of an operating nature incurred prior to opening of the Hotels are deferred and amortized over twelve months. Amortization expense was $94,000 in 1993. Pre-opening costs were fully amortized in 1993.

Cash and Cash Equivalents

The Initial Hotels consider all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents generated by the Hotels is transferred to Host Marriott. Operating expenses, capital expenditures and other cash requirements of the Initial Hotels are paid by Host Marriott and charged directly to the Initial Hotels.

New Statement of Financial Accounting Standards

The Initial Hotels are required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" no later than their fiscal year ending December 28, 1996. Management anticipates that adoption of SFAS No. 121 will not have a material effect on the Initial Hotels' financial statements.

Unaudited Pro Forma Data

The accompanying combined statements of revenues and expenses excluding income taxes present unaudited pro forma income taxes for each period presented based upon the effective combined Federal and state tax rates of 40% for fiscal year 1993 and 41% for fiscal year 1994 and for the thirty-four weeks ended August 22, 1995. NOTE 3. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

                                                             December 30,
                                                                 1994
                                                             ------------

          Land and land improvements                           $  71,014
          Buildings and leasehold improvements                   251,149
          Furniture and equipment                                 49,706
          Construction in progress                                   666
                                                               ---------
                                                                 372,535
          Less-  accumulated depreciation                         55,799
                                                               ---------
          Property and equipment, net                           $316,736
                                                               =========

Most hotels developed by Host Marriott since the early 1980s were reported as assets held for sale prior to 1992. In early 1992, Host Marriott decided it was no longer appropriate to view sales of lodging properties, subject to operating agreements, as a primary means of long-term financing. Accordingly, Host
Marriott discontinued classification of these properties as assets held for sale. Following discussions with the Staff of the Securities and Exchange Commission, in the second quarter of 1993, Host Marriott changed its method of determining net realizable value of assets held for sale. Host Marriott previously determined net realizable value of such assets on an aggregate basis, in the case of Courtyard by Marriott hotels. Beginning in the second fiscal quarter of 1993 and thereafter, under Host Marriott's new accounting policy, net realizable value of all assets held for sale is determined on a property-by-property basis. The cumulative pre-tax effect of this change on periods prior to the second quarter of 1993 of $14.5 million is reflected as a cumulative effect of a change in accounting for assets held for sale in the accompanying combined statement of revenues and expenses excluding income taxes, for the fiscal year ended December 31, 1993. In 1995, Host Marriott adjusted, in accordance with its accounting policy, the carrying value of one property included in the Initial Hotels by approximately $3.0 million to reflect the property's net realizable value based on sales price. The reductions in the annual depreciation charge as a result of the accounting change and the writedown were approximately $295,000 and $75,000, respectively.

NOTE 4.  MANAGEMENT AGREEMENTS:

Subsequent to the Distribution Date, the Manager operates the Initial Hotels pursuant to long term management agreements with initial terms expiring in 2013. The Manager has the option to extend the agreement on one or more Hotels for up to 3 consecutive 10 year terms. The Management Agreements provided for a Courtyard by Marriott system fee equal to 3% of Total Hotels Sales. In addition, Marriott is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services ("Chain Services") on a central or regional basis to all hotels operated by Marriott. These arrangements regarding the Courtyard by Marriott system fee and Chain Services existed prior to the Distribution Date and as such, for the two fiscal years ended December 30, 1994, the Initial Hotels paid a Courtyard by Marriott system fee of $3,401,000 and $3,627,000 and reimbursed Marriott for $4,761,000 and $4,661,000 of Chain Services. The system fee and reimbursement of Chain Services for the thirty-four weeks ended August 22, 1995 were $1,568,000 and $1,763,000, respectively.

In addition, Marriott is entitled to an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined, calculated on a combined basis for all Courtyard by Marriott hotels owned by Host Marriott. Available cash flow is defined as revenues less base management fees, Courtyard by Marriott system fee, property taxes, other expenses and a stated annual priority amount. Incentive management fees were not earned by Marriott from the Distribution Date through December 31, 1993, due to the fact that there was no available cash flow, as defined. The incentive management fees earned by Marriott of $2,825,000 and $2,242,000 for fiscal years 1994 and 1995, respectively, have been allocated to the Initial Hotels in the accompanying financial statements based on Total Hotel Sales.

The Management Agreements provided that Marriott was to be entitled to a base fee equal to 2% of Total Hotel Sales. However, this fee has been waived as more fully described in Note 5, below.

Host Marriott is required to provide Marriott with working capital to meet the operating needs of the Hotels. Marriott as the manager converts cash advanced by Host Marriott into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by Marriott International, Inc. The individual components of working capital controlled by Marriott are not reflected in the accompanying combined statements of assets, liabilities and net investment and advances (see Note 1).

The Management Agreements provided for the establishment of a property improvement fund (the "FF&E Reserve") for the Hotels. Contributions to the FF&E Reserve are 5% of Total Hotel Sales, beginning on the Distribution Date. Contributions to the FF&E Reserve from the Distribution Date Through December 31, 1993 were $1,873,000 and for the fiscal year ended December 30, 1994, were $6,249,000. For the thirty-four weeks ended August 22, 1995, contributions were $2,614,000.

During 1994, the Management Agreements were amended and $2,540,000, representing the entire then remaining balance of the FF&E Reserve, was returned to Host Marriott. It was agreed that future contributions (until the time of sale of any of the Initial Hotels) would be retained by Host Marriott and advanced to the Initial Hotels at such time as improvements are made to the properties. Such amounts have been included in the change in net investment and advances in the accompanying combined statements of cash flows.

NOTE 5. CONSOLIDATION AGREEMENT:

The Initial Hotels are subject to the terms of a consolidation agreement ("Consolidation Agreement") between Host Marriott and Marriott International, Inc. pursuant to which (i) incentive fees payable under the Management Agreements are determined on a consolidated basis for all lodging facilities of the same type and (ii) base fees payable under the Management Agreements are waived in return for payment upon the sale of or certain refinancings of such facilities and as such, no base management fees expense (equal to 2% of Total Hotel Sales) is reflected in the accompanying combined statements of revenues and expenses excluding income taxes.

After the sale of any of the Initial Hotels, the Consolidation Agreement is no longer applicable to the Initial Hotels and as such, base fees equal to 2% of Total Hotel Sales is payable under the Management Agreements after the sale of the Initial Hotels.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HOSPITALITY PROPERTIES TRUST


                                  By: /S/John G. Murray
                                      John G. Murray
                                      President and Chief Operating Officer

Dated:  March 29, 1995

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                          Title                     Date
---------                          -----                     ----

/S/John G. Murray                  President and             March 29, 1996
John G. Murray                     Chief Operating Officer

/S/ Thomas M. O'Brien              Treasurer and Chief       March 29, 1996
Thomas M. O'Brien                  Financial Officer


/S/ John L. Harrington*            Trustee                   March 29, 1996
John L. Harrington


/S/Arthur G. Koumantzelis*         Trustee                   March 29, 1996
Arthur G. Koumantzelis


/S/William J. Sheehan*             Trustee                   March 29, 1996
William J. Sheehan


                                   Trustee                   March 29, 1996
Gerard M. Martin


/S/ Barry M. Portnoy*              Trustee                   March 29, 1996
Barry M. Portnoy






*By/s/ John G. Murray as
 Attorney-in-fact