Form 10-Q
period 1996-03-31
HOSPITALITY PROPERTIES TRUST
filed 1996-05-15
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number 1-11527


                          HOSPITALITY PROPERTIES TRUST


          Maryland                                     04-3262075
- -----------------------------              -------------------------------
   (State of incorporation)                (IRS Employer Identification No.)


                 400 Centre Street, Newton, Massachusetts 02158


                                  617-964-8389


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Class                                       Shares outstanding
Common shares of beneficial                          at May 14, 1996
interest $.01 par value per share                    26,850,900

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                 MARCH 31, 1996

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


                                      INDEX

 PART I   Financial Information (Unaudited)                                Page

          Condensed Consolidated Balance Sheets - March 31, 1996 and
               December 31, 1995....................................         3

          Consolidated Statements of Income - Three Months Ended March 31,
              1996 and the period from February 7, 1995 (inception)
              to March 31, 1995.....................................         4

          Condensed  Consolidated  Statements  of  Cash  Flows - Three
              Months  Ended March 31, 1996 and the period  February 7,
              1995 (inception) to March 31, 1995....................         5

          Notes to Condensed Consolidated Financial Statements......         6

          Management's Discussion and Analysis of Results of
              Operations and Financial Condition....................         9

PART II   Other Information.........................................        11

                          HOSPITALITY PROPERTIES TRUST
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        March 31,              December 31,
                                                                          1996                      1995
                                                                     -------------            ---------------
                                                                      (unaudited)

ASSETS

Real estate properties..........................................     $      426,894           $     332,572
Accumulated depreciation........................................             (8,557)                 (5,820)
                                                                     --------------           -------------
                                                                            418,337                 326,752
Acquisition deposits............................................             28,256                      --

Cash and cash equivalents.......................................              8,050                   2,135
FF&E reserve (restricted cash)..................................              5,300                   5,342
Other assets....................................................              6,958                   4,718
                                                                     ==============           =============
                                                                     $      466,901           $     338,947
                                                                     ==============           =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Credit facility.................................................     $      115,650           $          --
Security deposits...............................................             42,060                  32,900
Other liabilities...............................................             20,191                   8,096

               Shareholders' equity
    Common shares of beneficial interest........................                126                     126
    Additional paid-in capital..................................            297,962                 297,962
    Cumulative net income.......................................             17,971                  11,349
    Dividends...................................................            (27,059)                (11,486)
                                                                     --------------           -------------
      Total shareholders' equity................................            289,000                 297,951
                                                                     --------------           -------------
                                                                     $      466,901           $     338,947
                                                                     ==============           =============





                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                            For the Three         February 7, 1995
                                                                            Months Ended           (inception) to
                                                                              March 31,              March 31,
                                                                                1996                    1995
                                                                           ----------------      -------------------
Revenues
   Rental income                                                               $ 8,671              $   349
   FF&E reserve income                                                           1,620                    2
   Interest income                                                                  43                   23
                                                                               -------              -------
       Total revenues                                                           10,334                  374
                                                                               -------              -------

Expenses
   Interest (including amortization of deferred finance costs of
       $45 and $0, respectively)                                                   215                  259
   Depreciation and amortization of real estate assets                           2,737                  153
   General and administrative                                                      760                   17
                                                                               -------              -------
       Total expenses                                                            3,712                  429

                                                                               -------              -------
Net income (loss)                                                              $ 6,622              $   (55)
                                                                               =======              =======

Weighted average shares outstanding                                             12,601
                                                                               =======

Earnings per share                                                             $  0.53
                                                                               =======









                             See accompanying notes


                          HOSPITALITY PROPERTIES TRUST
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                             For the Period
                                                                                      For the Three         February 7, 1995
                                                                                       Months Ended          (inception) to
                                                                                        March 31,               March 31,
                                                                                           1996                   1995
                                                                                     -----------------     --------------------
Cash flows from operating activities
   Net income............................................................                $      6,622          $         (55)
   Adjustments to reconcile to cash provided by operating activities
       Depreciation and amortization of real estate assets...............                       2,737                    153
       Amortization of deferred finance costs as interest................                          45                     --
       Funding of FF&E reserve...........................................                      (1,620)                    (2)
       Change in assets and liabilities..................................                         365                  1,050
                                                                                     ----------------      -----------------
        Cash provided by operating activities.........................                          8,149                  1,146

                                                                                     ----------------      -----------------

Cash flows from investing activities
   Real estate acquisitions and deposits.................................                    (118,739)              (178,528)
   Increase in security deposits.........................................                       9,160                 17,940
   Purchase of FF&E reserve..............................................                                             (1,854)
                                                                                               (1,375)
   Payments for purchase option..........................................                          --                 (3,000)
                                                                                     ----------------      -----------------
           Cash used for investing activities............................                    (110,954)              (165,442)
                                                                                     ----------------      -----------------

Cash flows from financing activities
Draws on credit facility..................................................                    115,650                     --
Dividends paid............................................................                     (6,930)                    --
Proceeds from issuance of common shares...................................                         --                  1,000
Borrowings and advances from HRP..........................................                         --                163,296
                                                                                     ----------------      -----------------
        Cash provided by financing activities..........................                       108,720                164,296
                                                                                     ----------------      -----------------

Increase (decrease) in cash and equivalents...............................               $      5,915          $          --
                                                                                     ================      =================

Supplemental cash flow information
    Interest paid......................................................               $         --          $          --
Non-cash investing activities
    Property managers' deposits in FF&E reserve........................                      1,555                     --
    Purchases of fixed assets with FF&E reserve........................                      3,109                     --





                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)
                                   (unaudited)

1. The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period from February 7, 1995 (inception) to December 31, 1995. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated.

2. The Company was incorporated on February 7, 1995. The Company was a 100% owned subsidiary of Health and Retirement Properties Trust ("HRP") from its inception through August 22, 1995 when it completed its initial public offering of common shares (the "IPO"). The Company commenced operations on March 24, 1995 with the acquisition of 21 hotels.

3. Earnings per share is computed by dividing net income by the weighted average number of outstanding common shares of beneficial interest.

     In April 1996 the Company completed an offering of 14,250,000 common shares of beneficial interest (the "Follow-on Offering") and raised net proceeds of approximately $360,000.

     In January 1996, the Company paid a $0.55 per share dividend to shareholders for the quarter ended December 31, 1995. On March 11, 1996, the Trustees declared a dividend of $0.58 per share be paid to shareholders of record as of April 19, 1996, which will be distributed on or about May 21, 1996.

4. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and long-lived Assets to be Disposed of", during the 1996 period. Adoption of this standard did not have any effect on the Company's financial statements.

5. The Company's properties are leased pursuant to long term leases. Each lease requires the lessee to pay minimum rent, percentage rent (a percentage of increases in total hotel sales over a base year), and all operating costs associated with the hotels. In addition, 5% of hotel sales related to each lease are paid by the Company's hotel operators into an escrow account to fund certain capital improvements and ongoing renovations necessary to maintain the quality of the properties. In the case of certain leases, this escrow account is maintained by the Company.

     On March 22, 1996 the Company acquired three Courtyard by Marriott hotels and five Residence Inns by Marriott from Host Marriott Corporation. As of March 31, 1996 the Company owned 40 Courtyard by Marriott hotels and five Residence Inns by Marriott hotels.

6. In the second quarter of 1996, the Company acquired eleven Wyndham Gardens hotels from an affiliate of the Wyndham Hotel Corporation, and 13 additional Residence Inns by Marriott and 13 additional Courtyard by Marriott hotels from Host Marriott Corporation. All the acquired properties are leased to affiliates of the sellers under long-term leases.

7. As of March 31, 1996, the Company had $115,650 outstanding under its $200,000 revolving acquisition credit facility (the "Credit Facility") which provides for borrowings at one month LIBOR plus 150 basis points. Borrowings may be repaid and reborrowed as necessary until December 31, 1998, at which time the outstanding balance may, at the Company's option (with lender approval), be either repaid or converted into a 10-year loan. In April 1996, the Company repaid $22,000 of outstanding amounts under the Credit Facility.

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)


8. At March 31, 1996, 100% of the Company's real estate properties were leased to special purpose subsidiaries of Host Marriott and managed by subsidiaries of Marriott International. The results of operations and summarized balance sheet data of the Host Marriott subsidiary to which the Company's Courtyard by Marriott hotels for the Company's initial 37 hotels ("Initial Hotels") are as follows:

                                                                                              Twelve weeks ended
                                                                                                March 22, 1996
                                                                                           -------------------------
                                                                                                (unaudited)
         Revenues ....................................................................              $ 15,513
         Investment expenses
              Base and percentage rent................................................                 7,733
              FF&E contribution.......................................................                 1,555
              Management fees.........................................................                 3,008
              Other...................................................................                 1,676
                                                                                           -----------------
                  Total investment expenses...........................................                13,970
                                                                                           -----------------
         Income before taxes..........................................................                 1,543
         Provision for income taxes...................................................                   496
                                                                                           =================
                  Net income..........................................................                 1,047
                                                                                           =================

                                                                                                March 22, 1996
                                                                                           -------------------------
                                                                                                  (unaudited)
                  Assets..............................................................        $       40,877
                  Liabilities.........................................................                15,134
                  Equity..............................................................                25,743

     Revenues in the statements of income above represent house profit from the Initial Hotels. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The detail of total hotel sales and a reconciliation to revenue follows:

                                                                                                 Twelve weeks ended
                                                                                                   March 22, 1996
                                                                                                ---------------------
                                                                                                     (unaudited)
         Total hotel sales
                  Rooms....................................................................         $      27,316
                  Food and beverage........................................................                 2,496
                  Other....................................................................                 1,283
                                                                                                -----------------
                  Total hotel sales........................................................                31,095
                                                                                                -----------------
         Departmental Expenses
                  Rooms....................................................................                 5,874
                  Food and beverage........................................................                 2,050
                  Other operating departments..............................................                   428
                  General and administrative...............................................                 3,300
                  Utilities................................................................                 1,305
                  Repairs, maintenance and accidents.......................................                 1,147
                  Marketing and sales......................................................                   380
                  Chain services...........................................................                 1,098
                                                                                                -----------------
                  Total departmental expenses..............................................                15,582
                                                                                                =================
         Revenues                                                                                    $     15,513
                                                                                                =================

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)


9. The following unaudited pro forma income statement gives effect to the completion of the Company's Follow-on Offering and the acquisition of 45 additional hotels as described above, as though such transactions occurred on January 1, 1996. In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data. The following unaudited pro forma income statement data is not necessarily indicative of what the actual results of operations for the Company would have been for the quarter indicated, nor does it purport to represent the results of operations for the Company for future periods.

                                                                                                Three Months Ended
                                                                                                  March 31, 1996
                                                                                                --------------------

         Revenues
              Rental income..................................................................         $    20,631
              FF&E reserve income............................................................               3,166
              Interest income................................................................                  43
                                                                                                -----------------
                  Total revenues.............................................................              23,840
                                                                                                -----------------

         Expenses
              Interest expense (including $75 of amortization of deferred finance costs).....               1,645
              Depreciation expense...........................................................               6,486
              General and administrative ....................................................               1,413
                                                                                                -----------------
                  Total expenses.............................................................               9,544
                                                                                                -----------------

         Net income..........................................................................         $    14,296
                                                                                                =================

         Weighted average shares outstanding.................................................              26,851
                                                                                                =================

         Net income per share................................................................          $     0.53
                                                                                                =================


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Hospitality Properties Trust (the "Company") was formed in 1995 to acquire, own and lease hotel properties to unaffiliated hotel operators. The Company has owned 37 Courtyard by Marriott hotels (the "Initial Hotels") since August of 1995. In 1996, the Company acquired 11 Wyndham Gardens hotels, 18 Residence Inn by Marriott and an additional 16 Courtyard by Marriott hotels.

As to the 37 Courtyard by Marriott hotels acquired in 1995 (the "Initial Hotels"), the annual rent payable to the Company totals $32.9 million in base rent plus percentage rent equal to 5% of increases in total hotel sales over 1994 levels. The 37 hotels have a total of 5,286 guest rooms, are located in 20 states, have an average age of approximately six years. During the first quarter of 1996, the Initial Hotels had average occupancy and an Average Daily Rate ("ADR") of 82.2% and $72.38, respectively.

In March and April of 1996, the Company acquired an additional 16 Courtyard by Marriott hotels for approximately $176 million. The total of 53 Courtyard by Marriott hotels are all leased to a subsidiary ("Host I") of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary ("Marriott I") of Marriott International, Inc. ("Marriott International"). Total annual base rent payable to the Company for these 53 properties is $50.5 million. Percentage rent for the 16 properties acquired in 1996 equals 5% of increases in total hotel sales over 1995 levels.

Also in March and April 1996, the Company acquired 18 Residence Inn by Marriott hotels for approximately $172.2 million. These Residence Inn properties are all leased to a subsidiary ("Host II") of Host Marriott and managed by a subsidiary ("Marriott II") of Marriott International. Total annual base rent on these 18 properties totals $17.2 million and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels.

In May 1996 the Company acquired 11 Wyndham Gardens hotels for approximately $135.3 million. These Wyndham Gardens properties are all leased to and operated by subsidiaries of the Wyndham Hotel Corporation for annual base rent of $13.6 million and percentage rent of 8% of increases in total hotel sales over 1996 levels.

All of the Company's leases require 5% of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment.

Results of Operations

The Company was organized on February 7, 1995, commenced operations on March 24, 1995 with the acquisition of the first 21 of the Initial Hotels, and completed its initial public offering of shares of beneficial interest on August 22, 1995. The Company has been recently formed and accordingly has limited historical financial data available. Management believes it is meaningful and relevant to an understanding of its present and ongoing operations to discuss pro forma quarterly results as well as historical results of operations.

The Company was a wholly owned subsidiary of Health and Retirement Properties Trust from the date of inception until August 22, 1995, the date of the Company's initial public offering, and was initially capitalized with $1 million of equity and $163.3 million of debt. The debt was provided by HRP at rates which were lower than the market rates which the Company would have paid on a stand alone basis. Accordingly, the Company does not believe that its results of operations while it was a wholly owned subsidiary of HRP are comparable to subsequent periods.

Quarter Ended March 31, 1996 - Historical Results (dollar amounts in thousands except per share amounts)

Total revenue for the quarter ended March 31, 1996 was $10,334 of which base and percentage rent comprised $8,671 and FF&E reserve rent was $1,620. Total expenses for the quarter were $3,712 which consisted of interest expense of $215, general and administrative expenses of $760 and depreciation of real estate assets of $2,737. Net income was $6,622 ($0.53 per share). Funds from operations and cash available for distribution related to the quarter were $9,359 ($0.74 per share) and $7,847 ($0.62 per share), respectively. Cash flows provided by (used for) operating, investing and financing activities were $8,149, ($110,954) and $108,720, respectively, for the quarter ended March 31, 1996.

Quarter Ended March 31, 1996 - Pro Forma Results (dollar amounts in thousands except per share amounts)

The following pro forma discussion assumes that the Company's April 1996 public offering of an additional 14,250,000 common shares of beneficial interest (the "Follow-on Offering) and the acquisition of the 45 additional hotels discussed above had occurred as of January 1, 1996. Pro forma total revenues for the quarter ended March 31, 1996 would have been comprised principally of pro forma base and percentage rent of $20,631 and FF&E reserve income of $3,166. Pro forma total expenses would have been $9,544, comprised of depreciation expense of $6,486 interest expense of $1,645, and general, administrative and advisory fees of $1,413. Pro forma net income would have been $14,296 ($0.53 per share). Pro forma funds from operations and cash available for distribution related to the quarter would have been $20,782 ($0.77 per share) and $17,691 ($0.66 per share), respectively. Pro forma average outstanding common shares of beneficial interest for the quarter would have been 26,850,900.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

As of March 31, 1996 total assets of the Company were $466,901. This consists primarily of net real estate assets of $418,337 and acquisition deposits of $28,256.

At March 31, 1996, the Company had $8,050 of cash and cash equivalents, and after a $22,000 repayment in April 1996, the ability to borrow up to an additional $106,350 under its credit facility ("Credit Facility"). The Company believes it will have access to various types of financing in addition to or in place of the Credit Facility, including debt or equity securities with which to complete future acquisitions and to otherwise meet its long term funding requirements.

In April 1996 the Company raised net proceeds of approximately $360,000 from the Follow-on Offering. Proceeds were used to acquire hotel properties and pay related acquisition costs and to repay certain indebtedness under the Credit Facility, as discussed above.

Pursuant to the terms of the lease and management agreements, the Company's tenants and operators are required to fund an FF&E reserve account in amounts equal to 5% of total hotel sales. Funds escrowed in the FF&E reserve account are used for capitalized improvements, replacements and refurbishment of the hotels. The Company believes that these funds will be adequate to maintain the competitiveness of its hotels.

The Company continues to actively pursue acquisition opportunities to diversify and expand its portfolio of hotel properties and expects to utilize undistributed cash generated from operations and funds available under its acquisition line or other borrowings, to complete such acquisitions. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such borrowed funds.

Current expenses and dividends are provided for by operations. To maintain its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, the Company must meet certain requirements including the distribution of at least 95% of its taxable income to its shareholders. As a REIT, the Company expects not to be subject to federal income taxes.

Dividends are based principally on cash available for distribution which is net income plus depreciation and amortization of real estate assets and certain non-cash charges less FF&E reserve income. Cash available for distribution may not equal cash provided by operating activities because the cash flow of the Company is affected by other factors not included in the cash available for distribution calculation.

Dividends declared in 1995 of $0.55 per share were distributed in 1996. Dividends of $0.58 per share will be paid to shareholders in May 1996. Dividends in a year in excess of REIT taxable income constitute return of capital.

Seasonality

Most of the Company's hotels experience seasonal variation in operating results typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not presently expected to cause fluctuations in the Company's rental income because the Company believes that the revenues generated by its hotels will be sufficient to pay rents on a regular basis notwithstanding seasonal fluctuations.

Inflation

The Company believes that inflation should not have a material adverse effect on the Company. Although increases in the rate of inflation may tend to increase interest rates which the Company may be required to pay on borrowed funds, the Company intends to obtain interest rate caps in appropriate circumstances to protect it from interest rate increases. In addition, the Company's leases provide for the payment of percentage rent to the Company based on increases in total hotel sales of the Initial Hotels and such rent should increase with inflation.

Certain Important Factors

The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any hotel's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, seasonality, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

PART II  Other Information

Item 5.  Other Information

          As previously reported, the Company in March 1996 entered into an agreement to acquire 11 Wyndham Garden Hotels from Garden Hotel Associates Limited Partnership, an affiliate of Wyndham Hotel Company, Ltd. (together with its proposed successor-in-interest, Wyndham Hotel Corporation, "Wyndham"), for approximately $135.3 million. Information concerning such agreement and the related acquisition is contained in Items 2, 5 and 7 of the Company's Current Report on Form 8-K dated April 8, 1996 (which information is hereby incorporated by reference). The Company completed the acquisition of the 11 Wyndham Garden hotels on May 3, 1996. Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K (Items 2, 5 and 7) on April 8, 1996

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOSPITALITY PROPERTIES TRUST


                                 /S/Thomas M. O'Brien
                                 --------------------
                                 Thomas M. O'Brien
                                 Treasurer and Chief Financial Officer
                                 (authorized officer and principal
                                  financial officer)
                                 Dated:  May 15, 1996