Form 10-Q
period 1996-06-30
HOSPITALITY PROPERTIES TRUST
filed 1996-08-14
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996
                                 OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST


        Maryland                                       04-3262075
- --------------------------                 ------------------------------------
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


         Class                                     Shares outstanding
Common shares of beneficial                        at August 14, 1996
interest, $.01 par value per share                 26,856,800

                          HOSPITALITY PROPERTIES TRUST


                                    FORM 10-Q

                                  JUNE 30, 1996

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


                                      INDEX
                                                                                                          Page

PART I          Financial Information (Unaudited)

                Condensed Consolidated Balance Sheets - June 30, 1996 and
                     December 31, 1995......................................................                3

                Consolidated Statements of Income - Six Months Ended June 30, 1996 and
                    the period from February 7, 1995 (inception) to June 30, 1995                           4

                    Consolidated Statements of Income - Three Months Ended June 30, 1996 and
                     June 30, 1995..........................................................                5

                Condensed Consolidated Statements of Cash Flows - Six Months Ended
                    June 30, 1996 and the period February 7, 1995 (inception) to
                    June 30, 1995...........................................................                6

                Notes to Condensed Consolidated Financial Statements                                        7

                Management's Discussion and Analysis of Results of Operations and
                    Financial Condition.....................................................               11

PART II         Other Information...........................................................               14


                          HOSPITALITY PROPERTIES TRUST


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                            June 30,    December 31,
                                             1996           1995
                                          -----------   ------------
                                          (unaudited)

ASSETS

Real estate properties .................   $ 830,768    $ 332,572
Accumulated depreciation ...............     (13,822)      (5,820)
                                           ---------    ---------
                                             816,946      326,752

Cash and cash equivalents ..............       8,179        2,135
FF&E reserve (restricted cash) .........       9,768        5,342
Other assets ...........................       6,071        4,718
                                           ---------    ---------
                                           $ 840,964    $ 338,947
                                           =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Credit facility ........................   $  93,650    $      --
Security deposits ......................      81,360       32,900
Other liabilities ......................       4,028        8,096

Shareholders' equity
    Common shares of beneficial interest         269          126
       Additional paid-in capital ......     656,122      297,962
       Cumulative net income ...........      32,594       11,349
       Dividends .......................     (27,059)     (11,486)
                                           ---------    ---------
           Total shareholders' equity ..     661,926      297,951
                                           ---------    ---------
                                           $ 840,964    $ 338,947
                                           =========    =========










                             See accompanying notes


                          HOSPITALITY PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                      For the Period
                                                                     For the Six     February 7, 1995
                                                                     Months Ended     (inception) to
                                                                       June 30,          June 30,
                                                                         1996              1995
                                                                    -------------    ----------------

Revenues
   Rental income ...............................................       $27,897           $ 4,874

   FF&E reserve income .........................................         4,820               893
   Interest income .............................................           628                23
                                                                       -------           -------
       Total revenues ..........................................        33,345             5,790
                                                                       -------           -------

Expenses
   Interest (including amortization of deferred finance costs of
       $110 and $0, respectively) ..............................         1,962             3,196
   Depreciation and amortization of real estate assets .........         8,004             1,473
   General and administrative ..................................         2,134               242
                                                                       -------           -------
       Total expenses ..........................................        12,100             4,911

                                                                       -------           -------
   Net income ..................................................       $21,245           $   879
                                                                       =======           =======

   Weighted average shares outstanding .........................        19,443
                                                                       =======

   Earnings per share.........................................           $1.09
                                                                       =======











                             See accompanying notes



                          HOSPITALITY PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                   For the Quarter    For the Quarter
                                                                    Ended June 30,     Ended June 30,
                                                                        1996               1995
                                                                   -------------     ----------------

Revenues
   Rental income ...............................................       $19,226           $ 4,525
   FF&E reserve income .........................................         3,200               891
   Interest income .............................................           585                --
                                                                       -------           -------
       Total revenues ..........................................        23,011             5,416
                                                                       -------           -------

Expenses
   Interest (including amortization of deferred finance costs of
       $65 and $0, respectively) ...............................         1,747             2,937
   Depreciation and amortization of real estate assets .........         5,267             1,320
   General and administrative ..................................         1,374               225
                                                                       -------           -------
       Total expenses ..........................................         8,388             4,482

                                                                       -------           -------
   Net income ..................................................       $14,623           $   934
                                                                       =======           =======

   Weighted average shares outstanding .........................        26,285
                                                                       =======

   Earnings per share.........................................           $0.56
                                                                       =======














                             See accompanying notes



                          HOSPITALITY PROPERTIES TRUST


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                   For the Period
                                                                              For the Six         February 7, 1995
                                                                             Months Ended         (inception) to
                                                                                June 30,              June 30,
                                                                                  1996                  1995
                                                                            --------------        ----------------
Cash flows from operating activities
   Net income ......................................................         $  21,245              $     879
   Adjustments to reconcile to cash provided by operating activities
           Depreciation and amortization of real estate assets .....             8,004                  1,473
           Amortization of deferred finance costs as interest ......               110                     --
           Funding of FF&E reserve .................................            (4,820)                  (893)
           Change in assets and liabilities ........................             2,553                  1,543
                                                                             ---------              ---------
                Cash provided by operating activities ..............            27,092                  3,002
                                                                             ---------              ---------

   Cash flows from investing activities
       Real estate acquisitions ....................................          (491,304)              (178,708)
       Increase in security deposits ...............................            48,460                 17,940
       Purchase of FF&E reserve ....................................            (5,500)                (2,539)
       Payments for purchase option ................................            (2,500)                (3,000)
                                                                             ---------              ---------
                Cash used for investing activities .................          (450,844)              (166,307)
                                                                             ---------              ---------

   Cash flows from financing activities
       Draws on credit facility ....................................           115,650                     --
       Repayments of credit facility ...............................           (22,000)                    --
       Dividends paid ..............................................           (22,503)                    --
       Proceeds from issuance of common shares .....................           358,649                     46
       Borrowings and advances from HRP ............................              --                  163,259
                                                                             ---------              ---------
               Cash provided by financing activities ...............           429,796                163,305
                                                                             ---------              ---------

   Increase in cash and equivalents ................................         $   6,044              $      --
                                                                             =========              =========

   Supplemental cash flow information
       Interest paid ...............................................         $   1,750              $      --
   Non-cash investing activities
       Property managers' deposits in FF&E reserve .................             4,645                    893
       Purchases of fixed assets with FF&E reserve .................             5,789                    208





                             See accompanying notes


                                       6






                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)


                                   (unaudited)

1.       The  accompanying   condensed   consolidated  financial  statements  of
         Hospitality  Properties Trust (the "Company") and its subsidiaries have
         been  prepared   without  audit.   Certain   information  and  footnote
         disclosures  required by generally accepted  accounting  principles for complete  financial  statements  have been  condensed  or omitted.  The
         Company  believes  the  disclosures  made  are  adequate  to  make  the
         information   presented  not  misleading.   However,  the  accompanying
         financial  statements  should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on
         Form 10-K for the period from February 7, 1995  (inception) to December
         31, 1995.  Operating  results for interim  periods are not  necessarily indicative of the results that may be expected for the full year.

         In the opinion of  management,  all  adjustments  (which  include  only
         normal  recurring   adjustments)   considered   necessary  for  a  fair
         presentation  have been included.  All  intercompany  transactions  and balances between the Company and its subsidiaries have been eliminated.

2.       The Company  was  incorporated  on February 7, 1995.  The Company was a
         100% owned subsidiary of Health and Retirement Properties Trust ("HRP") from its inception through August 22, 1995 when it completed its initial public offering of common shares of beneficial interest. The
         Company commenced operations on March 24, 1995 with the acquisition of 21 hotels.

3. Earnings per share is computed by dividing net income by the weighted average number of outstanding common shares of beneficial interest.

         In April 1996 the Company completed an offering of 14,250,000 common shares of beneficial interest (the "Follow-on Offering") and raised net proceeds of approximately $359,000.

         In  May  1996,   the  Company  paid  a  $0.58  per  share  dividend  to
         shareholders  for the quarter  ended March 31, 1996.  On July 15, 1996, the  Trustees  declared  a  dividend  of $0.58  per share to be paid to shareholders  of record as of July 22, 1996,  which will be distributed on or about August 22, 1996.

4. The properties of the Company and its subsidiaries are leased pursuant to long term leases. Each lease requires the lessee to pay minimum rent, percentage rent (a percentage of increases in total hotel sales over total hotel sales in a base year), and all operating costs associated with the hotels. In addition, 5% of hotel sales related to each lease are paid by the Company's hotel operators into an escrow account to fund certain capital improvements and ongoing renovations necessary to maintain the quality of the properties. In the case of certain leases, this escrow account is maintained by the Company or a subsidiary.

5.       In the first quarter of 1996,  the Company  acquired five Residence Inn by Marriott(R)  hotels and three  Courtyard by Marriott(R)  hotels from
         Host Marriott  Corporation.  In the second quarter of 1996, the Company acquired  eleven  Wyndham  Garden(R)  hotels from an  affiliate  of the
         Wyndham  Hotel  Corporation,  and an  additional  13  Residence  Inn by
         Marriott(R)  and an additional 13 Courtyard by Marriott(R)  hotels from
         Host Marriott  Corporation.  All the acquired  properties are leased to affiliates of the sellers  under  long-term  leases.  The 45 additional
         hotels   acquired  in  1996  were  acquired  and  are  owned  by  three
         wholly-owned   subsidiaries  of  the  Company.  The  subsidiaries  were
         capitalized with equity contributions from the Company.

6.       As of June 30,  1996,  the Company had  $93,650  outstanding  under its
         $200,000 revolving acquisition credit facility (the "Credit Facility") which provides for borrowings at one month LIBOR plus 150 basis points.
         Borrowings may be repaid and reborrowed as necessary until December 31, 1998, at which time the outstanding balance may, at the Company's option and with lender approval, be either repaid or converted into a 10-year loan.





                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)


7. At June 30, 1996, all of the 53 Courtyard by Marriott(R) properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations from the period from the later of January 1, 1996 or the date of acquisition by the Company or a subsidiary to June 14, 1996 and summarized balance sheet data of the Host Marriott Corporation subsidiary to which the Courtyard by Marriott(R) hotels are leased are as follows:

                                           Twelve weeks        Twenty-four weeks
                                              ended                  ended
                                          June 14, 1996          June 14, 1996
                                         ---------------------------------------
                                              (unaudited)          (unaudited)
Revenues.................................       $ 24,188             $39,701
Investment expenses
     Base and percentage rent............         11,973              19,706
     FF&E contribution...................          2,237               3,792
     Management fees.....................          4,171               7,177
     Other...............................          2,092               3,768
                                          -------------------------------------
         Total investment expenses.......         20,473              34,443
                                          -------------------------------------
Income before taxes......................          3,715               5,258
Provision for income taxes...............          1,607               2,103
                                          -------------------------------------
         Net income......................       $  2,108             $ 3,155
                                          =====================================

                                                        June 14, 1996
                                                ------------------------------
                                                          (unaudited)
         Assets..........................           $       59,618
         Liabilities.....................                   36,123
         Equity..........................                   23,495


Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The detail of total hotel sales and a reconciliation to revenues from the period from the later of January 1, 1996 or the date of acquisition by the Company or a subsidiary to June 14, 1996 follows:


                                                Twelve weeks ended         Twenty-four weeks
                                                  June 14, 1996           ended June 14, 1996
                                              ------------------------------------------------
                                                    (unaudited)                (unaudited)

Total hotel sales
         Rooms................................    $   38,359                $   64,881
         Food and beverage....................         3,146                     5,642
         Other................................         1,702                     2,985
                                                  --------------------------------------------
             Total hotel sales................        43,207                    73,508
                                                  --------------------------------------------
Departmental Expenses
         Rooms................................         7,760                    13,634
         Food and beverage....................         2,646                     4,696
         Other operating departments..........           404                       832
         General and administrative...........         4,241                     7,541
         Utilities............................         1,437                     2,742
         Repairs, maintenance and accidents...           482                       835
         Marketing and sales..................           463                       843
         Chain services.......................         1,586                     2,684
                                                  --------------------------------------------
             Total departmental expenses......        19,019                    33,807
                                                  --------------------------------------------
Revenues......................................    $   24,188                $   39,701
                                                  ============================================

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)


8. At June 30, 1996, all of the 18 Residence Inn by Marriott(R) properties of the Company's subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations from the period from the date of acquisition by the Company or a subsidiary to June 14, 1996 and summarized balance sheet data of the Host Marriott Corporation subsidiary to which the Residence Inn by Marriott(R) hotels are leased are as follows:

                                                       Twelve weeks ended
                                                          June 14, 1996
                                                  -----------------------------
                                                           (unaudited)
Revenues......................................               $      7,529

Investment expenses
     Base and percentage rent.................                      3,091
     FF&E contribution........................                        686
     Management fees..........................                      1,834
     Other....................................                        490
                                                  -----------------------------
         Total investment expenses............                      6,101
                                                  -----------------------------
Income before taxes...........................                      1,428
Provision for income taxes....................                        571
                                                  -----------------------------
         Net income...........................               $        857
                                                  =============================

                                                           June 14, 1996
                                                      ------------------------
                                                            (unaudited)
         Assets......................................   $        20,527
         Liabilities.................................            15,590
         Equity......................................             4,937


Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The detail of total hotel sales and a reconciliation to revenues from the period from the date of acquisition by the Company or a subsidiary to June 14, 1996 follows:

                                                              Twelve
                                                     weeks ended June 14, 1996
                                                 -------------------------------
                                                            (unaudited)
Total hotel sales
         Rooms...................................   $               13,090
         Other...................................                      699
                                                 -------------------------------
             Total hotel sales...................                   13,789
                                                 -------------------------------
Departmental Expenses
         Rooms...................................                    2,608
         Other operating departments.............                      147
         General and administrative..............                    1,139
         Utilities...............................                      554
         Repairs, maintenance and accidents......                      792
         Marketing and sales.....................                      786
         Chain services..........................                      234
                                                 -------------------------------
             Total departmental expenses.........                    6,260
                                                 -------------------------------
Revenues.........................................    $               7,529
                                                 ===============================

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)


9. The following unaudited pro forma consolidated income statement gives effect to the completion of the Company's Follow-on Offering and the acquisition of 45 additional hotels as described above, as though such transactions occurred on January 1, 1996. In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data. The following unaudited pro forma consolidated income statement data is not necessarily indicative of what the actual consolidated results of operations for the Company would have been for the periods indicated, nor does it purport to represent the consolidated results of operations for the Company for future periods.


                                                                    Quarter Ended              Six Months
                                                                    June 30, 1996            Ended June 30,
                                                                                                  1996
                                                                  ----------------           ---------------

Revenues
     Rental income............................................        $  20,776                $   41,407
     FF&E reserve income......................................            2,828                     5,994
     Interest income..........................................               47                        90
                                                                  ----------------          ---------------
         Total revenues.......................................           23,651                    47,491
                                                                  ----------------          ---------------

Expenses
     Interest expense (including $65 and $131 of amortization
of deferred finance costs, respectively)                                  1,717                     3,362
     Depreciation expense.....................................            5,918                    12,404
     General and administrative ..............................            1,401                     2,814
                                                                  ----------------          ---------------
         Total expenses.......................................            9,036                    18,580
                                                                  ----------------          ---------------

Net income....................................................        $  14,615                $   28,911
                                                                  ================          ===============

Weighted average shares outstanding                                      26,851                    26,851
                                                                  ================          ===============

Net income per share..........................................        $0.54                    $1.08
                                                                  ================          ===============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Hospitality Properties Trust (the "Company") was formed in 1995 to acquire, own and lease hotel properties to unaffiliated hotel operators. The Company has owned 37 Courtyard by Marriott(R) hotels (the "Initial Hotels") since August of 1995. In 1996, wholly-owned subsidiaries of the Company acquired 11 Wyndham Garden(R) hotels, 18 Residence Inn by Marriott(R) and an additional 16 Courtyard by Marriott(R) hotels.

The Company's 53 Courtyard by Marriott(R) hotels are all leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50.5 million and percentage rent equals 5% of increases in total hotel sales over a base year level. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first half of 1996 (which includes periods prior to the acquisition of certain of these properties by the Company) the 53-property pool had average occupancy, Average Daily Rate ("ADR") and room revenue per available room ("RevPAR") of 80.4%, $77.22 and $62.09, respectively.

The Company's 18 Residence Inn by Marriott(R) properties are all leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17.2 million and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first half of 1996 (which includes periods prior to the acquisition of these properties by the Company) the 18-property pool had average occupancy, ADR and RevPar of 86.0%, $89.29 and $76.79, respectively.

The Company's 11 Wyndham Garden(R) hotels are all leased to and operated by subsidiaries of the Wyndham Hotel Corporation. Annual base rent on these 11 properties totals $13.6 million and percentage rent equals 8% of increases in total hotel sales over 1996 levels. The 11 properties have a total of 1,940 guest rooms and are located in seven states. During the first half of 1996 (which includes periods prior to the acquisition of these properties) the 11-property pool had average occupancy, ADR and RevPAR of 77.3%, $85.74 and $66.28, respectively.

All of the Company's leases require 5% of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E").

References below to the Company and to items comprising the Company's results of operations are collective references to the Company and its subsidiaries and to consolidated items of the Company's consolidated results of operations.

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

Quarter Ended June 30, 1996 - Historical Results (dollar amounts in thousands except per share amounts)

Total revenue for the quarter ended June 30, 1996 was $23,011 of which base and percentage rent comprised $19,226 and FF&E reserve rent was $3,200. Total expenses for the quarter were $8,388 which consisted of interest expense of $1,747, general and administrative expenses of $1,374 and depreciation of real estate assets of $5,267. Net income was $14,623 ($.56 per share). Funds from operations (defined as net income plus depreciation on real estate assets) and cash available for distribution (defined as funds from operations less FF&E reserve income plus amortization of deferred financing costs and other non-cash charges) related to the quarter were $19,890 ($.76 per share) and $16,889 ($.64 per share), respectively. Cash flows provided by (used for) operating, investing and financing activities for the quarter ended June 30, 1996 were $18,943, ($339,890) and $321,076, respectively.

The Company's tenants reported a 6.9% increase in combined RevPAR for the quarter over the 1995 period, comprised primarily of a 6.4% increase in ADR.

Six Months Ended June 30, 1996 - Historical Results (dollar amounts in thousands except per share amounts)

Total revenue for the six months ended June 30, 1996 was $33,345 of which base and percentage rent comprised $27,897 and FF&E reserve rent was $4,820. Total expenses for the six-month period were $12,100 which consisted of interest expense of $1,962, general and administrative expenses of $2,134 and depreciation of real estate assets of $8,004. Net income was $21,245 ($1.09 per share). Funds from operations and cash available for distribution related to the six-month period were $29,249 ($1.50 per share) and $24,736 ($1.27 per share), respectively. Cash flows provided by (used for) operating, investing and financing activities were $27,092, ($450,844) and $429,796, respectively, for the six months ended June 30, 1996.

The Company's tenants reported a 7.0% increase in combined RevPAR for the first half 1996 over the 1995 period, comprised primarily of a 6.6% increase in ADR.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

In April 1996 the Company raised net proceeds of approximately $359,000 from the Follow-on Offering. Proceeds were used to acquire hotel properties through subsidiaries and pay related acquisition costs and to repay certain indebtedness under the Credit Facility.

As of June 30, 1996 total assets of the Company were $840,964. This consists primarily of net real estate assets of $816,946 of which approximately $400 million were acquired in the quarter ended June 30, 1996 with proceeds from the Follow-on Offering and draws on the credit facility ("Credit Facility").

At June 30, 1996, the Company had $8,179 of cash and cash equivalents, and the ability to borrow up to an additional $106,350 under its credit facility. The Company believes it will have access to various types of financing in addition to or in place of the Credit Facility, including debt or equity securities with which to complete future acquisitions and to otherwise meet its long term funding requirements.

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

The Company continues to actively pursue acquisition opportunities to diversify and expand its portfolio of hotel properties and expects to utilize undistributed cash generated from operations and funds available under its acquisition line or other borrowings, to complete such acquisitions. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds used to acquire facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such funding.

Current expenses and dividends are provided for by operations. To maintain its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, the Company must meet certain requirements including the distribution of at least 95% of its taxable income to its shareholders. As a REIT, the Company expects not to be subject to federal income taxes.

Dividends are based principally on cash available for distribution which may not equal cash provided by operating activities because the cash flow of the Company is affected by other factors not included in the cash available for distribution calculation.

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

Certain Important Factors

The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the adequacy of reserves, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or its hotels' financial condition or results of operations. Readers are cautioned that its such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, seasonality, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

PART II       Other Information

Item 4.  Submission of Matters to a Vote of Shareholders

At the Company's regular annual meeting of shareholders held on May 21, 1996, Barry M. Portnoy was re-elected Trustee of the Company (11,369,901 voted for, votes with respect to 44,262 shares withheld and 1,100 shares present but not voted) and John L. Harrington was re-elected as a Trustee of the Company (11,367,901 shares voted for, votes with respect to 46,262 shares withheld and 1,100 shares present but not voted). The terms of Messrs. Portnoy and Harrington will extend until the Company's 1999 annual meeting of shareholders. Messrs. Gerard M. Martin, William J. Sheehan and Arthur G. Koumantzelis continue to serve as Trustees with terms expiring in 1997, 1997 and 1998, respectively.


Item 6.  Exhibit

         27.      Financial Data Schedule


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOSPITALITY PROPERTIES TRUST


                           /S/Thomas M. O'Brien
                           Thomas M. O'Brien
                           Treasurer and Chief Financial Officer
                           (authorized officer and principal financial officer)
                           Dated:  August 14, 1996