Form 10-Q
period 1996-09-30
HOSPITALITY PROPERTIES TRUST
filed 1996-11-14
CIK 945394

HOSPITALITY PROPERTIES TRUST



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                       OR
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST



             Maryland                                    04-3262075
----------------------------------             ---------------------------------
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


            Class                                          Shares outstanding
Common shares of beneficial                                at November 12, 1996
interest, $0.01 par value per share                        26,856,800

                          HOSPITALITY PROPERTIES TRUST



                                    FORM 10-Q

                               SEPTEMBER 30, 1996

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


                                      INDEX


PART I    Financial Information (Unaudited)                               Page

          Condensed Consolidated Balance Sheets - September 30, 1996 and
            December 31, 1995............................................   3

          Consolidated  Statements  of Income - Nine Months Ended
            September 30, 1996 and the period from February 7, 1995
            (inception) to September 30, 1995............................   4

          Consolidated Statements of Income - Three Months Ended
            September 30, 1996 and September 30, 1995....................   5

          Condensed Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 1996 and the period February 7, 1995
            (inception) to September 30, 1995............................   6

          Notes to Condensed Consolidated Financial Statements...........   7

          Management's Discussion and Analysis of Results of Operations
            and Financial Condition......................................  12

PART II   Other Information..............................................  15

                          HOSPITALITY PROPERTIES TRUST

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       September 30,                December 31,
                                                          1996                         1995
                                                        (unaudited)

ASSETS

Real estate properties                               $      834,121              $     332,572
Accumulated depreciation                                    (19,994)                    (5,820)
                                                     -----------------           ------------------
                                                            814,127                    326,752

Cash and cash equivalents                                     8,401                      2,135
FF&E reserve (restricted cash)                               10,528                      5,342
Other assets                                                  6,609                      4,718
                                                     -----------------           ------------------
                                                     $      839,665              $     338,947
                                                     =================           ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Credit facility                                      $       93,650              $          --
Security deposits                                            81,360                     32,900
Other liabilities                                             2,726                      8,096

Shareholders' equity
   Common shares of beneficial interest                         269                        126
   Additional paid-in capital                               656,256                    297,962
   Cumulative net income                                     48,040                     11,349
   Dividends                                                (42,636)                   (11,486)
                                                     -----------------           ------------------
     Total shareholders' equity                             661,929                    297,951
                                                     -----------------           ------------------
                                                     $      839,665              $     338,947
                                                     =================           ==================






                             See accompanying notes


                          HOSPITALITY PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                                                For the Period
                                                                        For the Nine           February 7, 1995
                                                                        Months Ended            (inception) to
                                                                       September 30,            September 30,
                                                                            1996                     1995
                                                                     ------------------      --------------------

Revenues
   Rental income..............................................           $ 48,661                $ 11,142
   FF&E reserve income........................................              8,798                   2,460
   Interest income............................................                764                      42
                                                                     ------------------      ---------------
     Total revenues...........................................             58,223                  13,644
                                                                     ------------------      ---------------

Expenses
 ....Interest (including amortization of deferred finance costs
       of $176 and $0, respectively)                                        3,661                   5,039
 ..............................................................
   Depreciation and amortization of real estate assets........             14,174                   3,470
   General and administrative.................................              3,697                     775
                                                                     ------------------      ---------------
     Total expenses...........................................             21,532                   9,284

                                                                     ------------------      ---------------
Net income....................................................           $ 36,691                $  4,360
                                                                     ==================      ===============

Weighted average shares outstanding...........................             21,932
                                                                     ==================

Earnings per share............................................              $1.67
                                                                     ==================










                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST



                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)




                                                                               For the Quarter               For the Quarter
                                                                             Ended September 30,           Ended September 30,
                                                                                     1996                         1995
                                                                           ------------------------      -----------------------

Revenues
   Rental income                                                               $ 20,764                      $  6,268
   FF&E reserve income                                                            3,978                         1,566
   Interest income                                                                  136                            19
                                                                           ------------------------      -----------------------
     Total revenues                                                              24,878                         7,853
                                                                           ------------------------      -----------------------

Expenses
   Interest (including amortization of deferred finance
       costs of $66 and $0, respectively)                                         1,699                         1,840
   Depreciation and amortization of real estate assets                            6,170                         1,860
   General and administrative                                                     1,563                           530
                                                                           ------------------------      -----------------------
     Total expenses                                                               9,432                         4,230

                                                                           ------------------------      -----------------------
Net income                                                                     $ 15,446                      $  3,623
                                                                           ========================      =======================

Weighted average shares outstanding                                              26,857
                                                                           ========================

Earnings per share                                                                $0.58
                                                                           ========================













                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                                                    For the Period
                                                                                            For the Nine           February 7, 1995
                                                                                            Months Ended            (inception) to
                                                                                           September 30,             September 30,
                                                                                               1996                      1995
                                                                                        -------------------      -------------------

Cash flows from operating activities
   Net income                                                                               $     36,691             $       4,360
     Adjustments to reconcile to cash provided by operating activities
     Depreciation and amortization of real estate assets.................                         14,174                     3,470
     Amortization of deferred finance costs as interest..................                            176                        --
     FF&E reserve income.................................................                         (8,798)                   (2,460)
     Change in assets and liabilities....................................                            998                     2,315
                                                                                        -------------------      -------------------
Cash provided by operating activities                                                             43,241                     7,685

                                                                                        -------------------      -------------------

Cash flows from investing activities
   Real estate acquisitions..............................................                       (491,638)                 (331,877)
   Increase in security deposits.........................................                         48,460                    32,900
   Purchase of FF&E reserve..............................................                         (5,500)                   (3,904)
   Payments for purchase option..........................................                         (2,500)                   (4,500)
                                                                                        -------------------      -------------------
       Cash used for investing activities................................                       (451,178)                 (307,381)
                                                                                        -------------------      -------------------

Cash flows from financing activities
   Draws on credit facility...............................................                       115,650                        --
       Repayments of credit facility......................................                       (22,000)                       --
       Dividends paid.....................................................                       (38,080)
   Proceeds from issuance of common shares................................                       358,633                   198,066
   Borrowings and advances from HRP.......................................                            --                   165,241
   Payments on borrowings and advances from HRP...........................                            --                   (62,251)
                                                                                        -------------------      -------------------
       Cash provided by financing activities..............................                       414,203                   301,056
                                                                                        -------------------      -------------------

Increase in cash and equivalents..........................................                  $      6,266             $       1,360
                                                                                        ===================      ===================

Supplemental cash flow information
     Interest paid........................................................                  $      3,412             $       5,039
Non-cash investing activities
     Property managers' deposits in FF&E reserve..........................                         8,928                     2,460
     Purchases of fixed assets with FF&E reserve..........................                         9,242                       914
Non-cash financing activities
     Share issuance to HRP as repayment of borrowings.....................                                                 100,000
       Cancellation of indebtedness to HRP                                                                                (100,000)

                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)



                                   (unaudited)

1. The accompanying condensed consolidated financial statements of Hospitality Properties Trust (the "Company") and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period from February 7, 1995 (inception) to December 31, 1995 and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 1996. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

      In August 1996, the Company paid a $0.58 per share dividend to shareholders for the quarter ended June 30, 1996. On October 3, 1996, the Trustees declared a dividend of $0.59 per share to be paid to shareholders of record as of October 22, 1996, which will be distributed on or about November 19, 1996.

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

5. As of September 30, 1996, the Company had $93,650 outstanding under its $200,000 revolving acquisition credit facility (the "Credit Facility") which provides for borrowings at one month LIBOR plus 150 basis points. Borrowings may be repaid and reborrowed as necessary until December 31, 1998, at which time the outstanding balance may, at the Company's option and with lender approval, be either repaid or converted into a 10-year loan.

6. At September 30, 1996, all of the 53 Courtyard by Marriott(R) properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations from the period from the later of January 1, 1996 or the date of acquisition by the Company or a subsidiary to September 6, 1996 and summarized balance sheet data of the Host Marriott Corporation subsidiary to which the Courtyard by Marriott(R) hotels are leased are as follows:

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)

                                                       Twelve weeks ended        Thirty-six weeks ended
                                                        September 6, 1996           September 6, 1996
                                                     --------------------------  -------------------------

                                                            (unaudited)                 (unaudited)
Revenues                                                      $ 23,802                    $ 63,503

Investment expenses
     Base and percentage rent                                   11,146                      30,852
     FF&E contribution                                           2,448                       6,240
     Management fees                                             4,444                      11,621
     Other                                                       1,618                       5,386
                                                     --------------------------  ---------------------------
         Total investment expenses                              19,656                      54,099
                                                     --------------------------  ---------------------------
Income before taxes                                              4,146                       9,404
Provision for income taxes                                       1,839                       3,942
                                                     --------------------------  ---------------------------
         Net income                                           $  2,307                    $  5,462
                                                     ==========================  ===========================

                                                                                        September 6, 1996
                                                                                    -------------------------
                                                                                            (unaudited)
         Assets                                                                         $       61,328
         Liabilities                                                                            35,526
         Equity                                                                                 25,802

       Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The detail of total hotel sales and a reconciliation to revenues from the period from the later of January 1, 1996 or the date of acquisition by the Company or a subsidiary to September 6, 1996 follows:

                                                               Twelve weeks ended         Thirty six weeks
                                                                September 6, 1996        ended September 6,
                                                                                                1996
                                                            ------------------------- ------------------------
                                                                   (unaudited)             (unaudited)
Total hotel sales
     Rooms............................................          $      44,750             $     109,631
     Food and beverage................................                  3,745                     9,387
     Other                                                              1,907                     4,892
                                                            ------------------------- ------------------------
     Total hotel sales................................                 50,402                   123,910
                                                            ------------------------- ------------------------
Departmental Expenses
     Rooms............................................                  9,239                    22,873
     Food and beverage................................                  3,326                     8,022
     Other operating departments......................                    518                     1,350
     General and administrative.......................                  5,115                    12,656
     Utilities........................................                  1,951                     4,693
     Repairs, maintenance and accidents...............                  3,973                     4,808
     Marketing and sales..............................                    639                     1,482
     Chain services...................................                  1,839                     4,523
                                                            ------------------------- ------------------------
     Total departmental expenses......................                 26,600                    60,407
                                                            ------------------------- ------------------------
Revenues..............................................           $     23,802              $     63,503
                                                            ========================= ========================

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


7. At September 30, 1996, all of the 18 Residence Inn by Marriott(R) properties of the Company's subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations from the period from the date of acquisition by a subsidiary of the Company to September 6, 1996 and summarized balance sheet data of the Host Marriott Corporation subsidiary to which the Residence Inn by Marriott(R) hotels are leased are as follows:


                                                                       Twelve weeks ended      Period from Acquisition
                                                                       September 6, 1996          September 6, 1996
                                                                    ------------------------ ----------------------------
                                                                          (unaudited)              (unaudited)
Revenues.......................................................              $   8,657                $   16,186
Investment expenses
     Base and percentage rent..................................                  3,532                     6,623
     FF&E contribution.........................................                    794                     1,480
     Management fees...........................................                  1,805                     3,639
     Other                                                                         674                     1,164
         Total investment expenses.............................                  6,805                    12,906
                                                                    ------------------------ ----------------------------
Income before taxes............................................                  1,852                     3,280
Provision for income taxes.....................................                    741                     1,312
         Net income............................................              $   1,111                $    1,968
                                                                    ======================== ============================

                                                                                      September 6, 1996
                                                                                   -----------------------
                                                                                        (unaudited)
         Assets..............................................................          $     22,435
         Liabilities.........................................................          $     18,486
     Equity                                                                            $      3,949

       Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The detail of total hotel sales and a reconciliation to revenues from the period from the date of acquisition by a subsidiary of the Company to September 6, 1996 follows:

                                                                     Twelve weeks ended        Period from Acquisition
                                                                      September 6, 1996           September 6, 1996
                                                                  ------------------------- -----------------------------
                                                                         (unaudited)                 (unaudited)
Total hotel sales
     Rooms....................................................        $      15,007             $      28,097
     Other....................................................                  801                     1,500
                                                                  ------------------------- -----------------------------
         Total hotel sales....................................               15,808                    29,597
                                                                  ------------------------- -----------------------------
Departmental Expenses
     Rooms....................................................                2,957                     5,565
     Other operating departments..............................                  166                       313
     General and administrative...............................                1,383                     2,522
     Utilities................................................                  698                     1,252
     Repairs, maintenance and accidents.......................                  806                     1,598
     Marketing and sales......................................                  865                     1,651
     Chain services...........................................                  276                       510
     Total departmental expenses..............................                7,151                    13,411
Revenues......................................................        $       8,657             $      16,186
                                                                  ========================= =============================

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
                (amounts in thousands, except per share amounts)


8. The following unaudited pro forma consolidated income statement gives effect to the completion of the Company's April 1996 completion of an offering of 14,250,000 common shares of beneficial interest and the acquisition of 45 additional hotels by subsidiaries of the Company during the first and second quarters of 1996, as though such transactions occurred on January 1, 1996. In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data. The following unaudited pro forma consolidated income statement data is not necessarily indicative of what the actual consolidated results of operations for the Company would have been for the period indicated, nor does it purport to represent the consolidated results of operations for the Company for future periods.


                                                                Nine Months
                                                              Ended September
                                                                  30, 1996
                                                            --------------------

Revenues
     Rental income.......................................         $   62,171
     FF&E reserve income.................................              9,972
     Interest income.....................................                226
                                                            --------------------
         Total revenues..................................             72,369
                                                            --------------------

Expenses
     Interest expense (including $65 of amortization ....
of deferred finance costs)...............................              5,061
     Depreciation expense................................             18,574
     General and administrative..........................              4,377
                                                            --------------------
         Total expenses..................................             28,012
                                                            --------------------

Net income...............................................         $   44,357
                                                            ====================

Weighted average shares outstanding......................             26,857
                                                            ====================

Net income per share.....................................         $     1.65
                                                            ====================

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Hospitality Properties Trust (the "Company") was formed in 1995 to acquire, own and lease hotel properties to unaffiliated hotel operators. The Company has owned 37 Courtyard by Marriott(R) hotels (the "Initial Hotels") since August of 1995. In 1996, wholly-owned subsidiaries of the Company acquired 11 Wyndham Garden(R) hotels, 18 Residence Inn by Marriott(R) hotels and an additional 16 Courtyard by Marriott(R) hotels.

The Company's 53 Courtyard by Marriott(R) hotels are all leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50.5 million and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first nine months of 1996 (which includes periods prior to the acquisition of sixteen of these properties by a subsidiary of the Company) the 53- property pool had average occupancy, Average Daily Rate ("ADR") and room revenue per available room ("RevPAR") of 81.6%, $77.99 and $63.66, respectively.

The Company's 18 Residence Inn by Marriott(R) properties are all leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17.2 million and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first nine months of 1996 (which includes periods prior to the acquisition of these properties by a subsidiary of the Company) the 18-property pool had average occupancy, ADR and RevPar of 87.2%, $90.04 and $78.49, respectively.

The Company's 11 Wyndham Garden(R) hotels are all leased to and operated by subsidiaries of the Wyndham Hotel Corporation. Annual base rent on these 11 properties totals $13.6 million and percentage rent equals 8% of increases in total hotel sales over 1996 levels. The 11 properties have a total of 1,940 guest rooms and are located in seven states. During the first nine months of 1996 (which includes periods prior to the acquisition of these properties by a subsidiary of the Company) the 11-property pool had average occupancy, ADR and RevPAR of 77.8%, $84.28 and $65.57, respectively.

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

Quarter Ended September 30, 1996 - Historical Results (dollar amounts in thousands except per share amounts)

Total revenue for the quarter ended September 30, 1996 was $24,878 of which base and percentage rent comprised $20,764 and FF&E reserve rent was $3,978. Total expenses for the quarter were $9,432 which consisted of interest

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS



expense of $1,699, general and administrative expenses of $1,563 and depreciation and amortization of real estate assets of $6,170. Net income was $15,446 ($.58 per share). Funds from operations (defined as net income plus depreciation and amortization of real estate assets) and cash available for distribution (defined as funds from operations less FF&E reserve income plus amortization of deferred financing costs and other non-cash charges) related to the quarter were $21,616 ($.80 per share) and $17,876 ($.67 per share), respectively. Cash flows provided by (used for) operating, investing and financing activities for the quarter ended September 30, 1996 were $16,149, ($334) and ($15,593), respectively.

The Company's tenants reported a 8.3% increase in combined RevPAR for the 1996 third quarter over the 1995 period, comprised primarily of a 9.1% increase in ADR.

Nine Months Ended September 30, 1996 - Historical Results (dollar amounts in thousands except per share amounts)

Total revenue for the nine months ended September 30, 1996 was $58,223 of which base and percentage rent comprised $48,661 and FF&E reserve rent was $8,798. Total expenses for the nine-month period were $21,532 which consisted of interest expense of $3,661, general and administrative expenses of $3,697 and depreciation of real estate assets of $14,174. Net income was $36,691 ($1.67 per share). Funds from operations and cash available for distribution related to the nine-month period were $50,865 ($2.32 per share) and $42,611 ($1.94 per share), respectively. Cash flows provided by (used for) operating, investing and financing activities were $43,241, ($451,178) and $414,203, respectively, for the nine months ended September 30, 1996.

The Company's tenants reported a 7.5% increase in combined RevPAR for the nine months ended 1996 over the 1995 period, comprised primarily of a 7.5% increase in ADR. Occupancy for the nine months ended 1996 remained substantially flat to the 1995 period at 82%.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

As of September 30, 1996 total assets of the Company were $839,665. This consists primarily of net real estate assets of $814,127.

At September 30, 1996, the Company had $8,401 of cash and cash equivalents, and the ability to borrow up to an additional $106,350 under its credit facility ("Credit Facility"). The Company believes it will have access to various types of financing in addition to or in place of the Credit Facility, including debt or equity securities with which to complete future acquisitions and to otherwise meet its long term funding requirements. The Company is currently negotiating a debt financing secured by properties owned by two of the Company's subsidiaries, although no assurance can be given that the Company will obtain such financing on acceptable terms.

Pursuant to the terms of the leases and management agreements, the Company's tenants and operators are required to fund an FF&E reserve account in amounts equal to 5% of total hotel sales. Funds escrowed in the FF&E reserve account are used for capitalized improvements, replacements and refurbishment of the hotels. The Company believes that these funds will be adequate to maintain the competitiveness of its hotels.

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

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS




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

Certain Important Factors

The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the adequacy of reserves, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or its hotels' financial condition or results of operations. Readers are cautioned that such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS



PART II            Other Information

Item  5. Other Matter

The Company is not currently a party to any legal proceedings, nor is the Company aware of any material pending legal proceedings for which it might become liable.

The Company previously reported certain litigation affecting HRPT Advisors, Inc. ("Advisors") and two of its trustees, who are also trustees of Health and Retirement Properties Trust ("HRP"). In the ordinary course of their business, Advisors is occasionally involved in litigation. Early in 1995, HRP, which is the Company's largest shareholder and is also advised by Advisors, commenced a foreclosure action to collect on a secured indemnity agreement given in connection with the surrender of certain leaseholds to, and the purchase of certain properties by, HRP in 1992. In May 1995, the defendants in the foreclosure action and parties related to HRP's former tenants and sellers asserted cross claims against HRP, Advisors, Messrs. Barry M. Portnoy and Gerard
M. Martin (who are Managing Trustees of the Company and of HRP) and others, including Sullivan & Worcester (which is counsel to HRP, Advisors and the Company). The same cross-claim defendants were served in late February 1996, in an additional action in a federal court. The cross claims and separate claims allege, among other things, fraud (including violations of federal securities laws), conflicts of interest, breach of fiduciary duties, legal malpractice, civil conspiracy and violations of 18 U.S.C. ss.1962 (RICO) in connection with the leasehold surrenders, the transactions and indemnities underlying the foreclosure action and certain related transactions, and that the foreclosure defendants and third-party plaintiffs suffered substantial damages as a result. HRP Advisors and other parties to this dispute sought arbitration of all arbitrable claims arising from this dispute pursuant to the contract under which the dispute originated. Arbitration has been ordered in both the state and federal court actions, and an arbitration proceeding is now underway. Advisors recently advised the Company that a new action in the Massachusetts state courts has been filed by an assignee and creditor of one or more defendants in the original foreclosure action against HRP, Advisors, Messrs. Portnoy and Martin and others, including Sullivan & Worcester alleging among other things that HRP received fraudulent transfers as a result of the leasehold surrenders and related transactions referred to above. The amounts claimed against HRP, Advisors and others in the various actions referred to above are material. Although the outcome of this litigation is currently indeterminable, the Company has been advised that each of the cross-claim defendants believes the claims against it in each of these actions are without merit and intends to defend and deny the allegations in these cross claims and separate claims, and that HRP intends to pursue the original foreclosure. The Company is not a party to any of these actions.

Item 6. Exhibit

               27.    Financial Data Schedule


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HOSPITALITY PROPERTIES TRUST


                                       /s/ Thomas M. O'Brien
                                       -------------------------------------
                                       Thomas M. O'Brien
                                       Treasurer and Chief Financial Officer
                                           (authorized officer and principal
                                            financial officer)
                                       Dated:  November 14, 1996