Form 10-K
period 1996-12-31
HOSPITALITY PROPERTIES TRUST
filed 1997-03-31
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1996

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST


        Maryland                                        04-3262075
(State of incorporation)                    (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02158
                                  617-964-8389

           Securities registered pursuant to Section 12(b) of the Act:


             Class                    Name of each exchange on which registered
Common Shares of Beneficial Interest              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $734,515,113 based on the $32.50 closing price per share for such stock on the New York Stock Exchange on March 26, 1997. For purposes of this calculation, 264,595 Common Shares of Beneficial Interest, $0.01 par value ("Shares") held by HRPT Advisors, Inc. ("Advisors"), 4,000,000 Shares held by Health and Retirement Properties Trust ("HRP"), and an aggregate of 6,335 shares held by the trustees and officers of the registrant, have been included in the number of shares held by affiliates.

         Number of the  registrant's  Shares,  outstanding as of March 26, 1997:
26,871,395

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the definitive Proxy Statement of Hospitality Properties Trust (the "Company") dated March 28, 1997 for its annual meeting of shareholders currently scheduled to be held on May 20, 1997.

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

                          HOSPITALITY PROPERTIES TRUST


                           1996 FORM 10K ANNUAL REPORT

                                Table of Contents

                                     Part I

                                                                                             Page


Item 1.   Business.....................................................................        1
Item 2.   Properties...................................................................       20
Item 3.   Legal Proceedings............................................................       21
Item 4.   Submission of Matters to a Vote of Security Holders..........................       21


                                     Part II

Item 5.   Market for the Registrant's Common Shares and Related Stockholders Matters          21
Item 6.   Selected Financial Data......................................................       22
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................       24
Item 8.   Financial Statements and Supplementary Data..................................       26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................       26


                                    Part III


                 To be incorporated  by reference from the Company's  definitive
                 Proxy   Statement  for  the  annual  meeting  of   shareholders
                 currently  scheduled  to be  held  on May 20,  1996,  which  is expected  to be filed not later  than 120 days after the end of the Company's fiscal year.

                                     Part IV


Item 14.   Exhibits, Financial Statement Schedules and Report on Form 8K................      27


Item 1.  Business

         The Company. The Company is a real estate investment trust ("REIT") formed to acquire, own and lease hotels to unaffiliated tenants. At December 31, 1996 the Company owned 82 hotels with 11,728 rooms or suites located in 26 states, purchased for approximately $813 million.

         The Company was formed in February 1995 as a subsidiary of Health and Retirement Properties Trust ("HRP"), a healthcare REIT. In March 1995, the Company acquired 21 Courtyard by Marriott(R) Hotels for approximately $179.4 million. In August 1995, the Company completed an initial public offering of 8,325,000 Shares at an initial public offering price of $25.00 per Share, raising gross proceeds of $208.1 million which were principally used to repay indebtedness due to HRP and to acquire an additional 16 Courtyard by Marriott(R) Hotels for approximately $149.6 million. In early 1996, the Company completed a follow-on offering of an additional 14,250,000 common shares of beneficial interest (the "Follow-on Offering") raising net proceeds of approximately $360 million. Such proceeds and proceeds from borrowings were used to acquire, through subsidiaries, 11 Wyndham Garden(R) Hotels for approximately $135.3 million, 18 Residence Inn by Marriott(R) Hotels for approximately $172.2 million and an additional 16 Courtyard by Marriott(R) Hotels for approximately $176.4 million.

         The Company's principal growth strategy is to expand its investments in hotels and to set minimum rents which produce income in excess of the Company's cost of raising capital. The Company seeks to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants. The Company believes that its operating philosophy affords it opportunities to find high quality hotel investment opportunities on attractive terms. In addition, the Company's internal growth strategy is to participate through percentage rents in increases in Total Hotel Sales (including gross revenues from room rentals, food and beverage sales and other services) at the Company's hotels.

         The Company is organized as a Maryland real estate investment trust. The Company's principal place of business is 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 964-8389.

         As of December 31, 1996 the Company's portfolio consisted of 82 hotels, located in 26 states. Information with respect to hotel revenues by state is contained in Item 2.


                           Number of                Number of
State                       Hotels                    Rooms
-----                      ---------                ---------

Arizona                        8                       1,164
California                    10                       1,470
Delaware                       1                         152
Florida                        3                         449
Georgia                        7                         978
Illinois                       3                         514
Indiana                        1                         149
Iowa                           1                         108
Maryland                       3                         406
Massachusetts                  8                       1,072
Michigan                       2                         281
Minnesota                      2                         358
Missouri                       2                         298
New Jersey                     3                         416
New Mexico                     1                         112
New York                       3                         403
North Carolina                 4                         534
Ohio                           1                         106
Pennsylvania                   4                         567
Rhode Island                   1                         148
South Carolina                 1                         108
Tennessee                      3                         399
Texas                          3                         405
Virginia                       3                         462
Washington                     3                         522
Wisconsin                      1                         147
                            ----                      ------
                              82                      11,728
                            ====                      ======

         The Hotels, Leases and Management Agreements. The Company's Courtyard by Marriott(R) and Residence Inn by Marriott(R) hotels are leased to special purpose subsidiaries ("Host I" and "Host II," respectively) of Host Marriott Corporation ("Host") and are managed by subsidiaries ("Marriott I" and "Marriott II," respectively) of Marriott International, Inc. ("Marriott"). The Company's Wyndham Garden(R) hotels are leased to a subsidiary ("Wyndham I") of Wyndham Hotel Corporation ("Wyndham") and are managed by a subsidiary ("Wyndham II") of Wyndham. Each of Host I, Host II and Wyndham I are herein referred to as "Lessees" and each of Marriott I, Marriott II and Wyndham II are herein referred to as "Managers." The annual rent payable to the Company for its 82 hotels ("Hotels") totals $81.3 million in base rent plus percentage rent ranging from 5% to 8% of increases in Total Hotel Sales (as defined below) over a base year level. In addition, 5% of Total Hotel Sales is required to be escrowed periodically by the Lessee or the Manager as a reserve for renovations and refurbishment of the hotels. "Total Hotel Sales" means all revenues and receipts of every kind derived from guests or customers related to the operation of the hotels and has the same meaning as "Gross Revenues" under the Company's leases. The hotels have an average age of approximately six years and, for their fiscal year 1996, had average occupancy of 80.5% and an average daily rate per room ("ADR") of $81.31.

         Under the leases and management agreements, the hotels are currently operated as Courtyard by Marriott(R), Residence Inn by Marriott(R) and Wyndham Garden(R) hotels.

         Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king sized beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built around a courtyard containing a patio, pool and socializing area that may be glass enclosed depending upon location. Most of these hotels have lounges or lobbies, meeting rooms, an exercise room, a small laundry room available to guests and a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 31, 1996, 286 Courtyard by Marriott(R) hotels were open and operating nationally. The Company believes that the Courtyard by Marriott(R) brand is a leading brand in the limited service segment of the United States hotel industry.

         Residence Inn by Marriott(R) hotels are designed to attract business, governmental and family travelers who stay more than five consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 to 130 studios, one-bedroom, and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as a cluster of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and most provide a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also contain swimming pools, exercise rooms, business centers and guest laundries. According to Marriott, as of December 31, 1996, 221 Residence Inn by Marriott(R) hotels were open and operating nationally. The Company believes that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry.

         Wyndham Garden(R) hotels are mid-size, full service hotels located primarily near suburban business centers and airports which are designed to attract business travelers and small business groups in suburban markets. Each hotel contains 140 to 250 rooms and approximately 1,500 to 5,000 square feet of meeting space. The amenities and services provided at these hotels are designed to meet the needs of the upscale business traveler. Amenities and services in each room include desks large enough to accommodate personal computers, longer phone cords, high wattage light bulbs for reading, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people and include a flexible meeting room design, exterior views, additional phone lines and audiovisual equipment. Wyndham Garden(R) hotels also feature a lobby lounge, most of which have a fireplace, a library typically overlooking a landscaped garden and a swimming pool. In addition, many Wyndham Garden(R) hotels contain a whirlpool and an exercise facility. Unlike many other mid-priced hotels, each Wyndham Garden(R) hotel contains a cafe restaurant that serves a full breakfast, lunch and dinner menu. The Company believes that the Wyndham Garden(R) brand is one of the leading brands in the full service suburban segment of the United States hotel industry.

         The  principal   features  of  the  Company's   leases  and  management
agreements for the hotels are as follows:

o Each of the hotels is the subject of a separate lease. However, in the event any of these leases is defaulted, the Company may declare all of the leases with such Lessee to be in default.

o        The initial lease terms expire between 2010 and 2012.

o At the end of the initial lease terms, each Lessee has 3 or 4 consecutive 10 to 15 year renewal options totaling 36 to 48 years. Renewal options may be exercised only on an all or none basis for all hotels leased to a particular Lessee.

o The leases require minimum rent payments aggregating $81.3 million per year.

o In addition to minimum rents, the leases of the hotels require percentage rents equal to 5% to 8% of Total Hotel Sales in excess of Total Hotel Sales in a base year. Percentage rents are calculated on a combined basis for all hotels leased to a particular Lessee.

o The leases and management agreements for the hotels require that 5% of Total Hotel Sales be escrowed periodically to fund refurbishments and renovations to these hotels ("FF&E Reserves"). Funds in the FF&E Reserves are pooled for all hotels leased to a particular Lessee and generally may be withdrawn only for capital improvements.

o Under certain circumstances, the Company may be required to fund major repairs to the hotels, in which event annual base rents will be increased by a minimum of 10% of the amount funded.

o A security deposit equal to a full year's base rent is retained by the Company as security for each Lessee's obligations under the leases of the hotels. Provided that the Lessee does not default under any of such leases, the Company must repay the security deposit to the Lessee at the expiration of the leases, including renewal terms, if any. No interest will be paid by the Company on the security deposit and it will not be escrowed.

o The leases of the hotels are net leases requiring the Lessee to pay all operating expenses, including taxes and insurance and any applicable ground rent. Under the management agreements for the hotels, substantially all of the Lessees' operating responsibilities have been delegated to the Managers.

o The management agreements for the Company's Courtyard by Marriott(R) and Residence Inn by Marriott(R) hotels may be canceled by the Lessee (with the consent of the Company) on a hotel by hotel basis if
         specified   performance   levels  are  not  achieved  by  the  Manager.
         Similarly, in the event that the leases for individual hotels were terminated, the Company or the successor lessee would be able to cancel the corresponding management agreements on a hotel by hotel basis if specified performance levels are not achieved.

o The management agreements for the Company's Courtyard by Marriott(R) and Residence Inn by Marriott(R) hotels are not cross defaulted with each other nor with the leases for these hotels. Accordingly, if one or more of such management agreements were defaulted and terminated, the Lessee and the Company will be able to continue the affiliation with Marriott and use the Courtyard by Marriott(R) or Residence Inn by

         Marriott(R) hotels brand name and chain services under the remaining agreements. Also, if the leases for these hotels were defaulted and terminated, the Company and any successor lessee will be able to continue the affiliation with Marriott and use the Courtyard by Marriott(R) or the Residence Inn by Marriott(R) hotels brand name and chain services under existing management agreements.

o The management agreements for the Company's Courtyard by Marriott(R) and Residence Inn by Marriott(R) hotels expire between 2012 and 2020. Such management agreements provide for up to two or three consecutive 12 to 15 year renewal terms.

o Borrowings in respect of each of the Company's Courtyard by Marriott(R) and Residence Inn by Marriott(R) hotels are limited in accordance with a formula set forth in such management agreements to no more than 70% of the allocable purchase price of each such hotel in the case of a borrowing secured by a single hotel, or 60% of the aggregate allocable purchase prices of such hotels in the case of a borrowing secured by two or more of such hotels on a combined basis.

o Management fees payable to the Managers for operation of the hotels are subordinated to minimum rents due to the Company. All related company charges payable by any Lessee to the Lessee's parent or other affiliates of Host are likewise subordinated to rents due to the Company.

         Developments since December 31, 1996. On January 3, 1997, the Company, through a new subsidiary, acquired a 388-room full service hotel in Salt Lake City, Utah (the "Salt Lake Hotel"), for $44 million. Additionally, the Company has committed to fund up to $3.75 million for planned improvement costs to complete certain upgrades to the hotel facilities. Upon purchase, the hotel was flagged as a full service Wyndham(R) hotel and the Company entered into a long-term lease for the operation of the Salt Lake Hotel with an affiliate (Wyndham III) of Wyndham Hotel Corporation (Wyndham). In connection with the transaction, Wyndham funded a $4.7 million cash security deposit under the lease, and another affiliate of Wyndham contributed approximately $5.3 million (the "Guarantee Deposit") to the purchase price.

         Upon the Salt Lake Hotel achieving certain operating thresholds or lease expiration other than by event of default, the Company must refund the $5.3 million Guarantee Deposit. Fundings for the planned improvements discussed above and refunding of the Guarantee Deposit will increase base rent on the property by approximately 11.1% of amounts so funded.

         The initial term of the lease expires in 2012 and Wyndham III has four consecutive renewal options of 12 years each. The lease requires minimum rent of approximately $3.78 million annually initially. Other terms of the lease for the Salt Lake Hotel are substantially similar to those for the Company's 11 Wyndham Garden(R) hotels. At the option of the Company, Wyndham I and Wyndham III may be required to merge and the leases and management agreement with respect to the Salt Lake Hotel and the Company's 11 Wyndham Garden(R) hotels, will be combined as a single group of cross-defaulted leases.

         Investment Policy and Method of Operation. The Company's strategy for increasing Cash Available for Distribution (as defined below) per Share is to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants. Most other public hotel REITs seek to control the operations of hotels in which they invest by leasing those properties to affiliated tenants. In many cases affiliated management entities also manage such hotels. To achieve its objectives, the Company seeks to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase Cash Available for Distribution per Share because of positive spreads between the Company's cost of investment capital and rent yields; design leases which require minimum rents and provide an opportunity to participate in a percentage of increases in gross revenues at the Company's hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that the Company's Cash Available for Distribution is received from diverse properties and operators. "Cash Available for Distribution" as used herein means net income from operations, plus depreciation and amortization and certain non-cash items (all computed in accordance with generally accepted accounting principles) and less Company owned funds reserved for renovations and refurbishments and adjusted for non-recurring items, if any.

         The Company's day-to-day operations are conducted by HRPT Advisors, Inc. ("Advisors"), the Company's investment advisor. Advisors originates and presents investment opportunities to the Company's Board of Trustees.

         As a REIT, the Company may not operate hotels. The Company has entered into leases (the "Leases") with each Lessee and management agreements (the "Management Agreements") with each Manager for operation of the hotels. The Company's Leases require the Lessee to pay all operating expenses, including taxes and insurance and to pay to the Company minimum rents plus percentage rents based upon increases in gross revenues at the hotels.

         Acquisition Policy. The Company is committed to pursuing growth through the acquisition of additional hotels and intends to pursue acquisition opportunities. Generally, the Company prefers to purchase and lease multiple hotels in one transaction because the Company believes cross default covenants and all or none renewal rights for multiple hotels enhance the credit characteristics of its leases and the security of its investments. In implementing its acquisition strategy, the Company considers a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each proposed hotel; (iii) the availability of a qualified lessee; (iv) the physical condition of the proposed hotel and its potential for redevelopment or expansion; (v) the estimated replacement cost and proposed acquisition price of the proposed hotel; (vi) the price segment in which the proposed hotel is operated; and (vii) the strength of the particular national hotel management organization, if any, with which the proposed hotel is or may become affiliated; and (viii) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a prospective hotel, the Company examines the proximity of the proposed hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the proposed hotel's market and the existence of any barriers to entry within that market, including zoning restrictions and financing constraints. While the Company focuses on the acquisition of upscale limited service, extended stay and full service hotel properties, it also considers acquisitions in all segments of the hotel industry.

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

         Disposition Policies. The Company has no current intention to dispose of any hotels, although it reserves the right to do so. The Company currently anticipates that disposition decisions, if any, will be made by the Company based on (but not limited to) factors such as the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale prices; (iii) the strategic fit of the hotel with the rest of the Company's portfolio; (iv) the potential for, or the existence of, any environmental or regulatory problems; (v) the existence of alternative uses or needs for capital; and (vi) the maintenance of the Company's qualification as a REIT. For a description of certain tax consequences arising from disposition of hotels, see "Taxation of the Company."

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

         Advisors. Advisors is a Delaware corporation owned by Barry M. Portnoy and Gerard M. Martin. Advisors' principal place of business is 400 Centre Street, Newton, Massachusetts and its telephone number is (617) 332-3990. Advisors provides management services and investment advice to the Company. Advisors also acts as the investment advisor to HRP and has other business interests. The Directors of Advisors are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The officers of Advisors are David J. Hegarty, President and Secretary, John G. Murray, Executive Vice President and Chief Financial Officer, John A. Mannix, Vice President, Thomas M. O'Brien, Vice President, Ajay Saini, Vice President and Treasurer, and David M. Lepore, Vice President. Mr. Murray and Mr. O'Brien are also officers of the Company. Effective January 1, 1997, Adam D. Portnoy resigned as Vice President of Advisors and as an officer of the Company to pursue other interests.

         In the ordinary course of their business, Advisors is occasionally involved in litigation, including the following matters to which the Company is not a party. Early in 1995, HRP commenced a foreclosure action to enforce indemnities given in connection with the surrender of certain leaseholds to, and the purchase of certain properties by, HRP in 1992. In May 1995, the defendants in the foreclosure action and parties related to HRP's former tenants and sellers asserted cross claims against HRP and others, including Advisors, Messrs. Portnoy and Martin and others, including Sullivan & Worcester which acts as counsel to HRP, Advisors and the Company. The same cross-claim defendants were served in late February 1996 in an additional action in a federal court. The cross claims and separate claims allege, among other things, fraud (including violations of federal securities laws), conflicts of interest, breach of fiduciary duties, legal malpractice, civil conspiracy and violations of 18 U.S.C. ss.1962 (RICO) in connection with the leasehold surrenders, the transactions and indemnities underlying the foreclosure action and certain related transactions, and that the foreclosure defendants and third party plaintiffs suffered substantial damages as a result. HRP, Advisors and other parties to this dispute have sought arbitration of all arbitrable claims arising from this dispute pursuant to the contract under which the dispute originated, and an arbitration proceeding is now underway. The Company has been informed that additional related actions have been brought against HRP, Advisors and other defendants in the original cross claims. The amounts claimed against HRP and such other defendants are material. The Company has been informed that HRP, Advisors and the other cross claim defendants intend to defend themselves in the actions or otherwise to pursue such claims and rights which they may have. The outcome of those pending claims and proceedings cannot be predicted. The Company is not a party to any of these actions.

         Employees. The Company is an advised REIT and has no employees. Services which would otherwise be provided by employees are provided by Advisors pursuant to the Advisory Agreement (described below) and by the Managing Trustees and officers of the Company. Advisors, which administers the day-to-day operations of the Company, has 47 full-time employees and three active directors.

         Competition. The hotel industry is highly competitive. Each of the hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on occupancy rates and average daily rates of the hotels located in that area. Agreements with the operators of the hotels restrict the right of each operator and its affiliates for a limited period of time to own, build, operate, franchise or manage any other hotel of the same brand within various specified areas around the Company's hotels. Neither the operator nor its affiliates are restricted from operating other branded hotels in the market areas of any of the hotels, and after such limited period of time, the Managers and their affiliates may also compete with the hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with the Company's hotels.

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

         Seasonality. The effects of seasonality, if any, are discussed in Management's Discussion and Analysis.

         Regulatory Matters. Hotel properties are subject to various laws, ordinances and regulations, including regulations relating to restaurants and other food and beverage operations and recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that each of its hotels has the necessary permits and approvals required to enable the Lessee and or Manager to operate the hotels in the manner contemplated by the Leases and the Management Agreements. The Company requires its Lessees and Managers to maintain such required permits and approvals.

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

         The Company received a Phase I environmental assessment report for each of the hotels. The purpose of these reports is to identify, to the extent reasonably possible and based on reasonably available information, any existing and potential conditions resulting from hazardous or toxic substances, including petroleum products and ACMs, at the hotels. The scope of the Phase I environmental assessments generally included: (i) a review of available maps, aerial photographs and past and present uses of the site; (ii) an inspection of appropriate public records; and (iii) in certain cases, limited inquiries of governmental agencies having jurisdiction over certain environmental matters. Each Phase I environmental assessment also includes an on site visual inspection of the Hotel to assess visual evidence of past or present on site waste disposal, visible surface contamination, potential sources of soil and groundwater contamination, above surface and subsurface storage tanks, visible drums, barrels and other storage containers, current waste streams and management practices, ACMs and polychlorinated biphenyl transformers. In addition, as part of the Phase I environmental assessment, abutting properties and nearby sources of potential contamination are identified through publicly available information and evaluated for potential impact on the hotels, to the extent reasonably possible. In some instances, the Company also caused additional investigations to be conducted with respect to certain of the hotels.

         Some of the hotels are located on or near properties with former or existing underground or above ground storage tanks used to store petroleum or other hazardous products, or on which activities involving hazardous substances have been or currently are being conducted. The Company is aware of petroleum contaminated soil and/or groundwater at several hotels from former or existing on-site or nearby service stations, leaking underground storage tanks or storage drums. In addition, the Company believes that some of the hotels may have been constructed on sites at which fill materials containing hazardous substances were used and that one of the hotels was constructed over abandoned oil and gas wells. The Company is also aware of several hotels that are located in a "Superfund" area or an area of regional groundwater contamination. The Company does not believe that these instances of on-site or regional contamination and historical or current activities will have a material adverse effect on the Company's business or results of operations. However, the Company cannot predict whether modifications of existing laws or regulations, the adoption of new laws or regulations or changes in conditions at the hotels may have a material adverse effect on the Company's business or results of operations in the future.

         Except as described above, the Company is not aware of any environmental condition with respect to the hotels that could have a material adverse effect on the Company's business or results of operations. No assurances can be given, however, that the Phase I environmental assessments undertaken with respect to the hotels have revealed all potential environmental liabilities, that any prior owner or operator of the real property on which the hotels are located did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the hotels.

         Under Title III of the Americans with Disabilities Act ("ADA"), a hotel with more than five rooms for rent is considered both a "public accommodation" and a "commercial facility." Under the public accommodations provisions of the ADA, the Company, as owner of the hotels, is obligated to make reasonable accommodations to patrons who have physical, mental or other disabilities. This includes the obligation to remove architectural and communication barriers at the hotels when doing so is "readily achievable" and to ensure that alterations to the hotels performed after January 26, 1992 conform to the specific requirements of the ADA implementing regulations. The Leases require the Lessee to comply with the ADA with respect to the hotels. The Lessee will also generally be obligated to remedy any ADA compliance matters from the applicable FF&E Reserve, its own funds, financing by third parties or financing provided by the Company (which would increase base rent under the Leases).

         Taxation of the Company. Based upon certain representations described below, in the opinion of Sullivan & Worcester LLP, counsel to the Company ("Company Counsel"), the Company has been organized in conformity with the requirements for qualification as a REIT beginning with its taxable year ending December 31, 1995, and its currently proposed method of operation as represented by the Company will enable it to satisfy the requirements for such qualification. This opinion is conditioned upon the assumption that the Leases, the Company's Declaration of Trust and Bylaws and all other legal documents to which the Company is a party will be complied with by all parties thereto and upon certain representations made by the Company as to certain factual matters relating to the Company's organization and intended or expected manner of operation. In addition, this opinion is based on the law existing and in effect on the date thereof. The Company's qualification and taxation as a REIT will depend upon the Company's ability to meet on a continuing basis, through actual operating results, asset composition, distribution levels and diversity of stock ownership, the various qualification tests imposed under the Code discussed below. While the Company has represented that it will operate in a manner so as to satisfy on a continuing basis the various REIT qualification tests, Company Counsel will not review compliance with these tests on a continuing basis, and no assurance can be given that the Company will satisfy such tests on a continuing basis.

         In brief, if certain detailed conditions imposed by the REIT provisions of the Code are met, entities, such as the Company, that invest primarily in real estate and that otherwise would be treated for federal income tax purposes as corporations, are generally not taxed at the corporate level on their "REIT taxable income" that is currently distributed to shareholders of the Company ("Shareholders"). This treatment substantially eliminates the "double taxation" that generally results from the use of corporations.

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

         The Company elected REIT status for the taxable year ended December 31, 1995 and currently expects to continue to operate in a manner that permits it to retain REIT status in each taxable year thereafter. There can be no assurance, however, that this expectation will be fulfilled, since qualification as a REIT depends on the Company's continuing to satisfy numerous asset, income and distribution tests described below, which in turn will be dependent in part on the Company's operating results.

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

         Notwithstanding its qualification as a REIT, the Company may also be subject to taxation in certain other circumstances. If the Company should fail to satisfy either the 75% or the 95% gross income test (as discussed below), and nonetheless maintains its qualification as a REIT because certain other requirements are met, it will be subject to a 100% tax on the greater of the amount by which the Company fails either the 75% or the 95% gross income test, multiplied by a fraction intended to reflect the Company's profitability. The Company will also be subject to a tax of 100% on net income from any "prohibited transaction" as described below, and if the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax on such income from foreclosure property at the highest corporate rate. In addition, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior years, the Company would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. The Company may also be subject to tax in certain circumstances if it disposes within ten years of their acquisition of assets acquired in a tax-free reorganization (although no such transaction is currently contemplated). The Company may also be subject to the corporate alternative minimum tax. The Company will use the calendar year both for federal income tax purposes, and for financial reporting purposes.

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

         In order to ensure compliance with the foregoing share ownership tests, the Company has placed certain restrictions on the transfer of its Shares to prevent additional concentration of Share ownership. Moreover, to evidence compliance with these requirements, under Treasury Regulations the Company must maintain records which disclose the actual ownership of its outstanding Shares. In fulfilling its obligations to maintain records, the Company must and will demand written statements each year from the record holders of designated percentages of its capital stock disclosing the actual owners of such Shares (as prescribed by the Treasury Regulations). A list of those persons failing or refusing to comply with such demand must be maintained as a part of the Company's records. A Shareholder failing or refusing to comply with the Company's written demand must submit with his tax return a similar statement disclosing the actual ownership of Shares of the Company and certain other information. In addition, the Company's Declaration of Trust provides restrictions regarding the transfer of its Shares that are intended to assist the Company in continuing to satisfy the Share ownership requirements.

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

         Rents received by the Company will qualify as "rents from real property" in satisfying the gross income requirements only if several conditions are met. Rents received from a tenant will not qualify as rents from real property if the Company, or an owner of 10% or more of the Company, directly or constructively owns 10% or more of such tenant. Thus, in order for gross income from a Hotel to qualify as rents from real property, the Company must not own, directly or constructively (applying constructive ownership rules under the Code), 10% or more of any lessee (the "10% ownership test"). Such constructive ownership rules generally provide that, if 10% or more in value of the Shares of the Company is owned, directly or indirectly, by or for any person, the Company is considered as owning the stock owned, directly or indirectly, by or for such Person. With respect to the 10% ownership test, the Company does not own and does not intend to acquire, directly or constructively, stock of any lessee. There can be no assurance, however, that the Company will be able to monitor and enforce such restrictions, nor will Shareholders necessarily be aware of shareholdings attributed to them under the attribution rules. The Company has represented (which representation Sullivan & Worcester LLP has relied upon in rendering its opinion herein on REIT qualification) that it will satisfy the 10% ownership test.

         If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent for the taxable year under or in connection with the lease, then the portion of rent attributable to such personal property will not qualify as rents from real property. Accordingly, the rents attributable to the Company's personal property leased under or in connection with a lease of the real property comprising a hotel must not be greater than 15% of the rents received under the applicable lease. The rent attributable to the Company's personal property for a hotel is the amount that bears the same ratio to total rent for the taxable year as (i) the average of the adjusted bases of the Company's personal property of such hotel at the beginning and at the end of the taxable year bears to (ii) the average of the aggregate adjusted bases of both the Company's real and personal property of such hotel at the beginning and at the end of such taxable year (the "Adjusted Basis Ratio"). The Company has represented (which representation Company Counsel has relied upon in rendering its opinion herein on REIT qualification) that the allocation of purchase price with respect to each Hotel is accurate and that not more than 15% of the rent for each taxable year with respect to each of the hotels or any other hotel property acquired by the Company in the future will be attributable to the Company's personal property under the foregoing rules. In addition, the Company intends not to acquire additional personal property for any hotels if such acquisition would cause the Adjusted Basis Ratio for such hotels to exceed 15%. While the Company believes that the allocation for tax purposes of the purchase price for the hotels to the personal property is accurate, there can be no assurance that the Service will not assert that a different allocation is appropriate and that more than 15% of the rents received under a Lease is attributable to personal property under the foregoing rules, or that a court would not uphold such assertion. If such a challenge were successfully asserted, the Company could fail the 15% Adjusted Basis Ratio as to one or more of its leases, which in turn could cause it to fail to satisfy the 75% or 95% gross income test and to fail to qualify as a REIT.

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

         For purposes of determining whether the Company complies with the 75% and the 95% gross income tests, gross income does not include income from prohibited transactions. A "prohibited transaction" is a sale of dealer property (excluding foreclosure property); however, it does not include a sale of property if such property is held by the Company for at least four years and certain other requirements (relating to the number of properties sold in a year, their tax bases, and the cost of improvements made thereto) are satisfied. See "-- Taxation of the Company -- General" above. Gain realized by the Company on the sale of any dealer property generally will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is dealer property is a question of fact that depends on all the facts and circumstances with respect to the particular transaction. The Company intends to hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring, owning and developing the hotels and other hotel properties acquired by the Company in the future, and to make such occasional sales of such hotels as are consistent with the Company's investment objectives. Based upon the Company's investment objectives, the Company believes that overall, the hotels should not be considered dealer property and that the amount of income from prohibited transactions, if any, will not be material.

         The Company believes that, for purposes of both the 75% and the 95% gross income tests, its investment in the hotels will generally give rise to qualifying income in the form of rents, and that gains on sales of the hotels generally will also constitute qualifying income. The Company also believes that, for purposes of the 95% gross income test, if the portion of rent attributable in any case to furniture, furnishings, equipment and operating equipment were to be recharacterized as payments from a deemed financing of such items, any gross income attributable to such payments would be qualifying gross income in the form of interest and such interest income would not cause the Company to be unable to satisfy the 75% gross income test.

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

         The 30% Test. The Company must derive less than 30% of its gross income for each taxable year from the sale or other disposition of (i) real property held for less than four years (other than foreclosure property and involuntary conversions); (ii) stock or securities (including certain interest rate swap or cap agreements) held for less than one year; and (iii) property in a prohibited transaction. The Company does not anticipate that it will have difficulty in complying with this test. However, if extraordinary circumstances were to occur that gave rise to dispositions of hotels within four years after the respective dates of the Company's acquisition thereof, the Company may be unable to satisfy the 30% test.

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

         As a result of the rules with respect to foreclosure property, if a Lessee defaults on its obligations under a Lease for a Hotel and the respective Manager is not available to manage such Hotel after the Company terminates the Lessee's leasehold interest therein, and the Company is unable to find a replacement lessee for such Hotel within 90 days of such foreclosure and unable to find an independent contractor to manage it, gross income from hotel operations conducted by the Company from such property would cease to qualify for the 75% and the 95% gross income tests. (Advisors should qualify as an independent contractor which could operate foreclosure property for up to two years.) In such event, the Company might be unable to satisfy the 75% or the 95% gross income test, resulting in its failure to qualify as a REIT.

         Annual Distribution Requirements. In order to qualify as a REIT the Company is required to distribute dividends (other than capital gain dividends) to its Shareholders with respect to each year in an amount at least equal to (A) the sum of (i) 95% of the Company's REIT taxable income (computed without regard to the dividends paid deduction and the Company's net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, minus (B) the sum of certain items of non-cash income (from certain imputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment after such declaration. To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its REIT taxable income, as adjusted, it will be subject to tax on the undistributed amount at regular capital gains or ordinary corporate tax rates, as the case may be. The Company will also be required to distribute currently as a dividend an amount equal to the earnings and profits of any corporation it may acquire in a tax-free reorganization (although no such transaction is currently contemplated).

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

         Information Reporting and Backup Withholding Tax. The Company will report to its domestic Shareholders and to the Service the amount of dividends paid for each calendar year, and the amount of tax withheld, if any, with respect thereto. Under the back-up withholding rules, a Shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless such Shareholder (i) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A Shareholder that does not provide the Company with its correct taxpayer identification number may also be subject to penalties imposed by the Service. Any amount paid as backup withholding is available as a credit against the Shareholder's income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions made to any Shareholders who fail to certify their non-foreign status to the company. See "Certain United States Tax Considerations for Non-U.S. Shareholders."

         Backup withholding is not an additional tax. Rather, the tax liability of persons subject to backup withholding will be reduced by the amount of tax withheld. If withholding results in an overpayment of taxes, a refund may be obtained provided that the required information is furnished to the Service.

Other Tax Considerations.

         Possible Legislative or Other Actions Affecting Tax Consequences. Shareholders should recognize that the present federal income tax treatment of investment in the Company may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Service and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. No assurance can be given as to the form or content (including with respect to effective dates) of any tax legislation which may be enacted. Revisions in federal tax laws and interpretations thereof could affect the tax consequences of an investment in the Company.

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

         Certain United States Tax Considerations Non-U.S. Shareholders. The following is a discussion of certain anticipated U.S. federal income and U.S. federal estate tax consequences of the ownership and disposition of Shares applicable to non-U.S. Shareholders of such Shares. The discussion is based on current law and is for general information only. The discussion does not address either aspects of U.S. federal taxation other than income and estate taxation or all aspects of U.S. federal income and estate taxation. The discussion does not consider any specific facts or circumstances that may apply to a particular non-U.S. Shareholder.

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

         The United States Treasury issued proposed regulations on April 22, 1996 (the "Proposed Regulations") which, if adopted, would affect the United States taxation of dividends paid to a non-U.S. Shareholder. Under the Proposed Regulations, to obtain a reduced rate of withholding under treaty, a non-U.S. Shareholder generally would be required to provide an Internal Revenue Service Form W-8 certifying such non-U.S. Shareholder's entitlement to benefits under the treaty. The Proposed Regulations also provide rules to determine whether, for purposes of determining the applicability of a tax treaty, dividends paid to a non-U.S. Shareholder that is an entity should be treated as paid to the entity or to those holding an interest in the entity. The Proposed Regulations are generally proposed to be effective with respect to dividends paid after December 31, 1997, subject to certain transition rules. The foregoing discussion is not intended to be a complete discussion of the provisions of the Proposed Regulations, and Shareholders are urged to consult their tax advisors with respect to the effect the Proposed Regulations would have if adopted.

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

         As discussed above, the United States Treasury issued the Proposed Regulations which also would, if adopted, alter the information reporting and backup withholding rules applicable to non-U.S. Shareholders. Among other things, the Proposed Regulations would provide certain presumptions under which a non-U.S. Shareholder would be subject to backup withholding and information reporting until the Company receives certification from such shareholder of non-U.S. status. As noted, the Proposed Regulations are generally proposed to be effective with respect to dividends paid after December 31, 1997, subject to certain transition rules. The foregoing discussion is not intended to be a complete discussion of the provisions of the Proposed Regulations, and Shareholders are urged to consult their tax advisors with respect to the effect that the Proposed Regulations would have if adopted.

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

         The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or sold pursuant to an effective registration statement under the Securities Act (provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred). The Company's Shares are registered under the Exchange Act.

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

Item 2.  Properties

         General. As of December 31, 1996, the Company's hotels consist of 53 Courtyard by Marriott(R) hotels, 18 Residence Inn by Marriott(R) hotels, and 11 Wyndham Garden(R) hotels, with 11,728 rooms in 26 states. These hotels have an average age of approximately six years and the Company believes that the physical plant of each hotel in which it has invested is suitable and adequate for its present and any currently proposed uses. The hotels are all leased to the Lessees and operated by the Managers. See "Business -- The Hotels, Leases and Management Agreements."

The following table summarizes certain information about the properties as of December 31, 1996. All dollar figures are in thousands.


                                                          Total
                   Number of      Number of      Investment at      Annual Base
State                Hotels         Rooms      December 31, 1996       Rent
-----                ------         -----      -----------------       ----

Arizona                   8        1,164            $ 67,628       $  6,604
California               10        1,470             110,081         10,580
Delaware                  1          152              12,830          1,210
Florida                   3          449              38,882          3,780
Georgia                   7          978              67,977          6,584
Illinois                  3          514              39,879          3,811
Indiana                   1          149               8,973            880
Iowa                      1          108               8,034            780
Maryland                  3          406              34,967          3,340
Massachusetts             8        1,072              71,919          6,970
Michigan                  2          281              12,209          1,180
Minnesota                 2          358              18,276          1,813
Missouri                  2          298              16,934          1,620
New Jersey                3          416              33,096          3,170
New Mexico                1          112              12,543          1,190
New York                  3          403              29,761          2,850
North Carolina            4          534              33,113          3,190
Ohio                      1          106               6,741            650
Pennsylvania              4          567              46,353          4,450
Rhode Island              1          148              10,507          1,020
South Carolina            1          108               6,053            580
Tennessee                 3          399              32,785          3,189
Texas                     3          405              29,430          2,830
Virginia                  3          462              40,331          3,870
Washington                3          522              44,442          4,369
Wisconsin                 1          147               8,943            850
                    -------     --------            --------       --------
                         82       11,728            $842,687       $ 81,360
                    =======     ========            ========       ========

         Certain of the hotels are currently and from time to time may be made subject to mortgages securing the Company's lines of credit, secured borrowings of the Company's subsidiaries or other secured borrowings. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         The right to occupy the land underlying 10 of the hotels was acquired by an assignment of leasehold interest under long-term ground leases. In each case, the remaining term of the ground lease (including renewal options) is in excess of 42 years, and the ground lessors are unrelated to the sellers and the Company.

         Rent payable under the 10 ground leases is the responsibility of the Company's Lessees and is generally calculated as a percentage of Hotel revenues. Eight of the 10 ground leases require minimum annual rent ranging from approximately $90,000 to $502,900 per year. If a ground lease terminates, the Lease with respect to the Hotel on such ground-leased land will also terminate. If a Lessee does not perform such obligations under the ground lease or elects not to renew any ground lease, the Company must perform such obligations under the ground lease or renew such ground lease in order to protect its investments in the affected Hotel. Any pledge of the Company's interests in a ground lease may also require the consent of the applicable ground lessor and its lenders.

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


    1995                             High                       Low

August 22 to September 30           27                         24 1/2
Fourth Quarter                      26 3/4                     24 3/8


    1996                             High                       Low

First Quarter                       27 7/8                     25 1/2
Second Quarter                      27                         24 5/8
Third Quarter                       26 7/8                     25
Fourth Quarter                      29 1/2                     25


         The closing price of the Shares on the New York Stock Exchange on March 26, 1997 was $32.50 per Share.

         As of March 4, 1997, there were 850 Shareholders of record and the Company estimates that as of such date there were approximately 38,000 beneficial owners of the Shares.

         Information about the Company's dividends paid is summarized in the table below. Dividends are generally paid in the quarter following the quarter to which they relate.


                                Dividend                    Annualized
                               Per Share                  Dividend Rate
    1995
Third Quarter                    $0.24                        $2.20
Fourth Quarter                    0.55                         2.20

    1996
First Quarter                    $0.58                        $2.32
Second Quarter                    0.58                         2.32
Third Quarter                     0.59                         2.36
Fourth Quarter                    0.59                         2.36

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

Item 6.  Selected Financial Data

     The following table sets forth selected financial and operating data on an historical and a pro forma basis for the Company for the years ended December 31, 1995 and 1996. The pro forma data for 1995 are unaudited and presented as if the Company's formation transactions, primarily the acquisition and leasing of the 37 hotels acquired in 1995 and the Company's initial public offering of Shares, and certain other transactions had been consummated as of the date or for the period presented. The pro forma data are not necessarily indicative of what the actual financial position or results of operations would have been, nor do they purport to represent the financial position or results of operations for future periods. The following selected and pro forma financial and operating data should be read in conjunction with the financial statements and the notes thereto included beginning at page F-1 of this

Report on Form 10-K.

                                                      Historical                Pro Forma               Historical
                                                 ---------------------      -----------------      ------------------
                                                   February 7, 1995
                                                    (Inception) to             Year Ended               Year Ended
                                                 December 31, 1995 (1)      December 31, 1995       December 31, 1996
                                                                 (In thousands, except per Share data)
Operating Data:
    Revenues:                                              $ 19,531              $ 33,308              $ 69,514
     Rental income                                            4,037                 6,424                12,169
     FF&E reserve income                                         74                   144                   946
                                                           --------              --------              --------
       Total revenues                                        23,642                39,876                82,629
    Expenses:
     Interest                                                 5,063                  --                   5,646
     Depreciation and amortization                            5,820                 9,229                20,398
     General and administrative                               1,410                 2,616                 4,921
                                                           --------              --------              --------
       Total expense:                                        12,293                11,845                30,965
                                                           --------              --------              --------
    Net income                                             $ 11,349              $ 28,031              $ 51,664
                                                           ========              ========              ========
    Net income per share                                   $   2.51              $   2.22              $   2.23
    Weighted average shares outstanding .                     4,515                12,601                23,170

    Balance Sheet Data (as of December 31):
    Real estate properties, net                            $326,752              $326,752              $816,469
    Total Assets                                            338,947               338,947               871,603
    Total debt                                                 --                    --                 125,000
    Shareholders' equity                                    297,951               297,951               645,208

Other Data:
    Cash available for distribution (2)                    $ 13,156              $ 30,836              $ 60,794
    Cash provided by operating activities (3)                14,140                31,820                61,743
    Cash used in investing activities(3) .                  303,652               303,652               448,678
    Cash provided by financing activities(3)                291,647               268,481               422,873

    Cash available for Distribution per share(2)$2.91                    $2.45                    $2.62

(1)      From inception on February 7, 1995 until  completion of its initial  public  offering on August 22, 1995, the Company was a
         100% owned subsidiary of HRP. The Company was initially capitalized with $1.0 million of equity and $163.3 million of debt.
         The debt was provided by HRP at rates which were lower than the market  rates which the Company  would have paid on a stand alone  basis.  Accordingly,  the  Company  does not  believe  that its results of  operations  while it was a wholly  owned subsidiary are comparable to subsequent periods.

(2)      Some REITs use funds from operations  ("FFO"),  representing net income,  calculated in accordance with generally  accepted accounting  principles,  adjusted for non-recurring items, before real estate depreciation and amortization as a measure of financial  performance.  Because of the impact of FF&E Reserves on the Company's  calculation of FFO which results from the fact that the FF&E Reserves from certain Leases are included in FFO (and by the Company),  the Company does not believe FFO represents a meaningful measure of its performance or offers a meaningful basis for comparison of its performance with that of other public hotel REITs.  Instead,  the Company  believes  that the best measure of its financial  performance  is Cash
         Available for  Distribution,  which it defines as net income from operations,  plus depreciation and amortization and other non-cash charges and less Company income reserved for renovations and refurbishment  (i.e., the FF&E Reserves) and adjusted for other than non-cash items and  non-recurring  items,  if any.  Moreover,  the Company  believes that Cash Available for
         Distribution  provides a meaningful basis for comparison of the Company's  performance with the performance of other public hotel REITs provided that appropriate amounts are reserved for renovations and refurbishment in all cases.






(3)      Amounts are computed on a pro forma basis in accordance with generally  accepted  accounting  principles,  except that cash provided by (used in) operating activities excludes the effect on cash resulting from changes in current assets and current liabilities.  The Company  does not believe  that these  excluded  items are  material  to net cash  provided by  operating activities.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

       The Company was organized on February 7, 1995 and commenced operations on March 24, 1995 with the acquisition of its first 21 hotels. The Company completed its initial public offering of shares and acquired an additional 16 hotels on August 22, 1995. Since it has been recently formed and has limited historical financial data, the Company believes it is meaningful to an understanding of its present and ongoing operations to discuss the Company's pro forma results of operations as well as its historical results of operations.

       The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. Pro forma results and percentage relationships set forth in the financial highlights section and in such financial statements may not be indicative of the future operations of the Company.

Historical and Pro Forma Results of Operations

Year Ended December 31, 1996 versus Pro Forma Year Ended December 31, 1995

       The Company's assets increased to $871.6 million as of December 31, 1996 from $338.9 million at December 31, 1995. The increase primarily resulted from three hotel portfolio acquisitions completed during 1996. In March and April of 1996, the Company acquired 16 Courtyard by Marriott(R) hotels for $176.4 million and 18 Residence Inn(R) by Marriott hotels for $172.2 million. In May 1996, the Company acquired 11 Wyndham Garden(R) hotels for $135.3 million. These acquisitions were funded through the use of cash on hand, borrowings on the Company's line of credit, and the net proceeds form the offering of 14,250,000 shares in April 1996.

       Total revenues in 1996 were $82.6 million versus pro forma 1995 revenue of $39.9 million. Total revenues were comprised principally of base and percentage rent of $69.5 million and FF&E reserve income of $12.2 million in 1996 versus $33.3 million and $6.4 million, respectively, in the pro forma period. The Company's results of operations in 1996 are reflective of the growth in the number of owned hotels to 82, from 37 at year end 1995. The leases for the Company's 82 hotels at December 31, 1996 call for base rent of $81.3 million annually, versus $32.9 million for the 37 hotels owned at December 31, 1995. During 1996, the Company earned revenue of approximately $1.2 million
($0.05/share) in percentage rents from its portfolio of 53 Courtyard hotels, reflective of continued increases in Total Hotel Sales at these properties.

       Total expenses in 1996 were $31.0 million, including interest expense and depreciation and amortization of $5.6 million and $20.4 million, respectively, versus pro forma 1995 expenses of $11.8 million, including depreciation and amortization of $9.2 million. A portion of the hotels purchased in 1996 were financed with proceeds from the Company's line of credit which was ultimately repaid with prepayable floating rate mortgages. Such debt financing in 1996 gave rise to the $5.6 million of interest expense referred to above, versus zero for pro forma 1995, when the Company did not use third-party debt. The substantial increase in the number of hotels owned by the Company has also proportionately increased the Company's general expense levels, including depreciation and amortization and general and administrative expenses.

       Net income in 1996 was $51.7 million ($2.23 per share) and cash available for distribution for the period was $60.8 million ($2.62 per share), based in both cases on average outstanding shares for the period of 23,170,000. This compares with pro forma 1995 net income of $28.0 million ($2.22 per share) and cash available for distribution of $30.8 million ($2.45 per share), based in both cases upon 13,600,900 outstanding shares. This 7% growth in CAD is primarily related to the effects of the Company's 1996 hotel acquisitions and related financing activity as well as growth in percentage rent to $1.2 million in 1996 from $0.4 million in the 1995 pro forma period. During April 1996, the Company completed an offering of 14,250,000 common shares of beneficial interest raising net proceeds of approximately $358 million to fund its acquisitions and more than doubling its equity capitalization and shares outstanding.

       Cash flow provided by (used for) operating, investing and financing activities was $61.7 million, ($448.7 million) and $422.9 million, respectively, for the year ended December 31, 1996.

February 7, 1995 (Inception) Through December 31, 1995

       Total revenues from Inception through December 31, 1995 were $23.6 million, which included base and percentage rent of $19.5 million and FF&E reserve income of $4.0 million. Total expenses for the period were $12.3 million, including interest expense and depreciation and amortization of $5.0 million and $5.8 million, respectively. Net income for the period was $11.3 million ($2.51 per share) and cash available for distribution for the period was $13.2 million ($2.91 per share), based in both cases on average outstanding shares for the period of 4,515,000.

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

       Cash flow provided by (used for) operating, investing and financing activities was $14.1 million, ($303.7 million) and $291.6 million, respectively, for the year ended December 31, 1996.

Pro Forma Year Ended December 31, 1995

       The pro forma results of operations assume that the Company's formation transactions, the initial public offering of shares and the acquisition and leasing of the 37 hotels and related transactions all occurred on January 1, 1995. On this pro forma basis, total revenues would have been $39.9 million (principally base and percentage rents of $33.3 million and FF&E reserve income of $6.4 million). Total expenses would have been $11.8 million (including depreciation and amortization of $9.2 million and general and administrative expenses of $2.6 million). Net income would have been $28.0 million or $2.22 per share, and cash available for distribution would have been $30.8 million or $2.45 per share, based in both cases upon 12,600,900 shares outstanding.

Liquidity and Capital Resources

       The Company's primary source of cash to fund its dividends and day to day operations is the base and percentage rent it receives. Base rent is paid monthly in advance and percentage rent is paid either monthly or quarterly in arrears. This flow of funds from rent has historically been sufficient for the Company to pay dividends and meet day to day operating expenses. The Company believes that its operating cash flow will be sufficient to meet its operating expenses and dividend payments.

       In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to pay dividends or operating expenses, the Company has entered into a line of credit arrangement was with DLJ Mortgage Capital, Inc. ("DLJMC"). The line of credit is for up to $200 million, all of which was available at December 31, 1996. Drawings under the line of credit are secured by first mortgage liens on certain of the Company's hotels. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The line of credit matures on December 31, 1998; however, upon request and subject to certain terms and conditions, the Company has the right (but not the obligation) to convert amounts outstanding at maturity, if any, into an amortizing mortgage loan due on December 31, 2008. Interest on borrowings under the line of credit are payable until maturity at a spread above LIBOR; and interest during the extended term, if any, will be set at market rates at the time the loan is extended.

         During 1996, subsidiaries of the Company issued $125 million of commercial mortgage-backed securities ("Notes") in an unregistered 144A offering. The Notes are non-recourse notes sold to the public and secured by the Company's subsidiaries' assets including 18 Residence Inn by Marriott(R) and 11

Wyndham Garden(R) hotels. The Notes carry interest that floats with one-month LIBOR plus a spread and are due December 1, 2001, but may be prepaid by the Company at any time without penalty. In connection with this issuance of Notes, the Company entered into interest rate cap agreements for $125 million (notional amount) with a major financial institution (the "Cap Counterparty") which limit the Company's maximum interest rate exposure to 7.6925% on this debt.

       The Company expects to use existing cash balances, borrowings under the Line of Credit and/or net proceeds of offerings of equity or debt securities to fund future hotel acquisitions. To the extent the Company borrows on the line of credit, the Company will explore various alternatives in both the timing and method of repayment of such amounts. Such alternatives may include incurring long term debt. On December 24, 1996, the Company's Shelf Registration for up to $500 million of securities, including debt securities, was declared effective by the Securities and Exchange Commission (SEC). An effective Shelf Registration enables HPT to issue specific securities on an expedited basis by filing a prospectus supplement with the SEC.

       On January 8, 1997, the Company acquired a 381-room full service hotel in Salt Lake City, Utah, for $44 million. The hotel is leased to Wyndham Hotel Corporation and has been rebranded as a Wyndham(R) hotel. The Company's net cash funding for this acquisition was approximately $34 million for which it used cash then on hand, which was generated primarily from the Notes offering.

       Although there can be no assurance that the Company will consummate any debt or equity security offerings, the Company believes it will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions.

Seasonality

       The Company's hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in the Company's rental income because the Company believes that the revenues generated its hotels will be sufficient for the lessees to pay rents on a regular basis notwithstanding seasonal fluctuations.

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

Item 8. Financial Statements and Supplementary Data

       The financial statements, related notes, schedule and reports of independent public accountants for the Company are included following Part IV, beginning on page F-1, and identified in the index appearing at Item 14(a). The financial statements for HMH HPT Courtyard, Inc. and HMH HPT Residence, Inc. as of January 3, 1997 and for the period the ended and the report of independent public accountants begin on page F-13.

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


                                     PART IV


Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K.

(a) Index to Financial Statements and Financial Statement Schedules
Hospitality Properties Trust Financial Statements:

    Report of Independent Public Accountants.........................................   F-1

    Consolidated Balance Sheet as of December 31, 1995 and December 31, 1996.........   F-2

    Consolidated Statement of Income for the period February 7, 1995
    (inception) to December 31, 1995 and year ended December 31, 1996................   F-3

    Consolidated Statement of Shareholders' Equity for the period February 7 , 1995
    (inception) to December 31, 1995 and year ended December 31, 1996................   F-4

    Consolidated Statement of Cash Flows for the Period February 7, 1995
    (inception) to December 31, 1995 and year ended December 31, 1996................   F-5

    Notes to Consolidated Financial Statements........................................  F-6

    Report of Independent Public Accountants.........................................   F-10

    Schedule III - Real Estate and Accumulated Depreciation..........................   F-11

HMH HPT Courtyard, Inc. Financial Statements:

    Report of Independent Public Accountants.........................................   F-13

    Balance Sheet as of December 29, 1995 and January 3, 1997........................   F-14

    Statement of Income for the period from inception through December 29, 1995
    and the fiscal year ended January 3, 1997........................................   F-15

    Statement of Shareholder's Equity for the period from inception to
    December 29, 1995 and the fiscal year ended January 3, 1997......................   F-16

    Statement of Cash Flows for the period from inception
    to December 29, 1995 and the fiscal year ended January 3, 1997...................   F-17

    Notes to Financial Statements....................................................   F-18

HMH HPT Residence, Inc. Financial Statements:

    Report of Independent Public Accountants.........................................   F-22

    Balance Sheet as of January 3, 1997..............................................   F-23



    Statement of Income for the period from inception through January 3, 1997.......    F-24

    Statement of Shareholder's Equity for the period from inception
    through January 3, 1997..........................................................   F-25

    Statement of Cash Flows for the period from inception
    through January 3, 1997..........................................................   F-26

    Notes to Financial Statements....................................................   F-27

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibits:

3.1*     Declaration of Trust of the Registrant
3.2*     Bylaws of the Registrant
4.1*     Form of Share Certificate
8.1      Opinion of Sullivan & Worcester LLP as to certain tax matters
10.1* Purchase-Sale and Option Agreement dated as of February 3, 1995 by and among HMH Courtyard Properties, Inc., HMH Properties, Inc. and Hospitality Properties, Inc., as amended
10.2** Fifth Amendment to Purchase-Sale and Option Agreement dated February 26, 1996, by and between IIIT and IIMII Properties, Inc.
10.3* Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a HMH Properties, Inc. and Courtyard Management Corporation
10.4* Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and Hospitality Properties, Inc. and Consolidation Letter Agreement by and between Courtyard Management Corporation and Hospitality Properties, Inc.
10.5* Form of Lease Agreement between Hospitality Properties, Inc. and HMH HPT Courtyard, Inc.
10.19** Form of Lease Agreement between HMH HPT Residence Inn, Inc. and Hospitality Properties Trust
10.10*   Advisory Agreement(+)
10.11 Form of Revolving Credit Agreement by and between the Company and DLJ Mortgage Capital, Inc., as amended and restated on December 29, 1995, as further amended by Amendment No. 1, dated February 26, 1996
10.12 Amendment, dated November 25, 1996 to the Revolving Credit Agreement, amended and restated on December 29, 1995, by and between the Company and DLJ Mortgage Capital, Inc.
10.13** Form of Residence Inn Management Agreement between HMH Properties, Inc. and Residence Inn by Marriott(R), Inc.
10.14*   Hospitality Properties Trust 1995 Incentive Share Award Plan(+)
10.15*** Promissory Note in the amount of $125,000,000  dated as of November 25,
         1996 from HPTRI Corporation and HPTWN Corporation to Column Financial Inc.
10.16*** Loan  Agreement  dated as of November  25,  1996 by and  between  HPTRI
         Corporation and HPTWN Corporation, as borrowers, and Column Financial Inc., as lender
10.17*** Form of Deed of  Trust,  Assignment  of Leases  and Rents and  Security
         Agreement from HPTRI Corporation, as Trustor, to Chicago Title Insurance Company, as Trustee, for benefit of Column Financial, Inc.

10.18*** Trust and Servicing agreement dated as of November 25, 1996 by and among Hospitality Properties Mortgage Acceptance Corp., as Depositor, AMRESCO Management, Inc., as Servicer, and The Chase Manhattan Bank, as Trustee
10.19 Lease Agreement by and between HPTSLC Corporation, as landlord, and WIIC Salt Lake Corporation, as tenant, dated January 1997

12       Ratio of Earnings to Fixed Charges

21       Subsidiaries of the Registrant

23.1     Consents of Arthur Andersen LLP

23.2 Consent of Sullivan & Worcester LLP (included in Exhibit 8.1 to this Registration Statement)

27       Financial Data Schedule

99       Certain Investment Considerations
-----------------------
       Each exhibit marked by an (*) or a (**) is incorporated by reference to the corresponding document or instrument filed as an exhibit to the Company's Registration Statement on Form S-11 (File No. 33-93330) or File No. 333-1433, respectively. Each exhibit marked with a (***) is incorporated by reference to the corresponding document or instrument filed as an exhibit to the Company's Current Report on Form 8-K dated December 4, 1996.

(+)  Management contract, compensatory plan or agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
Hospitality Properties Trust:

     We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the period from February 7, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust as of December 31, 1995 and 1996, and the results of operations and its cash flows for the period from February 7, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP

Washington, D.C.
January 10, 1997

                                                HOSPITALITY PROPERTIES TRUST
                                                 CONSOLIDATED BALANCE SHEET
                                                   (Dollars in thousands)

                                                                                     As of                  As of
                                                                               December 31, 1995      December 31, 1996
                                                                               -----------------      -----------------

                                     ASSETS
Real estate properties, at cost:
 Land                                                                                $  62,311            $ 143,462
 Buildings and improvements                                                            270,261              699,225
                                                                                     ---------            ---------
                                                                                       332,572              842,687
 Less accumulated depreciation                                                          (5,820)             (26,218)
                                                                                     ---------            ---------
                                                                                       326,752              816,469

Cash and cash equivalents                                                                2,135               38,073
Rent receivable                                                                            322                1,671
Restricted cash (FF&E Reserve)                                                           5,342                7,277
Other assets, net                                                                        4,396                8,113
                                                                                     ---------            ---------
                                                                                     $ 338,947            $ 871,603
                                                                                     =========            =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Security deposits                                                                    $  32,900            $  81,360
Debt                                                                                      --                125,000
Dividends payable                                                                        6,930               15,846
Due to affiliate                                                                           770                2,376
Accounts payable and accrued expenses                                                      396                1,813
                                                                                     ---------            ---------
 Total liabilities                                                                      40,996              226,395
Shareholders' equity:
 Preferred shares of beneficial interest, no par value, 100,000,000 shares
 authorized, none issued                                                                  --                   --
 Common shares of beneficial interest, $.01 par value, 100,000,000 shares
     authorized, 12,600,900 and 26,856,800 shares issued and outstanding                   126                  269
 Additional paid-in capital                                                            297,962              656,253
 Cumulative net income                                                                  11,349               63,013
 Dividends (paid or declared)                                                          (11,486)             (74,327)
                                                                                     ---------            ---------
     Total shareholders' equity                                                        297,951              645,208
                                                                                     ---------            ---------
                                                                                     $ 338,947            $ 871,603
                                                                                     =========            =========

                             See accompanying notes.


                                                HOSPITALITY PROPERTIES TRUST
                                               CONSOLIDATED STATEMENT OF INCOME
                                        (Amounts in thousands, except per share data)


                                                                           February 7, 1995          Year Ended
                                                                            (Inception) to          December 31,
                                                                          December 31, 1995             1996
                                                                          -----------------        --------------
Revenues:
 Rental income                                                                  $19,531               $69,514
 FF&E reserve income                                                              4,037                12,169
 Interest income                                                                     74                   946
                                                                                -------               -------
       Total revenues                                                            23,642                82,629
                                                                                -------               -------
Expenses:
 Interest (including amortization of deferred finance
     costs of $24 and $341, respectively)                                         5,063                 5,646

 Depreciation and amortization of real estate assets                              5,820                20,398
 General and administrative                                                       1,410                 4,921
                                                                                -------               -------

       Total expenses                                                            12,293                30,965
                                                                                -------               -------
Net Income                                                                      $11,349               $51,664
                                                                                =======               =======
Weighted average Shares outstanding                                               4,515                23,170
Net income per Share                                                            $  2.51               $  2.23
                                                                                =======               =======

                             See accompanying notes.


                                                HOSPITALITY PROPERTIES TRUST
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                    (Dollars in thousands)



                                                                        Additional      Cumulative
                                         Number Of         Common         Paid-In          Net
                                           Shares          Shares         Capital         Income        Dividends       Total
                                         ---------         ------       ----------      ----------      ---------       -----
Initial capitalization as of February
 7, 1995 (Inception)                        40,000       $     --       $      960     $     --       $     --      $      960
Issuance of Common Shares of
  Beneficial Interest, net              12,560,000              126        296,980           --             --         297,106
Stock grants                                   900             --               22           --             --              22
Net income                                    --               --             --           11,349           --          11,349
Dividends (paid or declared)                  --               --             --             --          (11,486)      (11,486)
                                        ----------       ----------     ----------     ----------     ----------    ----------
Balance at December 31, 1995            12,600,900              126        297,962         11,349        (11,486)   $  297,951


Issuance of Common Shares of
     Beneficial Interest, net           14,250,000              143        358,136           --             --         358,279
Stock grants                                 5,900             --              155           --             --             155
Net income                                    --               --             --           51,664           --          51,664
Dividends (paid or declared)                  --               --             --             --          (62,841)      (62,841)
Balance at December 31, 1996            26,856,800       $      269     $  656,253     $   63,013     $  (74,327)   $  645,208
                                        ==========       ==========     ==========     ==========     ==========    ==========


                             See accompanying notes.


                                                HOSPITALITY PROPERTIES TRUST
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in thousands)


                                                                              February 7, 1995
                                                                                (Inception) to             For the Year Ended
                                                                              December 31, 1995             December 31, 1996
                                                                              -----------------             -----------------
Cash flows from operating activities:
 Net income                                                                         $  11,349                    $  51,664
 Adjustments to reconcile net income to cash provided
       by operating activities:
     Depreciation and amortization                                                      5,820                       20,398
     Amortization of deferred finance costs as interest                                    24                          341
     FF&E reserve income                                                               (4,037)                     (12,169)
     Changes in assets and liabilities:
         Increase in rent receivable and other assets                                    (182)                      (1,566)
         Increase in accounts payable and accrued expenses                                396                        1,926
         Increase in due to affiliate                                                     770                        1,149
                                                                                    ---------                    ---------
         Cash provided by operating activities                                         14,140                       61,743
                                                                                                                 ---------
Cash flows from investing activities:
 Real estate acquisitions                                                            (328,148)                    (491,638)
 Increase in security deposits                                                         32,900                       48,460
 Payments for purchase option                                                          (4,500)                        --
 Purchase of FF&E reserve                                                              (3,904)                      (5,500)
                                                                                    ---------                    ---------
         Cash used in investing activities                                           (303,652)                    (448,678)
                                                                                    ---------                    ---------
Cash flows from financing activities:
 Draws on credit facility                                                                --                        115,650
 Repayments of credit facility                                                           --                       (115,650)
 Issuance of debt                                                                        --                        125,000
 Proceeds from issuance of shares, net                                                198,088                      358,279
 Borrowings and advances from HRP                                                     165,241                         --
 Payments on borrowings and advances from HRP                                         (65,241)                        --
 Dividends paid                                                                        (4,556)                     (53,925)
 Financing costs                                                                       (1,885)                      (3,931)
 Purchase of interest rate cap                                                           --                         (2,550)
                                                                                    ---------                    ---------
         Cash provided by financing activities                                        291,647                      422,873
                                                                                    ---------                    ---------
Increase in cash and cash equivalents                                               $   2,135                    $  35,938
Cash and cash equivalents at beginning of period                                         --                          2,135
                                                                                    ---------                    ---------
Cash and cash equivalents at end of period                                          $   2,135                    $  38,073
                                                                                    =========                    =========
Supplemental cash flow information:
 Interest paid                                                                      $   5,039                    $   4,652
Non-cash financing activities:
 Issuance of shares to HRP                                                            100,000                         --
 Cancellation of indebtedness to HRP                                                 (100,000)                        --
Non-cash investing activities:
 Property managers' deposits in FF&E reserve                                            3,862                       12,100
 Purchases of fixed assets with FF&E reserve                                           (2,424)                     (15,665)


                             See accompanying notes.

                          HOSPITALITY PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per Share and percent data)

1.   Organization and Commencement of Operations

     Hospitality Properties Trust (HPT) was incorporated in the state of Delaware on February 7, 1995. Subsequently, HPT became a Maryland real estate investment trust and effected a 400-for-1 split of its common shares of beneficial interest (the Shares). HPT, which invests in income producing hotel and lodging related real estate, was a 100% owned subsidiary of Health and Retirement Properties Trust (HRP) from its inception through August 22, 1995, when it completed its initial public offering of Shares (the IPO). HRP remains an affiliate of HPT, owning approximately 15% of HPT's issued and outstanding Shares as of December 31,1996.

     HPT commenced operations on March 24, 1995 and, through December 31, 1996, acquired 82 hotels and related replacement and refurbishment reserves (the FF&E Reserves) directly and through subsidiaries. The properties of HPT and its subsidiaries (the Company) are leased to and managed by subsidiaries (the Lessees and the Managers) of companies unaffiliated with HPT: Host Marriott Corporation; Marriott International, Inc. (Marriott); and Wyndham Hotel Corporation.

2.   Summary of Significant Accounting Policies

     Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries. All intercompany transactions have been eliminated.

     Real estate properties. Real estate properties are recorded at cost. Depreciation is provided for on a straight-line basis over the estimated useful lives ranging up to 40 years. The Company periodically evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), which it adopted on January 1, 1996. The adoption of SFAS 121 had no effect on the Company's financial statements.

     Cash and cash equivalents. Highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

     Deferred  interest  and finance  costs.  Costs  incurred to secure  certain borrowings are capitalized and amortized over the terms of the related borrowing, and were $1,861 and $5,352 at December 31, 1995 and 1996, respectively, net of accumulated amortization of $24 and $313, respectively.

     Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Additional rent and interest income is recognized as earned.

     Net income per share. Net income per share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents.

     Financial Instruments--Interest Rate Cap Agreements. During 1996, in connection with a $125,000 debt issuance, certain subsidiaries of HPT entered into interest rate protection agreements to limit the Company's exposure to risks of rising interest rates. The cost of the agreements was capitalized and is being amortized over the life of the related borrowing as an adjustment to interest expense. Amounts receivable from the counterparties to the cap agreements are accrued as adjustments to interest expense. At December 31, 1996, the carrying value of such agreements was $2,498 (net of accumulated amortization of $52) and the fair value of such agreements was $2,756. During 1996 interest rates did not exceed the interest rate cap amounts and no balances were receivable under the cap agreements at December 31, 1996.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

     Income taxes. The Company elected to be taxed as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its first taxable year ended December 31, 1995, and intends to conduct its operations so as to continue to qualify as a REIT under the Code. As a REIT, the Company generally will not be subject to Federal income tax on its net income that it currently distributes to shareholders. Qualifications and taxation as a REIT depends on the Company's ability to meet certain dividend distribution tests, stock ownership requirements and various qualification tests prescribed in the Code. During 1996 the Company created several new 100% owned subsidiaries primarily for the purpose of acquiring and owning real estate. Such subsidiaries are all qualified REIT subsidiaries.

     Subsequent to the IPO the dividends paid by the Company for 1995 ($0.79 per share) were 100% ordinary taxable income and for 1996 ($2.34 per share) were 85% ordinary taxable income and 15% return of capital.

3.   Real Estate Properties

     The Company's 82 hotel properties are leased pursuant to long term operating leases expiring between 2010 and 2012. The leases provide for various automatic renewal terms generally totaling 36-48 years unless the Lessee properly notifies the Company in accordance with the leases. Each lease is a triple net lease and generally requires the Lessee to pay: base rent, percentage rent of between 5% and 8% of increases in total hotel sales over a base year, 5% FF&E reserve escrows, and all operating costs associated with the leased property. Each Lessee posted a security deposit equal to one year's base rent. The FF&E reserve may be used by the Manager and Lessee to maintain the properties in good working order and repair. If the FF&E reserve is not available to fund such expenditures, the Lessees may require the Company to fund such expenditures, in which case annual base rent will be increased by a minimum of 10% of the amount so funded.

     Under the management agreements with affiliates of Marriott, borrowings secured by certain of the Company's hotels are limited, according to a formula, to amounts less than 60% to 70% of the allocable purchase price of the hotel securing the borrowings.

     Future minimum lease payments to be received by the Company during the remaining initial terms of its leases total $1,267,320 ($81,360 annually). As of December 31, 1996, the weighted average initial term of the Company's leases was
15.6 years, and the weighted average total term (including all renewal options) was 54.6 years.

4.   Indebtedness

     As of December 31, 1996, the Company had no borrowings outstanding under its $200,000 revolving acquisition credit facility ("Credit Facility") which provides for interest on borrowings at one-month LIBOR plus a premium. Borrowings, if any, may be repaid and reborrowed as necessary until December 31, 1998, at which time outstanding balances may, at the Company's option (subject to lender consent), be either repaid or converted into a 10-year loan. The Credit Facility is secured by certain assets of HPT and one of its subsidiaries. The weighted average interest rate on Credit Facility borrowings outstanding during 1996 was 7.05%. There were no borrowings outstanding at any time under the Credit Facility during the 1995 period.

     During 1996, certain subsidiaries of the Company issued $125,000 of notes (Notes) through the issuance of certificates of participation. The Notes require payment of interest only through their maturity in December 2001, at which time the principal balance is due. The Notes are prepayable at any time without penalty. Interest on the Notes is equal to one month LIBOR plus a premium. The Notes are non-recourse to HPT and its subsidiaries and are secured by first mortgages on hotels owned by certain subsidiaries of the Company having a net carrying value of $310,000 at December 31, 1996. Approximately $30,820 of annual minimum lease payments are attributed to such hotels. Generally, the terms of the Notes limit the ability of certain subsidiaries of the Company to incur significant secured or unsecured liabilities and restrict the use of proceeds, if any, from the sale or other disposition of assets, if any. The Notes carried a weighted average interest rate from their date of issuance to December 31, 1996 of 6.32%. At December 31, 1996, the Notes carried an interest rate of 6.07%. The carrying amount of the Notes is equal to their fair value.

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

     Advisors is compensated at an annual rate equal to 0.7% of HPT's average real estate investments up to the first $250,000 of such investments and 0.5% thereafter. Advisory fees earned for the period from February 7, 1995 (inception) to December 31, 1995 and the year ended December 31, 1996 were $1,292 and $3,915, respectively. As of December 31, 1996, Advisors owned 250,000 shares of HPT. Incentive advisory fees are paid to Advisors in restricted Common Shares based on a formula, not to exceed 2 cents per weighted average share. The Company accrued $463 in incentive fees during 1996 to be paid in restricted Common Shares in 1997. No incentive fees were due for the 1995 period.

     HRP owns 4,000,000 shares of HPT, 3,960,000 shares of which it received in consideration of cancellation of a loan receivable totaling $99,000 from the Company.

     Under the provisions of the Company's Incentive Share Award Plan, 100,000 Common Shares have been reserved for issuance to officers of the Company, consultants to the Company and Independent Trustees of the Company. Each of the three Independent Trustees of HPT were awarded 300 shares under this plan in each of 1995 and 1996. In 1996, 5,000 shares were granted to officers of the Company under this plan and no shares were granted in 1995. Share grants expense is recognized over the related expected service period (one year) based on the market value of shares on the grant date and totaled $101 during 1996 and $10 during the 1995 period.

6.   Concentration

     At December 31, 1996, the Company's 53 Courtyard by Marriott(R) hotels are leased to a subsidiary (Host I) of Host Marriott Corporation (Host) and managed by a subsidiary of Marriott International, Inc. (Marriott). The Company's 18 Residence Inn by Marriott(R) hotels are leased to a subsidiary (Host II) of Host and managed by a subsidiary of Marriott. The Company's 11 Wyndham Garden(R) hotels are leased to a subsidiary (Wyndham I) of Wyndham Hotel Corporation (Wyndham) and managed by another Wyndham subsidiary. The percentage of the Company's annual minimum rents and equity investment attributable to each Lessee are approximately: Host I--63%; Host II--21%; and Wyndham I--16%.

     The Company's 82 hotels contain 11,728 rooms and are located in 26 states, with 5% to 12% of its hotels in each of California, Massachusetts, Georgia, and Arizona.

7.   Pro Forma Information (Unaudited)

     In April 1996, the Company completed an offering of 14,250,000 common shares of beneficial interest and the acquisition of 45 additional hotels. If such transactions occurred on January 1, 1996, unaudited pro forma 1996 revenues, net income and earnings per share would have been $96,775, $59,330 and $2.22, respectively.

     In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data. The unaudited pro forma data is not necessarily indicative of what the actual consolidated results of operations for the Company would have been for the year indicated, nor does it purport to represent the results of operations for the Company for future periods.

8.   Selected Quarterly Financial Data (Unaudited)

     The following is a summary of the unaudited quarterly results of operations of the Company for 1995 and 1996.

                                       1995                                                     1996
                           ---------------------------           -------------------------------------------------------------
                              Third            Fourth              First            Second            Third            Fourth
                            Quarter(1)        Quarter             Quarter          Quarter           Quarter          Quarter
                            ----------        -------             -------          -------           -------          -------
Revenues                     $7,853           $9,998              $10,334          $23,011           $24,878          $24,406
Net income                    3,623            6,989                6,622           14,623            15,446           14,973
Net income per share          .24(2)            .55                  .53              .56               .58              .56

     (1) HPT's IPO occurred August 22, 1995 and accordingly the third quarter 1995 figures for revenues and net income partially relate to periods prior to the IPO.
     (2) Represents the per share amount of net income from the IPO date to September 30, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of
Hospitality Properties Trust:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Hospitality Properties Trust and have issued our report thereon dated January 10, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on pages F-11 and F-12 is the responsibility of Hospitality Properties Trust's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP

Washington, D.C.
January 10, 1997


                                           HOSPITALITY PROPERTIES TRUST
                               SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1996
                                               (Dollars in millions)






                                                                                             Gross Amount at
                                         Initial Costs                                      December 31, 1996
                                 -----------------------------                 --------------------------------------------
                                                  Subsequent
                  Encum-           Buildings &      Costs            Buildings &          Accumulated     Date of     Depreciation
 Description     brances    Land   Improvements  Capitalized  Land   Improvements  Total  Depreciation   Acquisition       Life

     53
  Courtyard
     by          $  --    $ 91         $389           $2      $ 91       $391      $482       $(13)       1995/1996     5-40 years
  Marriott(R)
   hotels

     18
  Residence
   Inn by
  Marriott(R)       70      39          124           --        39        124       163         (2)          1996        5-40 years
   hotels

     11
   Wyndham
   Garden(R)
   hotels           55      13           115          --        13        115       128         (2)          1996        5-40 years
              -------------------------------------------------------------------------------------

    Total       $  125    $143          $628          $2      $143       $630      $773       $(17)
              =====================================================================================






          The accompanying notes are an integral part of this schedule.

                          HOSPITALITY PROPERTIES TRUST
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                                 (In thousands)


     (A) The change in total cost of properties for the period from February 7, 1995 (inception) to December 31, 1996 is as follows:


                                                            1995        1996
                                                            ----        ----

Balance at beginning of period                            $   --     $305,447

Additions:  Hotel acquisitions and capital expenditures    305,447    468,050
                                                          --------   --------

Balance at close of period                                $305,447   $773,497
                                                          ========   ========








     (B) The change in accumulated depreciation for the period from February 7, 1995 (inception) to December 31, 1996 is as follows:




                                                            1995       1996
                                                            ----       ----

Balance at beginning of period                            $  --      $ 3,679

Additions:  Depreciation expense                            3,679     13,022
                                                          -------    -------

Balance at close of period                                $ 3,679    $16,701
                                                          =======    =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard, Inc.:

We have audited the accompanying balance sheets of HMH HPT Courtyard, Inc. (the "Company") as of January 3, 1997 and December 29, 1995, and the related statements of operations, shareholder's equity and cash flows for the fiscal year ended January 3, 1997 and for the period March 24, 1995 (inception) through December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HMH HPT Courtyard, Inc. as of January 3, 1997 and December 29, 1995, and the results of its operations and its cash flows for the fiscal year ended January 3, 1997 and for the period March 24, 1995 (inception) through December 29, 1995, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP

Washington, D.C.
February 28, 1997

                                                       HMH HPT COURTYARD, INC.
                                                           BALANCE SHEETS
                                                January 3, 1997 and December 29, 1995
                                                  (in thousands, except share data)


                                    ASSETS                          1996        1995
                                                                    ----        ----
Advances to manager                                              $  5,100    $  3,984
Due from Marriott International, Inc.                               3,481       2,218
Security deposit                                                   50,540      32,900
                                                                 --------    --------
        Total assets                                             $ 59,121    $ 39,102
                                                                 ========    ========

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Due to Host Marriott Corporation                                 $  4,793    $  1,508
Deferred gain                                                      39,570      12,908
                                                                 --------    --------
        Total liabilities                                          44,363      14,416
                                                                 --------    --------

Shareholder's equity:
 Common stock, no par value, 100 shares authorized, issued and
        outstanding                                                  --          --
 Additional paid-in capital                                        15,478      25,406
 Retained deficit                                                    (720)       (720)
                                                                 --------    --------
        Total shareholder's equity                                 14,758      24,686
                                                                 --------    --------
                                                                 $ 59,121    $ 39,102
                                                                 ========    ========











                       See Notes to Financial Statements.

                             HMH HPT COURTYARD, INC.
                            STATEMENTS OF OPERATIONS
                    For the Fiscal Year Ended January 3, 1997
                        and for the Period March 24, 1995
                      (inception) through December 29, 1995
                                 (in thousands)

                                                                             1996          1995
                                                                             ----          ----

REVENUES                                                                    $ 94,161    $ 37,813

EXPENSES
  Rent                                                                        46,495      19,379
  FF&E contribution expense                                                    9,289       3,810
  Base and incentive management fees paid to Marriott International, Inc.     18,318       5,156
  Other expenses                                                               9,677       5,859
       Total operating expenses                                               83,779      34,204

OPERATING PROFIT BEFORE AMORTIZATION OF DEFERRED GAIN
   AND CORPORATE EXPENSES                                                     10,382       3,609
Amortization of deferred gain                                                  2,351         675
Corporate expenses                                                            (2,235)     (1,059)

INCOME BEFORE INCOME TAXES                                                    10,498       3,225
Provision for income taxes                                                    (4,199)     (1,322)

NET INCOME                                                                  $  6,299    $  1,903














                       See Notes to Financial Statements.

                             HMH HPT COURTYARD, INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                    For the Fiscal Year Ended January 3, 1997
                        and for the Period March 24, 1995
                      (inception) through December 29, 1995
                                 (in thousands)


                                                                              Additional
                                                                Common          Paid-In         Retained
                                                                 Stock          Capital          Deficit
                                                               --------         -------         ---------

Net assets contributed by Host Marriott Corporation            $   --           $ 25,406         $     --
Dividend to Host Marriott Corporation                              --                 --           (2,623)
Net income                                                         --                 --            1,903
                                                               ------           --------         --------
Balance, December 29, 1995                                         --             25,406             (720)
Net liabilities contributed by Host Marriott Corporation           --             (9,928)              --
Dividend to Host Marriott Corporation                              --                 --           (6,299)
Net income                                                         --                 --            6,299
                                                               ------           --------         --------
Balance, January 3, 1997                                       $   --           $ 15,478         $   (720)













                       See Notes to Financial Statements.

                             HMH HPT COURTYARD, INC.
                            STATEMENTS OF CASH FLOWS
                    For the Fiscal Year Ended January 3, 1997
                        and for the Period March 24, 1995
                      (inception) through December 29, 1995
                                 (in thousands)

                                                                                 1996              1995
                                                                                 ----              ----
OPERATING ACTIVITIES:
       Net income                                                              $  6,299         $  1,903
       Adjustments to reconcile net income to cash provided by
       operating activities:
       Amortization of deferred gain                                             (2,351)            (675)
       Changes in operating accounts:
            Increase in Due to Host Marriott Corporation                          3,285            1,082
            Decrease in prepaid rent                                                329            2,531
            Increase in due from Marriott International, Inc.                    (1,263)          (2,218)
                                                                               --------         --------
           Cash provided by operations                                            6,299            2,623
                                                                               --------         --------

FINANCING ACTIVITIES:
       Dividend to Host Marriott Corporation                                     (6,299)          (2,623)
                                                                               --------         --------

CASH AND CASH EQUIVALENTS, end of period                                       $   --           $   --
                                                                               --------         --------

SUPPLEMENTAL INFORMATION, NON-CASH ACTIVITY:
Balances transferred to the Company by Host Marriott Corporation upon commencement of leases
       Advances to manager                                                     $  1,116         $  3,984
       Prepaid rent                                                                 329            2,531
       Security deposits                                                         17,640           32,900
       Accrued expenses                                                            --               (426)
       Deferred gain                                                            (29,013)         (13,583)
                                                                               --------         --------
       Net (liabilities)/assets contributed by Host Marriott Corporation       $ (9,928)        $ 25,406
                                                                               ========         ========









                       See Notes to Financial Statements.

                             HMH HPT COURTYARD, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

HMH HPT Courtyard, Inc. (the "Company") was incorporated in Delaware on February 7, 1995 as a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"). The Company had no operations prior to March 24, 1995 (the "Commencement Date" or "Inception").

On the Commencement Date, affiliates of Host Marriott (the "Sellers") sold 21 Courtyard properties to Hospitality Properties Trust ("HPT"). On August 22, 1995, HPT purchased an additional 16 Courtyard properties from the Sellers. On March 22, 1996 and April 4, 1996, a total of 16 additional Courtyard properties were purchased by HPT for a total of 53 Courtyard hotels (the "Hotels"). The Sellers contributed the assets and liabilities related to the operations of such properties to the Company, including working capital advances to the manager, prepaid rent under leasing arrangements and rights to other assets as described in Note 2. Such assets have been accounted for at the historical cost.

Fiscal Year

The Company's fiscal year ends on the Friday nearest to December 31.

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

Revenues

Revenues  represent  house  profit  from the  Hotels  because  the  Company  has delegated substantially all of the operating decisions relating to the generation of house profit from the Hotels to Marriott International, Inc. (the "Manager" or "Marriott International"). House profit reflects the net revenues flowing to the Company as lessee and represents total hotel sales less property level expenses excluding depreciation and amortization, real and personal property taxes, lease payments, insurance, contributions to the property improvement fund and management fees.

Corporate Expenses

The Company operates as a unit of Host Marriott utilizing Host Marriott's employees, centralized system for cash management, insurance and administrative services. The Company has no employees. All cash received by the Company is deposited in and commingled with Host Marriott's general corporate funds. Operating expenses and other cash requirements of the Company are paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott are allocated to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected expenses levels on a forward-looking basis.

Concentration of Credit Risk

The Company's largest asset is the security deposit (see Note 3) which constitutes 85% of the Company's total assets as of January 3, 1997. The security deposit is not collateralized and is due from HPT at the termination of the Lease.

Deferred Gain

Host Marriott contributed to the Company deferred gains relating to the sale of the 53 Courtyard properties to HPT in 1995 and 1996. The Company is amortizing the deferred gains over the initial term of the Lease.


NOTE 2. LEASE COMMITMENTS

On the Commencement Date, the Company entered into a lease for 21 Courtyard properties. On August 22, 1995, the Company entered into a lease for an additional 16 Courtyard properties. On March 22, 1996 and April 4, 1996, the Company entered into a lease for an additional 16 Courtyard properties (collectively, the "Lease"). The initial term of the Lease expires in 2012. Thereafter, the Lease automatically renews for three consecutive twelve-year terms at the option of the Company.

The Company is required to pay rents equal to aggregate minimum annual rent of $50,540,000 ("Base Rent") and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. Additionally, the Company is required to make payments when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the Hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the management agreements described below. The Company is also required to provide the Manager with working capital to meet the operating needs of the Hotels. The Sellers had previously made advances related to the Hotels and transferred their interest in such amounts to the Company in the amount of $3,984,000 and $1,116,000 in 1995 and 1996.

The Lease also requires the Company to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual total hotel sales into an HPT-owned furniture, fixture and equipment reserve (the "FF&E Reserve"), which is available for the cost of required replacements and renovation. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT ("HPT Fundings") at the request of the Company. In the event of HPT Fundings, Base Rent shall be adjusted upward by an amount equal to 10% of HPT Fundings.

The Company is required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, the deferred gain is excluded from the calculation of net worth.

As of January 3, 1997, future minimum annual rental commitments for the Lease on the Hotels and other non-cancelable leases, including the ground leases described below, are as follows (in thousands):
                                                                      Other
                                                                   Operating
                                                      Lease         Leases
                                                      -----         ------
 1997  ......................................     $   50,540     $    2,343
 1998  ......................................         50,540          2,005
 1999  ......................................         50,540          1,720
 2000  ......................................         50,540          1,572
 2001  ......................................         50,540          1,519
 Thereafter..................................        555,940          9,159
                                                  ----------     ----------
       Total minimum lease payments..........     $  808,640     $   18,318
                                                  ==========     ==========

       The land under eight of the Hotels is leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2039 and 2067. The ground leases provide for rent based on specific percentages of certain sales subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. Total minimum lease payments exclude Percentage Rent which was $716,000 and $271,000 for fiscal year 1996 and the period March 24, 1995 through December 29, 1995.

NOTE 3. SECURITY DEPOSIT

       HPT holds $50,540,000 as a security deposit for the obligations of the Company under the Lease (the "Security Deposit"). The Security Deposit is due upon termination of the Lease.

NOTE 4. INCOME TAXES

       The Company and Host Marriott are members of a consolidated group for federal income tax purposes. Host Marriott has contributed the Security Deposit and deferred gain without contributing their related tax attributes and have agreed that the Company will not be responsible for any tax liability or benefit associated with the Security Deposit or deferred gain. Accordingly, no deferred tax balances are reflected in the accompanying balance sheets. There is no difference between the basis of assets and liabilities for income tax and financial reporting purposes other than for the Security Deposit and the deferred gain.

       The components of the Company's effective income tax rate follow:

                                                               1996       1995
                                                               ----       ----
        Statutory Federal tax rate.........................   35.0%      35.0%
        State income tax, net of Federal tax benefit.......    5.0        6.0
                                                               ---        ---
                                                              40.0%      41.0%

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                                               1996       1995
                                                               ----       ----
        Current-Federal....................................   $3,674     $1,129

                    State..................................      525        193
                                                              ------     ------
                                                              $4,199     $1,322
                                                              ======     ======

         All current tax provision amounts are included in Due to Host Marriott Corporation on the accompanying balance sheets.

NOTE 5.  MANAGEMENT AGREEMENTS

         The Sellers' rights and obligations under management agreements (the "Agreements") with the Manager were transferred to HPT and then through the Leases to the Company. The Agreements have an initial term expiring in 2013 with an option to extend the Agreements on all of the Hotels for up to 30 years. The Agreements provide that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager.

         Pursuant to the terms of the Agreements, the Manager is required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Hotels participate in Marriott's Courtyard Club program. The cost of these programs are charged to all hotels in the system.

         The Company is obligated to provide the Manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the Hotels which are normally capitalized; and (b) replacements and renewals to the Hotels' property and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

         Pursuant to the terms of the Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital, and accordingly, the Company reports the total amounts so advanced to Marriott International as a component of Due from Marriott International, Inc. Upon termination of the Agreements, the working capital will be returned to the Company.

NOTE 6.  REVENUES

         As discussed in Note 1, hotel revenues reflect house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as lessee and represents all gross hotel operating revenues, less all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, lease payments, insurance, contributions to the property improvement fund and certain other costs, which are classified as operating costs and expenses.

         The following table presents the detail of house profit for the fiscal year ended January 3, 1997 and for the period March 24, 1995 (inception) through December 29, 1995 (in thousands):

                                                            1996        1995
                                                            ----        ----
Hotel Sales:
       Rooms                                              $164,738   $ 66,968
       Food and beverage                                    14,167      6,225
       Other                                                 7,138      2,999
                                                          --------   --------
             Total hotel sales                             186,043     76,192
                                                          --------   --------
       Rooms (A)                                            34,858     14,713
       Food and beverage (B)                                12,133      5,044
       Other operating departments (C)                       1,904        827
       General and administrative (D)                       19,956      7,768
       Utilities (E)                                         7,200      2,955
       Repairs, maintenance and accidents (F)                6,930      2,899
       Marketing and sales (G)                               2,290      1,121
       Chain services (H)                                    6,611      3,052
                                                          --------   --------
             Total expenses                                 91,882     38,379
                                                          --------   --------

Revenues (House Profit)                                   $ 94,161   $ 37,813
                                                          ========   ========

(A) Includes expenses for linen, cleaning supplies, laundry, guest supplies, reservations costs, travel agents' commissions, walked guest expenses and wages, benefits and bonuses for employees of the rooms department.
(B) Includes cost of food and beverages sold, china, glass, silver, paper and cleaning supplies and wages, benefits and bonuses for employees of the food and beverage department.
(C)      Includes expenses related to operating the telephone department.
(D) Includes management and hourly wages, benefits and bonuses, credit and collection expenses, employee relations, guest relations, bad debt expenses, office supplies and miscellaneous other expenses.
(E)      Includes electricity, gas and water at the properties.
(F) Includes cost of repairs and maintenance and the cost of accidents at the properties.
(G) Includes management and hourly wages, benefits and bonuses, promotional expense and local advertising. (H) Includes charges from the Manager for Chain Services as allowable under the Agreements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To HMH HPT Residence Inn, Inc.:

We have audited the accompanying balance sheet of HMH HPT Residence Inn, Inc. (the "Company") as of January 3, 1997 and the related statements of operations, shareholder's equity and cash flows for the period March 22, 1996 (inception) through January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HMH HPT Residence Inn, Inc. as of January 3, 1997, and the results of its operations and its cash flows for the period March 22, 1996 (inception) through January 3, 1997, in conformity with generally accepted accounting principles.


                                                Arthur Andersen LLP

Washington, D.C.
February 28, 1997


                           HMH HPT RESIDENCE INN, INC.
                                  BALANCE SHEET
                                 January 3, 1997
                        (in thousands, except share data)

                                            ASSETS
Advances to manager                                                          $ 2,230
Due from Marriott International, Inc.                                          1,506
Security deposit                                                              17,220
                                                                             -------
    Total assets                                                             $20,956
                                                                             =======


                       LIABILITIES AND SHAREHOLDER'S EQUITY

Due to Host Marriott Corporation                                             $ 1,416
Deferred gain                                                                 15,149
                                                                             -------
    Total liabilities                                                         16,565
                                                                             =======

Shareholder's equity:
 Common stock, no par value, 100 shares authorized, issued and outstanding      --
 Additional paid-in capital                                                    4,391
 Retained earnings                                                              --
                                                                             -------
    Total shareholder's equity                                                 4,391
                                                                             -------
                                                                              20,956
                                                                             =======








                       See Notes to Financial Statements.



                           HMH HPT RESIDENCE INN, INC.
                             STATEMENT OF OPERATIONS
                 For the Period from March 22, 1996 (inception)
                             through January 3, 1997
                                 (in thousands)


REVENUES                                                                     $ 27,418
                                                                             --------

EXPENSES
   Rent                                                                        12,839
   FF&E contribution expense                                                    2,505
   Base and incentive management fees paid to Marriott International, Inc.      6,191
   Other expenses                                                               2,204
                                                                             --------
        Total operating expenses                                               23,739
                                                                             --------

OPERATING PROFIT BEFORE AMORTIZATION OF DEFERRED GAIN
  AND CORPORATE EXPENSES                                                        3,679
Amortization of deferred gain                                                     859
Corporate expenses                                                               (825)
                                                                              --------

INCOME BEFORE INCOME TAXES                                                      3,713
Provision for income taxes                                                     (1,511)
                                                                             --------

NET INCOME                                                                   $  2,202
                                                                             ========







                       See Notes to Financial Statements.

                           HMH HPT RESIDENCE INN, INC.
                        STATEMENT OF SHAREHOLDER'S EQUITY
                    For the Period March 22, 1996 (inception)
                             through January 3, 1997
                                 (in thousands)

                                                                                Additional
                                                                Common           Paid-In          Retained
                                                                 Stock           Capital          Earnings
                                                                ------          ----------        --------
Net assets contributed by Host Marriott Corporation             $  --           $   4,391        $    --
Net income                                                         --                --              2,202
Dividend to Host Marriott Corporation                              --                --             (2,202)
                                                                -------         ---------        ---------
Balance, January 3, 1997                                        $  --           $   4,391        $    --

























                       See Notes to Financial Statements.


                           HMH HPT RESIDENCE INN, INC.
                             STATEMENT OF CASH FLOWS
                    For the Period March 22, 1996 (inception)
                             through January 3, 1997
                                 (in thousands)


OPERATING ACTIVITIES:
       Net income                                                                                  $  2,202
       Adjustments to reconcile net income to cash provided by
       operating activities:
       Amortization of deferred gain                                                                   (859)
       Changes in operating accounts:
            Increase in Due to Host Marriott Corporation                                              1,416
            Decrease in other assets                                                                    949
            Increase in due from Marriott International, Inc.                                        (1,506)
                                                                                                   --------
           Cash provided by operations                                                                2,202
                                                                                                   --------

FINANCING ACTIVITIES:
       Dividend to Host Marriott Corporation                                                         (2,202)
                                                                                                   --------

CASH AND CASH EQUIVALENTS, end of period                                                           $   --
                                                                                                   ========

SUPPLEMENTAL INFORMATION, NON-CASH ACTIVITY:
Balances transferred to the Company by Host Marriott Corporation upon commencement of leases
       Advances to manager                                                                         $  2,230
       Prepaid rent                                                                                     949
       Security deposit                                                                              17,220
       Deferred gain                                                                                (16,008)
                                                                                                   --------

       Net assets contributed by Host Marriott Corporation                                         $  4,391
                                                                                                   ========





                       See Notes to Financial Statements.

                           HMH HPT RESIDENCE INN, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

HMH HPT Residence Inn, Inc. (the "Company") was incorporated in Delaware as a wholly-owned indirect subsidiary of Host Marriott Corporation ("Host Marriott"). The Company had no operations prior to March 22, 1996 (the "Commencement Date" or "Inception").

On the Commencement Date, affiliates of Host Marriott (the "Sellers") sold 5 Residence Inn properties to Hospitality Properties Trust ("HPT"). The Sellers sold an additional 13 Residence Inn properties to Hospitality Properties Trust on April 4, 1996 for a total of 18 Residence Inn hotels (the "Hotels"). The Sellers contributed the assets and liabilities related to the operations of such properties to the Company, including working capital advances to the hotel manager, prepaid rent under leasing arrangements and rights to other assets as described in Note 2. Such assets have been accounted for at the historical cost.

Fiscal Year

The Company's fiscal year ends on the Friday nearest to December 31.

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

Revenues

Revenues  represent  house  profit  from the  Hotels  because  the  Company  has delegated substantially all of the operating decisions relating to the generation of house profit from the Hotels to Marriott International, Inc. (the "Manager" or "Marriott International"). House profit reflects the net revenues flowing to the Company as lessee and represents total hotel sales less property level expenses excluding depreciation and amortization, real and personal property taxes, lease payments, insurance, contributions to the property improvement fund and management fees.

Corporate Expenses

The Company operates as a unit of Host Marriott utilizing Host Marriott's employees, centralized systems for cash management, insurance and administrative services. The Company has no employees. All cash received by the Company is deposited in and commingled with Host Marriott's general corporate funds. Operating expenses and other cash requirements of the Company are paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott are allocated to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected expense levels on a forward-looking basis.

Concentration of Credit Risk

The Company's largest asset is the security deposit (see Note 3) which constitutes 82% of the Company's total assets as of January 3, 1997. The security deposit is not collateralized and is due from HPT at the termination of the Lease.

Deferred Gain

Host Marriott contributed to the Company deferred gains relating to the sale of the Residence Inn properties to Hospitality Properties Trust. The Company is amortizing the deferred gains over the initial term of the Lease.

NOTE 2. LEASE COMMITMENTS

On the Commencement Date, the Company entered into a lease (the "Lease") for the Hotels with HPT. The initial term of the Lease expires in 2010. Thereafter, the Lease automatically renews for one ten-year term and two consecutive 15-year terms, unless the Company properly notifies HPT in accordance with the Lease.

The Company is required to pay rents equal to aggregate minimum annual rent of $17,220,000 ("Base Rent") and percentage rent equal to 7.5% of the excess of total hotel sales over 1996 total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. Additionally, the Company is required to make payments when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the Hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the management agreements described below. The Company is also required to provide the Manager with working capital to meet the operating needs of the Hotels. The Sellers had previously made advances related to the Hotels and transferred their interest in such amounts to the Company in the amount of $2,230,000 in 1996.

The Lease also requires the Company to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual total hotel sales into an HPT-owned furniture, fixture and equipment reserve (the "FF&E Reserve"), which is available for the cost of required replacements and renovation. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT ("HPT Fundings") at the request of the Company. In the event of HPT Fundings, Base Rent shall be adjusted upward by an amount equal to 10% of HPT Fundings.

The Company is required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, the deferred gain is excluded from the calculation of net worth.

As of January 3, 1997, future minimum annual rental commitments for the Lease on the Hotels and other non-cancelable leases, including the ground lease described below, are as follows (in thousands):
                                                                       Other
                                                                     Operating
                                                        Lease          Leases
                                                        -----        ---------
   1997  .....................................      $   17,220     $      259
   1998  .....................................          17,220            231
   1999  .....................................          17,220            207
   2000  .....................................          17,220            228
   2001  .....................................          17,220            120
   Thereafter.................................         154,980          2,160
                                                    ----------     ----------
         Total minimum lease payments.........      $  241,080     $    3,205
                                                    ==========     ==========

       The land under one of the Hotels is leased from a third party. The lease has an initial term expiring in 2021 with two extension periods of a total of 20 years. Annual ground rent is equal to the greater of minimum rent or 3% of annual gross sales.

NOTE 3. SECURITY DEPOSIT

       The Lessor holds $17,220,000 as a security deposit for the obligations of the Company under the Lease (the "Security Deposit"). The Security Deposit is due upon termination of the Lease.

NOTE 4. INCOME TAXES

       The Company and Host Marriott are members of a consolidated group for federal income tax purposes. Host Marriott contributed the Security Deposit and deferred gain without contributing their related tax attributes and have agreed that the Company will not be responsible for any tax liability or benefit associated with the Security Deposit or deferred gain. Accordingly, no deferred tax balances are reflected in the accompanying balance sheet. There is no difference between the basis of assets and liabilities for income tax and financial reporting purposes other than for the Security Deposit and the deferred gain.

       The components of the Company's effective income tax rate follow:

            Statutory Federal tax rate.........................   35.0%
            State income tax, net of Federal tax benefit.......    5.7
                                                                 -----
                                                                  40.7%
                                                                 =====

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

          Current-Federal.................................... $  1,300
                    State....................................      211
                                                              --------
                                                              $  1,511
                                                              ========

         All current tax provision amounts are included in Due to Host Marriott Corporation in the accompanying balance sheet.

NOTE 5.  MANAGEMENT AGREEMENTS

         The Sellers' rights and obligations under management agreements (the "Agreements") with the Manager were transferred to HPT and then through the Lease to the Company. The Agreements have an initial term expiring in 2013 with an option to extend the Agreements on all of the Hotels for up to 30 years. The Agreements provide that the Manager be paid a system fee equal to 4% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Residence Inn hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay incentive management fees, no incentive management fees are earned by the Manager.

         Pursuant to the terms of the Agreements, the Manager is required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries.

         The Company is obligated to provide the Manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the Hotels which are normally capitalized; and (b) replacements and renewals to the Hotels' property and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

         Pursuant to the terms of the Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital, and accordingly, the Company reports the total amounts so advanced to Marriott International as a component of Due from Marriott International, Inc. Upon termination of the Agreements, the working capital will be returned to the Company.

NOTE 6.  REVENUES

         As discussed in Note 1, hotel revenues reflect house profit from the Company's hotel properties. House profit reflects the net revenues flowing to the Company as lessee and represents all gross hotel operating revenues, less all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, lease payments, insurance, contributions to the property improvement fund and certain other costs, which are classified as operating costs and expenses.

         The following table presents the detail of house profit for the period March 22, 1996 (inception) through January 3, 1997 (in thousands):

Hotel Sales:
       Rooms.................................................      $ 47,479
       Other  ...............................................         2,621
                                                                   --------
              Total hotel sales..............................        50,100
                                                                   --------
Expenses:
       Rooms (A).............................................         9,632
       Other operating departments (B).......................           540
       General and administrative (C)........................         4,240
       Utilities (D).........................................         2,034
       Repairs, maintenance and accidents (E)................         2,538
       Marketing and sales (F)...............................         2,746
       Chain services (G)....................................           952
                                                                   --------
              Total expenses.................................        22,682
                                                                   --------
Revenues (House Profit)......................................      $ 27,418
                                                                   ========


(A) Includes expenses for linen, cleaning supplies, laundry, guest supplies, reservations costs, travel agents' commissions, walked guest expenses and wages, benefits and bonuses for employees of the rooms department.
(B)      Includes expenses related to operating the telephone department.
(C) Includes management and hourly wages, benefits and bonuses, credit and collection expenses, employee relations, guest relations, bad debt expenses, office supplies and miscellaneous other expenses.
(D)      Includes electricity, gas and water at the properties.
(E) Includes cost of repairs and maintenance and the cost of accidents at the properties.
(F) Includes management and hourly wages, benefits and bonuses, promotional expense and local advertising.
(G) Includes charges from the Manager for Chain Services as allowable under the Agreements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOSPITALITY PROPERTIES TRUST


                                      By: /s/ John G. Murray
                                         John G. Murray
                                         President and Chief Operating Officer

Dated: March 28, 1997

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                                         Title                            Date

/s/ John G. Murray                           President and                   March 28, 1997
John G. Murray                               Chief Operating Officer

/s/ Thomas M. O'Brien                        Treasurer and Chief             March 28, 1997
Thomas M. O'Brien                            Financial Officer


                                             Trustee                         _______________________
John L. Harrington


/s/ Arthur G. Koumantzelis                   Trustee                         March 28, 1997
Arthur G. Koumantzelis


                                             Trustee                         _______________________
William J. Sheehan


/s/ Gerard M. Martin                         Trustee                         March 28, 1997
Gerard M. Martin


/s/ Barry M. Portnoy                         Trustee                         March 28, 1997
Barry M. Portnoy

