Form 10-Q
period 1997-03-31
HOSPITALITY PROPERTIES TRUST
filed 1997-05-15
CIK 945394

HOSPITALITY PROPERTIES TRUST



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                       OR
     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


     Class                                           Shares outstanding
Common shares of beneficial                          at May 5, 1997
interest $.01 par value per share                     26,871,395

                          HOSPITALITY PROPERTIES TRUST



                                    FORM 10-Q

                                 MARCH 31, 1997

                            CERTAIN IMPORTANT FACTORS

The Company's quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, dispositions, financings, conflicts of interest or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any hotel's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The accompanying information contained in this Form 10-Q including the information under the headings "Business" and " Management's Discussion and Analysis of Financial Condition and Results of Operation," identifies other important factors that could cause such differences.

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



                                      INDEX


PART I    Financial Information (Unaudited)                             Page

          Condensed Consolidated Balance Sheets - March 31, 1997 and
               December 31, 1996                                        3

          Consolidated Statements of Income - Three Months
               Ended March 31, 1997 and March 31, 1996                  4

          Condensed Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 1997 and March 31, 1996           5

          Notes to Condensed Consolidated Financial Statements          6

          Management's Discussion and Analysis of Results of
               Operations and Financial Condition                       9

PART II   Other Information                                            11

          Item 2.   Changes in Securities                              11

          Item 6.   Exhibits and Reports on Form 8-K                   11

                          HOSPITALITY PROPERTIES TRUST



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                             December 31,    March 31,
                                                 1996          1997
                                             ------------  -----------
                                                           (unaudited)

ASSETS

Real estate properties                        $ 842,687    $ 889,756
Accumulated depreciation                        (26,218)     (32,991)
                                              ---------    ---------
                                                816,469      856,765

Cash and cash equivalents                        38,073        8,763
FF&E reserve (restricted cash)                    7,277        8,177
Other assets                                      9,784       10,365
                                              $ 871,603    $ 884,070
                                              =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                          $ 125,000    $ 125,000
Security deposits                                81,360       91,360
Other liabilities                                20,035        7,129

Shareholders' equity
       Common shares of beneficial interest         269          269
    Additional paid-in capital                  656,253      656,716
    Cumulative net income                        63,013       77,923
    Dividends                                   (74,327)     (74,327)
     Total shareholders' equity                 645,208      660,581
                                              ---------    ---------
                                              $ 871,603    $ 884,070
                                              =========    =========









                             See accompanying notes



                                          HOSPITALITY PROPERTIES TRUST



                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)
                                                    (unaudited)



                                                            For the Three       For the Three
                                                            Months Ended        Months Ended
                                                              March 31,           March 31,
                                                                 1996               1997
                                                            -------------       -------------

Revenues
   Rental income                                                $ 8,671           $21,894
   FF&E reserve income                                            1,620             3,479
   Interest income                                                   43               104
     Total revenues                                              10,334            25,477
                                                                -------           -------

Expenses
Interest (including amortization of deferred finance costs of
     $45 and $309, respectively)                                    215             2,296
   Depreciation and amortization of real estate assets            2,737             6,773
   General and administrative                                       760             1,498
       Total expenses                                             3,712            10,567
                                                                -------           -------

Net income                                                      $ 6,622           $14,910
                                                                =======           =======

Weighted average shares outstanding                              12,601            26,862
                                                                =======           =======

Earnings per share                                                $0.53             $0.56
                                                                =======           =======








                             See accompanying notes


                                           HOSPITALITY PROPERTIES TRUST



                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)





                                                                              For the Three       For the Three
                                                                              Months Ended        Months Ended
                                                                                March 31,           March 31,
                                                                                   1996               1997
                                                                              -------------       -------------

Cash flows from operating activities
   Net income                                                                   $   6,622           $  14,910
     Adjustments to reconcile to cash provided by operating activities
     Depreciation and amortization of real estate assets                            2,737               6,773
     Amortization of deferred finance costs as interest                                45                 309
     Funding of FF&E reserve                                                       (1,620)             (3,479)
     Change in assets and liabilities                                                 365               2,513
       Cash provided by operating activities                                        8,149              21,026
                                                                                ---------           ---------

Cash flows from investing activities
   Real estate acquisitions and deposits                                         (118,739)            (44,490)
   Increase in security deposits                                                    9,160              10,000
   Purchase of FF&E reserve                                                        (1,375)               --
       Cash used for investing activities                                        (110,954)            (34,490)
                                                                                ---------           ---------

Cash flows from financing activities
   Draws on credit facility                                                       115,650                --
       Dividends paid                                                              (6,930)            (15,846)
       Cash provided by (used in) financing activities                            108,720             (15,846)
                                                                                ---------           ---------
Increase (decrease) in cash and equivalents                                     $   5,915           $ (29,310)
                                                                                =========           =========
Supplemental cash flow information
     Interest paid                                                              $    --             $     674
Non-cash investing activities
     Property managers' deposits in FF&E reserve                                    1,555               3,151
     Purchases of fixed assets with FF&E reserve                                    3,109               2,579





                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
            (dollars amounts in thousands, except per share amounts)
                                   (unaudited)

1. The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

     In January 1997, the Company paid a $0.59 per share dividend to shareholders for the quarter ended December 31, 1996. On March 31, 1997, the Trustees declared a dividend of $0.59 per share be paid to shareholders of record as of April 15, 1997, which will be distributed on or about May 15, 1997.

     The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("FAS 128") and Statement No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). These statements must be adopted for the Company's 1997 annual financial statements. Management estimates that adoption of FAS 128 and FAS 129 will have no impact on reported results or disclosures.

4. The Company's properties are leased pursuant to long term leases. Each lease requires the lessee to pay minimum rent, percentage rent (a percentage of increases in total hotel sales over total hotel sales in a base year), and all operating costs associated with the hotels. In addition, 5% of hotel sales related to each lease are paid by the Company's hotel operators into an escrow account to fund certain capital improvements and ongoing renovations necessary to maintain the quality of the properties. In the case of certain leases, this escrow account is maintained by the Company.

     On January 8, 1997, a subsidiary of the Company acquired a 381-room full service hotel in Salt Lake City, Utah for $44 million. The hotel is leased to Wyndham Hotel Corporation and operated as a Wyndham hotel.

5. In April 1997, the Company entered an agreement to acquire fourteen hotels from Marriott International, Inc. for $149 million. As of May 6, 1997, the acquisition of nine of these hotels was complete. The Company expects to close on the remaining five hotels during 1997.

6. As of March 31, 1997, the Company had $0 outstanding under its $200,000 revolving acquisition credit facility (the "Credit Facility") which provides for borrowings at one month LIBOR plus a spread. Borrowings may be repaid and reborrowed as necessary until December 31, 1998, at which time the outstanding balance may, at the Company's option (with lender approval), be either repaid or converted into a 10-year loan. In April 1997, the Company borrowed $94,000 from the Credit Facility in connection with the acquisition of nine hotels noted above. Certain subsidiaries of the Company are carrying $125,000 of long-term mortgages payable (Notes). The Notes require payment of interest only through their maturity in December 2001, at which time the principal balance is due. The Notes are prepayable at any time without penalty. Interest on the Notes is equal to one month LIBOR plus a spread.

7. At March 31, 1997, all of the 53 Courtyard by Marriott(R) properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the twelve weeks ended March 28, 1997 and March 22, 1996 and summarized balance sheet data of the Host Marriott subsidiary to which the Company's Courtyard by Marriott(R) hotels are leased are as follows:


                                     Twelve weeks ended     Twelve weeks ended
                                      March 28, 1997(1)      March 22, 1996(2)
                                     -------------------    ------------------
                                        (unaudited)
Revenues                                 $ 24,132             $ 15,513
Investment expenses
     Base and percentage rent              12,106                7,733
     FF&E contribution                      2,389                1,555
     Management fees                        5,149                3,006
     Other                                  1,921                1,676
                                                              --------
         Total investment expenses         21,565               13,970
                                         --------             --------
Income before taxes                         2,567                1,543
Provision for income taxes                 (1,026)                (496)
         Net income                      $  1,541             $  1,047
                                         ========             ========


                                       March 28, 1997
                                      ---------------
                                        (unaudited)
         Assets                           $59,993
         Liabilities                       43,694
         Equity                            16,299

     Revenues in the statements of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The comparable details of total hotel sales and reconciliations to revenue for the twelve weeks ended March 28, 1997 and March 22, 1996 are as follows:


                                     Twelve weeks ended     Twelve weeks ended
                                      March 28, 1997(1)      March 22, 1996(2)
                                     -------------------    ------------------
                                         (unaudited)
Total hotel sales
     Rooms                                $42,456              $27,316
     Food and beverage                      3,511                2,496
     Other                                  1,815                1,283
     Total hotel sales                     47,782               31,095
                                          -------              -------
Departmental Expenses
     Rooms                                  8,623                5,874
     Food and beverage                      2,827                2,050
     Other operating departments              534                  428
     General and administrative             5,188                3,300
     Utilities                              2,141                1,305
     Repairs, maintenance and accidents     2,042                1,147
     Marketing and sales                      594                  380
     Chain services                         1,701                1,098
     Total departmental expenses           23,650               15,582
Revenues                                  $24,132              $15,513
                                          =======              =======

(1)  Includes results for all 53 Courtyard by Marriott(R) properties.
(2) As of March 22, 1996, 37 courtyard by Marriott(R)properties were owned by the Company and leased to Host I. These results of operations include only these 37 properties' results.

8. At March 31, 1997, all of the 18 Residence Inn by Marriott(R) properties of a Company subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the twelve weeks ended March 28, 1997 and summarized balance sheet data of the Host Marriott Corporation subsidiary to which the Residence Inn by Marriott(R) hotels are leased are presented below. These properties were not owned for the comparable 1996 period.


                                          Twelve weeks ended
                                            March 28, 1997
                                          -------------------
                                             (unaudited)
Revenues                                       $ 8,107
Investment expenses
     Base and percentage rent                    4,099
     FF&E contribution                             762
     Management fees                             1,899
     Other                                       1,261
         Total investment expenses               8,021
                                               -------
Income before taxes                                 86
Provision for income taxes                         (34)
         Net income                            $    52
                                               =======


                                            March 28, 1997
                                            --------------
                                             (unaudited)
         Assets                                $21,042
         Liabilities                           $16,599
         Equity                                $ 4,443

     Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The detail of total hotel sales and a reconciliation to revenues for the twelve weeks ended March 28, 1997.


                                          Twelve weeks ended
                                            March 28, 1997
                                          -------------------
                                             (unaudited)

Total hotel sales
     Rooms                                     $14,438
     Other                                         796
     Total hotel sales                          15,234
                                               -------
Departmental Expenses
     Rooms                                       2,838
     Other operating departments                   288
     General and administrative                  1,266
     Utilities                                     766
     Repairs, maintenance and accidents            832
     Marketing and sales                           806
     Chain services                                331
     Total departmental expenses                 7,127
Revenues                                       $ 8,107
                                               =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

References below to the Company and to items comprising the Company's results of operations are collective references to the Company and its subsidiaries and to consolidated items of the Company's consolidated results of operations.

Overview

Hospitality Properties Trust (the "Company") acquires, owns and leases hotel properties to unaffiliated hotel operators. The Company owned 53 Courtyard by Marriott(R)hotels, 11 Wyndham Garden(R)hotels, one Wyndham(R)hotel, and 18 Residence Inn by Marriott(R)hotels as of March 31, 1997.

The Company's 53 Courtyard by Marriott(R) hotels are all leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50.5 million and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first three months of 1997 these hotels had average occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of 79.5%, $83.55 and $66.42, respectively.

The Company's 18 Residence Inn by Marriott(R) properties are all leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17.2 million and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first three months of 1997 these properties had average occupancy, ADR and RevPar of 80.1%, $97.58 and $78.91, respectively.

The Company's 11 Wyndham Garden(R)hotels are all leased to and operated by subsidiaries of the Wyndham Hotel Corporation. Annual base rent on these 11 properties totals $13.6 million and percentage rent equals 8% of increases in total hotel sales over 1996 levels. The 11 properties have a total of 1,940 guest rooms and are located in seven states. During the first three months of 1997 these hotels had average occupancy, ADR and RevPAR of 76.4%, $95.22 and $72.80, respectively.

In January of 1997 the Company acquired a 381-room full service hotel (the "Salt Lake Hotel") in Salt Lake City, Utah. The hotel is leased to Wyndham Hotel Corporation and is operated as a Wyndham hotel. Annual base rent on this hotel is $3.8 million. The Company will begin receiving percentage rent, in 1998, equal to 5% of increases in total hotel sales over 1997 levels and thereafter annually at 8% of increases in total hotel sales over 1998 levels. During the first three months of 1997 the property had average occupancy, ADR and RevPAR of 75.7%, $102.86, and $77.88, respectively.

In April of 1997 the Company announced plans to acquire 14, existing and to be built, hotels from Marriott International, Inc. for approximately $149 million. The 14 hotels are comprised of ten Residence Inn by Marriott(R) hotels and four Courtyard by Marriott(R) hotels. These Courtyard and Residence Inn properties are or will be leased to and operated by a wholly owned subsidiary of Marriott International for annual base rent of approximately $14.9 million and, beginning after a two year period, percentage rent equal to 7% increases in total sales over levels achieved in the second full year of operation. The Company has acquired nine of the hotels and expects to acquire the five remaining hotels later this year.

All of the Company's leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E").

Quarter Ended March 31, 1997 (dollar amounts in thousands except per share amounts)

Total revenues for the quarter ended March 31, 1997 increased to $25,477 from $10,334 for the quarter ended March 31, 1996. Base and percentage rent increased to $21,894 from $8,671 during the comparable period. The increase primarily is a result of the Company's investment of forty-five hotels acquired between March and May of 1996.

Total expenses for the quarter ended March 31, 1997 increased to $10,567 from $3,712 for the quarter ended March 31, 1996. The increase is the result of increases in depreciation, interest, and general and administrative expenses of $4,036, $2,081, $738, respectively. Depreciation and general and administrative increased as a result of new investments since March 31, 1996. Interest expense increased due to the issuance of the Notes, in late 1996.

Net Income for the quarter ended March 31, 1997 increased to $14,910 ($0.56 per share) from $6,622 ($0.53 per share) from the quarter ended March 31, 1996. The increase is primarily a result of increased base and percentage rent of $13,200 primarily from new investments offset by an increase in total expenses of $6,855 during the comparable period.

Funds from operations (defined as net income plus depreciation and amortization of real estate assets) and cash available for distribution (defined as funds from operations less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to the quarter were $21,683 ($0.81 per share) and $18,684 ($0.70 per share), respectively, compared to funds from operations and cash available for distribution of $9,359 ($0.74 per share) and $7,847 ($0.62 per share), respectively, for the quarter ended March 31, 1996.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

Assets of the Company increased to $884,070 at March 31, 1997 from $466,901 from the quarter ended March 31, 1996. The increase is primarily due to new real estate acquisitions.

At March 31, 1997 the Company had $8,763 of cash and cash equivalents, the ability to borrow up to an additional $200,000 under its Credit Facility ("credit facility"), and also the ability to issue up to $500,000 of equity and/or debt securities from the Company's Shelf Registration.

In January 1997 the Company purchased the Salt Lake Hotel with cash on hand. In April 1997 the Company borrowed $94,000 from the credit facility for the purpose of acquiring nine hotels, and the Company has committed to purchase an additional five hotels from Marriott International, Inc. for an additional investment of approximately $49,353.

The Company continues to actively pursue other acquisition opportunities to diversify and expand its portfolio of hotel properties and expects to utilize funds available under its acquisition line or the Shelf Registration to complete such acquisitions. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such borrowed funds.

Pursuant to the terms of the lease and management agreements, the Company's tenants and operators are required to fund FF&E reserve accounts in amounts equal to a percentage of total hotel sales. Funds escrowed in the FF&E reserve accounts are used for capitalized improvements and replacements to, and refurbishment of, the hotels. The Company believes that these funds will be adequate to maintain the competitiveness of its hotels.

Funding for current expenses and dividends is provided for by operations. To maintain its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, the Company must meet certain requirements including the distribution of at least 95% of its taxable income to its shareholders. As a REIT, the Company expects not to be subject to federal income taxes.

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

Dividends declared in 1996 of $0.59 per share were distributed in 1997. Dividends declared with respect to first quarter 1997 results of $0.59 per share will be paid to shareholders on or about May 15, 1997. Dividends in a year in excess of REIT taxable income for that year constitute return of capital.

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


PART II            Other Information

         Item 2.       Changes in Securities

         (c) In February 1997 the Company issued 14,595 common shares of beneficial interest, par value $.01 per share, ("Common Shares") to HRPT Advisors, Inc., ("Advisors") in satisfaction of 1996 incentive fees of $463,403 payable under the existing advisory agreement between the Company and Advisors, based upon a per Common Share price of $31.75. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

         Item 6.      Exhibits and Reports on Form 8-K

               (a)    Exhibits

               27     Financial Data Schedule

               (b)    Reports on Form 8-K

                      None.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOSPITALITY PROPERTIES TRUST


                           /S/Thomas M. O'Brien
                           Thomas M. O'Brien
                           Treasurer and Chief Financial Officer
                           (authorized officer and principal financial officer)
                           Dated:  May 15, 1997