Form 10-Q
period 1997-06-30
HOSPITALITY PROPERTIES TRUST
filed 1997-08-08
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                 Shares outstanding
        Class                                    at August 7, 1997
        -----                                    -----------------
Common shares of beneficial
interest, $.01 par value per share                   26,872,295

                          HOSPITALITY PROPERTIES TRUST


                                    FORM 10-Q

                                  JUNE 30, 1997

                            CERTAIN IMPORTANT FACTORS

The Company's quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, dispositions, financings, conflicts of interest or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any hotel's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The information contained in the Company's Annual Report on Form 10-K including the information under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," or in Exhibit 99 to such Annual Report or in this Form 10-Q under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" identifies other important factors that could cause such differences.

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


                                                 INDEX

PART I  Financial Information (Unaudited)                                  Page

        Condensed Consolidated Balance Sheets - December 31, 1996
            and June 30, 1997 .............................................   4


        Consolidated Statements of Income - Six Months Ended
            June 30, 1996 and June 30, 1997................................   5


        Consolidated Statements of Income - Three Months Ended
            June 30, 1996 and June 30, 1997................................   6

        Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and June 30, 1997...............   7

        Notes to Financial Statements......................................   8

        Management's Discussion and Analysis of Results of
           Operations and Financial Condition..............................  12

PART II Other Information..................................................  14

        Changes in Securities..............................................  14

        Submission of Matters to a Vote of Shareholders ...................  14

        Exhibits and Reports on Form 8-K...................................  15

                          HOSPITALITY PROPERTIES TRUST


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                           December 31,      June 30,
                                               1996           1997
                                           ------------   ------------
                                                     (unaudited)

ASSETS

Real estate properties                     $   842,687    $ 1,001,995
Accumulated depreciation                       (26,218)       (40,741)
                                           -----------    -----------
                                               816,469        961,254

Cash and cash equivalents                       38,073         13,229
FF&E reserve (restricted cash)                   7,277         11,600
Rent receivable                                  2,638          3,557
Other assets                                     7,146          8,482
                                           -----------    -----------
                                           $   871,603    $   998,122
                                           ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Term debt                                  $   125,000    $   125,000
Revolving debt                                    --          104,000
Security deposits                               81,360        102,359
Other liabilities                               20,035          7,082

Shareholders' equity
    Common shares of beneficial interest           269            269
       Additional paid-in capital              656,253        656,744
       Cumulative net income                    63,013         92,849
       Dividends                               (74,327)       (90,181)
                                           -----------    -----------
           Total shareholders' equity          645,208        659,681
                                           -----------    -----------
                                           -----------    -----------
                                           $   871,603    $   998,122
                                           ===========    ===========






                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     For the Six   For the Six
                                                     Months Ended  Months Ended
                                                       June 30,      June 30,
                                                        1996          1997
                                                     ------------  ------------

Revenues
   Rental income                                       $27,897        $46,407
   FF&E reserve income                                   4,820          7,081
   Interest income                                         628            265
                                                       -------        -------
       Total revenues                                   33,345         53,753
                                                       -------        -------

Expenses
   Interest (including amortization of deferred
     finance costs of $110 and $651, respectively)
                                                         1,962          6,330
   Depreciation and amortization of real estate assets   8,004         14,523
   General and administrative                            2,134          3,064
                                                       -------        -------
       Total expenses                                   12,100         23,917

                                                       -------        -------
Net income                                             $21,245        $29,836
                                                       =======        =======

Weighted average shares outstanding                     19,443         26,867
                                                       =======        =======

Earnings per share.                                      $1.09          $1.11
                                                       =======        =======







                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST


                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                     For the Quarter    For the Quarter
                                                      Ended June 30,     Ended June 30,
                                                           1996               1997
                                                     ---------------    ---------------
Revenues
   Rental income                                         $19,226            $24,513
   FF&E reserve income                                     3,200              3,602
   Interest income                                           585                161
                                                         -------            -------
       Total revenues                                     23,011             28,276
                                                         -------            -------

Expenses
   Interest (including amortization of deferred
      finance costs of $65 and $342, respectively)
                                                           1,747              4,034
   Depreciation and amortization of real estate assets     5,267              7,750
   General and administrative                              1,374              1,566
                                                         -------            -------
       Total expenses                                      8,388             13,350

                                                         -------            -------
Net income                                               $14,623            $14,926
                                                         =======            =======

Weighted average shares outstanding                       26,285             26,872
                                                         =======            =======

Earnings per share.                                        $0.56              $0.56
                                                         =======            =======




                             See accompanying notes



                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)


                                                                     For the Six          For the Six
                                                                     Months Ended         Months Ended
                                                                       June 30,             June 30,
                                                                        1996                 1997
                                                                     ------------         ------------

Cash flows from operating activities
   Net income                                                          $  21,245            $  29,836
   Adjustments to reconcile to cash provided by operating activities
           Depreciation and amortization of real estate assets             8,004               14,523
           Amortization of deferred finance costs as interest                110                  651
           FF&E reserve income                                            (4,820)              (7,081)
           Change in assets and liabilities                                2,553                1,051
                                                                       ---------            ---------
                Cash provided by operating activities                     27,092               38,980
                                                                       ---------            ---------

   Cash flows from investing activities
       Real estate acquisitions                                         (491,304)            (155,050)
Increase in security deposits                                             48,460               20,999
       Purchase of FF&E reserve                                           (5,500)              (1,500)
       Other                                                              (2,500)                --
                                                                       ---------            ---------
                Cash used by investing activities                       (450,844)            (135,551)
                                                                       ---------            ---------

   Cash flows from financing activities
       Draws on credit facility                                          115,650              104,000
       Repayments of credit facility                                     (22,000)                --
       Dividends paid                                                    (22,503)             (31,700)
       Proceeds from issuance of common shares                           358,649                 --
       Financing costs                                                      --                   (573)
                                                                       ---------            ---------
                Cash provided by financing activities                    429,796               71,727
                                                                       ---------            ---------

      Increase/(decrease) in cash and equivalents                      $   6,044            $ (24,844)
                                                                       =========            =========

      Supplemental cash flow information
          Interest paid                                                $   1,750            $   5,666
      Non-cash investing activities
          Property managers' deposits in FF&E reserve                      4,645                6,234
          Purchases of fixed assets with FF&E reserve                      5,789                4,258






                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)
                                   (unaudited)

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

       In May 1997, the Company paid a $0.59 per share dividend to shareholders for the quarter ended March 31, 1997. On July 1, 1997, the Trustees declared a dividend of $0.61 per share be paid to shareholders of record as of July 21, 1997, which will be distributed on or about August 21, 1997.

3. The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("FAS 128"), Statement No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"), Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 128 and FAS 129 must be adopted for the Company's 1997 annual financial statements. FAS 130 and FAS 131 must be adopted for the Company's 1998 financial statements. Management believes that the adoption of FAS 128, FAS 129, FAS 130 and FAS 131 will have no impact on reported results.

4. All of the Company's properties are leased pursuant to long term leases. Each lease requires the lessee to pay minimum rent, percentage rent (a percentage of increases in total hotel sales over total hotel sales in a base year), and all operating costs associated with the hotels. In addition, a percentage of hotel sales related to each lease are paid by the Company's hotel operators into an escrow account to fund certain capital improvements and ongoing renovations necessary to maintain the quality of the properties. In the case of certain leases, this escrow account is maintained by the Company.

       On January 8, 1997, a subsidiary of the Company acquired a 381-room full service hotel in Salt Lake City, Utah for $44 million. The hotel is leased to Wyndham Hotel Corporation and operated as a Wyndham hotel.

       In April 1997, the Company entered an agreement to acquire fourteen hotels from Marriott International, Inc. for $149 million. As of June 30, 1997, the acquisition of ten of these hotels was complete. The Company expects to acquire the remaining four hotels during 1997.

5. As of June 30, 1997, the Company had $104,000 outstanding under its $200,000 revolving acquisition credit facility (the "Credit Facility") which provides for borrowings at one month LIBOR plus a spread. Borrowings may be repaid and reborrowed as necessary until December 31, 1998, at which time the outstanding balance may, at the Company's option (with lender approval), be either repaid or converted into a 10-year loan. In the second quarter of 1997, the Company borrowed $104,000 under the Credit Facility in connection with the acquisition of ten hotels noted above. Certain subsidiaries of the Company are obligated for $125,000 of long-term mortgages payable (Notes). The Notes require payment of interest only through

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)
                                   (unaudited)


       their maturity in December 2001, at which time the principal balance is due. The Notes are prepayable at any time without penalty. Interest on the Notes is equal to one month LIBOR plus a spread.

6. At June 30, 1997, 53 Courtyard by Marriott(R) properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott
       International, Inc. The unaudited results of operations for the twenty-four weeks ended June 14, 1996 and June 20, 1997 and unaudited summarized balance sheet data of the Host Marriott subsidiary to which these 53 Courtyard by Marriott(R) hotels are leased are as follows:

                                                 Twenty-four weeks        Twenty-four weeks
                                                       ended                    ended
                                                  June 14, 1996 (1)       June 20, 1997 (2)
                                                 ------------------       ------------------
                                                     (unaudited)             (unaudited)

Revenues                                              $39,701                 $51,138
Investment expenses
     Base and percentage rent                          19,706                  24,226
     FF&E contribution                                  3,792                   4,942
     Management fees                                    7,177                  11,557
     Other                                              3,768                   4,486
                                                                              -------
                                                                              -------
         Total investment expenses                     34,443                  45,211
                                                      -------                 -------
Income before taxes                                     5,258                   5,927
Provision for income taxes                              2,103                   2,371
                                                      -------                 -------
         Net income                                   $ 3,155                 $ 3,556
                                                      =======                 =======

                                                   June 20, 1997
                                                 ----------------
                                                   (unaudited)

         Assets                                     $  60,236
         Liabilities                                   41,919
         Equity                                        18,317


Revenues in the statements of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The comparable details of total hotel sales and reconciliations to revenue for the twenty-four weeks ended June 14, 1996 and June 20, 1997 are as follows:

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)
                                   (unaudited)

                                              Twenty-four weeks         Twenty-four weeks
                                             ended June 14, 1996(1)    ended June 20, 1997(2)
                                            -----------------------    ----------------------
                                                (unaudited)                  (unaudited)
Total hotel sales
         Rooms                                     $64,881                   $88,041
         Food and beverage                           5,642                     7,104
         Other                                       2,985                     3,706
                                                   -------                   -------
         Total hotel sales                          73,508                    98,851
                                                   -------                   -------
Departmental expenses
         Rooms                                      13,634                    17,919
         Food and beverage                           4,696                     5,855
         Other operating departments                   832                     1,072
         General and administrative                  7,541                    10,365
         Utilities                                   2,742                     3,801
         Repairs, maintenance and accidents            835                     3,969
         Marketing and sales                           843                     1,173
         Chain services                              2,684                     3,559
                                                   -------                   -------
         Total departmental expenses                33,807                    47,713
                                                   -------                   -------
Revenues                                           $39,701                   $51,138
                                                   =======                   =======

(1)  Includes  results of operations of properties from the later of the beginning of the period presented or the acquisition date of the property.
(2)  Includes results for 53 Courtyard by Marriott(R)properties.

7. At June 30, 1997, 18 Residence Inn by Marriott(R)properties of a Company subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the twenty-four weeks ended June 14, 1996 and June 20, 1997 and unaudited summarized balance sheet data of the Host Marriott Corporation subsidiary to which these 18 Residence Inn by Marriott(R)hotels are leased are as follows:

                                              Twenty-four weeks         Twenty-four weeks
                                             ended June 14, 1996(1)    ended June 20, 1997(2)
                                            -----------------------    ----------------------
                                                (unaudited)                  (unaudited)
 Revenues                                          $ 7,529                     $17,701
Investment expenses
     Base and percentage rent                       3,091                       8,019
     FF&E contribution                                686                       1,594
     Management fees                                1,834                       4,100
     Other                                            490                       1,763
                                                  -------                     -------
         Total investment expenses                  6,101                      15,476
                                                  -------                     -------
Income before taxes                                 1,428                       2,225
Provision for income taxes                            571                         890
                                                  -------                     -------
         Net income                               $   857                     $ 1,335
                                                  =======                     =======
                                                  June 20, 1997
                                                 --------------
                                                 (unaudited)
         Assets                                   $21,295
         Liabilities                               15,569
         Equity                                     5,726

Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses)

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)
                                   (unaudited)


         and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The details of total hotel sales and a reconciliation to revenues for the twenty-four weeks ended June 14, 1996 and June 20, 1997 are as follows:

                                              Twenty-four weeks         Twenty-four weeks
                                             ended June 14, 1996(1)    ended June 20, 1997(2)
                                            -----------------------    ----------------------
                                                (unaudited)                  (unaudited)

Total hotel sales
         Rooms                                      $13,090                  $30,209
         Other                                          699                    1,666
                                                    -------                  -------
             Total hotel sales                       13,789                   31,875
                                                    -------                  -------
Departmental expenses
         Rooms                                        2,608                    5,859
         Other operating departments                    147                      593
         General and administrative                   1,139                    2,447
         Utilities                                      554                    1,331
         Repairs, maintenance and accidents             792                    1,727
         Marketing and sales                            786                    1,570
         Chain services                                 234                      647
                                                    -------                  -------
             Total departmental expenses              6,260                   14,174
                                                    -------                  -------
Revenues                                            $ 7,529                  $17,701
                                                    =======                  =======

(1)  Includes  results of operations of properties from the later of the beginning of the period presented or the acquisition date of the property.
(2)  Includes results for 18 Residence Inn by Marriott(R)properties.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

References below to the Company and to items comprising the Company's results of operations are collective references to the Company and its subsidiaries and to consolidated items of the Company's consolidated results of operations.

Overview

Hospitality Properties Trust (the "Company") acquires, owns and leases hotel properties to unaffiliated hotel operators. The Company owned 55 Courtyard by Marriott(R)hotels, 11 Wyndham Garden(R)hotels, one Wyndham(R)hotel, and 26 Residence Inn by Marriott(R)hotels as of June 30, 1997.

Fifty-three of the Company's Courtyard by Marriott(R) hotels are leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50.5 million and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first six months of 1997 these hotels had average occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of 81.8%, $84.16 and $68.86, respectively.

Eighteen of the Company's Residence Inn by Marriott(R) properties are leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17.2 million and percentage rent equals 7.5% of increases in total hotel sales over 1997 first quarter levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first six months of 1997 these properties had average occupancy, ADR and RevPAR of 83.3%, $99.09 and $82.56, respectively.

The Company's 11 Wyndham Garden(R) hotels are leased to and operated by subsidiaries of the Wyndham Hotel Corporation. Annual base rent on these 11 properties totals $13.6 million and percentage rent equals 8% of increases in total hotel sales over 1997 first quarter levels. The 11 properties have a total of 1,940 guest rooms and are located in seven states. During the first six months of 1997 these hotels had average occupancy, ADR and RevPAR of 79.3%, $91.59 and $72.59, respectively.

In January of 1997 the Company acquired a 381-room full service hotel (the "Salt Lake Hotel") in Salt Lake City, Utah. The hotel is leased to Wyndham Hotel Corporation and is operated as a Wyndham hotel. Annual base rent on this hotel is $3.8 million. The Company will begin receiving percentage rent, in 1998, equal to 5% of increases in total hotel sales over 1997 levels and thereafter annually at 8% of increases in total hotel sales over 1998 levels. During the first six months of 1997 the property had average occupancy, ADR and RevPAR of 76.6%, $100.66, and $77.06, respectively.

In April of 1997 the Company announced plans to acquire 14, existing and to be built, hotels from Marriott International, Inc. for approximately $149 million. The 14 hotels are comprised of ten Residence Inn by Marriott(R) hotels and four Courtyard by Marriott(R) hotels. These Courtyard and Residence Inn properties are or will be leased to and operated by a wholly owned subsidiary of Marriott International for annual base rent of approximately $14.9 million plus, beginning after a two year period, percentage rent equal to 7% increases in total sales over levels achieved in the second full year of operation. As of August 7, the Company has acquired ten of these hotels, with 1,349 rooms, and expects to acquire the four remaining hotels, with 470 rooms, later this year. At June 30, 1997, these properties had an approximate average operating history of just over 6 months. Because these properties have a limited operating history, a display of average occupancy, ADR and RevPAR for the full 1997 periods for these properties is not meaningful. For the four-weeks ended June 20, 1997, occupancy, ADR and RevPAR for these 10 open and operating hotels were 74.7%, $81.60 and $61.05, respectively.

All of the Company's leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E").

Quarter Ended June 30, 1997 (dollar amounts in thousands except per share amounts)

Total revenues for the quarter ended June 30, 1997 increased to $28,276 from $23,011 for the quarter ended June 30, 1996. Base and percentage rent increased to $24,513 from $19,226 during the comparable period. The increase primarily is a result of the Company's investment in eleven hotels acquired during 1997 as well as increased percentage rent revenues from 53 Courtyard by Marriott(R) properties, 18 Residence Inns by Marriott(R) and 11 Wyndham Garden(R) hotels.

Total expenses for the quarter ended June 30, 1997 increased to $13,350 from $8,388 for the quarter ended June 30, 1996. The increase is the result of increases in depreciation, interest, and general and administrative expenses of $2,483, $2,287, and $192, respectively. Depreciation and general and administrative increased as a result of new investments since June 30, 1996. Interest expense increased due to the issuance of the Notes, in late 1996, as well as borrowings under the credit facility in the quarter ended June 30, 1997.

Net Income for the quarter ended June 30, 1997 increased to $14,926 ($0.56 per share) from $14,623 ($0.56 per share) from the quarter ended June 30, 1996. The increase is primarily a result of increased base and percentage rent of $5,287 primarily from new investments offset by an increase in total expenses of $4,962, primarily from interest and depreciation related to new investments, during the comparable period in 1996.

Funds from operations (defined as net income plus depreciation and amortization of real estate assets) and cash available for distribution (defined as funds from operations less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to the quarter were $22,676 ($0.84 per share) and $19,592 ($0.73 per share), respectively, compared to funds from operations and cash available for distribution of $19,890 ($0.76 per share) and $16,889 ($0.64 per share), respectively, for the quarter ended June 30, 1996.

Six Months ended June 30, 1997 (dollar amounts in thousands except per share amounts)

Total revenues for the six months ended June 30, 1997 increased to $53,753 from $33,345 for the six months ended June 30, 1996. Base and percentage rent increased to $46,407 from $27,897 during the comparable period. The increase primarily is a result of the Company's investment in forty-five hotels acquired between March and May of 1996 and ten hotels acquired in 1997 prior to June 30, 1997, as well as increased percentage rent revenues from 53 Courtyard by Marriott(R) properties, 18 Residence Inn by Marriott(R) and 11 Wyndham Garden(R) hotels.

Total expenses for the six months ended June 30, 1997 increased to $23,917 from $12,100 for the six months ended June 30, 1996. The increase is the result of increases in depreciation, interest, and general and administrative expenses of $6,519, $4,368, $930, respectively. Depreciation and general and administrative increased as a result of new investments since June 30, 1996. Interest expense increased due to the issuance of the Notes, in late 1996 as well as borrowings under the credit facility in the quarter ended June 30, 1997.

Net Income for the six months ended June 30, 1997 increased to $29,836 ($1.11 per share) from $21,245 ($1.09 per share) from the six months ended June 30, 1996. The increase is primarily a result of increased base and percentage rent of $18,510 primarily from new investments offset by an increase in total expenses of $11,817, primarily from interest and depreciation, during the comparable period.

Funds from operations and cash available for distribution related to the six months were $44,359 ($1.65 per share) and $38,276 ($1.42 per share), respectively, compared to funds from operations and cash available for distribution of $29,249 ($1.50 per share) and $24,736 ($1.27 per share), respectively, for the six months ended June 30, 1996.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

Assets of the Company increased to $998,122 at June 30, 1997 from $840,964 from the quarter ended June 30, 1996. The increase is primarily due to new real estate acquisitions.

At June 30, 1997 the Company had $13,229 of cash and cash equivalents and the ability to borrow up to an additional $96,000 under its credit facility ("Credit Facility"). The Company has on file an effective shelf registration statement for up to $500,000 of equity and/or debt securities (the " Shelf Registration").

In January 1997 the Company purchased the Salt Lake Hotel for approximately $44,000. Later in 1997 the Company acquired ten hotels (eight Residence Inn by Marriott(R) and two Courtyard by Marriott(R)) for approximately $111,000. Net cash used to make these acquisitions was approximately $134,000 plus closing costs, funded primarily with draws of $104,000 under the Credit Facility and cash on hand. The terms of these acquisitions called for a portion of the purchase price to be withheld to secure the tenants' obligations under the related leases. The Company has committed to purchase an additional four hotels from Marriott International, Inc. for an additional total investment of approximately $39,373.

The Company continues to actively pursue other acquisition opportunities to diversify and expand its portfolio of hotel properties and expects to utilize funds on hand and funds available under its Credit Facility or the Shelf Registration to complete such acquisitions. The Company intends to balance the use of debt and equity in such a manner that the long term cost of funds borrowed to acquire facilities is appropriately matched, to the extent practicable, to the terms of the investments made with such borrowed funds.

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

Dividends with respect to the first quarter 1997 results declared on March 31, 1997 of $0.59 per share were distributed on May 15, 1997. Dividends declared with respect to second quarter 1997 results of $0.61 per share will be paid to shareholders on or about August 21, 1997. Dividends in a year in excess of REIT taxable income for that year constitute return of capital.

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


PART II        Other Information

Item 2.  Changes in Securities

         Effective May 20, 1997 the Company's Board of Trustees adopted a Shareholder Protection Rights Plan, pursuant to which the Board of Trustees created a class of authorized but unissued Junior Participating Preferred Shares, par value $.01 per share, and declared a dividend of one Preferred Share Purchase Right per outstanding Common Share of Beneficial Interest. The terms of the Junior Participating Preferred Shares and the Plan are described in the Company's Current Report on Form 8-K dated May 20, 1997 which is hereby incorporated herein by reference.

         Pursuant to the Company's Incentive Share Award Plan, each of the Company's independent trustees received an automatic annual grant of 300 Common Shares of Beneficial Interest on May 20, 1997, valued at $31.00 per share, the closing price of the Company's shares on the New York Stock Exchange on May 19, 1997. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Shareholders

         At the Company's regular annual meeting of shareholders held on May 20, 1997, Gerard M. Martin was re-elected Trustee of the Company (23,338,899 voted for, votes with respect to 256,746 shares withheld and 16,309 shares present but not voted) and William J. Sheehan was re-elected Trustee of the Company (23,329,939 voted for, votes with respect to 265,706 shares withheld and 16,309 shares present but not voted). The terms of Messrs. Martin and Sheehan will extend until the Company's 2000 annual meeting of shareholders. Messrs. John L. Harrington, Arthur G. Koumantzelis and Barry M. Portnoy continue to serve as Trustees with terms expiring in 1999, 1998 and 1999, respectively.

         Also during such meeting a proposal to amend the Company's declaration of trust to allow the Board of Trustees to increase or decrease the authorized capital stock of the Company without shareholder approval was adopted (13,642,719 voted for, 3,790,719 voted against, votes with respect to 330,104 shares withheld and 5,848,170 shares present but not voted).


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         27    Financial Data Schedule

         (b)   Reports on Form 8-K

               1.   The Company  filed a current  report on Form 8-K,  dated May
                    20, 1997,   with  respect  to  adoption  of  a   shareholder
                    protection rights plan.

               2. The Company filed a current report on Form 8-K, dated April 3, 1997, with respect to the acquisition or proposed acquisition of 14 hotels from subsidiaries of Marriott International, Inc.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HOSPITALITY PROPERTIES TRUST


                         /S/Thomas M. O'Brien
                            Thomas M. O'Brien
                            Treasurer and Chief Financial Officer
                               (authorized officer and principal
                               financial officer)
                            Dated:  August 8, 1997