Form 10-Q
period 1997-09-30
HOSPITALITY PROPERTIES TRUST
filed 1997-11-14
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       OR\
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


                                                     Shares outstanding
       Class                                         at November 7, 1997
------------------------------------                 -------------------
Common shares of beneficial
interest, $0.01 par value per share                        26,878,295

                                    FORM 10-Q

                               SEPTEMBER 30, 1997


                                      INDEX
                                                                                                          Page
PART I           Financial Information (Unaudited)


                 Condensed Consolidated Balance Sheets - September 30, 1996 and
                      September 30, 1997                                                                    3

                 Consolidated Statements of Income - Nine Months Ended September 30, 1996
                       and September 30, 1997                                                               4

                 Consolidated Statements of Income - Three Months Ended September 30, 1996
                       and September 30, 1997                                                               5

                 Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                     September 30, 1996 and September 30, 1997                                              6


                 Notes to Condensed Consolidated Financial Statements                                       7


                 Management's Discussion and Analysis of Results of Operations and
                    Financial Condition                                                                    11


PART II          Other Information                                                                         14


                          HOSPITALITY PROPERTIES TRUST


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                            December 31,        September 30,
                                               1996                 1997
                                          --------------       -------------
                                                                (unaudited)
ASSETS

Real estate properties                     $   842,687          $ 1,006,740
Accumulated depreciation                       (26,218)             (48,746)
                                           -----------          -----------
                                               816,469              957,994

Cash and cash equivalents                       38,073               13,955
FF&E reserve (restricted cash)                   7,277               11,759
Rent receivable                                  2,638                  776
Other assets                                     7,146                8,290
                                           -----------          -----------
                                           $   871,603          $   992,780
                                           ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Term debt                                  $   125,000          $   125,000
Revolving debt                                    --                104,000
Security deposits                               81,360              102,359
Other liabilities                               20,035                2,957
Shareholders' equity

    Common shares of beneficial interest           269                  269
    Additional paid-in capital                 656,523              656,906
    Cumulative net income                       63,013              107,866
    Dividends                                  (74,327)            (106,577)
                                           -----------          -----------
      Total shareholders' equity               645,208              658,464
                                           -----------          -----------
                                           $   871,603          $   992,780
                                           ===========          ===========


                             See accompanying notes


                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)
                                                    (unaudited)


                                                                  For the Nine      For the Nine
                                                                  Months Ended      Months Ended
                                                                  September 30,     September 30,
                                                                      1996              1997
                                                                  ------------      ------------
Revenues
   Rental income                                                      $48,661          $71,158
   FF&E reserve income                                                  8,798           11,138
   Interest income                                                        764              474
                                                                      -------          -------
       Total revenues                                                  58,223           82,770
                                                                      -------          -------
Expenses
   Interest (including amortization of deferred finance costs of
       $176 and $989, respectively)                                     3,661           10,602
   Depreciation and amortization of real estate assets                 14,174           22,528
   General and administrative                                           3,697            4,787
                                                                      -------          -------
       Total expenses                                                  21,532           37,917
                                                                      -------          -------
Net income                                                            $36,691          $44,853
                                                                      =======          =======
Weighted average shares outstanding                                    21,932           26,871
                                                                      =======          =======

Earnings per share.                                                   $  1.67          $  1.67
                                                                      =======          =======



                             See accompanying notes


                                          HOSPITALITY PROPERTIES TRUST


                                       CONSOLIDATED STATEMENTS OF INCOME
                                    (in thousands, except per share amounts)
                                                  (unaudited)



                                                                   For the Quarter          For the Quarter
                                                                 Ended September 30,       Ended September 30,
                                                                         1996                      1997
                                                                 -------------------       -------------------
Revenues
   Rental income                                                       $20,764                 $24,751
   FF&E reserve income                                                   3,978                   4,057
   Interest income                                                         136                     209
                                                                       -------                 -------
       Total revenues                                                   24,878                  29,017
                                                                       -------                 -------

Expenses
   Interest (including amortization of deferred finance costs of
      $66 and $338, respectively)                                        1,699                   4,272
   Depreciation and amortization of real estate assets                   6,170                   8,005
   General and administrative                                            1,563                   1,723
                                                                       -------                 -------
       Total expenses                                                    9,432                  14,000
                                                                       -------                 -------
Net income                                                             $15,446                 $15,017
                                                                       =======                 =======
Weighted average shares outstanding                                     26,857                  26,878
                                                                       =======                 =======

Earnings per share.                                                    $  0.58                 $  0.56
                                                                       =======                 =======


                                             See accompanying notes

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (unaudited)

                                                                     For the Nine      For the Nine
                                                                     Months Ended      Months Ended
                                                                     September 30,     September 30,
                                                                         1996              1997
                                                                     ------------      ------------

Cash flows from operating activities
   Net income                                                          $  36,691         $  44,853
   Adjustments to reconcile to cash provided by operating activities
       Depreciation and amortization of real estate assets                14,174            22,528
       Amortization of deferred finance costs as interest                    176               989
       FF&E reserve income                                                (8,789)          (11,138)
       Change in assets and liabilities                                      998              (283)
                                                                       ---------         ---------
           Cash provided by operating activities                          43,241            56,949
                                                                       ---------         ---------
Cash flows from investing activities
   Real estate acquisitions                                             (491,638)         (155,897)
   Increase in security deposits                                          48,460            20,999
   Purchase of FF&E reserve                                               (5,500)           (1,500)
   Payments for purchase option                                           (2,500)             --
                                                                       ---------         ---------
           Cash used for investing activities                           (451,178)         (136,398)
                                                                       ---------         ---------
Cash flows from financing activities
Draws on credit facility                                                 115,650           104,000
      Repayments of credit facility                                      (22,000)             --
      Dividends paid                                                     (38,080)          (48,096)
Proceeds from issuance of common shares                                  358,633              --
Financing costs                                                             --                (573)
                                                                       ---------         ---------
           Cash provided by financing activities                         414,203            55,331
                                                                       ---------         ---------
Increase (decrease) in cash and equivalents                            $   6,266         $ (24,118)
                                                                       =========         =========
Supplemental cash flow information
   Interest paid                                                       $   3,412         $   9,602
Non-cash investing activities
   Property managers' deposits in FF&E reserve                             8,928             9,717
   Purchases of fixed assets with FF&E reserve                             9,242             6,117


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

     In August 1997, the Company paid a $0.61 per share dividend to shareholders for the quarter ended June 30, 1997. On October 10, 1997, the Trustees declared a dividend of $0.62 per share be paid to shareholders of record as of October 24, 1997, which will be distributed on or about November 20, 1997.

3. The Financial Accounting Standards Board has issued Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("FAS 128"), Statement No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"), Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 128 and FAS 129 must be adopted for the Company's 1997 annual financial statements. FAS 130 and FAS 131 must be adopted for the Company's 1998 financial statements. Management believes that the adoption of FAS 128, FAS 129, FAS 130 and FAS 131 would have no impact on reported results.

4. All of the Company's properties are leased pursuant to long term leases. Each lease requires the lessee to pay minimum rent, percentage rent (a percentage of increases in total hotel sales over total hotel sales in a base year), and all operating costs associated with the hotels. In addition, a percentage of hotel sales related to each lease is paid by the Company's hotel operators into an escrow account to fund certain capital improvements and ongoing renovations necessary to maintain the quality of the properties. In the case of certain leases, this escrow account is maintained by the Company.

     On January 8, 1997, a subsidiary of the Company acquired a 381-room full service hotel in Salt Lake City, Utah for $44,000. The hotel is leased to Wyndham Hotel Corporation and operated as a Wyndham(R)hotel.

     In April 1997, the Company entered an agreement to acquire fourteen hotels from Marriott International, Inc. for $149,000. As of September 30, 1997, the acquisition of ten of these hotels was complete. Three hotels were purchased in October 1997, and the Company expects to acquire the remaining hotel during 1997.

     In October 1997, the Company entered an agreement to acquire an additional nine hotels from Marriott International, Inc. for $129,000. In October 1997, acquisition of two of these hotels was completed and the Company expects to close on the remaining seven hotels as construction is completed by the end of 1998.

     In October 1997, the Company entered into an agreement to purchase fourteen Sumner Suites hotels from ShoLodge, Inc. (Nasdaq:LODG) for $144,000. The acquisition is expected to be completed in the 1997 fourth quarter.

5. As of September 30, 1997, the Company had $104,000 outstanding under its revolving acquisition credit facility (the "Credit Facility") which provides for borrowings at one month LIBOR plus a spread. Borrowings may be repaid and reborrowed as necessary until December 31, 1998, at which time the outstanding balance may, at the Company's option (with lender approval), be either repaid or converted into a 10-year loan. In October of 1997, the Company borrowed $40,000 under the Credit Facility in connection with the acquisition of hotels noted above. During the 1997 fourth quarter, the Company held discussions with the lender under the Credit Facility and has agreed, subject to finalization of definitive documents, to expand the Credit Facility by $250,000 to $450,000 and amend the terms of the Credit Facility to provide, among other things, interest at a lower spread over LIBOR. The additional $250,000 is expected to be available for draw until December 31, 1997.

     Certain subsidiaries of the Company are obligated for $125,000 of long-term mortgages payable (Notes). The Notes require payment of interest only through their maturity in December 2001, at which time the principal balance is due. The Notes are prepayable at any time without penalty. Interest on the Notes is equal to one month LIBOR plus a spread.

6. At September 30, 1997, 53 Courtyard by Marriott(R)properties of the Company and one of its subsidiaries were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The unaudited results of operations for the thirty-six weeks ended September 6, 1996 and September 12, 1997 and unaudited summarized balance sheet data of the Host Marriott subsidiary to which these 53 Courtyard by Marriott(R)hotels are leased are as follows:

                                        Thirty-six weeks      Thirty-six weeks
                                              ended                 ended
                                          September 6,          September 12,
                                            1996 (1)              1997 (2)
                                        ----------------      -----------------
                                          (unaudited)            (unaudited)

Revenues                                    $63,503               $77,434
Investment expenses
     Base and percentage rent                30,852                36,348
     FF&E contribution                        6,240                 7,497
     Management fees                         11,621                16,259
     Other                                    5,386                 7,284
                                            -------               -------
         Total investment expenses           54,099                67,388
                                            -------               -------
Income before taxes                           9,404                10,046
Provision for income taxes                    3,942                 4,018
                                            -------               -------
         Net income                         $ 5,462               $ 6,028
                                            =======               =======

                                       September 12, 1997
                                     --------------------
                                         (unaudited)

         Assets                             $62,671
         Liabilities                         39,868
         Equity                              22,803

     Revenues in the statements of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The comparable details of total hotel sales and reconciliations to revenue for the thirty-six weeks ended September 6, 1996 and September 12, 1997 are as follows:

                                     HOSPITALITY PROPERTIES TRUST
                                    NOTES TO FINANCIAL STATEMENTS
                       (dollar amounts in thousands, except per share amounts)

                                                  Thirty-six weeks ended     Thirty-six weeks ended
                                                   September 6, 1996(1)       September 12, 1997(2)
                                                  ----------------------     -----------------------
                                                        (unaudited)                 (unaudited)
Total hotel sales
         Rooms                                            $109,631                     $133,990
         Food and beverage                                   9,387                       10,469
         Other                                               4,892                        5,477
                                                          --------                     --------
         Total hotel sales                                 123,910                      149,936
                                                          --------                     --------
Departmental expenses
         Rooms                                              22,873                       27,590
         Food and beverage                                   8,022                        8,818
         Other operating departments                         1,350                        1,626
         General and administrative                         12,656                       15,594
         Utilities                                           4,693                        5,756
         Repairs, maintenance and accidents                  4,808                        6,069
         Marketing and sales                                 1,482                        1,651
         Chain services                                      4,523                        5,398
                                                          --------                     --------
         Total departmental expenses                        60,407                       72,502
                                                          --------                     --------
Revenues                                                  $ 63,503                     $ 77,434
                                                          ========                     ========

(1)      Includes  results of operations of properties  from the later of the beginning of the period  presented or the  acquisition date of the property.
(2)      Includes results for 53 Courtyard by Marriott(R)properties.

7. At September 30, 1997, 18 Residence Inn by Marriott(R)properties of a Company subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the thirty-six weeks ended September 6, 1996 and September 12, 1997 and unaudited summarized balance sheet data of the Host Marriott Corporation subsidiary to which these 18 Residence Inn by Marriott(R)hotels are leased are as follows:

                                                  Thirty-six weeks ended     Thirty-six weeks ended
                                                   September 6, 1996(1)       September 12, 1997(2)
                                                  ----------------------     -----------------------
                                                        (unaudited)                 (unaudited)
Revenues                                                 $16,186                      $27,214
Investment expenses
     Base and percentage rent                              6,623                       12,099
     FF&E contribution                                     1,480                        2,443
     Management fees                                       3,639                        6,318
     Other                                                 1,164                        2,621
                                                         -------                      -------
         Total investment expenses                        12,906                       23,481
                                                         -------                      -------
Income before taxes                                        3,280                        3,733
Provision for income taxes                                 1,312                        1,493
                                                         -------                      -------
         Net income                                      $ 1,968                      $ 2,240
                                                         =======                      =======

                                                     September 12, 1997
                                                     ------------------
                                                        (unaudited)

         Assets                                          $21,489
         Liabilities                                      14,858
         Equity                                            6,631

Revenues in the statement of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses)

                          HOSPITALITY PROPERTIES TRUST
                          NOTES TO FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)


and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The details of total hotel sales and a reconciliation to revenues for the thirty-six weeks ended September 6, 1996 and September 12, 1997 are as follows:

                                             Thirty-six weeks ended     Thirty-six weeks ended
                                              September 6, 1996(1)       September 12, 1997(2)
                                             ----------------------     -----------------------
                                                   (unaudited)                 (unaudited)
Total hotel sales
         Rooms                                        $28,097                 $46,257
         Other                                          1,500                   2,593
             Total hotel sales                         29,597                  48,850

Departmental expenses
         Rooms                                          5,565                   8,986
         Other operating departments                      313                     909
         General and administrative                     2,522                   3,833
         Utilities                                      1,252                   1,982
         Repairs, maintenance and accidents             1,598                   2,539
         Marketing and sales                            1,651                   2,423
         Chain services                                   510                     964
             Total departmental expenses               13,411                  11,741
                                                      -------                 -------
Revenues                                              $16,186                 $27,214
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

Overview

Hospitality Properties Trust (the "Company") acquires, owns and leases hotel properties to unaffiliated hotel operators. The Company owned 55 Courtyard by Marriott(R)hotels, 11 Wyndham Garden(R)hotels, one Wyndham(R)hotel, and 26 Residence Inn by Marriott(R)hotels as of September 30, 1997.

Fifty-three of the Company's Courtyard by Marriott(R)hotels are leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott"). Annual base rent on these 53 properties totals $50.5 million and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first nine months of 1997 these hotels had average occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of 82.9%, $84.28 and $69.87, respectively, in the 1997 period versus 81.6%, $77.99 and $63.64, respectively, for the comparable 1996 period

Eighteen of the Company's Residence Inn by Marriott(R)properties are leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott. Annual base rent on these 18 properties totals $17.2 million and percentage rent equals 7.5% of increases in total hotel sales over 1997 first quarter levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first nine months of 1997 these properties had average occupancy, ADR and RevPAR of 84.7%, $99.56 and $84.33, respectively, in the 1997 period versus 87.2%, $90.04 and $78.51, respectively, for the comparable 1996 period.

The Company's 11 Wyndham Garden(R)hotels are leased to and operated by subsidiaries of the Wyndham Hotel Corporation. Annual base rent on these 11 properties totals $13.6 million and percentage rent equals 8% of increases in total hotel sales over 1997 first quarter levels. The 11 properties have a total of 1,940 guest rooms and are located in seven states. During the first nine months of 1997 these hotels had average occupancy, ADR and RevPAR of 79.1%, $89.82 and $71.05, respectively, in the 1997 period versus 77.8%, $84.28 and $65.57, respectively, for the comparable 1996 period.

In January of 1997 the Company acquired a 381-room full service hotel (the "Salt Lake Hotel") in Salt Lake City, Utah. The hotel is leased to Wyndham Hotel Corporation and is operated as a Wyndham(R) hotel. Annual base rent on this hotel is $4.4 million. The Company has agreed to provide up to $3 million for renovations to this hotel; as such funding is drawn the minimum rent for this Salt Lake Hotel increases. The Company will begin receiving percentage rent in 1998 equal to 5% of increases in total hotel sales over 1997 levels and thereafter annually at 8% of increases in total hotel sales over 1998 levels. During the first nine months of 1997 the property had average occupancy, ADR and RevPAR of 75.8%, $97.58, and $73.99, respectively. Wyndham Hotel Corporation has guaranteed this lease until operating at the Salt Lake Hotel cover the rent according to a formula, and this guaranty is secured by a cash deposit.

In March 1997 the Company agreed to acquire 10 Residence Inn by Marriott(R) hotels (1,276 suites) and four Courtyard by Marriott(R) hotels (543 rooms) for $148.8 million from Marriott. All of these hotels were developed by Marriott and are less than one year old. The Company purchases these hotels as they are opened and leases them to a subsidiary of Marriott through 2014 plus renewal options. The annual minimum rent payable under these leases is equal to 10% of the purchase prices and will total $14.9 million when all of these hotels are acquired. The leases require percentage rents beginning after operations of these hotels are stabilized as well as renovation escrows. The lease for all 14 of these hotels are subject to cross default and all or none renewal options. A cash security deposit equal to one year's minimum rent (totaling $14.9 million when all 14 hotels are acquired) is required. In addition, Marriott has guaranteed the lease payments until operations of these hotels are stabilized and cover the rent according to a formula. As of October 13, the Company has acquired 13 of these hotels, with 1,697 rooms, and expects to acquire the one remaining hotel, with 122 rooms, later this year. At September 30, 1997, these properties had an approximate average operating history of just over 9 months. Because these properties have a limited operating history, a display of average occupancy, ADR and RevPAR for the full 1997 periods for these properties is not meaningful. For the twelve weeks ended September 12, 1997, occupancy, ADR and RevPAR for those 10 open and operating hotels were 75.6%, $81.11 and $61.32, respectively.

In September 1997 the Company agreed to acquire from Marriott six Courtyard by Marriott(R)hotels (829 rooms) and three Residence Inn by Marriott(R)hotels (507 suites) for $129.4 million. These hotels are being leased to a separate subsidiary of Marriott through 2010 plus renewal options. The terms of these acquisitions and leases are substantially similar to the terms described above for the 14 hotels purchased from Marriott. As of November 7, 1997 two of these hotels have been acquired; the remaining seven are expected to be acquired periodically during 1997 and 1998. Because the two properties purchased to date have a limited operating history, a display of average occupancy, ADR and RevPAR is not meaningful.

All of the Company's leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment (the "FF&E Reserve").

Quarter Ended September 30, 1997 (dollar amounts in thousands except per share amounts)

Total revenues for the quarter ended September 30, 1997 increased to $29,017 from $24,878 for the quarter ended September 30, 1996. Base and percentage rent increased to $24,751 from $20,764 during the comparable period. The increase primarily is a result of the Company's investment in 11 hotels acquired during 1997 as well as increased percentage rent revenues from 53 Courtyard by
Marriott(R)properties, 18 Residence Inns by Marriott(R)and 11 Wyndham Garden(R)hotels.

Total expenses for the quarter ended September 30, 1997 increased to $14,000 from $9,432 for the quarter ended September 30, 1996. The increase is the result of increases in depreciation, interest, and general and administrative expenses of $1,835, $2,573, and $160, respectively. Depreciation and general and administrative increased as a result of new investments since September 30, 1996. Interest expense increased due to the issuance of the Notes, in late 1996, as well as borrowings under the Credit Facility (defined below) in the second quarter of 1997.

Net Income for the quarter ended September 30, 1997 was $15,017 ($0.56 per share) compared to $15,446 ($0.58 per share) from the quarter ended September 30, 1996. The decrease is primarily a result of increased expenses of $4,568 primarily from interest and depreciation related to new investments, offset by an increase in total revenues of $4,139 primarily from new investments. These changes in revenue and expense amounts, combined with the Company's issuance of additional shares as a result of its 1996 public offering, caused earnings for the quarter ended September 30, 1997 on a per share basis to decline by $.02 from the comparable 1996 period.

Funds from operations (defined as net income plus depreciation and amortization of real estate assets) and cash available for distribution (defined as funds from operations less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to the quarter ended September 30, 1997 were $23,022 ($0.86 per share) and $19,492 ($0.73 per share), respectively, compared to funds from operations and cash available for distribution of $21,616 ($0.80 per share) and $17,876 ($0.67 per share), respectively, for the quarter ended September 30, 1996.

Nine months ended September 30, 1997 (dollar amounts in thousands except per share amounts)

Total revenues for the nine months ended September 30, 1997 increased to $82,770 from $58,223 for the nine months ended September 30, 1996. Base and percentage rent increased to $71,158 from $48,661 during the comparable period. The increase is primarily a result of the Company's investment in 45 hotels acquired between March and May of 1996 and 11 hotels acquired in 1997 prior to September 30, 1997, as well as increased percentage rents from 53 Courtyard by Marriott(R)properties, 18 Residence Inn by Marriott(R)and 11 Wyndham Garden(R)hotels.

Total expenses for the nine months ended September 30, 1997 increased to $37,917 from $21,532 for the nine months ended September 30, 1996. The increase is the result of increases in depreciation, interest, and general and administrative expenses of $8,354, $6,941, $1,090, respectively. Depreciation and general and administrative increased as a result of new investments since September 30, 1996. Interest expense increased due to the issuance of the Notes in late 1996 as well as borrowings under the Credit Facility in 1997.

Net Income for the nine months ended September 30, 1997 increased to $44,853 ($1.67 per share) from $36,691 ($1.67 per share) for the nine months ended September 30, 1996. The increase is primarily a result of increased base and percentage rent of $22,497, primarily from new investments, offset by an increase in total expenses of $16,385, primarily from interest and depreciation, during the comparable period. These changes in revenue and expense amounts, combined with the Company's issuance of additional shares as a result of its 1996 public offering, caused earnings for the nine months ended September 30, 1997 on a per share basis to remain unchanged from the comparable 1996 period.

Funds from operations and cash available for distribution related to the nine months ended September 30, 1997 were $67,381 ($2.51 per share) and $57,768 ($2.15 per share), respectively, compared to funds from operations and cash available for distribution of $50,865 ($2.32 per share) and $42,611 ($1.94 per share), respectively, for the nine months ended September 30, 1996.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

Assets of the Company increased to $992,780 at September 30, 1997 from $871,603 as December 31, 1997. The increase is primarily due to new real estate acquisitions.

At September 30, 1997 the Company had $13,955 of cash and cash equivalents. In the fourth quarter of 1997, the Company has held discussions with the lender under the credit facility ("Credit Facility") and has agreed, subject to finalization of definitive documents, to expand the Credit Facility by $250,000 to $450,000. When finalized, the Company will have up to $200,000 available for draw, repayment and redraw through December 31, 1998 and an additional $250,000 available for draw through December 31, 1997. As of November 7, 1997 the Company had $144,000 outstanding on the Credit Facility. The Company has on file an effective shelf registration statement for up to $500,000 of equity and/or debt securities (the "Shelf Registration").

In January 1997 the Company purchased the Salt Lake Hotel for approximately $44,000. Later in 1997 the Company acquired fifteen hotels (Residence Inn by Marriott(R)and Courtyard by Marriott(R)) for approximately $166,000. Net cash used to make these acquisitions of $150,000 plus closing costs, was funded primarily with draws under the Credit Facility and cash on hand. The terms of these acquisitions called for a portion of the purchase price to be withheld to secure the tenants' obligations under the related leases. The Company is committed to purchase an additional eight hotels from Marriott for an additional total investment of approximately $112,405 which are expected to close as construction is completed at various dates during 1997 and 1998.

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

Pursuant to the terms of the lease and management agreements, the Company's tenants and operators are required to fund FF&E Reserve escrow accounts in amounts equal to a percentage of total hotel sales. Funds escrowed in the FF&E reserve accounts are used for capitalized improvements and replacements to, and refurbishment of, the hotels. The Company believes that these funds will be adequate to maintain the competitiveness of its hotels.

Funding for current expenses and dividends is provided by operations. To maintain its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, the Company must meet certain requirements including the distribution of at least 95% of its taxable income to its shareholders. As a REIT, the Company expects not to be subject to federal income taxes.

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

Dividends with respect to the second quarter 1997 results declared on July 1, 1997 of $0.61 per share were distributed on August 21, 1997. Dividends declared with respect to third quarter 1997 results of $0.62 per share will be paid to shareholders on or about November 20, 1997. Dividends in a year in excess of REIT taxable income for that year constitute return of capital.

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

CERTAIN IMPORTANT FACTORS

The Company's Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, financings or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any property's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations for the Company's properties and general changes in economic conditions not presently contemplated. The information contained in this Form 10-Q and the Company's Annual Report on Form 10-K for the year ended December 31, 1996, including the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition", identifies other important factors that could cause such differences.

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING THE COMPANY, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER,
SHAREHOLDER, EMPLOYEE OR AGENT OF THE COMPANY SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE COMPANY. ALL PERSONS DEALING WITH THE COMPANY, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE COMPANY FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II   Other Information

Item 2.  Changes in Securities.

On July 1, 1997, pursuant to the Company's Incentive Share Award Plan, officers of the Company and certain employees of the Advisor received a grant of 6,000 common shares of beneficial interest, par value $.01 per share

("Common Shares") valued at $30.4375 per share, the closing price of the Common Shares on the New York Stock Exchange on July 1, 1997. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        27 Financial Data Schedule




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOSPITALITY PROPERTIES TRUST


                            /S/Thomas M. O'Brien
                                 Thomas M. O'Brien
                                 Treasurer and Chief Financial Officer
                                     (authorized officer and principal
                                     financial officer)
                                 Dated:  November 14, 1997