Form 10-K
period 1997-12-31
HOSPITALITY PROPERTIES TRUST
filed 1998-03-31
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

                                  617-964-8389

           Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
              Class                                  on which registered
------------------------------------                 -----------------------
Common Shares of Beneficial Interest                 New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,286,258,190 based on the $35.00 closing price per share for such stock on the New York Stock Exchange on March 11, 1998. For purposes of this calculation, 280,526 Common Shares of Beneficial Interest, $0.01 par value ("Shares") held by HRPT Advisors, Inc. ("Advisors"), 4,000,000 Shares held by Health and Retirement Properties Trust ("HRP"), and an aggregate of 10,037 shares held by the trustees and officers of the registrant, have been included in the number of shares held by affiliates.

         Number of the  registrant's  Shares,  outstanding as of March 11, 1998:
41,040,797

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the definitive Proxy Statement of Hospitality Properties Trust (the "Company") dated March 31, 1998 for its annual meeting of shareholders currently scheduled to be held on May 19, 1998.

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

                          HOSPITALITY PROPERTIES TRUST

                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     Part I


                                                                                                  Page

Items 1. & 2.     Business and Properties......................................................      1
Item 3.           Legal Proceedings............................................................     21
Item 4.           Submission of Matters to a Vote of Security Holders..........................     21


                                     Part II

Item 5.           Market for the Registrant's Common Equity and Related Stockholders Matters...     21
Item 6.           Selected Financial Data......................................................     23
Item 7.           Management's Discussion and Analysis of Results of Operations and Financial
                  Condition....................................................................     24
Item 8.           Financial Statements and Supplementary Data..................................     28
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...................................................................     28


                                    Part III


                  To be incorporated by reference from the Company's  definitive
                  Proxy   Statement  for  the  annual  meeting  of  shareholders
                  currently  scheduled  to be  held on May 19,  1998,  which  is expected  to be filed not later than 120 days after the end of the Company's fiscal year.

                                     Part IV



Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     29


Items 1. and 2.  Business and Properties

         The Company. Hospitality Properties Trust (the "Company") is a real estate investment trust ("REIT") formed in 1995 to acquire, own and lease hotels to unaffiliated hotel operators. At December 31, 1997, the Company owned or had commitments to acquire 135 hotels with 18,497 rooms or suites located in 35 states, for approximately $1,375 million. The Company is organized as a Maryland real estate investment trust; its principal place of business is 400 Centre Street, Newton, Massachusetts 02158, and its telephone number is (617) 964-8389.

         The Company's principal growth strategy is to expand its investments in hotels and to set minimum rents which produce income in excess of the Company's cost of raising capital. The Company seeks to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants and in doing so, ensure stability of cash flow through dependable and diversified revenue sources. The Company believes that its operating philosophy affords it opportunities to find high quality hotel investment opportunities on attractive terms. In addition, the Company's internal growth strategy is to participate through percentage rents in increases in total hotel sales (including gross revenues from room rentals, food and beverage sales and other services) at the Company's hotels.

         Properties

         As of December 31, 1997, the Company owned or had commitments to purchase 135 hotels, located in 35 states.

                     No. of    No. of      Investment                        No. of     No. of       Investment
      State          Hotels     Rooms    (in thousands)        State         Hotels     Rooms      (in thousands)
      -----          ------     -----    --------------        -----         ------     -----      --------------
Alabama                 3         340       $  25,312    Nebraska               1         131     $       6,201
Arizona                12       1,669         104,641    Nevada                 1         120             9,093
California             14       1,982         151,254    New Jersey             4         572            47,767
Colorado                1         130           6,670    New Mexico             2         237            23,433
Delaware                1         152          12,100    New York               3         403            28,500
Florida                 4         504          42,017    North Carolina         5         657            41,684
Georgia                11       1,473         106,971    Ohio                   3         308            24,943
Illinois                3         514          38,076    Oklahoma               1         122            10,414
Indiana                 2         271          18,523    Pennsylvania           7         911            71,210
Iowa                    1         108           7,800    Rhode Island           1         148            10,200
Kansas                  2         188           9,674    South Carolina         1         108             5,800
Kentucky                1          77           5,305    Tennessee              4         499            39,054
Louisiana               1         231          27,663    Texas                 13       1,780           143,527
Maryland                4         526          44,851    Utah                   3         601            58,278
Massachusetts           8       1,072          69,700    Virginia               7         936            77,349
Michigan                3         402          20,784    Washington             3         522            43,529
Minnesota               2         358          18,086    Wisconsin              1         147             8,500
                                                                             ----      ------       -----------
Missouri                2         298          16,200    Total (35 states)    135      18,497        $1,375,109
                                                                              ===      ======        ==========

         Upon completion of the acquisitions described below, which include six hotels which have not been acquired as of March 11, 1998, the Company will have investments totaling $1,375 million in 135 hotels, with 18,479 rooms, located in 35 states.

         The Company's hotels are leased to and managed by special purpose subsidiaries of unaffiliated public companies. Each of the Company's tenants are herein referred to as "Lessees" and each of the Company's operators are herein referred to as "Managers." The annual rent payable to the Company for its 135 hotels ("Hotels") totals $137.8 million in base rent plus percentage rent ranging from 5% to 10% of increases in total hotel sales over a base year level. In addition, a percentage (generally 5%) of total hotel sales is required to be escrowed periodically by the Lessee or the Manager as a reserve for renovations and refurbishment of the Hotels.

         Under the leases and management agreements, the Hotels are currently operated as Courtyard by Marriott(R), Residence Inn by Marriott(R), Wyndham Garden(R), Wyndham(R), Sumner Suites(R) or Candlewood(R) hotels.

                      COURTYARD BY MARRIOTT(R) HOTELS

         Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king sized beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built around a courtyard containing a patio, pool and socializing area that may be glass enclosed depending upon location. Most of these hotels have lounges or lobbies, meeting rooms, an exercise room, a small laundry room available to guests and a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 31, 1997, 330 Courtyard by Marriott(R) hotels were open and operating nationally. The Company believes that the Courtyard by Marriott(R) brand is a leading brand in the limited service segment of the United States hotel industry.

         The Company has invested or agreed to invest a total of $621 million in 63 Courtyard by Marriott(R) hotels which have 8,982 rooms. As of March 11, 1998 three of these hotels with an acquisition cost of $37 million have not been purchased but are expected to be purchased periodically throughout the remainder of 1998. The 1997 average daily rate ("ADR"), occupancy and revenue per available room ("RevPAR') for the Company's 53 Courtyard by Marriott(R) hotels which were open throughout 1997 were as follows:

  ADR............................................                $84.29
  Occupancy......................................                 81.1%
  RevPAR.........................................                $68.36

                       RESIDENCE INN BY MARRIOTT(R) HOTELS

         Residence Inn by Marriott(R) hotels are designed to attract business, governmental and family travelers who stay more than five consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 to 130 studios, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as a cluster of residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and most provide a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also contain swimming pools, exercise rooms, business centers and guest laundries. According to Marriott, as of December 31, 1997, 248
Residence Inn by Marriott(R) hotels were open and operating nationally. The Company believes that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry.

         The Company has invested or agreed to invest a total of $335 million in 31 Residence Inn by Marriott(R) hotels which have 3,961 suites. As of March 11, 1998 two of these hotels with an acquisition cost of $44 million have not been purchased but are expected to be purchased periodically throughout the remainder of 1998. The 1997 ADR, occupancy and RevPAR for the Company's 18 Residence Inn by Marriott(R) hotels which were open through 1997 were as follows:

  ADR............................................                $99.96
  Occupancy......................................                 83.3%
  RevPAR.........................................                $83.27

                          WYNDHAM GARDEN(R) HOTELS

         Wyndham Garden(R) hotels are mid-size, full service hotels located primarily near suburban business centers and airports which are designed to attract business travelers and small business groups in suburban markets. Each hotel contains 140 to 250 rooms and approximately 1,500 to 5,000 square feet of meeting space. The amenities and services provided at these hotels are designed to meet the needs of the upscale business traveler. Amenities and services in each room include desks large enough to accommodate personal computers, longer phone cords, high wattage light bulbs for reading, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people and include a flexible meeting room design, exterior views, additional phone lines and audiovisual equipment. Wyndham Garden(R) hotels also feature a lobby lounge, most of which have a fireplace, a library typically overlooking a landscaped garden and a swimming pool. In addition, many Wyndham Garden(R) hotels contain a whirlpool and an exercise facility. Each Wyndham Garden(R) hotel contains a cafe restaurant that serves a full breakfast, lunch and dinner menu. The Company believes that the Wyndham Garden(R) brand is one of the leading brands in the full service suburban segment of the United States hotel industry. The one additional Wyndham(R) hotel owned by the Company is a full service hotel located in downtown Salt Lake City adjacent to the Salt Lake City Salt Palace Convention Center. This hotel includes 381 rooms, 14,469 square feet of meeting space and two restaurants/lounges. The Company believes this hotel is a leading convention hotel in Salt Lake City.

         The 11 Wyndham Garden(R) hotels owned by the Company represent a total investment of $135 million and contain 1,940 rooms. These hotels had 1997 ADR, occupancy and RevPAR as follows:

  ADR............................................                $90.07
  Occupancy......................................                 77.1%
  RevPAR.........................................                $69.44

         The Company purchased the Wyndham(R) hotel in Salt Lake City in January 1997 for $44.0 million and in January 1998 provided $3.3 million for renovations to this hotel. The ADR, occupancy and RevPAR for this hotel in 1997 were $94.75, 70.8% and $67.08, respectively.

                             SUMNER SUITES(R) HOTELS

         Sumner Suites(R) hotels are all suite hotels that cater to value-oriented business travelers. Sumner Suites(R) hotels compete in the all suite segment of the lodging industry against such brands as Embassy Suites(R), Hampton Inns and Suites(R) and Amerisuites(R). Each Sumner Suites(R) guest room offers an efficient space for working which includes two phones with data ports and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each Sumner Suites(R) hotel has an attractive lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the early evening. In addition, all Sumner Suites(R) hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. Sumner Suites(R) hotels are generally high-rise hotels of six or seven stories and are of masonry construction.

         The Company has invested $140 million in its 14 Sumner Suites(R) hotels which include 1,641 guest suites. Twelve of these hotels were built and opened between April 1996 and August 1997, one of these hotels opened in late 1995 and one recently re-flagged hotel has recently undergone extensive renovations. The Company believes that the current performance of its Sumner Suites(R) hotels is not indicative of their operating potential because of their recent development or renovation; the ADR, occupancy and RevPAR for the 12 Sumner Suites(R) hotels which were open for at least six months of 1997 were $72.81, 60.8% and $44.27, respectively during 1997.

                              CANDLEWOOD(R) HOTELS

         Candlewood(R) hotels are extended stay hotels which offer studio and one bedroom suites that cater to business travelers expecting to stay five or more days. Candlewood(R) hotels compete in the mid-priced extended stay segment of the lodging industry against such other brands as Sierra Suites by Summerfield(R), Towne Place Suites by Marriott(R) and MainStay Suites(R). Each Candlewood(R) suite contains a kitchen area, combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa, recliner, 25-inch television, videocassette player and compact disc player. The work area includes an oversized desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood(R) suite contains a king size bed. Other amenities offered at each

Candlewood(R) hotel include a fitness center, free guest laundry facilities and a Candlewood Cupboard area where guests can purchase light meals, snacks and other refreshments. The Company believes that Candlewood(R) will become one of the leading brands in the mid-priced, extended stay segment of the United States hotel industry.

         The Company has agreed to invest $100 million to acquire 15 Candlewood hotels which include 1,592 suites. One of these hotels was opened during 1998, 13 of these hotels were opened during 1997 and one was opened in May 1996. As of March 11, 1998 one of these hotels with an acquisition cost of approximately $8 million has not been purchased but is expected to be purchased during the first half of 1998. The Company believes that the current performance of the Candlewood hotels is not indicative of their operating potential because of their recent development; the ADR, occupancy and RevPAR for the three Candlewood hotels acquired by the Company which were open for at least three quarters of 1997 were $50.62, 66.1% and $33.46, respectively during the fourth quarter of 1997.

                            PRINCIPAL LEASE FEATURES

         The principal features of the Company's leases for the 135 Hotels are as follows:

o In the event a lease for any Hotel is defaulted, the Company may declare all of the leases with such Lessee to be in default.

o        The initial lease terms expire between 2008 and 2014.

o At the end of the initial lease terms, each Lessee has 2 to 5 consecutive 10 to 15 year renewal options totaling 20 to 50 years. Renewal options may be exercised only on an all or none basis for all Hotels leased to a particular Lessee.

o The leases require minimum rent payments aggregating $137.5 million per year.

o In addition to minimum rents, the leases of the Hotels require percentage rents equal to 5% to 10% of total hotel sales in excess of total hotel sales established in a base year.

o The leases for the Hotels require that a percentage (generally 5%) of total hotel sales be escrowed periodically to fund refurbishments and renovations to these Hotels ("FF&E Reserves"). Funds in the FF&E Reserves are pooled for all Hotels leased to a particular Lessee and generally may be withdrawn only for capital improvements.

o A security deposit equal to a full year's minimum rent is retained by the Company as security for each Lessee's obligations under the leases of the Hotels. Provided that the Lessee does not default under any of such leases, the Company must repay the security deposit to the Lessee at the expiration of the leases, including renewal terms, if any. No interest will be paid by the Company on security deposits, and such deposits are not escrowed.

o The leases of the Hotels are net leases requiring the Lessee to pay all operating expenses, including taxes and insurance and any applicable ground rent. Certain Lessees, under the management agreements for the Hotels, have delegated substantially all of the Lessees' operating responsibilities to the Managers.

o Management fees payable to the Managers for operation of the Hotels are subordinated to minimum rents due to the Company.

         The right to occupy the land underlying 10 of the Hotels was acquired by an assignment of leasehold interest under long-term ground leases. In each case, the remaining term of the ground lease (including renewal options) is in excess of 41 years, and the ground lessors are unrelated to the sellers and the Company.

         Ground rent payable under the 10 ground leases is the responsibility of the Company's Lessees and is generally calculated as a percentage of hotel revenues. Eight of the 10 ground leases require minimum annual rent ranging from approximately $90,000 to $502,900 per year. If a ground lease terminates, the lease with respect to the hotel on such ground-leased land will also terminate. If a Lessee does not perform such obligations under the ground lease or elects not to renew any ground lease, the Company must perform such obligations under the ground lease or renew such ground lease in order to protect its investments in the affected hotel. Any pledge of the Company's interests in a ground lease may also require the consent of the applicable ground lessor and its lenders.

                         INVESTMENT AND OPERATING POLICY

         In order to benefit from potential property appreciation, the Company generally prefers to own and lease properties rather than make mortgage investments. The Company may invest in real estate joint ventures if it concludes that by doing so it may benefit from the participation of coventurers or that the opportunity of the Company to participate in the investment is contingent on the use of a joint venture structure. The Company may invest in participating, convertible or other types of mortgages if it concludes that by doing so it may benefit from the cash flow or any appreciation in the value of the subject property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 1997, all of the Company's investments were in owned properties. The Company provides capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants. Most other public hotel REITs seek to control the operations of hotels in which they invest by leasing their properties to affiliated tenants. These other hotel REITs generally design their affiliated leases to capture substantially all net operating revenues from their hotels as rent. The Company's leases are designed so that net operating revenues from its Hotels exceed its rents by considerable coverage margins. The Company believes that these differences in operating philosophy afford it a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of the Company's cash flows used to pay dividends.

         The Company's investment objectives include increasing per share dividends and cash available for distribution ("CAD") from dependable and diverse resources. To achieve these objectives, the Company seeks to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase CAD per Share because of positive spreads between the Company's cost of investment capital and rent yields; design leases which require minimum rents and provide an opportunity to participate in a percentage of increases in gross revenues at the Company's Hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that the Company's CAD is received from diverse properties and operators.

         The Company's day-to-day operations are conducted by REIT Management and Research, Inc. ("RMR"), the Company's investment advisor. RMR originates and presents investment opportunities to the Company's Board of Trustees.

         As a REIT, the Company may not operate hotels. The Company has entered into arrangements for operation of the Hotels. The Company's leases require the Lessee to pay all operating expenses, including taxes and insurance and to pay to the Company minimum rents plus percentage rents based upon increases in gross revenues at the Hotels.

                               ACQUISITION POLICY

         The Company is committed to pursuing growth through the acquisition of additional hotels and intends to pursue acquisition opportunities. Generally, the Company prefers to purchase and lease multiple hotels in one transaction because the Company believes cross default covenants and all or none renewal rights for multiple hotels enhance the credit characteristics of its leases and the security of its investments. In implementing its acquisition strategy, the Company considers a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each proposed hotel;
(iii) the availability of a qualified lessee; (iv) the physical condition of the proposed hotel and its potential for redevelopment or expansion; (v) the estimated replacement cost and proposed acquisition price of the proposed hotel;
(vi) the price segment in which the proposed hotel is operated; and (vii) the strength of the particular national hotel management organization, if any, with which the proposed hotel is or may become affiliated; and (viii) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a prospective hotel, the Company examines the proximity of the proposed hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the proposed hotel's market and the existence of any barriers to entry within that market, including zoning restrictions and financing constraints. While the Company focuses on the acquisition of upscale limited service, extended stay and full service hotel properties, it also considers acquisitions in all segments of the hospitality industry.

         An important part of the Company's acquisition strategy is to identify and select qualified and experienced hotel lessees. The Company intends to continue to select hotels for acquisition which will enhance the diversity of its portfolio in respect to location, brand name, and lessee/operator.

                              DISPOSITION POLICIES

         The Company has no current intention to dispose of any Hotels, although it reserves the right to do so. The Company currently anticipates that disposition decisions, if any, will be made by the Company based on (but not limited to) factors such as the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale prices; (iii) the strategic fit of the hotel with the rest of the Company's portfolio; (iv) the potential for, or the existence of, any environmental or regulatory problems; (v) the existence of alternative uses or needs for capital; and (vi) the maintenance of the Company's qualification as a REIT. For a description of certain tax consequences arising from disposition of hotels, see "Federal Income Tax Considerations."

                               FINANCING POLICIES

         The Company currently intends to employ conservative financial policies in pursuit of its growth strategies. Although there are no limitations in the Company's organizational documents on the amount of indebtedness it may incur, the Company currently intends to pursue its growth strategies while maintaining a capital structure under which its debt will not exceed 50% of its total market capitalization. The Company may from time to time re-evaluate and modify its current borrowing policies in light of then current economic conditions, relative availability costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease its ratio of debt to total market capitalization accordingly.

         The Board of Trustees (the "Trustees") of the Company may determine to obtain a replacement for its current credit facilities or to seek additional capital through additional equity offerings, debt financings, retention of cash flow (subject to satisfying the Company's distribution requirements under the REIT rules) or a combination of these methods. To the extent that the Board of Trustees decides to obtain additional debt financing, the Company may do so on an unsecured basis (or a secured basis, subject to limitations which may be present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to the Shares, including preferred shares of beneficial interest and debt securities (either of which may be convertible into Shares or be accompanied by warrants to purchase Shares) or to engage in transactions which may involve a sale or other conveyance of the Company's Hotels to subsidiaries or to unaffiliated special purpose entities. The Company may finance acquisitions through an exchange of properties or through the issuance of additional Shares or other securities. The proceeds from any financings by the Company may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

         Investment Advisor. Prior to January 1, 1998 the Company had an agreement with HRPT Advisors, Inc. ("Advisors") whereby Advisors provided investment and administrative services to the Company. Effective January 1, 1998, the Company entered into an agreement with REIT Management & Research, Inc. ("RMR") whereby RMR provides investment and administrative services to the Company. Advisors and RMR are Delaware corporations owned by Barry M. Portnoy and Gerard M. Martin. Advisors' principal place of business is 400 Centre Street, Newton, Massachusetts and its telephone number is (617) 332-3990. Advisors also acted and RMR acts as the investment advisor to Health and Retirement Properties Trust (NYSE:"HRP"), the holder of 4,000,000 Shares and has other business interests. The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J.

Hegarty. The officers of RMR are David J. Hegarty, President and Secretary, John
G. Murray, Executive Vice President, John A. Mannix, Vice President, Thomas M. O'Brien, Vice President, Ajay Saini, Vice President, John C. Popeo, Treasurer, and David M. Lepore, Vice President. Mr. Murray and Mr. O'Brien are also officers of the Company.

         Employees. The Company is an advised REIT and has no employees. Services which would otherwise be provided by employees are provided by RMR pursuant to the Advisory Agreement (described below) and by the Managing Trustees and officers of the Company. RMR, which administers the day-to-day operations of the Company, has 125 full-time employees and three active directors.

         Competition. The hotel industry is highly competitive. Each of the Hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on occupancy rates and average daily rates of the hotels located in that area. Agreements with the operators of the Hotels restrict the right of each operator and its affiliates for a limited period of time to own, build, operate, franchise or manage any other hotel of the same brand within various specified areas around the Company's Hotels. Neither the operator nor its affiliates are restricted from operating other branded hotels in the market areas of any of the Hotels, and after such limited period of time, the operators and their affiliates may also compete with the Hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with the Company's Hotels.

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

                        FEDERAL INCOME TAX CONSIDERATIONS

         The Company has elected to be taxed as a REIT commencing with its taxable year ending December 31, 1995. As used in this discussion of "Federal Income Tax Consequences" and in "Erisa Plans, Keogh Plans and Individual Retirement Accounts" below, "REIT" means a Real Estate Trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and in effect from time to time (the "Code"). The Company believes it has been organized and has operated in a manner that qualifies it to be taxed under the Code as a REIT commencing with that taxable year, and the Company intends to continue to operate in a manner to so qualify. No assurance can be given, however, that the manner in which the Company has operated or will operate qualified or will qualify the Company to be taxed as a REIT.

         The Company has obtained legal opinions from its counsel Sullivan & Worcester LLP that the Company has been organized in conformity with the requirements for qualification as a REIT, has qualified as a REIT for its 1995, 1996 and 1997 taxable years, and that its current and anticipated investments and its plan of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code. These opinions are conditioned upon the assumption that the leases, the Declaration and the Company's Bylaws, and all other legal documents to which the Company is or has been a party have been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in this Annual Report, and upon representations made by the Company as to certain factual matters relating to the Company's organization and operations and its expected manner of operation. In addition, such opinions are based on the law then existing and in effect on the date thereof. Opinions of counsel are not binding on the Internal Revenue Service ("IRS"), or a court and there can be no assurance that the IRS or a court will not take a position different from that expressed by counsel.

         The Company's actual qualification and taxation as a REIT will depend upon the Company's ability to meet on a continuing basis, through actual operating results, asset composition, distribution levels, and diversity of stock ownership, the various REIT qualification tests imposed under the Code, discussed below. While the Company has represented that it has operated and will operate in a manner so as to satisfy on a continuing basis the various REIT qualification tests, Sullivan & Worcester LLP has not reviewed and will not review compliance with these tests on a continuing basis, and no assurance can be given that the Company has satisfied or will satisfy such tests on a continuing basis. If the Company fails to qualify as a REIT in any year, it will be subject to federal income taxation as if it were a domestic corporation, and its shareholders will be taxed in the same manner as shareholders of ordinary corporations. In such an event, the Company could be subject to potentially significant tax liabilities, and therefore the amount of cash available for distribution to its shareholders would be reduced or eliminated.

         The following summary is based on existing law, is limited to investors who will hold the Shares as "capital assets" within the meaning of Section 1221 of the Code (generally, property held for investment), is not exhaustive of all possible tax considerations, and does not discuss any state, local, or foreign tax considerations. Additionally, the following summary does not discuss the particular tax consequences that might be relevant to holders of Shares who may be subject to special rules under the federal income tax law, such as life insurance companies, regulated investment companies, financial institutions, brokers or dealers in securities or foreign currency, persons that have a functional currency other than the U.S. dollar, persons who acquired Shares or options to acquire Shares in connection with their employment or other performance of services, persons subject to alternative minimum tax, persons who hold Shares as part of a straddle, hedging transaction, or conversion transaction or, except as specifically described herein, tax-exempt entities and foreign persons. The sections of the Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are highly technical and complex. The following summary is thus qualified in its entirety by the applicable Code provisions, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof, all of which are subject to change, possibly with retroactive effect. Thus, no assurance can be given that future legislative, judicial, or administrative actions or decisions will not affect the accuracy of any statements in this summary. In addition, no ruling has been or is expected to be sought from the IRS with respect to any matter discussed herein, and there can be no assurance that the IRS or a court will agree with the statements made herein. Accordingly, each shareholder is urged to consult his own tax advisor with respect to the federal income tax and other tax consequences of the purchase, holding and sale of Shares.

         Taxation of the Company. If the Company qualifies for taxation as a REIT and distributes to its shareholders at least 95% of its "real estate investment trust taxable income" (determined by excluding any net capital gain and before taking into account any dividends paid deduction), it generally will not be subject to federal corporate income taxes on the amount distributed. This deduction for dividends paid to shareholders substantially eliminates the federal "double taxation" on earnings (once at the corporate level and again at the shareholder level) that generally results from an investment in a corporation.

         However, even if the Company qualifies for federal income taxation as a REIT, it may be subject to federal tax in certain circumstances. First, the Company will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the corporate "alternative minimum tax" on its items of tax preference, if any. Third, if the Company has (i) net income from the sale or other disposition of "foreclosure property" (generally, property acquired by the Company through foreclosure or otherwise after a default on a loan secured by the property or on a lease of the property) that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, then the Company will be subject to tax on such income at the highest regular corporate rate (currently 35%). Fourth, if the Company has net income from prohibited transactions (generally, certain sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property), such income will be subject to tax at a 100% rate. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (discussed below), but nonetheless maintains its qualification as a REIT because certain other requirements are met, the Company will be subject to tax at a 100% rate on the greater of the amount by which the Company fails the 75% or the 95% test, multiplied by a fraction intended to reflect the Company's profitability. Sixth, if the Company should fail to distribute for any calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company acquires any asset from a C corporation (generally, a corporation subject to full corporate level tax) in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset in the hands of the C corporation, and if the Company subsequently recognizes gain on the disposition of such asset during the ten-year period beginning on the date on which the asset was acquired by the Company, then the Company will pay tax at the highest regular corporate tax rate (currently 35%) on the lesser of (i) the excess of the fair market value of the asset over the Company's basis in the asset on the date acquired by the Company and (ii) the gain recognized by the Company.

         If the Company should invest in properties in foreign countries, the Company's profits from such investments will generally be subject to tax in the countries where such properties are located. The nature and amount of any such taxation will depend on the laws of the countries where the properties are located. If the Company satisfies the annual distribution requirements for federal income tax qualification as a REIT and is therefore not subject to federal corporate income tax on that portion of its ordinary income and capital gain that is currently distributed to its shareholders, the Company will generally not be able to recover the cost of any foreign tax imposed on profits from its foreign investments by claiming foreign tax credits against its federal income tax liability on such profits. Moreover, a REIT is not able to pass through to its shareholders any foreign tax credits.

         The Company's Wholly-Owned Subsidiaries. Section 856(i) of the Code provides that a corporation that is a qualified REIT subsidiary (defined as any corporation 100% of whose stock is held by the REIT at all times during the period the corporation is in existence) shall not be treated as a separate corporation, and all assets, liabilities, and items of income, deduction, and credit of a qualified REIT subsidiary shall be treated as assets, liabilities and items of income, deduction, and credit of the REIT. (For the Company's taxable years commencing on or after January 1, 1998, a wholly-owned corporation qualifies as a qualified REIT subsidiary even though there was a period of time during which the Company did not own 100% of its stock; such corporation will be treated for federal income tax purposes as though liquidated into the Company at the time the Company acquired 100% ownership, and then reincorporated by the Company as a qualified REIT subsidiary.) The Company believes that each of its direct and indirect wholly-owned subsidiaries qualifies either as a qualified REIT subsidiary within the meaning of Section 856(i) of the Code, or as a noncorporate entity that for federal income tax purposes is not treated as separate from its owner pursuant to Treasury Regulations under Section 7701 of the Code. Thus, in applying all the federal income tax REIT qualification requirements discussed herein, the Company's direct and indirect wholly-owned subsidiaries are ignored, and all assets, liabilities, and items of income, deduction and credit of those subsidiaries are treated as assets, liabilities and items of income, deduction and credit of the Company.

         The Company's Investments through Partnerships. The Company in the future may invest in real estate through one or more limited or general partnerships or limited liability companies that is treated as a partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury Regulations provide that for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in such partnership and is deemed to be entitled to the income of the partnership attributable to such proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, the Company's proportionate share of the assets, liabilities, and items of income of each partnership in which it is a partner are treated as assets, liabilities, and items of income of the Company for purposes of the income tests and asset tests discussed below. However, for purposes of the REIT's distribution requirement discussed below, a REIT must take into account as a partner its distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 et seq. of the Code.

         REIT Qualification Requirements--Generally. Section 856(a) of the Code defines a REIT as a corporation, trust or association: (1) which is managed by one or more trustees or directors; (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (3) which would be taxable, but for Sections 856 through 859 of the Code, as a domestic corporation; (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code; (5) the beneficial ownership of which is held by 100 or more persons; (6) which is not "closely held" as determined under the personal holding company stock ownership test (as applied with modifications); and (7) which meets certain other tests regarding income, assets, and distributions, as described below. Section 856(b) of the Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. It is the Company's belief and expectation that it has had and will have at least 100 shareholders during the requisite period for each of its taxable years since its election to be taxed as a REIT. There can, however, be no assurance in this connection and, if the Company has fewer than 100 shareholders during the requisite period, condition (5) described above will not be satisfied, and the Company would not qualify as a REIT during such taxable year.

         By reason of the "closely held" condition (6) above, the Company will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding Shares is owned directly or indirectly by five or fewer individuals. To help maintain conformity with condition (6), the Declaration contains certain provisions restricting transfers of Shares and giving the Trustees the power to redeem Shares involuntarily. For its taxable years commencing on or after January 1, 1998, if the Company complies with Treasury Regulations for ascertaining the ownership of its outstanding Shares and does not know or, exercising reasonable diligence would not have known, whether it failed condition (6), then the Company will be treated as satisfying condition (6). Also, for its taxable years commencing on or after January 1, 1998, the Company's failure to comply with the Treasury Regulations for ascertaining ownership of its outstanding Shares may result in a penalty of $25,000 ($50,000 for intentional violations). Accordingly, the Company will, pursuant to the Treasury Regulations, request annually from record holders of certain significant percentages of its Shares certain information regarding the ownership of such Shares. Under the Declaration, shareholders are required to respond to such requests for information.

         The rule that an entity will fail to qualify as a REIT for a taxable year if at any time during the last half of such year more than 50% in value of its outstanding shares is owned directly or indirectly by five or fewer individuals is relaxed in the case of certain pension trusts owning shares in a REIT. Shares in a REIT held by such a pension trust are treated as held directly by its beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing its federal income tax qualification as a REIT. However, as discussed below, if the REIT is a "pension-held REIT," each pension trust holding more than 10% of its shares (by value) generally will be taxable on a portion of the dividends it receives from the REIT, based on the ratio of the REIT's gross income for the year which would be unrelated trade or business income if the REIT were a qualified pension trust to the REIT's total gross income for the year.

         To qualify as a REIT under the Code, the Company must elect to be so treated and must meet other requirements, certain of which are summarized below, including percentage tests relating to the sources of its gross income, the nature of its assets, and the distribution of its income to shareholders. The Company made such an election for 1995 and such election, assuming continuing compliance with the federal income tax qualification tests discussed herein, continues in effect for subsequent years.

         Income Tests. There are three gross income requirements, only two of which apply to the Company for its taxable years commencing on or after January 1, 1998. First, at least 75% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived directly or indirectly from investments relating to real property (including "rents from real property"), mortgages on real property, or shares in other REITs. When the Company receives new capital in exchange for its Shares (other than dividend reinvestment amounts) or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of such new capital in stock or a debt instrument, if received or accrued within one year of the Company's receipt of the new capital, is qualifying income under the 75% test. Second, at least 95% of the Company's gross income (excluding gross income from certain sales of property held primarily for sale) must be derived from such real property investments, dividends, interest, certain payments under interest rate swap or cap agreements (and for the Company's taxable years commencing on or after January 1, 1998, certain payments under options, futures contracts, forward rate agreements, or similar financial instruments), and gain from the sale or disposition of stock, securities, or real property, or from any combination of the foregoing. Third, for the Company's taxable years ending on or before December 31, 1997, short-term gain from the sale or other disposition of stock or securities (including, without limitation, stock in other REITs), dispositions of interest rate swap or cap agreements, and gain from certain prohibited transactions or other dispositions of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must have represented less than 30% of the Company's gross income. For purposes of these three gross income rules, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Even though the Company does not own mortgage loans that contain shared appreciation provisions, the Company may in the future make such mortgage loans. The Company temporarily invests working capital in short-term investments, including shares in other REITs. Although the Company will use its best efforts to ensure that the income generated by its investments will be of a type which satisfies the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property," several requirements must be met. First, the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales. Second, the Code provides that rents will not qualify as "rents from real property" in satisfying the gross income tests if the REIT owns 10% or more of the tenant, whether directly or under certain attribution rules. The Company intends not to lease property to any party if rents from such property would not so qualify. Application of the 10% ownership rule is, however, dependent upon complex attribution rules and upon circumstances beyond the control of the Company. Ownership, directly or by attribution, by an unaffiliated third party of more than 10% of the Shares and more than 10% of the stock of a lessee would result in lessee rents not qualifying as "rents from real property." The Declaration provides that transfers or purported acquisitions, directly or by attribution, of Shares that could result in disqualification of the Company as a REIT are null and void and permits the Trustees to repurchase Shares to the extent necessary to maintain the Company's status as a REIT. Nevertheless, there can be no assurance such provisions in the Declaration will be effective to prevent the Company's REIT status from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that the Company will be able to monitor and enforce such restrictions, nor will shareholders necessarily be aware of shareholdings attributed to them under the attribution rules. Third, in order for its rents to qualify as "rents from real property," the Company must not manage the property or furnish or render services to the tenants of such property, except through an independent contractor from whom the Company derives no income. There is an exception to this rule permitting a REIT to perform certain customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income." For the Company's taxable years commencing on or after January 1, 1998, a de minimis amount of noncustomary services will not disqualify income as rents from real property so long as the value of the impermissible services does not exceed 1% of the gross income of the property. Fourth, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property." The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the property which is rented. Substantially all of the gross income of the Company has been and is expected to be attributable to rental income. The Company believes that all or substantially all such rents have qualified and will continue to qualify as "rents from real property" for purposes of Section 856 of the Code, but if for some reason a significant amount of such rents do not so qualify, it may be difficult or impossible for the Company to meet the 95% or 75% gross income tests and to qualify as a REIT for federal income tax purposes.

         In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

         Any gain realized by the Company on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon the Company's ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances with respect to the particular transaction. The Company intends to hold its real estate assets for investment with a view to long-term appreciation, to engage in the business of developing, owning and operating its existing real estate assets and acquiring, developing, owning and operating other real estate assets, and to make occasional dispositions of real estate assets as is consistent with the Company's investment objectives. There can be no assurance, however, that the IRS might not contend that one or more dispositions is subject to the 100% penalty tax.

         If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if (i) the Company's failure to meet such test was due to reasonable cause and not due to willful neglect, (ii) the Company reported the nature and amount of each item of its income included in the 75% or 95% gross income tests (as the case may be) for such taxable year on a schedule attached to its return, and (iii) any incorrect information on the schedule was not due to fraud with intent to evade tax. No similar provision provides relief if the Company failed the 30% gross income test for the taxable years such test was applicable, and it is not possible to state whether in all circumstances the Company would be entitled to the benefit of the relief provisions for the 75% and 95% gross income tests. As discussed above, even if these relief provisions do apply, a special tax equal to 100% is imposed upon the greater of the amount by which the Company failed the 75% test or the 95% test, multiplied by a fraction intended to reflect the Company's profitability.

         Asset Tests. At the close of each quarter of the Company's taxable year, it must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (which for this purpose includes stock or debt instruments held for not more than one year purchased with proceeds of a stock offering or a long-term (at least five years) debt offering of the Company), cash, cash items, shares in other REITs, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities (other than those includible in the foregoing 75% asset class). Third, of the investments included in the foregoing 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities. President Clinton has proposed legislation that would expand this last prohibition so that the Company would not be permitted to own more than 10%, either by vote or by value, of any one issuer's outstanding securities.

         Where a failure to satisfy the foregoing asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of such quarter. The Company intends to maintain adequate records of the value of its assets to maintain compliance with the foregoing asset tests, and to take such action as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its shareholders each year in an amount at least equal to the excess of (A) the sum of (i) 95% of the Company's "real estate investment trust taxable income" (computed without regard to the dividends paid deduction and net capital gain) and (ii) 95% of the net income (after tax), if any, from foreclosure property, over (B) the sum of certain noncash income (e.g., certain imputed rental income or certain income from transactions inadvertently failing to qualify as like-kind exchanges). Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such earlier taxable year and if paid on or before the first regular dividend payment after such declaration. Also, dividends declared in October, November, or December and paid during the following January will be treated as having been paid and received on December
31. A distribution which is not pro rata within a class of beneficial interest in the Company entitled to a dividend, or which is not consistent with the rights to distributions between classes of beneficial interests in the Company, is a preferential dividend that is not taken into consideration for purposes of the distribution requirement, and accordingly the payment of a preferential dividend could affect the Company's ability to meet the distribution requirement. Taking into account the Company's distribution policies (including its dividend reinvestment plan), the Company believes that it has not made and expects that it will not make any such preferential dividend. The distribution requirements may be waived by the IRS if the REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that the Company does not distribute all of its net capital gain and all of its "real estate investment trust taxable income," as adjusted, it will be subject to tax thereon.

         In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make "required distributions" to its shareholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the calendar year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision.

         It is possible that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirements due to timing differences between (i) the actual receipt of income and actual payment of deductible expenses or distributions and (ii) the inclusion of such income and deduction of such expenses or distributions in arriving at "real estate investment trust taxable income" of the Company. The problem of inadequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of "balloon" repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term or possibly long-term borrowing, or for new equity financing, to provide funds for required distributions, or else its REIT status for federal income tax purposes could be jeopardized. There can be no assurance that such borrowing or financing would be available on favorable terms.

         Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year, although an interest charge would be imposed upon the Company for the delay in distribution. Although the Company may thus be able to avoid being taxed on amounts distributed as deficiency dividends, the Company may in certain circumstances remain liable for the 4% excise tax discussed above.

         For its taxable years ending on or before December 31, 1997, the Company was required to request annually from record holders of certain significant percentages of its Shares certain information regarding the ownership of such Shares, in order to qualify for the deduction for dividends paid to its shareholders. As discussed above, for taxable years commencing on or after January 1, 1998, the Company will continue to request such information in order to comply with the REIT qualification requirement regarding ownership concentration of its Shares.

         Federal Income Tax Treatment of Leases. The availability to the Company of, among other things, depreciation deductions with respect to the facilities owned and leased by the Company will depend upon the treatment of the Company as the owner of the facilities and the classification of the leases of the facilities as true leases, rather than as sales or financing arrangements, for federal income tax purposes. As to the approximately 10% of the Company's leased facilities which constitutes personal property, it is not entirely clear that the Company will be treated as the owner of such personal property and that the leases will be treated as true leases with respect to such property. The Company plans to insure its compliance with the 95% distribution requirement (and the excise tax "required distribution" requirement) by making distributions on the assumption that it is not entitled to depreciation deductions for the 10% of the leased facilities which constitute personal property, but to perform all its tax reporting by taking into account such depreciation.

          In the case of certain sale-leaseback arrangements, the IRS could assert that the Company realized prepaid rental income in the year of purchase to the extent that the value of a leased property exceeds the purchase price paid by the Company for that property. In litigated cases involving sale-leasebacks which have considered this issue, courts have concluded that buyers have realized prepaid rent where both parties acknowledged that the purported purchase price for the property was substantially less than fair market value and the purported rents were substantially less than the fair market rentals. Because of the lack of clear precedent, complete assurance cannot be given that the IRS could not successfully assert the existence of prepaid rental income.

         Additionally, Section 467 of the Code applies to a lease which provides for rents that increase from one period to the next. Section 467 of the Code provides that in the case of a so-called "disqualified leaseback agreement," rental income must be accrued at a constant rate. If such constant rent accrual were required, the

Company could recognize rental income in excess of cash rents and, as a result, may fail to meet the 95% dividend distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Because Section 467 of the Code directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, and because regulations proposed to be effective for "disqualified leaseback agreements" entered into after June 3, 1996 adopt this rule, the additional rent provisions of the Company's leases generally should not cause the leases to be "disqualified leaseback agreements." In addition, the legislative history of Section 467 of the Code indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed not motivated by tax avoidance, and the proposed regulations permit a 10% fluctuation.

         Depreciation of Properties. For federal income tax purposes, the Company generally depreciates its real property on a straight-line basis over 40 years and its personal property over 9 years.

         Failure to Qualify. If the Company fails to qualify for federal income taxation as a REIT in any taxable year, and any potentially applicable relief provisions do not apply, the Company will be subject to tax on its taxable income at regular corporate rates (plus any applicable minimum tax). Distributions to shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. In such event, to the extent of the Company's current and accumulated earnings and profits, all distributions to shareholders will be taxable as ordinary income, and subject to certain limitations in the Code will be eligible for the dividends received deduction for corporations. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from federal income taxation as a REIT for the following four taxable years. It is not possible to state whether in all circumstances the Company would be entitled to statutory relief from such disqualification. Failure to qualify for even one year could result in the Company's incurring substantial indebtedness (to the extent borrowings are feasible) or liquidating substantial investments in order to pay the resulting taxes.

         Taxation of U.S. Shareholders--Generally. As used herein, the term "U.S. Shareholder" means a beneficial holder of Shares that is for federal income tax purposes (i) a citizen or resident of the United States, (ii) a corporation or partnership (or other entity treated as a corporation or partnership for federal income tax purposes) created or organized in or under the laws of the United States or of any political subdivision thereof (unless otherwise provided by Treasury Regulations), (iii) an estate the income of which is subject to federal income taxation regardless of its source, or (iv) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust (or certain electing trusts in existence on August 20, 1996 to the extent provided in Treasury Regulations). As used herein, the term "Non-U.S. Shareholder" means a beneficial holder of Shares that is not a U.S. Shareholder.

         As long as the Company qualifies as a REIT for federal income tax purposes, distributions (including reinvestments pursuant to the Company's dividend reinvestment plan) made to the Company's U.S. Shareholders out of current or accumulated earnings and profits will be taken into account by them as ordinary income (but will not be eligible for the dividends received deduction for corporations). Distributions that are properly designated by the Company as capital gain dividends will be taxed as long-term capital gains (as discussed below) to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate U.S. Shareholders may be required to treat up to 20% of any such capital gain dividend as ordinary income pursuant to Section 291 of the Code. For the Company's taxable years commencing on or after January 1, 1998, the Company may elect to retain amounts representing its net capital gain income. In that case, the Company will be taxed at regular corporate capital gains tax rates on such amounts, each U.S. Shareholder will be taxed on its proportionate share of the net capital gains retained by the Company as though such amount were distributed and designated a capital gain dividend, and each such U.S. Shareholder will receive a credit for a proportionate share of the tax paid by the Company. Additionally, each U.S. Shareholder will increase the adjusted basis in its Shares by the excess of the amount of its proportionate share of these net capital gains over its proportionate share of the tax paid by the Company, and both the Company and its corporate U.S. Shareholders will make commensurate adjustments in their respective earnings and profits for federal income tax purposes. If the Company should elect to retain its net capital gain in this fashion, it will notify each U.S. Shareholder of the relevant tax information within 60 days after the close of the Company's taxable year.

         For certain noncorporate U.S. Shareholders, long-term capital gains taken into account after May 7, 1997 are taxed at varying maximum rates of 20%, 25%, or 28%, depending upon the type of property disposed of and the holding period in such property at the time of disposition. If the Company designates a dividend as a capital gain dividend for any taxable year of the Company ending after May 7, 1997 (or elects to retain a portion of its net capital gain and have such amount treated as a distributed and designated capital gain dividend in the manner described above), the Company may also designate the portion of such capital gain dividend which is taxed to certain noncorporate U.S. Shareholders at the varying maximum rates of 20%, 25%, or 28%, based upon the type and holding period of the property disposed of by the Company. If the Company does not make such a designation, the entire capital gain dividend will be treated as long-term capital gain subject to the maximum 28% rate to the noncorporate U.S. Shareholders (without regard to the period for which the U.S. Shareholder held its Shares).

         For purposes of computing the Company's earnings and profits, depreciation on real estate is generally computed on a straight-line basis over 40 years. Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. Shareholder to the extent that they do not exceed the adjusted basis of the U.S. Shareholder's Shares, but will reduce the U.S. Shareholder's basis in such Shares. To the extent that such distributions exceed the adjusted basis of a U.S. Shareholder's Shares, they will be included in income as long-term capital gain (or short-term capital gain if the shares have been held for not more than one year), with such long-term gain taxed to certain noncorporate U.S. Shareholders at varying maximum rates of 20% or 28% depending upon the U.S. Shareholder's holding period in the Shares. U.S. Shareholders may not include in their respective income tax returns any net operating losses or capital losses of the Company.

         Dividends declared by the Company in October, November or December of a taxable year to shareholders of record on a date in such month, will be deemed to have been received by such shareholders on December 31, provided the Company actually pays such dividends during the following January. For tax purposes, the Company's dividends paid in 1995, 1996 and 1997 aggregated $.79, $2.34 and $2.45 respectively, of which $.000, $.344 and $.341, respectively, represented a return of capital.

         The sale or exchange of Shares will result in recognition of gain or loss to the U.S. Shareholder in an amount equal to the difference between the amount realized and its adjusted basis in the Shares sold or exchanged. Such a gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the U.S. Shareholder's holding period in the Shares exceeded one year. Long-term capital gains may be taxed to certain noncorporate U.S. Shareholders at varying maximum rates of 20% or 28% depending upon the U.S. Shareholder's holding period in the Shares. In addition, any loss upon a sale or exchange of Shares by a U.S. Shareholder who has held such Shares for not more than six months (after applying certain rules), will generally be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such U.S. Shareholders as long-term capital gain (including, for this purpose, amounts constructively distributed as long-term capital gain by the Company electing to retain its net capital gain in the manner described above).

         U.S. Shareholders (other than certain corporations) who borrow funds to finance their acquisition of Shares in the Company could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred in such an arrangement. Under Section 163(d) of the Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. Shareholder's net investment income will include dividend distributions and, if an appropriate election is made, capital gain dividend distributions it receives from the Company; however, distributions treated as a nontaxable return of the U.S. Shareholder's basis will not enter into the computation of net investment income. Under Section 469 of the Code, U.S. Shareholders (other than certain corporations) generally will not be entitled to deduct losses from so-called passive activities except to the extent of their income from passive activities. For purposes of these rules, distributions received by a U.S. Shareholder from the Company will not be treated as income from a passive activity and thus will not be available to offset a U.S. Shareholder's passive activity losses.

         Tax preference and other items which are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under regulations which are to be prescribed. It is possible that these regulations would require tax preference items to be allocated to the Company's shareholders with respect to any accelerated depreciation claimed by the Company; however, the Company has not claimed accelerated depreciation with respect to its existing properties.

         Taxation of Certain Tax-Exempt U.S. Shareholders. In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed certain of its activities with acquisition indebtedness. Although Revenue Rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon Revenue Ruling 66-106 and the analysis therein, distributions made by the Company to U.S. Shareholders that are qualified pension plans (including individual retirement accounts) or certain other tax-exempt entities should not constitute unrelated business taxable income, unless such U.S. Shareholder has financed the acquisition of its Shares with "acquisition indebtedness" within the meaning of the Code, or the Shares are otherwise used in an unrelated trade or business conducted by the U.S. Shareholder.

         Special rules apply to certain tax-exempt pension trusts (including so-called 401(k) plans but excluding individual retirement accounts or government pension plans) that own more than 10% by value of a "pension-held REIT" at any time during a taxable year commencing after December 31, 1993. Such a pension trust may be required to treat a certain percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. Such percentage is equal to the ratio of the pension-held REIT's gross income (less direct expenses related thereto) derived from the conduct of unrelated trades or businesses (determined as if the pension-held REIT were a tax-exempt pension fund), to the pension-held REIT's gross income (less direct expenses related thereto) from all sources, except that such percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT will be treated as a pension-held REIT only if (i) the REIT is "predominantly held" by tax-exempt pension trusts, and (ii) the REIT would otherwise fail to satisfy the "closely held" ownership condition discussed above if the stock or beneficial interests in the REIT held by such tax-exempt pension trusts were viewed as held by such tax-exempt pension trusts rather than their respective beneficiaries. A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust holds more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts (each owning more than 10% by value of the REIT's stock or beneficial interests) own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Given the restrictions in its Declaration regarding ownership of its Shares, the Company believes that it has not been, and expects that it will not be, a pension-held REIT. However, because the Shares of the Company will be publicly traded, no assurance can be given that the Company will not become a pension-held REIT.

         Taxation of Non-U.S. Shareholders. The rules governing the federal income taxation of Non-U.S. Shareholders (generally, nonresident alien individuals, foreign corporations, foreign partnerships, and foreign trusts and estates) are highly complex, and the following discussion is intended only as a summary of such rules. Non-U.S. Shareholders should consult with their own tax advisors to determine the impact of federal, state, local, and foreign tax laws, including any reporting requirements, with respect to their investment in the Company. In general, a Non-U.S. Shareholder will be subject to regular federal income tax in the same manner as a U.S. Shareholder with respect to its investment in Shares if such investment is "effectively connected" with the Non-U.S. Shareholder's conduct of a trade or business in the United States. In addition, a corporate Non-U.S. Shareholder that receives income that is (or is deemed) effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Code, which is payable in addition to regular federal corporate income tax. The following discussion addresses only Non-U.S. Shareholders whose investment in Shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by the Company to a Non-U.S. Shareholder that is not attributable to gain from the sale or exchange by the Company of a United States real property interest and that is not designated by the Company as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Generally, such a dividend will be subject to federal income withholding tax on the gross amount thereof at the rate of 30%, or such lower rate that may be specified by treaty if the Non-U.S. Shareholder has in the manner prescribed by the IRS demonstrated to the Company its entitlement to treaty benefits.

A distribution of cash in excess of the Company's earnings and profits will be treated first as a nontaxable return of capital that will reduce a Non-U.S. Shareholder's basis in its Shares (but not below zero) and then as gain from the disposition of such Shares, the tax treatment of which is discussed below. A distribution in excess of the Company's earnings and profits may be subject to 30% (or lower treaty rate) withholding if at the time of the distribution it cannot be determined whether the distribution will be in an amount in excess of the Company's current and accumulated earnings and profits. If it is subsequently determined that such distribution is, in fact, in excess of current and accumulated earnings and profits, the Non-U.S. Shareholder may seek a refund from the IRS. The Company expects to withhold federal income withholding tax at the rate of 30% on the gross amount of any distributions on Shares made to a Non-U.S. Shareholder unless a lower tax treaty applies and the required IRS form evidencing eligibility for that reduced rate is filed with the Company.

         For any year in which the Company qualifies as a REIT, distributions by the Company that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a Non-U.S. Shareholder as if such distributions were gains "effectively connected" with a trade or business in the United States conducted by the Non-U.S. Shareholder. Accordingly, a Non-U.S. Shareholder will be taxed on such amounts at the normal capital gain rates applicable to a U.S. Shareholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Such distributions may also be subject to a 30% branch profits tax under Section 884 of the Code in the hands of a corporate Non-U.S. Shareholder that is not entitled to treaty relief or exemption. The Company will be required to withhold from distributions to Non-U.S. Shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if the Company designates prior distributions as capital gain distributions, then subsequent distributions, up to the amount of such prior distributions, will be treated as capital gain dividends. The amount of any tax withheld is creditable against the Non-U.S. Shareholder's federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS.

         Tax treaties may reduce the Company's withholding obligations. Under certain treaties, however, rates below 30% generally applicable to dividends from United States corporations may not apply to dividends from a REIT. If the amount of tax withheld by the Company with respect to a distribution to a Non-U.S. Shareholder exceeds such shareholder's federal income tax liability with respect to such distribution, the Non-U.S. Shareholder may file for a refund of such excess from the IRS. In this regard, it should be noted that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate Non-U.S. Shareholders but is higher than the 20%, 25%, and 28% maximum rates on capital gains generally applicable to noncorporate Non-U.S. Shareholders. Treasury Regulations issued on October 6, 1997 (the "New Regulations") alter the withholding rules on dividends paid to a Non-U.S. Shareholder, generally effective with respect to dividends paid after December 31, 1999. Under the New Regulations, to obtain a reduced rate of withholding under an income tax treaty, a Non-U.S. Shareholder generally will be required to provide an Internal Revenue Service Form W-8 certifying such Non-U.S. Shareholder's entitlement to benefits under the treaty. The New Regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, dividends paid to a Non-U.S. Shareholder that is an entity should be treated as paid to the entity or to those holding an interest in that entity, and whether such entity or such holders in the entity are entitled to benefits under the tax treaty. The New Regulations also alter the information reporting and backup withholding rules applicable to Non-U.S. Shareholders and, among other things, provide certain presumptions under which a Non-U.S. Shareholder is subject to backup withholding and information reporting until the Company receives certification from such shareholder of its Non-U.S. Shareholder status.

         If the Shares fail to constitute a "United States real property interest" within the meaning of Section 897 of the Code, gain on sale of the Shares by a Non-U.S. Shareholder generally will not be subject to federal income taxation unless (i) investment in the Shares is effectively connected with the Non-U.S. Shareholder's United States trade or business, in which case, as discussed above, the Non-U.S. Shareholder would be subject to the same treatment as U.S. Shareholders on such gain, or (ii) the Non-U.S. Shareholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year, in which case the nonresident alien individual will be subject to a 30% tax on such gain.

         The Shares will not constitute a United States real property interest if the Company is a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. It is believed that the Company has been and will continue to be a domestically controlled REIT, and therefore that the sale of Shares by a Non-U.S. Shareholder will not be subject to federal income taxation. However, because the Shares are publicly traded, no assurance can be given that the Company has been and will continue to be a domestically controlled REIT. If the Company is not a domestically controlled REIT, whether a Non-U.S. Shareholder's gain on sale of Shares would be subject to federal income tax as a sale of a United States real property interest would depend upon whether the Shares were "regularly traded" (as defined by applicable Treasury Regulations) on an established securities market (e.g., the New York Stock Exchange, on which the Shares are listed) and upon the size of the selling Non-U.S. Shareholder's interest in the Company. If the gain on the sale of the Shares were subject to federal income taxation, the Non-U.S. Shareholder would be subject to the same treatment as a U.S. Shareholder with respect to such gain (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In any event, a purchaser of Shares from a Non-U.S. Shareholder will not be required to withhold on the purchase price if the purchased Shares are "regularly traded" on an established securities market or if the Company is a domestically controlled REIT. Otherwise, the purchaser of Shares may be required to withhold 10% of the purchase price paid to the Non-U.S. Shareholder and to remit such amount to the IRS.

         Shares owned or treated as owned by an individual who is not a citizen or resident (as defined for United States federal estate tax purposes) of the United States at the time of death will be includible in the individual's gross estate for United States federal estate tax purposes unless an applicable estate tax treaty provides otherwise.

         Backup Withholding and Information Reporting Requirements. The Company will report to its U.S. Shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. Shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless the U.S. Shareholder (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding rules and otherwise complies with applicable requirements of the backup withholding rules. A U.S. Shareholder that does not provide the Company with its correct taxpayer identification number may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of capital gain distributions to any U.S. Shareholder that fails to certify its non-foreign status to the Company. Any amounts withheld under the foregoing rules will be creditable against the U.S. Shareholder's federal income tax liability provided that the required information is furnished to the IRS.

           The Company will report to its Non-U.S. Shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. Copies of these information returns may also be made available under the provisions of a specific treaty or agreement to the tax authorities in the country in which the Non-U.S. Shareholder resides. As discussed above, withholding tax rates of 30% and 35% may apply to distributions on Shares to Non-U.S. Shareholders, and the New Regulations will when effective alter the information reporting and withholding rules applicable to Non-U.S. Shareholders. Among other things, the New Regulations provide certain presumptions under which a Non-U.S. Shareholder would be subject to backup withholding and information reporting until the Company receives certification from such shareholder of its Non-U.S. Shareholder status. As noted, the New Regulations are generally effective with respect to dividends paid after December 31, 1999.

         The payment of the proceeds from the disposition of Shares to or through the United States office of a broker will generally be subject to information reporting and backup withholding at a rate of 31% unless the owner, under penalties of perjury, certifies, among other things, its status as a Non-U.S. Shareholder, or otherwise establishes an exemption. The payment of the proceeds from the disposition of Shares to or through a non-United States office of a broker generally will not be subject to backup withholding and information reporting. In the case of proceeds from a disposition of Shares paid to or through a non-United States office of a United States broker or paid to or through a non-United States office of a non-United States broker that is (i) a "controlled foreign corporation" for federal income tax purposes or (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-U.S. Shareholder, and (b) information reporting will not apply if the broker has documentary evidence in its files that the beneficial owner is a Non-U.S. Shareholder unless the broker has actual knowledge to the contrary. Under the New Regulations (generally effective for payments made after December 31, 1999), in the case of proceeds from a disposition of Shares paid to or though a non-United States office of a United States broker or paid to or through a non-United States office of a non-United States broker that is (i) a "controlled foreign corporation" for federal income tax purposes, (ii) a person 50% or more of whose gross income from all sources for a certain three-year period was effectively connected with a United States trade or business, (iii) a foreign partnership with one or more partners who are United States persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the United States, (a) backup withholding will not apply unless the broker has actual knowledge that the owner is not a Non-U.S. Shareholder, and
(b) information reporting will not apply if the Non-U.S. Shareholder certifies its status as a Non-U.S. Shareholder and further certifies that it has not been, and at the time the certificate is furnished reasonably expects not to be, present in the United States for a period aggregating 183 days or more during each calendar year to which the certification pertains.

         Any amounts withheld from a payment to a Non-U.S. Shareholder will generally be refunded (or credited against the Non-U.S. Shareholder's United States federal income tax liability, if any), provided that the required information is furnished to the IRS.

         Other Tax Considerations. Holders of Shares should recognize that the present federal income tax treatment of the Company may be modified by future legislative, judicial, or administrative actions at any time, which may be retroactive in effect, and, as a result, any such action or decision may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts. No prediction can be made as to the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting the Company or its shareholders. Revisions in federal income tax laws and interpretations thereof could adversely affect the tax consequences of investment in the Shares.

         The Company and its shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above. Consequently, holders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Shares.

         THE FOREGOING IS A SUMMARY DESCRIPTION OF CERTAIN MATERIAL FEDERAL INCOME TAX CONSEQUENCES OF THE TAXATION OF THE COMPANY AND ITS SHAREHOLDERS, WITHOUT CONSIDERATION OF THE PARTICULAR FACTS AND CIRCUMSTANCES OF ANY PARTICULAR SHAREHOLDER. IN PARTICULAR, IT DOES NOT ADDRESS THE STATE, LOCAL OR FOREIGN TAX ASPECTS OF THE TAXATION OF THE COMPANY AND ITS SHAREHOLDERS. THE DISCUSSION IS BASED ON CURRENTLY EXISTING PROVISIONS OF THE CODE, EXISTING AND PROPOSED TREASURY REGULATIONS THEREUNDER AND CURRENT ADMINISTRATIVE RULINGS AND COURT DECISIONS. ALL OF THE FOREGOING ARE SUBJECT TO CHANGE AND ANY SUCH CHANGE COULD AFFECT THE CONTINUING VALIDITY OF THE DISCUSSION. THE COMPANY AND ITS SHAREHOLDERS MAY ALSO BE SUBJECT TO STATE OR LOCAL TAXATION IN VARIOUS STATE OR LOCAL JURISDICTIONS, INCLUDING THOSE IN WHICH IT OR THEY TRANSACT BUSINESS OR RESIDE. EACH HOLDER OF SHARES OF THE COMPANY SHOULD CONSULT HIS OR HER OWN TAX ADVISOR AS TO THE SPECIFIC TAX CONSEQUENCES OF THE TAXATION OF THE COMPANY AND ITS SHAREHOLDERS, INCLUDING THE APPLICATION AND EFFECT OF FEDERAL, STATE, LOCAL AND FOREIGN TAX LAWS.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

         General Fiduciary Obligations. Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA") ("ERISA Plan") must consider whether their investment in the Company's Shares satisfies the diversification requirements of ERISA, whether the investment is prudent in light of possible limitations on the marketability of the Shares, whether such fiduciaries have authority to acquire such Shares under the appropriate governing instrument and Title I of ERISA, and whether such investment is otherwise consistent with their fiduciary responsibilities. Any ERISA Plan fiduciary should also consider ERISA's prohibition on improper delegation of control over or responsibility for "plan assets." Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, such fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of such a violation (the "Fiduciary Penalty"). Fiduciaries of any Individual Retirement Account ("IRA") Keogh Plan or other qualified retirement plan not subject to Title I of ERISA because it does not cover common law employees ("Non-ERISA Plan") should consider that such an IRA or non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisers if they have any concern as to whether the investment is inconsistent with any of the foregoing criteria.

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

         The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold pursuant to an effective registration statement under the Securities Act of 1933 (provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred). The Shares have been registered under the Securities Exchange Act of 1934.

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

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect a finding that such securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include: any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification of the Company for Federal or state tax purposes, or would otherwise violate any state or Federal law or court order; any requirement that advance notice of a transfer or assignment be given to the Company and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence; any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer. The Company believes that the restrictions imposed under the Declaration on the transfer of Shares do not result in the failure of the Shares to be "freely transferable." Furthermore, the Company believes that at present there exist no other facts or circumstances limiting the transferability of the Shares which are not included among those enumerated as not affecting their free transferability under the regulation, and the Company does not expect or intend to impose in the future (or to permit any person to impose on its behalf) any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions. However, the final regulation only establishes a presumption in favor of a finding of free transferability, and no guarantee can be given that the DOL or the Treasury Department will not reach a contrary conclusion.

         Assuming that the Shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of the Shares, the Company has received an opinion of counsel that the Shares should not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the Shares under the Declaration and that under the regulation the Shares are publicly offered securities and the assets of the Company will not be deemed to be "plan assets" of any ERISA Plan, IRA or other Non-ERISA Plan that invests in the Shares.
         If the assets of the Company are deemed to be plan assets  under ERISA,
(i) the prudence standards and other provisions of Part 4 of Title I of ERISA would be applicable to investments made by the Company; (ii) the person or persons having investment discretion over the assets of ERISA Plans which invest in the Company would be liable under the aforementioned Part 4 of Title I of ERISA for investments made by the Company which do not conform to such ERISA standards unless the Advisor registers as an investment adviser under the Investment Advisers Act of 1940 and certain other conditions are satisfied; and
(iii) certain transactions that the Company might enter into in the ordinary course of its business and operation might constitute "prohibited transactions" under ERISA and the Code.

Item 3.  Legal Proceedings

         Although in the ordinary course of business the Company is or may become involved in legal proceedings, the Company has a limited operating history and is not aware of any material pending legal proceeding affecting the Company or any of the Hotels for which it might become liable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

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

    1995                                     High                       Low
    ----                                     ----                       ---

August 22 to September 30                 $   27                   $   24 1/2
Fourth Quarter                                26 3/4                   24 3/8

    1996                                     High                       Low
    ----                                     ----                       ---

First Quarter                             $   27 7/8               $   25 1/2
Second Quarter                                27                       24 5/8
Third Quarter                                 26 7/8                   25
Fourth Quarter                                29 1/2                   25

    1997                                     High                       Low
    ----                                     ----                       ---

First Quarter                             $   33                   $   28 3/8
Second Quarter                                32 1/8                   29 3/8
Third Quarter                                 35 15/16                 30 7/16
Fourth Quarter                                38 5/16                  33 1/16


         The closing price of the Shares on the New York Stock Exchange on March 11, 1998, was $35.00 per Share.

         As of March 6, 1998, there were 1,007 Shareholders of record and the Company estimates that as of such date there was an excess of 75,000 beneficial owners of the Shares.

         Information about the Company's dividends paid is summarized in the table below. Dividends are generally paid in the quarter following the quarter to which they relate.

                                          Dividend                   Annualized
                                         Per Share                 Dividend Rate
                                         ---------                 -------------
         1995
         ----

Third Quarter                              $0.24                       $2.20
Fourth Quarter                              0.55                        2.20

         1996
         ----

First Quarter                              $0.58                       $2.32
Second Quarter                              0.58                        2.32
Third Quarter                               0.59                        2.36
Fourth Quarter                              0.59                        2.36

         1997
         ----

First Quarter                              $0.59                       $2.36
Second Quarter                              0.61                        2.44
Third Quarter                               0.62                        2.48
Fourth Quarter                              0.63                        2.52


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

Item 6.  Selected Financial Data

     The following table sets forth selected financial and operating data on an historical and a pro forma basis for the Company for the years ended December 31, 1997, 1996 and 1995. The pro forma data for 1995 is unaudited and presented as if the Company's formation transactions, primarily the acquisition and leasing of the 37 hotels acquired in 1995, the Company's initial public offering of Shares, and certain other transactions described below had been consummated as of the date or for the period presented. The pro forma data is not necessarily indicative of what the actual financial position or results of operations would have been, nor do they purport to represent the financial position or results of operations for future periods.

                                              Historical          Historical          Historical             Pro Forma
                                          ---------------------------------------------------------------------------------
                                                                                   February 7, 1995
                                              Year Ended          Year Ended        (Inception) to           Year Ended
                                          December 31, 1997   December 31, 1996    December 31, 1995 (1)  December 31, 1995
                                                              (In thousands, except per Share data)

Operating Data:
    Revenues:
       Rental income                          $   98,561           $   69,514           $   19,531           $   33,308
       FF&E reserve income                        14,643               12,169                4,037                6,424
       Interest income                               928                  946                   74                  144
                                              ----------           ----------           ----------           ----------
           Total revenues                        114,132               82,629               23,642               39,876

    Expenses:
       Interest                                   15,534                5,646                5,063                 --
       Depreciation and amortization              31,949               20,398                5,820                9,229
       General and administrative                  7,496                4,921                1,410                2,616
                                              ----------           ----------           ----------           ----------
           Total expenses                         54,979               30,965               12,293               11,845
                                              ----------           ----------           ----------           ----------
    Net income                                $   59,153           $   51,664           $   11,349           $   28,031
                                              ==========           ==========           ==========           ==========

Per Share Data:
    Net income per Share                      $     2.15           $     2.23           $     2.51           $     2.22
    Weighted average Shares outstanding           27,530               23,170                4,515               12,601


Balance Sheet Data (as of December 31):
    Real estate properties, net               $1,207,868           $  816,469           $  326,752           $  326,752
    Total assets                               1,313,256              871,603              338,947              338,947
    Total debt                                   125,000              125,000                 --                   --
    Shareholders' equity                       1,007,893              645,208              297,951              297,951

---------

(1)      From inception on February 7, 1995,  until  completion of its initial public offering on August 22, 1995, the Company was a
         100% owned subsidiary of HRP. The Company was initially capitalized with $1.0 million of equity and $163.3 million of debt.
         The debt was provided by HRP at rates which were lower than the market  rates which the Company  would have paid on a stand alone  basis.  Accordingly,  the  Company  does not  believe  that its results of  operations  while it was a  wholly-owned subsidiary are comparable to subsequent periods.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

The Company was organized on February 7, 1995 and commenced operations on March 24, 1995 with the acquisition of its first 21 hotels. The Company completed its initial public offering of shares and acquired an additional 16 hotels on August 22, 1995. Because the Company did not operate for the entire year 1995, the Company believes it is meaningful to an understanding of its operations to discuss the Company's 1995 pro forma results of operations as well as its historical results of operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere herein. Pro forma results and percentage relationships set forth herein may not be indicative of the future operations of the Company.

Historical and Pro Forma Results of Operations

Year Ended December 31, 1997 versus Year Ended December 31, 1996

The Company's assets increased to $1,313 million as of December 31, 1997 from $872 million as of December 31, 1996. The increase resulted primarily from hotel acquisitions completed in 1997.

In January 1997 the Company purchased a full service hotel in Salt Lake City, Utah for $44.0 million. In March 1997 the Company agreed to acquire 10 Residence Inn by Marriott(R) hotels (1,276 suites) and four Courtyard by Marriott(R) hotels (543 rooms) for $149 million and acquired all these properties in 1997 after they opened. In September 1997 the Company agreed to acquire from Marriott six Courtyard by Marriott(R) hotels (829 rooms) and three Residence Inn by Marriott(R)) hotels (507 suites) for $129 million. As of March 11, 1998, four of these hotels have been acquired; the remaining five are expected to be acquired periodically during the remainder of 1998. In November 1997 the Company acquired 14 Sumner Suites(R) hotels (1,641 suites) for $140 million. In November 1997 the Company agreed to acquire 15 Candlewood(R) hotels for $100 million. Five of these 15 Candlewood(R) hotels were acquired in 1997. An additional nine properties were acquired in January and March 1998. The remaining hotel is expected to be acquired during 1998. These acquisitions were funded through the use of cash on hand, borrowings on the Company's line of credit, and the net proceeds from the offering of 12,000,000 common shares of beneficial interest ("Shares") in December 1997.

Total revenues in 1997 were $114.1 million versus 1996 revenues of $82.6 million. Total revenues were comprised principally of base and percentage rent of $98.6 million and FF&E reserve income of $14.6 million in 1997 versus $69.5 million and $12.2 million, respectively, in the 1996 period. The Company's results are reflective of the full year impact of 45 hotels acquired in 1996 and the impact of the 1997 completion of 37 of the 53 hotel acquisitions announced in 1997. During 1997 the Company earned percentage rent revenue of $2.5 million ($0.09/Share) versus $1.1 million ($0.05/Share) in 1996, as a result of increases in gross hotel revenues at the Company's hotels.

Total expenses in 1997 were $55.0 million (including interest expense and depreciation and amortization of real estate assets of $15.5 and $31.9 million, respectively) versus 1996 expenses of $31.0 million (including interest expense and depreciation and amortization of $5.6 million and $20.4 million, respectively). A portion of the hotels purchased in 1997 were temporarily financed with proceeds from the Company's line of credit which was ultimately repaid with the proceeds of the Company's 12,000,000 Share offering in December 1997. These line of credit proceeds, plus the amounts outstanding on certain prepayable mortgage notes issued by a subsidiary of the Company, gave rise to interest expense of $15.5 million in 1997 versus $5.6 million in 1996 when amounts outstanding under the Company's line of credit were smaller, were outstanding for shorter periods and during which the Company's mortgage notes were not in place for the entire period. The substantial increase in the number of hotels owned by the Company has also proportionately increased the Company's general expense levels, including depreciation and general and administrative expenses. The Company incurred $713,000 of costs in 1997 in connection with a terminated acquisition attempt.

Net income in 1997 was $59.2 million ($2.15/Share) and cash available for distribution ("CAD") was $79.3 million ($2.88/Share) versus $51.7 million ($2.23 per Share) and CAD of $60.8 million ($2.62/Share). Growth in net income and CAD is primarily related to the effects of acquisitions in 1996 and 1997.

Cash flow provided by (used for) operating, investing and financing activities was $81.2 million, ($347.3 million) and $309.7 million, respectively, for the year ended December 31, 1997.

Year Ended December 31, 1996 versus Pro Forma Year Ended December 31, 1995

The Company's assets increased to $871.6 million as of December 31, 1996 from $338.9 million at December 31, 1995. The increase primarily resulted from three hotel portfolio acquisitions completed during 1996. In March and April of 1996, the Company acquired 16 Courtyard by Marriott(R) hotels for $176.4 million and 18 Residence Inn(R) by Marriott hotels for $172.2 million. In May 1996, the Company acquired 11 Wyndham Garden(R) hotels for $135.3 million. These acquisitions were funded through the use of cash on hand, borrowings on the Company's line of credit, and the net proceeds from the offering of 14,250,000 Shares in April 1996.

Total revenues in 1996 were $82.6 million versus pro forma 1995 revenue of $39.9 million. Total revenues were comprised principally of base and percentage rent of $69.5 million and FF&E reserve income of $12.2 million in 1996 versus $33.3 million and $6.4 million, respectively, in the pro forma period. The Company's results of operations in 1996 are reflective of the growth in the number of owned hotels to 82, from 37 at year end 1995. The leases for the Company's 82 hotels at December 31, 1996 call for base rent of $81.3 million annually, versus $32.9 million for the 37 hotels owned at December 31, 1995. During 1996, the Company earned revenue of approximately $1.1 million ($0.05/Share) in percentage rents from its portfolio of 53 Courtyard hotels, reflective of continued increases in Total Hotel Sales at these properties.

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

Net income in 1996 was $51.7 million ($2.23 per Share) and CAD for the period was $60.8 million ($2.62 per Share), based in both cases on average outstanding Shares for the period of 23,170,000. This compares with pro forma 1995 net income of $28.0 million ($2.22 per Share) and CAD of $30.8 million ($2.45 per Share), based in both cases upon 12,600,900 outstanding Shares. This 7% growth in CAD is primarily related to the effects of the Company's 1996 hotel acquisitions and related financing activity as well as growth in percentage rent to $1.1 million in 1996 from $0.4 million in the 1995 pro forma period. During April 1996, the Company completed an offering of 14,250,000 Shares raising net proceeds of approximately $358 million to fund its acquisitions and more than doubling its equity capitalization and shares outstanding.

Cash flow provided by (used for) operating, investing and financing activities was $61.7 million, ($448.7 million) and $422.9 million, respectively, for the year ended December 31, 1996.

February 7, 1995 (Inception) Through December 31, 1995

Total revenues from Inception through December 31, 1995 were $23.6 million, which included base and percentage rent of $19.5 million and FF&E reserve income of $4.0 million. Total expenses for the period were $12.3 million, including interest expense and depreciation and amortization of $5.0 million and $5.8 million, respectively. Net income for the period was $11.3 million ($2.51 per Share) and CAD for the period was $13.2 million ($2.91 per Share), based in both cases on average outstanding Shares for the period of 4,515,000.

From Inception until completion of its initial public offering on August 22, 1995, the Company was a 100% owned subsidiary of Health and Retirement Properties Trust ("HRP") and was initially capitalized with $1 million of equity and $163.3 million of debt. The debt was provided by HRP at rates which were lower than the market rates which the Company would have paid on a stand alone basis. Accordingly, the Company does not believe that its results of operations while it was a wholly owned subsidiary of HRP are comparable to subsequent periods.

Cash flow provided by (used for) operating, investing and financing activities was $14.1 million, ($303.7 million) and $291.6 million, respectively, for the year ended December 31, 1996.

Pro Forma Year Ended December 31, 1995

The pro forma results of operations assume that the Company's formation transactions, the initial public offering of Shares and the acquisition and leasing of the 37 hotels and related transactions all occurred on January 1, 1995. On this pro forma basis, total revenues would have been $39.9 million (principally base and percentage rents of $33.3 million and FF&E reserve income of $6.4 million). Total expenses would have been $11.8 million (including depreciation and amortization of $9.2 million and general and administrative expenses of $2.6 million). Net income would have been $28.0 million or $2.22 per Share, and CAD would have been $30.8 million or $2.45 per Share, based in both cases upon 12,600,900 Shares outstanding.

Liquidity and Capital Resources

The Company's primary source of cash to fund its dividends, interest and day to day operations is the base and percentage rent it receives. Base rent is paid monthly in advance and percentage rent is paid either monthly or quarterly in arrears. This flow of funds from rent has historically been sufficient for the Company to pay dividends, interest and meet day to day operating expenses. The Company believes that its operating cash flow will be sufficient to meet its operating expenses, interest and dividend payments.

In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to pay dividends or operating expenses, the Company has entered into a line of credit arrangement with DLJ Mortgage Capital, Inc. ("DLJMC"). The line of credit (the "DLJMC Line of Credit") is for up to $200 million, all of which was available at December 31, 1997. During 1997 the Company expanded its credit facilities with DLJMC temporarily to provide up to $455 million. Drawings under the DLJMC Line of Credit are secured by first mortgage liens on certain of the Company's hotels. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The DLJMC Line of Credit matures on December 31, 1998. Interest on borrowings under the DLJMC Line of Credit are payable until maturity at a spread above LIBOR; and interest during the extended term, if any, will be set at market rates at the time the loan is extended.

During 1996, subsidiaries of the Company issued $125 million of mortgage notes (the "Secured Notes") secured by such subsidiaries' assets, including 18 Residence Inn by Marriott(R) and 11 Wyndham Garden(R) hotels. The mortgage loan was financed by the issuance of $125 million commercial mortgage pass-through certificates through a trust created by another of the Company's subsidiaries. The certificates were sold in a Rule 144A private placement to institutional investors. The Secured Notes carried interest that floated with one-month LIBOR plus a spread and were due December 1, 2001, but could be prepaid by the Company at any time without penalty. In connection with this issuance of the Secured Notes, the Company entered into interest rate cap agreements for $125 million (notional amount) with a major financial institution which limit the Company's maximum interest rate exposure to 7.6925% on this debt. On March 2, 1998, the Secured Notes were prepaid in full.

The Company expects to use existing cash balances, borrowings under the DLJMC Line of Credit or other lines of credit and/or net proceeds of offerings of equity or debt securities to fund future hotel acquisitions. To the extent the Company borrows on a line of credit, the Company will explore various alternatives in both the timing and method of repayment of such amounts. Such alternatives may include incurring long term debt. On January 15, 1997, the Company's shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission (the "SEC"). An effective shelf registration statement enables the

Company to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC.

In February 1998 the Company issued $150 million of 7.0% senior unsecured notes due 2008. Net proceeds to the Company of approximately $148 million were used for general business purposes and, on March 2, 1998 to repay the Secured Notes in full.

Also in February 1998 the Company issued an aggregate 2,146,571 Shares in connection with three separate unit investment trust arrangements established by investment banks. These Shares were sold at market prices less an underwriting discount. The aggregate net proceeds of these Shares offerings ($71.1 million) will be used for the acquisition of additional hotels and for general business purposes.

At March 11, 1998 the Company had total commitments to purchase property of $88.7 million. Also at March 11, 1998 the Company had cash and cash equivalents of approximately $110 million.

The Company is in the process of negotiating with a commercial bank for an unsecured revolving credit facility. The Company expects to conclude negotiations and documentation during the first half of 1998, enter into a new unsecured revolving line of credit and terminate the DLJMC Line of Credit. No assurance can be given that a new credit facility will be available to the Company on acceptable terms.

Although there can be no assurance that the Company will consummate any debt or equity security offerings or other financings, the Company believes it will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions.

Recent Developments

On March 19, 1998 the Company closed a new unsecured revolving credit facility of $250 million, arranged and fully underwritten by a commercial bank. The facility has a 4 year term and bears interest at LIBOR plus a spread based on the Company's senior debt ratings. The facility contains financial covenants requiring the Company to, among other things, maintain a debt to Asset Value (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined).

On March  20,  1998 the  Company  completed  a $240  million  acquisition  of 15
Summerfield Suites(R) hotels, containing 1,822 suites (2,766 rooms). These hotels are leased to the seller under a lease with an initial term through 2015 and four renewal terms of 12 years each. The lease requires base rent of $25 million annually and additional rent equal to a percentage of gross revenue increases beginning in 1999. The acquisition was funded with a $125 million borrowing under the Company's unsecured credit line discussed above and cash on hand.

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

Certain Considerations

The discussion and analysis of the Company's financial condition and results of operations requires the Company to make certain estimates and assumptions and contains certain statements of the Company's beliefs, intent or expectation concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to the Company's ability to expand its portfolio, performance of its assets, the ability to pay dividends, its tax status as a "real estate investment trust," the ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which the Company and/or the Company's lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes to federal, state and local legislation and other factors. The Company cannot predict the impact of these factors, if any. However, these factors could cause the Company's actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of the Company's financial condition and results of operations. The Company believes that its estimates and assumptions are reasonable and prudent at this time.

Item 8. Financial Statements and Supplementary Data

       The information required by this item is incorporated herein by reference to the consolidated financial statements and schedule of Hospitality Properties Trust included in Item 7 of the Company's Current Report on Form 8-K dated February 11, 1998. The financial statements for HMH HPT Courtyard, Inc., a significant lessee as of January 3, 1997 and January 2, 1998 and for the two fiscal years ended January 2, 1998 and the period from March 24, 1995 (inception) to December 29, 1995, begin on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K.

(a) Index to Financial Statements and Financial Statement Schedules


The following financial statements HMH HPT Courtyard,  Inc. a significant lessee of Company assets are included herein on the pages indicated.
                                                                                        Page

    Report of Independent Public Accountants.........................................   F-1

    Balance Sheet as of January 3, 1997 and January 2, 1998..........................   F-2

    Statement of Income for the period from inception through December 29, 1995
    and the fiscal years ended January 3, 1997 and January 2, 1998...................   F-3

    Statement of Shareholder's  Equity for the period from inception to December
    29, 1995 and the fiscal years ended January 3, 1997 and January 2, 1998..........   F-4

    Statement of Cash Flows for the period from inception
    to December 29, 1995 and the fiscal years ended January 3, 1997 and
    January 2, 1998..................................................................   F-5

    Notes to Financial Statements....................................................   F-6

The following  consolidated  financial  statements  and schedule of  Hospitality
Properties Trust are incorporated  herein by reference to the Company's  Current
Report on Form 8-K dated February 11, 1998,  page references are to such Current
Report:

    Report of Independent Public Accountants.........................................   F-2

    Consolidated Balance Sheet as of December 31, 1997 and December 31, 1996.........   F-3

    Consolidated Statement of Income for the years ended December 31, 1997 and
    1996 and the period February 7, 1995 (inception) to December 31, 1995............   F-4

    Consolidated Statement of Shareholders' Equity for the years ended
    December 31, 1997 and 1996 and the period February 7, 1995 (inception) to
    December 31, 1995................................................................   F-5

    Consolidated Statement of Cash Flows for the for the years ended
    December 31, 1997 and 1996 and the period February 7, 1995 (inception) to
    December 31, 1995................................................................   F-6

    Notes to Consolidated Financial Statements.......................................   F-7

    Report of Independent Public Accountants on Schedule III.........................   F-11

    Schedule III - Real Estate and Accumulated Depreciation..........................   F-12

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibits:

3.1 Conformed Amended and Restated Declaration of Trust dated August 21, 1995 (Filed herewith)
3.2      Conformed Amendment dated June 2, 1997 (Filed herewith)
3.3      Conformed Articles Supplementary dated June 2, 1997 (Filed herewith)
3.4 Bylaws of the Registrant (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
4.1 Form of Share Certificate (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
4.2 Rights Agreement, dated as of May 20, 1997, between Hospitality Properties Trust and State Street Bank and Trust Company, as Rights Agent (including the form of Rights Certificate and the form of Articles Supplementary designating the Junior Participating Preferred Shares) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 20, 1997)
4.3 Indenture dated as of February 25, 1998, between the Company and State Street Bank and Trust Company (Filed herewith)
4.4 Supplemental Indenture No. 1 dated as of February 25, 1998, between the Company and State Street Bank and Trust Company (Filed herewith)
8.1      Opinion of  Sullivan & Worcester  LLP as to certain tax matters  (Filed herewith)
10.1 Advisory Agreement(+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
10.2 Advisory Agreement by and between REIT Management & Research, Inc. and Hospitality Properties Trust dated January 1, 1998 (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1998)
10.3 Hospitality Properties Trust 1995 Incentive Share Award Plan(+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
10.4 Form of Revolving Credit Agreement by and between the Company and DLJ Mortgage Capital, Inc., as amended and restated on December 29, 1995, as further amended by Amendment No. 1, dated February 26, 1996 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
10.5 Amendment, dated November 25, 1996 to the Revolving Credit Agreement, amended and restated on December 29, 1995, by and between the Company and DLJ Mortgage Capital, Inc. 1996 (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
10.6 Amendment No. 3, dated November 14, 1997, to the Amended and Restated Credit Agreement, dated as of December 29, 1995, as amended, between the Company and DLJ Mortgage Capital, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.7 First Supplemental Credit Agreement, dated as of November 14, 1997, between the Company, as borrower, and DLJ Mortgage Capital, Inc. as lender (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.8 Second Supplemental Credit Agreement, dated as of November 14, 1997, between the Company, as borrower, and DLJ Mortgage Capital, Inc., as lender (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.9 Promissory Note in the amount of $125,000,000 dated as of November 25, 1996 from HPTRI Corporation and HPTWN Corporation to Column Financial Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1996)
10.10 Loan Agreement dated as of November 25, 1996 by and between HPTRI Corporation and HPTWN Corporation, as borrowers, and Column Financial Inc., as lender. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1996)
10.11 Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement from HPTRI Corporation, as Trustor, to Chicago Title Insurance Company, as Trustee, for benefit of Column Financial, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1996)

10.12 Trust and Servicing agreement dated as of November 25, 1996 by and among Hospitality Properties Mortgage Acceptance Corp., as Depositor, AMRESCO Management, Inc., as Servicer, and The Chase Manhattan Bank, as Trustee (Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1996)
10.13 Revolving Credit Agreement, dated as of March 19, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent (Filed herewith)
10.14 Investment Manager's Subordination Agreement, dated as of March 19, 1998, among REIT Management & Research, Inc., the Company and Dresdner Bank AG, New York Branch and Grand Cayman Branch (Filed herewith)
10.15 Purchase-Sale and Option Agreement dated as of February 3, 1995 by and among HMH Courtyard Properties, Inc., HMH Properties, Inc. and Hospitality Properties, Inc., as amended (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
10.16 Fifth Amendment to Purchase-Sale and Option Agreement dated February 26, 1996, by and between IIIT and IIMII Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-1433))
10.17 Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a HMH Properties, Inc. and Courtyard Management Corporation (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
10.18 Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and Hospitality Properties, Inc. and Consolidation Letter Agreement by and between Courtyard Management Corporation and Hospitality Properties, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
10.19 Form of Lease Agreement between Hospitality Properties, Inc. and HMH HPT Courtyard, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))
10.20 Form of Lease Agreement between HMH HPT Residence Inn, Inc. and Hospitality Properties Trust (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-1433))
10.21 Form of Residence Inn Management Agreement between HMH Properties, Inc. and Residence Inn by Marriott(R), Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 333-1433))
10.22    Lease  Agreement by and between HPTSLC  Corporation,  as landlord,  and
         WIIC  Salt  Lake  Corporation,   as  tenant,   dated  January  1996
         (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
10.23 Purchase and Sale Agreement by and among Residence Inn by Marriott, Inc. and Courtyard Management Corporation, as sellers, and Hospitality Properties Trust, as purchaser, dated April 3, 1997 (Incorporated by reference to the Company's Current Report on Form 8-K dated April 3,
         1997)
10.24 Form of Courtyard Lease Agreement by and between HPTMI Corporation and CR14 Corporation (Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 1997)
10.25 Form of Residence Inn Lease Agreement by and between HPTMI Corporation and CR14 Corporation (Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 1997)
10.26 Limited Rent Guaranty, dated April 3, 1997, by and among Marriott International, Inc., as guarantor, and Hospitality Properties Trust and HPTMI Corporation, as landlord (Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 1997)
10.27 Purchase and Sale Agreement, dated November 19, 1997, by and among Candlewood Hotel Company, Inc. and certain of its affiliates, as sellers, and the Company, as purchaser (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.28 Form of Candlewood Lease Agreement by and between a subsidiary of the Company, as landlord, and Candlewood Leasing No. 1 Inc., as tenant (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)

10.29 Form of Guaranty Agreement by and among Candlewood Hotel Company, Inc., a subsidiary of the Company and the Company (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.30 Purchase and Sale Agreement, dated as of October 24, 1997, by and among ShoLodge, Inc. and certain of its affiliates, as sellers, and the Company, as purchaser (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.31 Lease Agreement, dated as of November 19, 1997, by and between HPT Suite Properties Trust, as landlord, and Suite Tenant, Inc., as tenant (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.32 Limited Guaranty Agreement, dated as of November 19, 1997, by and among Sholodge, Inc., HPT Suite Properties Trust and the Company (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.33 Purchase Agreement, dated as of October 10, 1997, by and among Residence Inn by Marriott, Inc. and Courtyard management Corporation, as sellers, and the Company, as purchaser (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.34 Form of Residence Inn Lease Agreement by and between HPTMI II Properties Trust and CR9 Tenant Corporation (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.35 Form of Courtyard Lease Agreement by and Between HPTMI II Properties Trust and CR9 Tenant Corporation (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.36 Limited Rent Guaranty, dated as of October 10, 1997, by and among Marriott International, Inc., the Company and HPTMI II Properties Trust (Incorporated by reference to the Company's Current Report on Form 8-K dated November 21, 1997)
10.37 Agreement of Purchase and Sale, dated as of March 18, 1998, between Patriot American Hospitality Partnership, L.P. and Chatsworth Summerfield Associates, L.P. (Filed herewith)
10.38 Assignment of Rights under Agreements of Purchase and Sale, dated as of March 18, 1998, by Patriot American Hospitality Partnership, L.P. to and for the benefit of HPTSHC Properties Trust (Filed herewith)
10.39 Agreement to Lease dated as of March 20, 1998 by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P. (Filed herewith)
12       Ratio of Earnings to Fixed Charges (Filed herewith)
21       Subsidiaries of the Registrant (Filed herewith)
23.1     Consents of Arthur Andersen LLP (Filed herewith)
23.2 Consent of Sullivan & Worcester LLP (included in Exhibit 8.1 to this Annual Report)
99 The Company's Current Report on Form 8-K dated February 11, 1998 (Filed herewith)
------------------
      (+)      Management contract or compensatory plan or agreement.

      (b) During the fourth quarter of 1997, the Company filed the following Current Reports on Form 8-K:
                  (i) Current Report on Form 8-K dated November 11, 1997 relating to an agreement to acquire fifteen hotels (Items 5 and 7)
                  (ii) Current Report on Form 8-K dated December 12, 1997 relating to (a) certain financial statements, (b) an underwriting agreement and (c) an opinion of counsel relating to certain tax matters (Item 7)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard, Inc.:

         We have audited the accompanying balance sheets of HMH HPT Courtyard, Inc. (the "Company") as of January 2, 1998 and January 3, 1997, and the related statements of operations, shareholder's equity and cash flows for the fiscal years ended January 2, 1998 and January 3, 1997 and for the period March 24, 1995 (inception) through December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of January 2, 1998 and January 3, 1997, and the results of its operations and its cash flows for the fiscal years ended January 2, 1998 and January 3, 1997 and for the period March 24, 1995 (inception) through December 29, 1995, in conformity with generally accepted accounting principles.

                                                        Arthur Andersen LLP

Washington, D.C.
February 27, 1998

                             HMH HPT COURTYARD, INC.
                                 BALANCE SHEETS
                       January 2, 1998 and January 3, 1997
                        (in thousands, except share data)

                                                                                    1997        1996
                                                                                    ----        ----

                                            ASSETS

Advances to manager                                                               $  5,100   $  5,100
Due from Marriott International, Inc.                                                3,233      3,481
Security deposit                                                                    50,540     50,540
                                                                                  --------   --------
            Total assets                                                          $ 58,873   $ 59,121
                                                                                  ========   ========

                          LIABILITIES AND SHAREHOLDER'S EQUITY

Due to Host Marriott Corporation                                                  $  5,888   $  4,793
Deferred gain                                                                       36,670     39,570
                                                                                  --------   --------
            Total liabilities                                                       42,558     44,363
                                                                                  --------   --------

Shareholder's equity
       Common stock, no par value 100 shares authorized, issued and outstanding       --         --
       Additional paid-in capital                                                   15,295     15,478
       Retained earnings (deficit)                                                   1,020       (720)
                                                                                  --------   --------
            Total shareholder's equity                                              16,315     14,758
                                                                                  --------   --------
                                                                                  $ 58,873   $ 59,121
                                                                                  ========   ========





                       See Notes to Financial Statements.


                             HMH HPT COURTYARD, INC.
                            STATEMENTS OF OPERATIONS
                   For the Fiscal Years Ended January 2, 1998
                and January 3, 1997 and for the Period from March
                 24, 1995 (inception) through December 29, 1995
                                 (in thousands)

                                                                                        Period from March 24, 1995
                                                                                                 (inception)
                                                                    Fiscal Year         through December 29, 1995
                                                             ----------------------     -------------------------
                                                               1997         1996
                                                               ----         ----

REVENUES                                                     $ 108,416    $  94,161             $  37,813
                                                             ---------    ---------             ---------

EXPENSES:
       Rent                                                     52,335       46,495                19,379
       FF&E contribution expense                                10,595        9,289                 3,810
       Base and incentive management fees paid to Marriott
            International, Inc.                                 23,323       18,318                 5,156
       Property taxes                                            7,491        6,287                 2,597
       Other expenses                                            4,583        3,390                 3,262
                                                             ---------    ---------             ---------
            Total operating expenses                            98,327       83,779                34,204
                                                             ---------    ---------             ---------

OPERATING PROFIT BEFORE AMORTIZATION OF
       DEFERRED GAIN AND CORPORATE EXPENSES                     10,089       10,382                 3,609
Amortization of deferred gain                                    2,900        2,351                   675
Corporate expenses                                              (1,991)      (2,235)               (1,059)
                                                             ---------    ---------             ---------

INCOME BEFORE INCOME TAXES                                      10,998       10,498                 3,225
Provision for income taxes                                      (4,400)      (4,199)               (1,322)
                                                             ---------    ---------             ---------

NET INCOME                                                   $   6,598    $   6,299             $   1,903
                                                             =========    =========             =========






                       See Notes to Financial Statements.


                             HMH HPT COURTYARD, INC.
                       STATEMENTS OF SHAREHOLDER'S EQUITY
                   For the Fiscal Years Ended January 2, 1998
                and January 3, 1997 and for the Period from March
                 24, 1995 (inception) through December 29, 1995
                                 (in thousands)


                                                                         Additional       Retained
                                                            Common         Paid-In        Earnings
                                                             Stock         Capital        (Deficit)
                                                             -----         -------        ---------

Net assets contributed by Host Marriott Corporation        $   --         $ 25,406        $   --
Dividend to Host Marriott Corporation                          --             --            (2,623)
Net income                                                     --             --             1,903
                                                           --------       --------        --------
Balance, December 29, 1995                                     --           25,406            (720)
Net liabilities contributed by Host Marriott Corporation       --           (9,928)           --
Dividend to Host Marriott Corporation                          --             --            (6,299)
Net income                                                     --             --             6,299
                                                           --------       --------        --------
Balance, January 3, 1997                                       --           15,478            (720)
Adjustment to 1996 capital contribution by
      Host Marriott Corporation                                --             (183)           --
Dividend to Host Marriott Corporation                          --             --            (4,858)
Net income                                                     --             --             6,598
                                                           --------       --------        --------
Balance at January 2, 1998                                 $   --         $ 15,295        $  1,020
                                                           ========       ========        ========




                       See Notes to Financial Statements.


                             HMH HPT COURTYARD, INC.
                            STATEMENTS OF CASH FLOWS
                     Fiscal Years Ended January 2, 1998 and
                January 3, 1997 and for the Period from March 24,
                   1995 (inception) through December 29, 1995
                                 (in thousands)

                                                                                       Period from March 24, 1995
                                                                                                 (inception)
                                                                    Fiscal Year         through December 29, 1995
                                                             ----------------------     -------------------------
                                                               1997         1996
                                                               ----         ----

OPERATING ACTIVITIES:
       Net income                                             $ 6,598     $ 6,299                $ 1,903
       Adjustments to reconcile net income to cash
            provided by operating activities:
       Amortization of deferred gain                           (2,900)     (2,351)                  (675)
       Changes in operating accounts:
            Increase in due to Host Marriott Corporation        1,095       3,285                  1,082
            Decrease in prepaid rent                             --           329                  2,531
            Decrease (increase) in due from Marriott
                   International, Inc.                             65      (1,263)                (2,218)
                                                              -------     -------                -------
           Cash provided by operations                          4,858       6,299                  2,623
                                                              -------     -------                -------

FINANCING ACTIVITIES:
       Dividend to Host Marriott Corporation                   (4,858)     (6,299)                (2,623)
                                                              -------     -------                -------

CASH AND CASH EQUIVALENTS, end of year                        $  --       $  --                  $  --
                                                              =======     =======                =======

SUPPLEMENTAL INFORMATION, NONCASH ACTIVITY
Balances transferred to the Company by Host Marriott
       Corporation upon commencement of leases
       Advances to manager                                               $  1,116               $  3,984
       Prepaid rent                                                           329                  2,531
       Security deposits                                                   17,640                 32,900
       Accrued expenses                                                      --                     (426)
       Deferred gain                                                      (29,013)               (13,583)
                                                                         --------               --------
       Net (liabilities) assets contributed by Host Marriott
            Corporation                                                  $ (9,928)              $ 25,406
                                                                         ========               ========





                       See Notes to Financial Statements.

                             HMH HPT COURTYARD, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         HMH HPT Courtyard, Inc. (the "Company") was incorporated in Delaware on February 7, 1995 as a whollyowned indirect subsidiary of Host Marriott Corporation ("Host Marriott"). The Company had no operations prior to March 24, 1995 (the "Commencement Date").

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

Fiscal Year

         The Company's fiscal year ends on the Friday nearest to December 31. Full year results for 1996 include 53 weeks versus 52 weeks for 1997.

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

         On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

         The Company is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels from its statements of operations (see Note 6). If the Company concludes that EITF 97-2 should be applied to its hotels, it would include operating results of those managed operations in its financial statements. Application EITF 97-2 to financial statements as of and for the 52 weeks ended January 2, 1998, would have increased both revenues and operating expenses by approximately $103 million and would have had no impact on operating profit or net income.

Corporate Expenses

         The Company operates as a unit of Host Marriott, utilizing Host Marriott's employees, centralized system for cash management, insurance and administrative services. The Company has no employees. All cash received by the Company is deposited in and commingled with Host Marriott's general corporate funds. Operating expenses and other cash requirements of the Company are paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott are allocated to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected allocations by Host Marriott of general and administrative costs on a forward-looking basis.

Concentration of Credit Risk

         The Company's largest asset is the security deposit (see Note 3) which constitutes 86% of the Company's total assets as of January 2, 1998. The security deposit is not collateralized and is due from HPT at the termination of the Lease.

Deferred Gain

         Host Marriott contributed to the Company deferred gains relating to the sale of the 53 Courtyard properties to HPT in 1995 and 1996. The Company is amortizing the deferred gain over the initial term of the Lease, as defined below.

NOTE 2. LEASE COMMITMENTS

         On the Commencement Date, the Company entered into a lease for 21 Courtyard properties. On August 22, 1995, the Company entered into a lease for an additional 16 Courtyard properties. On March 22, 1996 and April 4, 1996, the Company entered into a lease for an additional 16 Courtyard properties (collectively, the "Lease"). The initial term of the Lease expires in 2012. Thereafter, the Lease automatically renews for consecutive twelveyear terms at the option of the Company.

         The Company is required to pay rents equal to aggregate minimum annual rent of $50,635,000 ("Base Rent"), and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. Additionally, the Company is required to make payments when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the Hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the management agreements described below. The Company is also required to provide the Manager with working capital to meet the operating needs of the Hotels. The Sellers had previously made advances related to the Hotels and transferred their interest in such amounts to the Company in the amount of $3,984,000 and $1,116,000 in 1995 and 1996, respectively.

         The Lease also requires the Company to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual total hotel sales into an HPTowned furniture, fixture and equipment reserve (the "FF&E Reserve"), which is available for the cost of required replacements and renovation. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT ("HPT Fundings") at the request of the Company. In the event of HPT Fundings, Base Rent shall be adjusted upward by an amount equal to 10% of HPT Fundings.

         The Company is required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, net worth is defined as shareholder's equity plus the deferred gain.

         As of January 2, 1998, future minimum annual rental commitments for the Lease on the Hotels and other noncancelable leases, including the ground leases described below, are as follows (in thousands):

                                                           Operating
                                                             Other
                                                  Lease      Leases
                                                  -----      ------
          1998                                  $ 50,635   $    304
          1999                                    50,635        151
          2000                                    50,635         68
          2001                                    50,635         30
          2002                                    50,635         15
                 Thereafter                      506,350          6
                                                --------   --------
                 Total minimum lease payments   $759,525   $    574
                                                ========   ========

         The land under eight of the Hotels is leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2039 and 2067. The ground leases provide for rent based on specific percentages of certain sales subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. Total minimum lease payments exclude Percentage Rent which was $1,771,000, $716,000 and $271,000 for 1997 and 1996 and the period
March 24, 1995 through December 29, 1995, respectively.

NOTE 3. SECURITY DEPOSIT

         HPT holds $50,540,000 as a security deposit for the obligations of the Company under the Leases (the "Security Deposit"). The Security Deposit is due upon termination of the Lease.

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

         The components of the Company's effective income tax rate follow:

                                              1997        1996       1995
                                              ----        ----       ----
          Statutory Federal tax rate          35.0%       35.0%      35.0%
          State income tax, net of Federal
              tax benefit                      5.0         5.0        6.0
                                             -----       -----      -----
                                              40.0%       40.0%      41.0%
                                             =====       =====      =====

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):


                                               1997       1996       1995
                                               ----       ----       ----
        Current - Federal                   $ 3,849    $ 3,674    $ 1,129
                - State                         551        575        193
                                            -------    -------    -------
                                            $ 4,400    $ 4,199    $ 1,322
                                            =======    =======    =======

         All current tax provision amounts are included in due to Host Marriott Corporation on the accompanying balance sheets.

NOTE 5.  MANAGEMENT AGREEMENTS

         The Sellers' rights and obligations under management agreements (the "Agreements") with the Manager, were transferred to HPT and then through the Leases to the Company. The Agreement has an initial term expiring in 2013 with an option to extend the Agreement on all of the Hotels for up to 30 years. The Agreements provide that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager.

         Pursuant to the terms of the Agreements, the Manager is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Hotels participate in Marriott Rewards and Marriott's Courtyard Club programs.
The cost of these programs are charged to all hotels in the system.

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

         Pursuant to the terms of Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital and accordingly, the Company reports the total amounts so advanced to Marriott International as advances to manager in the accompanying balance sheet. Upon termination of the Agreements, the working capital will be returned to the Company.

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

         The following table presents the detail of house profit for 1997, 1996 and from March 24, 1995 (inception) through December 29, 1995 (in thousands):

                                                  1997        1996      1995
                                                  ----        ----      ----
Hotel Sales:
       Rooms                                    $189,426   $164,738   $ 66,968
       Food and beverage                          14,789     14,167      6,225
       Other                                       7,674      7,138      2,999
                                                --------   --------   --------
             Total Hotel Sales                   211,889    186,043     76,192
                                                --------   --------   --------
Expenses:
       Rooms (A)                                  39,280     34,858     14,713
       Food and beverage (B)                      12,657     12,133      5,044
       Other operating departments (C)             2,245      1,904        827
       General and administrative (D)             22,536     19,956      7,768
       Utilities (E)                               8,046      7,200      2,955
       Repairs, maintenance and accidents (F)      8,613      6,930      2,899
       Marketing and sales (G)                     2,281      2,290      1,121
       Chain services (H)                          7,815      6,611      3,052
                                                --------   --------   --------
             Total expenses                      103,473     91,882     38,379
                                                --------   --------   --------

Revenues (House Profit)                         $108,416   $ 94,161   $ 37,813
                                                ========   ========   ========


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

Dated:  March 30, 1998

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----


/s/John G. Murray                   President and                March 30, 1998
John G. Murray                      Chief Operating Officer

/s/Thomas M. O'Brien                Treasurer and Chief          March 30, 1998
Thomas M. O'Brien                   Financial Officer


                                    Trustee                      March __, 1998
John L. Harrington


/s/Arthur G. Koumantzelis           Trustee                      March 30, 1998
Arthur G. Koumantzelis


/s/William J. Sheehan               Trustee                      March 30, 1998
William J. Sheehan


/s/Gerard M. Martin                 Trustee                      March 30, 1998
Gerard M. Martin


/s/Barry M. Portnoy                 Trustee                      March 30, 1998
Barry M. Portnoy