Form 10-Q
period 1998-03-31
HOSPITALITY PROPERTIES TRUST
filed 1998-05-15
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST


      Maryland                                            04-3262075
------------------------                       ---------------------------------
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


                                                             Shares outstanding
         Class                                               at May 5, 1998
------------------------------------                         --------------
Common shares of beneficial                                  42,836,639
interest $.01 par value per share

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                 MARCH 31, 1998

                            CERTAIN IMPORTANT FACTORS

The Company's quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, dispositions, financings, conflicts of interest or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any hotel's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The accompanying information contained in this Form 10-Q including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation," identifies other important factors that could cause such differences.

THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR
SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.


                                                       INDEX

      PART I        Financial Information (Unaudited)                                                     Page

                    Condensed Consolidated Balance Sheets - March 31, 1998 and
                         December 31, 1997....................................................             3

                    Consolidated Statements of Income - Three Months Ended March 31, 1998 and 1997
                                                                                                           4

                    Condensed Consolidated Statements of Cash Flows - Three Months Ended March
                        31, 1998 and 1997....................................................              5

                    Notes to Condensed Consolidated Financial Statements......................             6

                    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.................................................             9

     PART II        Other Information

                    Changes in Securities.....................................................             13

                    Exhibits and Reports on Form 8-K..........................................             13

                    Signature.................................................................             14

                                           HOSPITALITY PROPERTIES TRUST

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                        March 31,               December 31,
                                                                          1998                       1997
                                                                        ----------              -------------
                                                                       (unaudited)

ASSETS

Real estate properties..........................................     $    1,579,328            $   1,266,035
Accumulated depreciation........................................            (69,531)                 (58,167)
                                                                     --------------            -------------
                                                                          1,509,797                1,207,868

Cash and cash equivalents.......................................             15,915                   81,728
Restricted cash (FF&E Reserve)..................................             14,209                   11,165
Other assets, net...............................................              7,738                   12,495
                                                                     ==============            =============
                                                                     $    1,547,659            $   1,313,256
                                                                     ==============            =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount...................................     $      149,732            $          --
Revolving debt..................................................            125,000                       --
Mortgage debt...................................................                 --                  125,000
Security and other deposits.....................................            168,308                  146,662
Other liabilities...............................................             11,979                   33,701

Shareholders' equity:
    Common shares of beneficial interest,  $.01 par value,
      100,000,000 shares authorized, 41,040,797 and 38,878,295
      issued and outstanding, respectively......................                411                      389
    Additional paid-in capital..................................          1,104,560                1,033,073
    Cumulative net income.......................................            135,404                  122,166
    Dividends...................................................           (147,735)                (147,735)
                                                                     --------------            -------------
      Total shareholders' equity................................          1,092,640                1,007,893
                                                                     --------------            -------------
                                                                     $    1,547,659            $   1,313,256
                                                                     ==============            =============









                             See accompanying notes

                                            HOSPITALITY PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)
                                                    (unaudited)


                                                                            For the Three          For the Three
                                                                            Months Ended           Months Ended
                                                                              March 31,              March 31,
                                                                                1998                   1997
                                                                           ----------------      ------------------

Revenues:
   Rental income..............................................                 $ 32,474              $ 21,894
   FF&E reserve income........................................                    3,818                 3,479
   Interest income............................................                    1,078                   104
                                                                               --------              --------
       Total revenues.........................................                   37,370                25,477
                                                                               --------              --------

Expenses:
   Interest (including amortization of deferred finance costs of
       $1,585 and $309, respectively - see Note 4)............                    4,239                 2,296
   Depreciation and amortization of real estate assets........                   11,364                 6,773
   General and administrative.................................                    2,213                 1,498
                                                                               --------              --------
       Total expenses.........................................                   17,816                10,567
                                                                               --------              --------

Income before extraordinary item..............................                   19,554                14,910
Extraordinary loss from extinguishment of debt (Note 4).......                   (6,316)                   --
                                                                               --------              --------
Net income....................................................                 $ 13,238              $ 14,910
                                                                               ========              ========

Weighted average shares outstanding...........................                   39,779                26,862
                                                                               ========              ========


Basic earnings (loss) per common share:
Income before extraordinary item..............................                    $0.49                 $0.56
Extraordinary item............................................                    (0.16)                   --
                                                                               --------              --------
Net income....................................................                    $0.33                 $0.56
                                                                               ========              ========













                             See accompanying notes

                                           HOSPITALITY PROPERTIES TRUST

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)


                                                                                   For the Three         For the Three
                                                                                   Months Ended          Months Ended
                                                                                     March 31,             March 31,
                                                                                       1998                  1997
                                                                                 ------------------    ------------------

Cash flows from operating activities:
   Net income............................................................            $     13,238         $    14,910
   Extraordinary loss from extinguishment of debt........................                   6,316                  --
   Adjustments to reconcile to cash provided by operating activities:
       Depreciation and amortization of real estate assets...............                  11,364               6,773
       Amortization of deferred finance costs as interest................                   1,585                 309
       FF&E reserve income...............................................                  (3,818)             (3,479)
       Net change in assets and liabilities..............................                   4,903               2,513
                                                                                     ------------         -----------
           Cash provided by operating activities.........................                  33,588              21,026
                                                                                     ------------         -----------

Cash flows from investing activities:
   Real estate acquisitions and deposits.................................                (312,519)            (44,490)
   Increase in security and other deposits...............................                  21,646              10,000
                                                                                     ------------         -----------
       Cash used in investing activities.................................                (290,873)            (34,490)
                                                                                     ------------         -----------

Cash flows from financing activities:
   Proceeds from issuance of Common Shares, net...........................                 70,958                  --
   Repayment of mortgage debt.............................................               (125,000)                 --
   Proceeds from borrowings, net of discount..............................                274,730                  --
   Debt issuance costs....................................................                 (4,723)                 --
   Dividends..............................................................                (24,493)            (15,846)
                                                                                     ------------         -----------
       Cash provided by (used in) financing activities....................                191,472             (15,846)
                                                                                     ------------         -----------
Decrease in cash and equivalents..........................................                (65,813)            (29,310)

Cash and cash equivalents at beginning of period..........................                 81,728              38,073
                                                                                     ------------         -----------
Cash and cash equivalents at end of period................................           $     15,915         $     8,763
                                                                                     ============         ===========
Supplemental cash flow information:
       Cash paid for interest.............................................           $      2,050         $       674
Non-cash investing activities
       Property managers' deposits in FF&E reserve........................                  2,939               3,151
       Purchases of fixed assets with FF&E reserve........................                   (774)             (2,579)




                             See accompanying notes

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Shareholders' Equity

During the three months ended March 31, 1998, the Company issued an aggregate of 2,146,571 Common Shares of beneficial interest, par value $.01 per share ("Shares") to three unit investment trusts ("UIT"), raising net proceeds of $70,958. The net proceeds from the UITs were used to acquire hotels and for general business purposes.

In January 1998, the Company paid a $0.63 per share dividend to shareholders for the quarter ended December 31, 1997. On April 9, 1998, the Trustees declared a dividend of $0.64 per share to be paid to shareholders of record as of April 21, 1998, which will be distributed on or about May 21, 1998.

Subsequent to March 31, 1998, the Company issued an aggregate of 1,795,842 Shares to two UITs raising net proceeds of $57,004. The net proceeds received were used to repay amounts outstanding under the Company's bank credit facility.

The Company does not present diluted earnings per share because it has no dilutive instruments.

Note 3.  Real Estate Properties

During the three months ended March 31, 1998, subsidiaries of the Company purchased fifteen Summerfield Suites(R) hotels, nine Candlewood(R) hotels, and one Courtyard by Marriott(R) hotel for approximately $312,519, paid for by draws under the Company's bank credit facility, proceeds from the issuance of Shares to UITs, and cash on hand.

Subsequent to March 31, 1998, subsidiaries of the Company purchased one Candlewood(R) hotel, one Courtyard by Marriott(R) hotel, and one Residence Inn by Marriott(R) hotel for approximately $49,253, paid for by draws under the Company's bank credit facility, proceeds from the issuance of Shares to UITs, and cash on hand.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except share and per share data)

At March 31, 1998, 53 Courtyard by Marriott(R) properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the twelve weeks ended March 27, 1998 and March 28, 1997 and summarized balance sheet data of the Host Marriott subsidiary to which the Company's Courtyard by Marriott(R) hotels are leased are as follows:

                                                               Twelve weeks ended         Twelve weeks ended
                                                                 March 27, 1998             March 28, 1997
                                                                  (unaudited)                (unaudited)
                                                                 ---------------          ---------------
         Revenues .........................................      $      26,415              $      24,132
                                                                 -------------              -------------
         Investment expenses
              Base and percentage rent.....................             12,176                     12,106
              FF&E contribution............................              2,551                      2,389
              Management fees..............................              6,264                      5,149
              Real estate tax..............................              1,860                      1,642
              Other........................................                639                        279
                                                                 -------------              -------------
                  Total investment expenses................             23,490                     21,565
                                                                 -------------              -------------
         Income before taxes...............................              2,925                      2,567
         Provision for income taxes........................             (1,170)                    (1,026)
                                                                 -------------              -------------
                  Net income...............................      $       1,755              $       1,541
                                                                 =============              =============
                                                                  March 27, 1998          January 2, 1998
                                                                   (unaudited)
                                                                 ---------------          ---------------
                  Assets...................................      $      60,655              $      58,873
                  Liabilities..............................             42,579                     42,558
                  Equity...................................             18,076                     16,315

Revenues in the statements of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The comparable details of total hotel sales and reconciliations to revenue for the twelve weeks ended March 27, 1998 and March 28, 1997 are as follows:

                                                               Twelve weeks ended         Twelve weeks ended
                                                                 March 27, 1998             March 28, 1997
                                                                  (unaudited)                (unaudited)
                                                               ------------------         ------------------
         Total hotel sales
                  Rooms....................................      $      45,772              $      42,456
                  Food and beverage........................              3,464                      3,511
                  Other....................................              1,789                      1,815
                                                                 -------------              -------------
                  Total hotel sales........................             51,025                     47,782
                                                                 -------------              -------------
         Departmental Expenses
                  Rooms....................................              9,562                      8,623
                  Food and beverage........................              2,958                      2,827
                  Other operating departments..............                467                        534
                  General and administrative...............              5,340                      5,188
                  Utilities................................              1,991                      2,141
                  Repairs, maintenance and accidents.......              1,956                      2,042
                  Marketing and sales......................                453                        594
                  Chain services...........................              1,883                      1,701
                                                                 -------------              -------------
                  Total departmental expenses..............             24,610                     23,650
                                                                 =============              =============
         Revenues                                                $      26,415              $      24,132
                                                                 =============              =============

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollars in thousands, except share and per share data)

Note 4.  Indebtedness

During February 1998, the Company issued $150,000 of 7% senior unsecured notes due 2008. Net proceeds to the Company of approximately $148,000 were used to repay in full $125,000 of long term mortgage debt and for general business purposes. As a result of this transaction, the Company recognized an extraordinary loss of $6,316 ($.16 per share) from the write-off of deferred financing costs. Also, a $1,402 write-off is included in interest expense for the three months ended March 31, 1998 and represents the difference between the carrying amount of an interest rate cap agreement and its market value at the time of the related debt payment.

In March 1998, the Company entered into a new unsecured revolving credit facility ("the Credit Facility") of $250,000. The Credit Facility matures in 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings. The Credit Facility contains financial covenants requiring the Company, among other things, to maintain a debt to asset ratio (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined). As of March 31, 1998, the Company had $125,000 outstanding under this Credit Facility.

Subsequent to March 31, 1998, the Company borrowed $21,000 under the Credit Facility for the purchase of hotels.

Note 5.  New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 was required to be adopted for the Company's 1998 interim financial statements. FAS 131 must be adopted for the 1998 annual financial statements. The adoption of FAS 130 had no impact on the Company's financial condition or operating results because the Company has no items of comprehensive income. FAS 131 is expected to have no impact on the Company's financial condition or results of operations.

                          HOSPITALITY PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (dollar amounts in thousands except share and per share amounts)


Quarter Ended March 31, 1998 versus 1997

Total revenues for the quarter ended March 31, 1998 increased to $37,370 from $25,477 for the quarter ended March 31, 1997. Base and percentage rent increased from $21,894 to $32,474 during the comparable period. The increase primarily is a result of the Company's investment in and leasing of sixty-one hotels acquired in 1997 and 1998. Interest income increased from $104 for the quarter ended March 31, 1997 to $1,078 for the quarter ended March 31, 1998, as a result of additional cash on hand.

Total expenses for the quarter ended March 31, 1998 increased to $17,816 from $10,567 for the quarter ended March 31, 1997. The increase is the result of increases in depreciation and amortization, interest, and general and administrative expenses of $4,591, $1,943 and $715, respectively. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since March 31, 1997.

Net income for the quarter ended March 31, 1998 decreased to $13,238 ($0.33 per share) from $14,910 ($0.56 per share) for the quarter ended March 31, 1997. The decrease is primarily a result of the extraordinary ($.16 per share) loss recognized from the extinguishment of debt and other charges described in Note 4 to the financial statements, offset by an increase revenue from new investments.

Funds from operations (defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into FF&E Reserve escrows which are not included in revenue) and cash available for distribution (defined as funds from operations less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to the quarter ended March 31, 1998 were $33,717 ($0.85 per share) and $28,957 ($0.73 per share), respectively, compared to funds from operations and cash available for distribution of $22,680 ($0.84 per share) and $18,684 ($0.70 per share), respectively, for the quarter ended March 31, 1997.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

Total assets of the Company increased to $1,547,659 at March 31, 1998 from $1,313,256 for the year ended December 31, 1997. The increase is primarily due to new real estate acquisitions.

During the three months ended March 31, 1998, subsidiaries of the Company acquired nine Candlewood(R) hotels, fifteen Summerfield Suites(R) hotels, and one Courtyard by Marriott(R) hotel for approximately $312,519 paid for by draws under the Company's bank Credit Facility, proceeds from the issuance of Common Shares of Beneficial Interest ("Shares") to unit investment trusts ("UITs") and cash on hand.

Subsequent to March 31, 1998, subsidiaries of the Company acquired one Candlewood(R) hotel, one Courtyard by Marriott(R) hotel and one Residence Inn by Marriott(R) hotel for approximately $49,253. Net cash used to make these acquisitions of $44,000 plus closing costs was funded primarily with draws under the Credit Facility, proceeds from the issuance of Shares to UITs, and cash on hand. The Company has agreed to acquire an additional three hotels from Marriott for an additional total investment of approximately $39,460. The acquisition of these three hotels is expected to occur during the remainder of 1998.

At March 31, 1998, the Company had $15,915 of cash and cash equivalents. As of March 31, 1998 the Company had $125,000 outstanding and the ability to draw up to an additional $125,000 on the Credit Facility.

In February 1998, the Company issued $150,000 of 7% senior unsecured notes due 2008. Net proceeds to the Company of approximately $148,000 were used to repay in full $125,000 of long term mortgage debt and for general business purposes.

                          HOSPITALITY PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In March 1998, the Company entered into a new unsecured revolving Credit Facility of $250,000. The Credit Facility matures in 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings.

In February 1998, the Company issued an aggregate 2,146,571 Shares to three UITs. The aggregate net proceeds of $70,958 were used for the purchase of hotels and for general business purposes.

Subsequent to March 31, 1998, the Company issued an aggregate of 1,795,842 of Shares to two UITs. The aggregate net proceeds were $57,004 and were used to repay amounts outstanding on the Credit Facility.

Funding for current expenses and dividends is provided for by operations and the Company's operations are primarily comprised of leasing activity related to owned properties.

Property Overview

The Company acquires, owns and leases hotel properties to unaffiliated hotel operators. The Company owned 60 Courtyard by Marriott(R) hotels, 11 Wyndham Garden(R) hotels, one Wyndham(R) hotel, 29 Residence Inn by Marriott(R) hotels, 14 Sumner Suites(R) hotels, 14 Candlewood hotels and 15 Summerfield Suites(R) hotels as of March 31, 1998.

Fifty-three of the Company's Courtyard by Marriott(R) hotels are all leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50,635 and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first three months of 1998 these hotels had average occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of 78.01%, $91.83 and $71.58, respectively, in the 1998 period versus 79.5%, $83.55 and $66.42, respectively, for the comparable 1997 period.

Eighteen of the Company's Residence Inn by Marriott(R) properties are all leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17,267 and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first three months of 1998 these properties had average occupancy, ADR and RevPAR of 82.7%, $103.32 and $88.42, respectively in the 1998 period versus 80.1%, $97.58 and $78.91, respectively, for the comparable 1997 period.

The Company's 11 Wyndham Garden(R) hotels are all leased to a subsidiary of Patriot American Hospitality ("Patriot") and operated by subsidiaries of Wyndham Hotel Corporation ("Wyndham"). Annual base rent on these 11 properties totals $13,600 and percentage rent equals 8% of increases in total hotel sales over 1996 levels. The 11 properties have a total of 1,940 guest rooms and are located in seven states. During the first three months of 1998 these hotels had average occupancy, ADR and RevPAR of 76.6%, $103.23 and $79.49, respectively, in the 1998 period versus 76.4%, $95.22 and $72.80, respectively, for the comparable 1997 period.

The Company's one Wyndham(R) hotel is a 381-room full service hotel (the "Salt Lake Hotel") in Salt Lake City, Utah. The hotel is leased to a subsidiary of Patriot and is operated by a subsidiary of Wyndham as a Wyndham(R) hotel. Annual base rent on this hotel is $4,725 and percentage rent equals 5% of increases in total hotel sales over 1997 levels and thereafter annually at 8% of increases in total hotel sales over 1998 levels. In January 1998, the Company funded $3,200 for renovations to this hotel. During the first three months of 1998 the property had average occupancy, ADR and RevPAR of 74.7%, $106.51 and $79.59, respectively, in the 1998 period versus 78.4%, $99.95 and $78.32, respectively, for the comparable 1997 period. The lease is guaranteed by both parents of the tenant and the manager until operations at the Salt Lake Hotel cover the base rent according to a formula, and this guaranty is secured by a cash deposit.

                          HOSPITALITY PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In 1997, the Company acquired 10 Residence Inn by Marriott(R) hotels (1,276 suites) and four Courtyard by Marriott(R) hotels (543 rooms) for $148,800 from Marriott. These hotels are leased to a subsidiary of Marriott International for annual base rent of $14,881. The Company will begin receiving percentage rents and renovation escrows after operations of these hotels are stabilized. Marriott has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula. For the twelve weeks ended March 27, 1998, these hotels had average occupancy, ADR, and RevPAR of 77.3%, $82.15, and $63.47, respectively. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR and RevPAR for the prior year comparative period for these properties is not meaningful.

In 1997, the Company agreed to acquire from Marriott six Courtyard by Marriott(R) hotels (829 rooms) and three Residence Inn by Marriott(R) hotels (507 suites) for $129,400. These hotels are leased to a subsidiary of Marriott International for annual base rent of $12,940. The Company will begin receiving percentage rents and renovation escrows after operations of these hotels are stabilized. Marriott has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula. As of April 30, 1998 six of these hotels have been acquired; the remaining three are expected to be acquired periodically during 1998. For the three properties opened for the twelve weeks ended March 27, 1998 these hotels had average occupancy, ADR and RevPAR of 67.5%, $109.99, and $74.25, respectively. Because these properties have an operating history of less than six months on average, there is no comparative operating results.

In 1997, the Company acquired 14 Sumner Suites(R) hotels (1,641 rooms) for $140,000 from ShoLodge, Inc. ("ShoLodge"). These hotels are leased to a subsidiary of ShoLodge for annual base rent of $14,000. The Company will begin receiving percentage rent, in 1999, equal to 8% of increases in total sales over 1998 levels. For the twelve weeks ended March 22, 1998, these hotels had average occupancy, ADR, and RevPAR of 61.4%, $78.95 and $48.45, respectively, in the 1998 period versus 57.5%, $71.97, and $41.35, respectively, for the comparable 1997 period. ShoLodge has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula, and this guaranty is secured by a cash deposit.

In 1997 and 1998, the Company acquired 15 Candlewood(R) hotels (1,592 rooms) for $100,000 from Candlewood Hotel Company, Inc. ("Candlewood"). These hotels are leased to subsidiaries of Candlewood for annual base rent of $10,000. The Company will begin receiving percentage rent equal to 10% of total hotel sales over total sales generated in the hotels' second year of operation. For the month of March 1998 the fourteen hotels acquired had average occupancy, ADR, and RevPAR of 73.8%, $57.31 and $42.29, respectively, for the 1998 period. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR, and RevPAR for the comparative period for these properties is not meaningful. Candlewood has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula, and this guaranty is secured by a cash deposit.

In March 1998,  the Company  acquired 15  Summerfield  Suites(R)  hotels  (1,822 suites, 2,766 rooms) for $250,000 from Summerfield Hotel Corporation, Inc. ("Summerfield"). These hotels are leased to subsidiaries of Summerfield for annual base rent of $25,000. The Company will begin receiving percentage rent, in 1999, equal to 7.5% of increases in total hotel sales over 1998 levels. During the first three months of 1998 these hotels had average occupancy, ADR, and RevPAR of 79.5%, $123.54 and $98.19, respectively, in the 1998 period versus 80.9%, $115.40 and $93.40, respectively, for the comparable 1997 period.

All of the Company's leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E Reserve"). Funds escrowed in the FF&E reserve accounts are used for capitalized improvements and replacements to, and refurbishment of, the hotels. The Company believes that these funds will be adequate to maintain the competitiveness of its hotels.

To maintain its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, the Company must meet certain requirements including the distribution of at least 95% of its taxable income to its shareholders. As a REIT, the Company expects not to be subject to federal income taxes.

                          HOSPITALITY PROPERTIES TRUST

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

Dividends declared in 1997 of $0.63 per share were distributed in 1998. Dividends declared with respect to first quarter 1998 results of $0.64 per share will be paid to shareholders on or about May 21, 1998. Dividends in a year in excess of REIT taxable income for that year constitute return of capital.

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

Year 2000

The Company is taking steps to minimize any adverse effect on the Company's business operations from year 2000 issues. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's relies for certain data will be year 2000 compliant on a timely basis and will not have a material effect on the Company. The Costs related to the year 2000 issues are not expected to be material to the Company's results of operations or financial position.

                          HOSPITALITY PROPERTIES TRUST


PART II  Other Information

Item 2.  Changes in Securities

                  In February 1998 the Company issued 15,931 Common Shares to Advisors as an incentive fee of $550,603 for services rendered during 1997 based upon a per Common Share price of $34.5625. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27   Financial Data Schedule

         (b)  Reports on Form 8-K

          1. Current Report on Form 8-K dated February 11, 1998 relating to (a) sale of common shares of beneficial interest in a public offering,
              (b) advisory agreement, (c) management's discussion and analysis of results of operations and financial condition, (d) the Annual Financial Statements of the Company as of the year ended December 31, 1997 (Items 5 and 7).

         2. Current Report on Form 8-K dated February 12, 1998 relating to (a) Form of Underwriting Agreement between the Company and Prudential Securities Incorporated, (b) Opinion of Sullivan & Worcester LLP re: tax matters, (c) Consent of Sullivan & Worcester LLP (Item 7).

         3. Current Report on Form 8-K dated February 13, 1998 relating to pro forma financial statements of the Company as of the year ended December 31, 1997 (Item 7).

         4. Current Report on Form 8-K dated February 18, 1998 relating to (a) Form of Underwriting Agreement between the Company and A.G. Edwards and Sons, Inc., (b) Opinion of Sullivan & Worcester LLP re: tax matters, (c) Consent of Sullivan & Worcester LLP (Item 7).

         5. Current Report on Form 8-K dated February 20, 1998 relating to (a) Underwriting Agreement between the Company and Donaldson, Lufkin and Jenrette Securities Corporation, (b) form of Supplemental Indenture between the Company and State Street Bank and Trust Company, (c) Pro forma of Ratio of Earnings to Fixed Charges and Other Data (Item 7).

         6. Current Report on Form 8-K dated February 24, 1998 relating to Form of Underwriting Agreement between the Company and Legg Mason Wood Walker, Incorporated (Item 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOSPITALITY PROPERTIES TRUST


                                    /s/Thomas M. O'Brien
                                    Thomas M. O'Brien
                                    Treasurer and Chief Financial Officer
                                    (authorized officer and principal
                                    financial officer)
Dated:  May 15, 1998