Form 10-Q
period 1998-06-30
HOSPITALITY PROPERTIES TRUST
filed 1998-08-11
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST


         Maryland                                      04-3262075
 (State of incorporation)                  (IRS Employer Identification No.)




                 400 Centre Street, Newton, Massachusetts 02458


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
                               Yes [X] No [ ]


        Class                              Shares outstanding
Common shares of beneficial                at August 5, 1998
interest, $.01 par value per share             42,845,539

                                    FORM 10-Q

                                  JUNE 30, 1998

                                      INDEX

PART I   Financial Information (Unaudited)                                 Page


         Condensed Consolidated Balance Sheets - June 30, 1998 and
           December 31, 1997 .............................................. 3

         Consolidated Statements of Income - Three and Six Months
           Ended June 30, 1998 and 1997.................................... 4

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 1998 and 1997.......................................... 5

         Notes to Condensed Consolidated Financial Statements.............. 6

         Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................10

         Certain Important Factors ........................................14


PART II  Other Information

         Changes in Securities.............................................14

         Submission of Matters to a Vote of Shareholders...................14

         Exhibits and Reports on Form 8-K..................................14

         Signature.........................................................16

                                           HOSPITALITY PROPERTIES TRUST

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                   June 30,      December 31,
                                                                     1998           1997
                                                                 -----------    -------------
                                                                 (unaudited)
ASSETS

Real estate properties                                           $ 1,695,555    $ 1,266,035
Accumulated depreciation                                             (83,294)       (58,167)
                                                                 -----------    -----------
                                                                   1,612,261      1,207,868

Cash and cash equivalents                                                814         81,728
Restricted cash (FF&E Reserve)                                        14,143         11,165
Other assets, net                                                      8,158         12,495
                                                                 -----------    -----------
                                                                 $ 1,635,376    $ 1,313,256
                                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount                                    $   149,739    $      --
Revolving debt                                                       142,000           --
Mortgage debt                                                           --          125,000
Security and other deposits                                          186,280        146,662
Other liabilities                                                     12,101         33,701

Shareholders' equity:
    Common shares of beneficial interest,  $.01 par value,
      100,000,000 shares authorized, 42,836,639 and 38,878,295
      issued and outstanding, respectively                               428            389
    Additional paid-in capital                                     1,161,331      1,033,073
    Cumulative net income                                            157,776        122,166
    Dividends (paid or declared)                                    (174,279)      (147,735)
                                                                 -----------    -----------
      Total shareholders' equity                                   1,145,256      1,007,893
                                                                 -----------    -----------
                                                                 $ 1,635,376    $ 1,313,256
                                                                 ===========    ===========

                             See accompanying notes

                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands, except per share amounts)
                                                    (unaudited)


                                                           For the Three Months    For the Six Months
                                                              Ended June 30,         Ended June 30,
                                                            1998         1997      1998         1997
                                                          --------    --------   --------    ---------
Revenues:
   Rental income                                          $ 40,430    $ 24,513   $ 72,904    $ 46,407
   FF&E reserve income                                       3,642       3,602      7,460       7,081
   Interest income                                             122         161      1,200         265
                                                          --------    --------   --------    --------
       Total revenues                                       44,194      28,276     81,564      53,753
                                                          --------    --------   --------    --------
Expenses:
   Interest  (including  amortization of deferred
       finance costs of $290, $342, $1,879 and
       $651, respectively - See Note 4)                      5,156       4,034      9,395       6,330
   Depreciation and amortization of real estate  assets     13,763       7,750     25,127      14,523
   General and administrative                                2,605       1,566      4,818       3,064
                                                          --------    --------   --------    --------
       Total expenses                                       21,524      13,350     39,340      23,917
                                                          --------    --------   --------    --------

Income before extraordinary item                            22,670      14,926     42,224      29,836
Extraordinary loss from extinguishment
       of debt (Note 4)                                       (298)       --       (6,614)       --
                                                          --------    --------   --------    --------
Net income                                                $ 22,372    $ 14,926   $ 35,610    $ 29,836
                                                          ========    ========   ========    ========

Weighted average shares outstanding                         42,397      26,872     41,097      26,867
                                                          ========    ========   ========    ========

Basic earnings (loss) per common share:
Income before extraordinary item                          $   0.54    $   0.56   $   1.03    $   1.11
Extraordinary item                                           (0.01)       --        (0.16)       --
                                                          --------    --------   --------    --------
Net income                                                $   0.53    $   0.56   $   0.87    $   1.11
                                                          ========    ========   ========    ========



                                          See accompanying notes

                                           HOSPITALITY PROPERTIES TRUST


                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)
                                                    (unaudited)


                                                                                     For the Six Months
                                                                                        Ended June 30,
                                                                                     1998          1997
                                                                                   ---------    ---------
Cash flows from operating activities:
   Net income                                                                      $  35,610    $  29,836
   Extraordinary loss from extinguishment of debt                                      6,614         --
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization of real estate assets                            25,127       14,523
       Amortization of deferred finance costs as interest                              1,879          651
       FF&E reserve income                                                            (7,460)      (7,081)
       Change in assets and liabilities                                                5,127        1,051
                                                                                   ---------    ---------
           Cash provided by operating activities                                      66,897       38,980
                                                                                   ---------    ---------
Cash flows from investing activities:
   Real estate acquisitions                                                         (425,038)    (155,050)
   Increase in security and other deposits                                            39,618       20,999
   Purchase of FF&E reserve                                                             --         (1,500)
                                                                                   ---------    ---------
           Cash used in investing activities                                        (385,420)    (135,551)
                                                                                   ---------    ---------
Cash flows from financing activities:
Proceeds from issuance of common shares, net                                         127,746         --
      Repayments of Credit Facility                                                 (209,000)        --
      Draws on Credit Facility and debt issuance, net of discount                    375,730      104,000
Deferred finance costs incurred                                                       (5,830)        (573)

      Dividends paid                                                                 (51,037)     (31,700)
                                                                                   ---------    ---------
           Cash provided by financing activities                                     237,609       71,727
                                                                                   ---------    ---------
Decrease in cash and equivalents                                                     (80,914)     (24,844)
Cash and cash equivalents at beginning of period                                      81,728       38,073
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $     814    $  13,229
                                                                                   =========    =========

Supplemental cash flow information:
   Cash paid for interest                                                          $   4,148    $   5,666
Non-cash investing activities:
   Property managers' deposits in FF&E reserve                                         6,680        6,234
   Purchases of fixed assets with FF&E reserve                                        (3,702)      (4,258)


                                          See accompanying notes

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

In 1998, the Financial Accounting Standards Board issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). The Company has adopted the provisions of EITF 98-9 prospectively as of May 21, 1998 (the date of the issuance of EITF 98-9). The prospective adoption had no material effect on the quarter or six months ended June 30, 1998. If the Company had elected to transition the adoption retroactively to January 1, 1998 for the six months ended June 30, 1998 net income before extraordinary items and net income would have been $40,243 ($.98/share) and $33,629 ($.82/share), respectively, and for the three months ended June 30, 1998 net income before extraordinary items and net income would have been $21,668 ($.51/share) and $21,370 ($.50/share), respectively. Comparatively, for the six and three months ended June 30, 1997 net income would have been $28,451 ($1.06/share) and $14,197 ($.53/share), respectively.

EITF 98-9 is expected to have no impact on the Company's annual results of operations, rather the accounting changes required by EITF 98-9 are expected to, in general, defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a fiscal year.

Note 2.  Shareholders' Equity

During the six months ended June 30, 1998, the Company issued an aggregate of 3,942,413 common shares of beneficial interest, par value $.01 per share ("Shares") to five unit investment trusts ("UIT"), raising net proceeds of $127,746. The net proceeds from the UITs were used to repay amounts outstanding under the Company's bank credit facility, acquire hotels and for general business purposes.

In May 1998, the Company paid a $0.64 per share dividend to shareholders for the quarter ended March 31, 1998. On July 7, 1998, the Trustees declared a dividend of $0.65 per share to be paid to shareholders of record as of July 21, 1998, which will be distributed on or about August 20, 1998.

The Company does not present diluted earnings per share because it has no dilutive instruments.

Note 3.  Real Estate Properties

During the six months ended June 30, 1998, subsidiaries of the Company purchased fifteen Summerfield Suites(R) hotels, sixteen Candlewood(R) hotels, two Residence Inn by Marriott(R) hotels and two Courtyard by Marriott(R) hotels for approximately $419,000, paid for by draws under the Company's bank credit facility, proceeds from the issuance of Shares to UITs, and cash on hand. Subsequent to June 30, 1998, a subsidiary of the Company purchased one Candlewood(R) hotel for $6,400 paid for with cash on hand.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)

At June 30, 1998, 53 Courtyard by Marriott(R)properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the twenty-four weeks ended June 19, 1998 and June 20, 1997 and summarized balance sheet data of the Host Marriott subsidiary to which the Company's Courtyard by Marriott(R)hotels are leased are as follows:

                                                 Twenty-four       Twenty-four
                                                 weeks ended       weeks ended
                                                June 19, 1998     June 20, 1997
                                                 (unaudited)       (unaudited)
                                               --------------    --------------

Revenues                                          $55,628           $51,138
                                                  -------           -------
Investment expenses
     Base and percentage rent                      24,480            24,226
     FF&E contribution                              5,283             4,942
     Management fees                               13,193            11,557
     Real estate tax                                3,681             3,354
     Other                                          1,130             1,132
                                                  -------           -------
         Total investment expenses                 47,767            45,211
                                                  -------           -------
Income before taxes                                 7,662             5,927
Provision for income taxes                          3,145             2,371
                                                  -------           -------
         Net income                               $ 4,717           $ 3,556
                                                  =======           =======

                                               June 19, 1998
                                                (unaudited)     January 2, 1998
                                               -------------    ---------------
         Assets                                   $61,232           $58,873
         Liabilities                               40,195            42,558
         Equity                                    21,037            16,315


Revenues in the statements of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The comparable details of total hotel sales and reconciliations to revenue for the twenty-four weeks ended June 19, 1998 and June 20, 1997 are as follows:

                                         Twenty-four weeks    Twenty-four weeks
                                        ended June 19, 1998  ended June 20, 1997
                                           (unaudited)           (unaudited)
                                        -------------------  -------------------
Total Hotel Sales

         Rooms                                $ 94,993               $ 88,041
         Food and beverage                       7,025                  7,104
         Other                                   3,640                  3,706
                                              --------               --------
         Total hotel sales                     105,658                 98,851
                                              --------               --------
Departmental Expenses

         Rooms                                  19,595                 17,919
         Food and beverage                       5,893                  5,855
         Other operating departments             1,005                  1,072
         General and administrative             10,970                 10,365
         Utilities                               3,587                  3,801
         Repairs, maintenance and accidents      4,022                  3,969
         Marketing and sales                       943                  1,173
         Chain services                          4,015                  3,559
                                              --------               --------
         Total departmental expenses            50,030                 47,713
                                              --------               --------
Revenues                                      $ 55,628               $ 51,138
                                              ========               ========

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (amounts in thousands, except share and per share data)

Note 4.  Indebtedness

During February 1998, the Company issued $150,000 of 7% senior unsecured notes due 2008. Net proceeds to the Company of approximately $148,000 were used to repay in full $125,000 of long term mortgage debt and for general business purposes. As a result of this transaction, the Company recognized an extraordinary loss of $6,614 ($0.16 per share) from the write-off of deferred financing costs. Also, a $1,402 charge is included in interest expense for the six months ended June 30, 1998 and for the difference between the carrying amount of an interest rate cap agreement and its market value at the time the related debt was repaid.

In March 1998, the Company entered into a new unsecured revolving credit facility ("the Credit Facility") of $250,000. In June, 1998, the Credit Facility was syndicated to a group of commercial banks and expanded to $300,000. It matures in 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings. The Credit Facility contains financial covenants requiring the Company, among other things, to maintain a debt to asset ratio (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined). As of June 30, 1998, the Company had $142,000 outstanding under this Credit Facility.

                          HOSPITALITY PROPERTIES TRUST
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations (amounts in thousands, except share and per share data)

Three Months Ended June 30, 1998 versus 1997

Total revenues for the quarter ended June 30, 1998 increased 56.3% to $44,194 from $28,276 for the quarter ended June 30, 1997. Rental income increased 64.9% to $40,430 from $24,513 during the comparable 1997 period. The increase primarily is a result of the Company's investment in and leasing of hotels acquired in 1997 and 1998. FF&E reserve income increased 1.1% to $3,642 from $3,602 during the comparable 1997 period primarily as a result of increased hotel sales at certain of the company's leased properties. Interest income decreased from $161 for the quarter ended June 30, 1997 to $122 for the quarter ended June 30, 1998, primarily as a result of a reduction in cash balances.

Total expenses for the quarter ended June 30, 1998 increased 61.2% to $21,524 from $13,350 for the quarter ended June 30, 1997. The increase is the result of increases in depreciation and amortization, interest, and general and administrative expenses of $6,013 (77.6%), $1,122 (27.8%) and $1,039 (66.3%),
respectively. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since April 1, 1997. Interest expense increased primarily as a result of an increase in the average daily balance of indebtedness outstanding.

Net income for the quarter ended June 30, 1998 increased 49.9% to $22,372 ($0.53 per share) from $14,926 ($0.56 per share) for the quarter ended June 30, 1997.

Funds from operations (defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into FF&E Reserve escrows which are not included in revenue) and cash available for distribution (defined as funds from operations less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to the quarter ended June 30, 1998 were $38,794 ($0.92 per share) and $33,331 ($0.79 per share), respectively, compared to funds from operations and cash available for distribution of $23,711 ($0.88 per share) and $19,592 ($0.73 per share), respectively, for the quarter ended June 30, 1997.

Six Months Ended June 30, 1998 versus 1997

Total revenues for the six months ended June 30, 1998 increased to $81,564 from $53,753 for the six months ended June 30, 1997. Rental income increased to $72,904 from $46,407 during the comparable period. The increase primarily is a result of the Company's investment in and leasing of hotels acquired in 1997 and 1998. FF&E reserve income increased 5.4% to $7,460 from $7,081 during the comparable 1997 period primarily as a result of increased hotel sales at certain of the company's leased properties. Interest income increased from $265 for the six months ended June 30, 1997 to $1,200 for the six months ended June 30, 1998, as a result of additional cash on hand during the 1998 first quarter.

Total expenses for the six months ended June 30, 1998 increased to $39,340 from $23,917 for the six months ended June 30, 1997. The increase is the result of increases in depreciation and amortization, interest, and general and administrative expenses of $10,604 (73.0%), $3,065 (48.4%) and $1,754 (57.2%),
respectively. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since January 1, 1997. Interest expense increased primarily as a result of an increase in the average daily balance of indebtedness outstanding.

Net income for the six months ended June 30, 1998 increased to $35,610 ($0.87 per share) from $29,836 ($1.11 per share) for the six months ended June 30, 1997. The increase is primarily a result of an increase in revenue from new investments offset by the extraordinary ($.16 per share) loss recognized from the extinguishment of debt and other charges described in Note 4 to the financial statements.

Funds from operations and cash available for distribution related to the six months ended June 30, 1998 were $72,511 ($1.76 per share) and $62,288 ($1.52 per share), respectively, compared to funds from operations and cash available for distribution of $46,391 ($1.73 per share) and $38,276 ($1.42 per share), respectively, for the six months ended June 30, 1997.

                          HOSPITALITY PROPERTIES TRUST
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (amounts in thousands except share and per share data)

Total assets of the Company increased to $1,635,376 at June 30, 1998 from $1,313,256 for the year ended December 31, 1997. The increase is primarily due to new real estate acquisitions. During the six months ended June 30, 1998, subsidiaries of the Company purchased fifteen Summerfield Suites(R) hotels, sixteen Candlewood(R) hotels, two Residence Inn by Marriott(R) hotels and two Courtyard by Marriott(R) hotels for approximately $419,000, paid for by draws under the Company's bank credit facility, proceeds from the issuance of Shares to UITs, and cash on hand.

As of June 30, 1998 the Company had commitments to acquire two additional hotels from Marriott International, Inc. for an additional total investment of approximately $23,393. The Company has also agreed to purchase 11 additional Candlewood(R)hotels for $94,500. Subsequent to June 30, 1998, a subsidiary of the Company purchased one Candlewood(R)hotel for $6,400 paid for with cash on hand. The acquisition of the remaining hotels is expected to occur during the remainder of 1998.

In March 1998, the Company entered into a new unsecured revolving credit facility ("the Credit Facility") for $250,000. In June, 1998, the Credit Facility was syndicated to a group of commercial banks and expanded to $300,000. It matures in 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings.

At June 30, 1998, the Company had $814 of cash and cash equivalents. As of June 30, 1998 the Company had $142,000 outstanding and the ability to draw up to an additional $158,000 under the Credit Facility.

In February 1998, the Company issued $150,000 of 7% senior unsecured notes due 2008. Net proceeds to the Company of approximately $148,000 were used to repay in full $125,000 of long term mortgage debt and for general business purposes.

During the six months ended June 30, 1998, the Company issued an aggregate of 3,942,413 common shares of beneficial interest, par value $.01 per share ("Shares") to five unit investment trusts ("UIT"), raising net proceeds of $127,746. The net proceeds from the UITs were used to repay amounts outstanding under the Company's bank credit facility, acquire hotels and for general business purposes.

Funding for current expenses and dividends is provided for by operations and the Company's operations are primarily comprised of leasing activity related to owned properties.

Property Overview

The Company acquires, owns and leases hotel properties to unaffiliated hotel operators. As of June 30, 1998 the Company owned 61 Courtyard by Marriott(R)hotels, 11 Wyndham Garden(R)hotels, one Wyndham(R)hotel, 31 Residence Inn by Marriott(R)hotels, 14 Sumner Suites(R)hotels, 21 Candlewood hotels and 15 Summerfield Suites(R)hotels. Also, as of June 30, 1998, the Company had commitments to acquire two Courtyard by Marriott(R)hotels and 11 Candlewood(R)hotels.

Fifty-three of the Company's Courtyard by Marriott(R) hotels are all leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50,635 and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 23 states. During the first six months of 1998 these hotels had average occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of 80.5%, $92.31 and $74.28, respectively, versus 81.8%, $84.16 and $68.86, respectively, for the comparable 1997 period. These hotels are leased for an initial term which ends in 2012 and has 3 renewal options of 12 years each. Renewal options may be exercised by the tenant for all, but not less than all, 53 hotels. These hotels are located in 24 states in the United States.

                          HOSPITALITY PROPERTIES TRUST
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Eighteen of the Company's Residence Inn by Marriott(R)properties are all leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17,267 and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first six months of 1998 these properties had average occupancy, ADR and RevPAR of 84.4%, $104.05 and $87.82, respectively, versus 83.3%, $99.09 and $82.56, respectively, for the comparable 1997 period. These hotels are leased for an initial term which ends in 2010 and has one renewal option of 12 years and one renewal option of 10 years. Renewal options may be exercised by the tenant for all, but not less than all, 18 hotels. These hotels are located in 14 states in the United States.

The Company's 11 Wyndham Garden(R) hotels and one Wyndham(R) hotel are all leased to subsidiaries of Patriot American Hospitality ("Patriot") and operated by subsidiaries of Wyndham Hotel Corporation ("Wyndham"). Annual base rent on these 12 properties totals $18,325 and percentage rent generally equals 8% of increases in total hotel sales over base year levels. The 12 properties have a total of 2,321 guest rooms and are located in eight states. During the first six months of 1998 these hotels had average occupancy, ADR and RevPAR of 77.3%, $98.82 and $76.38, respectively, versus 78.8%, $92.99 and $73.30, respectively, for the comparable 1997 period. The lease for the Salt Lake City Hotel is guaranteed by the parent entities of the tenant and the manager until operations at this hotel cover an allocated amount of base rent according to a formula, and this guaranty is secured by a cash deposit. These hotels are leased for an initial term which ends in 2012 and has 4 renewal options of 12 years each. Renewal options may be exercised by the tenant for all, but not less than all, 12 hotels.

In 1997, the Company acquired 10 Residence Inn by Marriott(R) hotels (1,276 suites) and four Courtyard by Marriott(R) hotels (543 rooms) from Marriott. These hotels are leased to a subsidiary of Marriott International for annual base rent of $14,881. The Company will begin receiving percentage rents and renovation escrows after operations of these hotels are stabilized. Marriott has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula. For the twenty-four weeks ended June 19, 1998, these hotels had average occupancy, ADR, and RevPAR of 79.8%, $84.64, and $67.53, respectively. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR and RevPAR for the prior year comparative period for these properties is not meaningful. These hotels are leased for an initial term which ends in 2014 and has one renewal option of 12 years and one renewal option of 10 years. Renewal options may be exercised by the tenant for all, but not less than all, 14 hotels. These hotels are located in 7 states in the United States.

In 1997, the Company agreed to acquire from Marriott six Courtyard by Marriott(R) hotels (829 rooms) and three Residence Inn by Marriott(R) hotels (507 suites). These hotels are leased to a subsidiary of Marriott International for annual base rent of $12,940. The Company will begin receiving percentage rents after operations of these hotels are stabilized. Marriott has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula. As of July 31, 1998 seven of these hotels have been acquired; the remaining two are expected to be acquired during the remainder of 1998. The three properties which were open for the entire twenty-four week ended June 19, 1998 had average occupancy, ADR and RevPAR of 70.9%, $96.14, and $68.17, respectively. Because these properties have an operating history of less than six months on average, there are no comparative operating results. These hotels are leased for an initial term which ends in 2010 and has 2 renewal options of 10 years each. Renewal options may be exercised by the tenant for all, but not less than all, 9 hotels. These hotels are located in 8 states in the United States.

In 1997, the Company acquired fourteen Sumner Suites(R) hotels (1,641 rooms) from ShoLodge, Inc. ("ShoLodge"). These hotels are leased to a subsidiary of ShoLodge for annual base rent of $14,000. The Company will begin receiving percentage rent, in 1999, equal to 8% of increases in total sales over 1998 levels. For the twenty-eight weeks ended July 12, 1998, these hotels had average occupancy, ADR, and RevPAR of 61.7%, $77.71 and $47.98, respectively. Twelve of these hotels were open as of June 30, 1997. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR, and RevPAR for the comparative period for these properties is not meaningful. ShoLodge has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula, and this guaranty is secured by a cash deposit. These hotels are leased for an initial term which ends in 2008 and has 5 renewal options of 10 years each. Renewal options may be exercised by the tenant for all, but not less than all, 14 hotels. These hotels are located in 8 states in the United States.

                          HOSPITALITY PROPERTIES TRUST
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In 1997 and 1998,  the  Company  acquired  or made  commitments  for  thirty-two
Candlewood(R) hotels (3,640 rooms) from Candlewood Hotel Company, Inc. ("Candlewood"). These hotels are leased in two groups, one of 15 hotels and one of 17 hotels to subsidiaries of Candlewood for annual base rent of approximately $10,000 and $14,100 respectively. The Company will begin receiving percentage rent equal to 10% of total hotel sales over total sales generated in the hotels' second year of operation. For the six months ended June 30, 1998 the fifteen Candlewood hotels which were open as of January 1, 1998 had an average age of 11 months and average occupancy, ADR, and RevPAR of 70.1%, $55.40 and $38.81, respectively. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR, and RevPAR for the comparative period for these properties is not meaningful. Candlewood has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula, and this guaranty is secured by a cash deposit. The 15 hotels in the first group are leased for an initial term which ends in 2011 and has 3 renewal options of 15 years each. Renewal options may be exercised by the tenant for all, but not less than all, 15 hotels. These hotels are located in 13 states in the United States. The 17 hotels in the second group are leased for an initial term which ends in 2011 and has 3 renewal options of 15 years each. Renewal options may be exercised by the tenant for all, but not less than all, 17 hotels. These hotels are located in 13 states in the United States.

In March 1998, the Company acquired 15 Summerfield Suites(R)hotels (1,822 suites, 2,766 rooms). These hotels are leased to subsidiaries of Patriot for annual base rent of $25,000. The Company will begin receiving percentage rent, in 1999, equal to 7.5% of increases in total hotel sales over 1998 levels. During the first six months of 1998 these hotels had average occupancy, ADR, and RevPAR of 81.8%, $122.00 and $99.78, respectively, versus 82.4%, $116.42 and
$95.88, respectively, for the comparable 1997 period. These hotels are leased for an initial term which ends in 2015 and has 4 renewal options of 12 years each. Renewal options may be exercised by the tenant for all, but not less than all, 15 hotels. These hotels are located in 10 states in the United States.

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

Dividends with respect to the first quarter 1998 results of $.64 per share were distributed on May 21, 1998. Dividends declared with respect to second quarter 1998 results of $0.65 per share will be paid to shareholders on or about August 20, 1998. Dividends for a year in excess of taxable income for that year constitute return of capital.

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

Year 2000
The Company is taking steps to minimize any adverse effect on the Company's business operations from year 2000 issues. While the Company believes its planning efforts are adequate to address year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company relies for certain data will be year 2000 compliant on a timely basis and will not have a material effect on the Company. Costs related to the year 2000 issues are not expected to be material to the Company's results of operations or financial position.

Certain Important Factors

The Company's quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief or expectations of the Company, its Trustees or its officers with respect to the declaration or payment of dividends, the consummation of additional acquisitions, policies and plans of the Company regarding investments, dispositions, financings, conflicts of interest or other matters, the Company's qualification and continued qualification as a real estate investment trust or trends affecting the Company's or any hotel's financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include without limitation changes in financing terms, the Company's ability or inability to complete acquisitions and financing transactions, results of operations of the Company's hotels and general changes in economic conditions not presently contemplated. The information contained in the Company's Annual Report on Form 10-K including the information under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," or in Exhibit 99 to such Annual Report or in this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" identifies other important factors that could cause such differences.

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

PART II        Other Information

Item 2.  Changes in Securities

         On May 19, 1998, pursuant to the Company's Incentive Share Award Plan, independent trustees of the Company each received a grant of 300 (total
         900) common shares of beneficial interest, par value $.01 per share ("Common Shares") value at $31.875 per share, the closing price of the common shares on the New York Stock Exchange on May 19, 1998. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Shareholders

         At the Company's regular annual meeting of shareholders held on May 19, 1998, Arthur G. Koumantzelis was re-elected Trustee of the Company (36,523,916 voted for and votes with respect to 497,182 shares withheld). The term of Mr. Koumantzelis will extend until the Company's 2001 annual meeting of shareholders. Messrs. John L. Harrington, William J. Sheehan, Gerard M. Martin and Barry M. Portnoy continue to serve as Trustees with terms expiring in 1999, 2000, 2000 and 1999, respectively.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

           10 Second Amended and Restated Revolving Credit Agreement, dated as of June 10, 1998,among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent.
           12  Ratio of Earnings to Fixed Charges
           27  Financial Data Schedule

        (b) Reports on Form 8-K

         1.       Current  Report on Form 8-K dated April 15,  1998  relating to
                  (a) Revolving Credit Agreement with Dresdner Bank AG, (b) the acquisition of certain hotel properties on March 20, 1998, (c) Marriott spin off and merger (Items 5 and 7).

         2. Current Report on Form 8-K dated April 16, 1998 relating to Form of Underwriting Agreement between the Company and Legg Mason Wood Walker, Incorporated (Item 7).

         3. Current Report on Form 8-K dated April 21, 1998 relating to Underwriting Agreement between the Company and A.G. Edwards & Sons, Inc (Item 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HOSPITALITY PROPERTIES TRUST


                                          /S/Thomas M. O'Brien
                                          Thomas M. O'Brien
                                          Treasurer and Chief Financial Officer
                                                (authorized officer and
                                                   principal financial officer)
                                          Dated:  August 11, 1998