Form 10-Q
period 1998-09-30
HOSPITALITY PROPERTIES TRUST
filed 1998-11-09
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                                     Shares outstanding
            Class                                    at October 28, 1998
            -----                                    -------------------
Common shares of beneficial
interest, $0.01 par value per share                      42,845,539

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                      INDEX

PART I    Financial Information (Unaudited)                                 Page


          Condensed Consolidated Balance Sheets - September 30, 1998 and
              December 31, 1997.........................................      3



          Consolidated Statements of Income - Three and Nine Months Ended
              September 30, 1998 and 1997................................     4



          Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended September 30, 1998 and 1997.........................     5


          Notes to Condensed Consolidated Financial Statements...........     6


          Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................     9


          Certain Important Factors .....................................    14


PART II   Other Information


          Exhibits and Reports on Form 8-K...............................    14


          Signature......................................................    15

                                    HOSPITALITY PROPERTIES TRUST
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                     (amounts in thousands, except share and per share amounts)

                                                                   September 30,   December 31,
                                                                       1998           1997
                                                                   -------------  -------------
                                                                    (unaudited)

ASSETS

Real estate properties                                             $ 1,744,675    $ 1,266,035
Accumulated depreciation                                               (97,784)       (58,167)
                                                                   -----------    -----------
                                                                     1,646,891      1,207,868


Cash and cash equivalents                                                1,421         81,728
Restricted cash (FF&E Reserve)                                          16,588         11,165
Other assets, net                                                        8,029         12,495
                                                                   -----------    -----------
                                                                   $ 1,672,929    $ 1,313,256
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount                                      $   149,746    $      --
Revolving debt                                                         182,000           --

Mortgage debt                                                             --          125,000
Security and other deposits                                            191,250        146,662
Deferred percentage rent revenue                                           791           --
Other liabilities                                                        9,392         33,701


Shareholders' equity:

    Common shares of beneficial interest,  $.01 par value,
      100,000,000 shares authorized, 42,845,539 and 38,878,295
      issued and outstanding, respectively                                 428            389
    Additional paid-in capital                                       1,161,567      1,033,073
    Cumulative net income                                              179,883        122,166
    Dividends (paid or declared)                                      (202,128)      (147,735)
                                                                   -----------    -----------
      Total shareholders' equity                                     1,139,750      1,007,893
                                                                   -----------    -----------
                                                                   $ 1,672,929    $ 1,313,256
                                                                   ===========    ===========


                             See accompanying notes

                                            HOSPITALITY PROPERTIES TRUST
                                            CONDENSED STATEMENTS OF INCOME
                                    (amounts in thousands, except per share data)



                                                            For the Three Months              For the Nine Months
                                                             Ended September 30,              Ended September 30,
                                                           ----------------------          -----------------------
                                                              1998          1997              1998          1997
                                                           ---------    ---------          ---------    ----------
Revenues:

   Rental income                                           $  40,798    $  24,751          $ 113,702    $  71,158
   FF&E reserve income                                         4,223        4,057             11,683       11,138
   Interest and other income                                     154          209              1,354          474
                                                           ---------    ---------          ---------    ---------
       Total revenues                                         45,175       29,017            126,739       82,770
                                                           ---------    ---------          ---------    ---------
Expenses:

   Interest  (including  amortization of deferred
     finance costs of $321, $338, $2,200 and
     $989, respectively - See Note 4)                          5,783        4,272             15,178       10,602
   Depreciation and amortization of real estate
      assets                                                  14,490        8,005             39,617       22,528
   General and administrative                                  2,790        1,723              7,608        4,787
                                                           ---------    ---------          ---------    ---------
       Total expenses                                         23,063       14,000             62,403       37,917
                                                           ---------    ---------          ---------    ---------

Income before extraordinary item                              22,112       15,017             64,336       44,853
Extraordinary loss from extinguishment
       of debt (Note 4)                                           (5)        --               (6,619)        --
                                                           ---------    ---------          ---------    ---------
Net income                                                 $  22,107    $  15,017          $  57,717    $  44,853
                                                           =========    =========          =========    =========

Weighted average shares outstanding                           42,844       26,878             41,685       26,871
                                                           =========    =========          =========    =========

Basic earnings (loss) per common share:
Income before extraordinary item                           $    0.52    $    0.56          $    1.54    $    1.67
Extraordinary item                                              --           --                (0.16)        --
                                                           ---------    ---------          ---------    ---------
Net income                                                 $    0.52    $    0.56          $    1.38    $    1.67
                                                           =========    =========          =========    =========


                             See accompanying notes

                                    HOSPITALITY PROPERTIES TRUST
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (amounts in thousands)
                                             (unaudited)


                                                                        Ended September 30,
                                                                      ------------------------
                                                                         1998         1997
                                                                      ---------    ---------
Cash flows from operating activities:
   Net income                                                         $  57,717    $  44,853
   Extraordinary loss from extinguishment of debt                         6,619         --
   Adjustments to reconcile net income to cash provided by operatin activities:
       Depreciation and amortization of real estate assets               39,617       22,528
       Amortization of deferred finance costs as interest                 2,200          989
       FF&E reserve income                                              (11,683)     (11,138)
       Increase in deferred percentage rent revenue                         791         --
       Change in other assets and liabilities                             2,111         (283)
                                                                      ---------    ---------
           Cash provided by operating activities                         97,372       56,949
                                                                      ---------    ---------
Cash flows from investing activities:
   Real estate acquisitions                                            (472,380)    (155,897)
   Increase in security and other deposits                               44,588       20,999
   Purchase of FF&E reserve                                                --         (1,500)
                                                                      ---------    ---------
           Cash used in investing activities                           (427,792)    (136,398)
                                                                      ---------    ---------
Cash flows from financing activities:
Proceeds from issuance of common shares, net                            127,696         --
      Repayments of Credit Facility and other debt                     (209,000)        --
      Draws on Credit Facility and debt issuance, net of discount       415,730      104,000
Deferred finance costs incurred                                          (5,427)        (573)
      Dividends paid                                                    (78,886)     (48,096)
                                                                      ---------    ---------
           Cash provided by financing activities                        250,113       55,331
                                                                      ---------    ---------
Decrease in cash and equivalents                                        (80,307)     (24,118)
Cash and cash equivalents at beginning of period                         81,728       38,073
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $   1,421    $  13,955
                                                                      =========    =========
Supplemental cash flow information:
   Cash paid for interest                                             $  12,205    $   9,602
Non-cash investing activities:
   Property managers' deposits in FF&E reserve                           10,495        9,717
   Purchases of fixed assets with FF&E reserve                           (6,260)      (6,117)



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

The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131") in 1997 and Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998. FAS 130 was required to be adopted for the Company's 1998 interim financial statements. FAS 131 must be adopted for the 1998 annual financial statements and FAS 133 must be adopted for the Company's year 2000 financial statements. The adoption of FAS 130 had no impact on the Company's financial condition or operating results because the Company has no items of comprehensive income. FAS 131 and FAS 133 are expected to have no impact on the Company's financial condition or results of operations.

In 1998, the Financial Accounting Standards Board issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). The Company has adopted the provisions of EITF 98-9 prospectively as of May 21, 1998 (the date of the issuance of EITF 98-9). If the Company had elected to transition the adoption retroactively to January 1, 1998 for the nine months ended September 30, 1998 net income before extraordinary items and net income would have been $62,355 ($1.50/share) and $55,736 ($1.34/share), respectively. For the nine and three months ended September 30, 1997 net income would have been $42,796 ($1.59/share) and $14,345 ($0.53/share), respectively.

EITF 98-9 is expected to have no impact on the Company's annual results of operations, rather the accounting changes required by EITF 98-9 are expected to, in general, defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a fiscal year. As of September 30, 1998, the Company has deferred percentage rent of $791 related to the period May 22, 1998 through September 30, 1998.

Note 2.  Shareholders' Equity

During the nine months ended September 30, 1998, the Company issued an aggregate of 3,942,413 common shares of beneficial interest, par value $.01 per share ("Shares") to five unit investment trusts ("UIT"), raising net proceeds of $127,696. The net proceeds from the sale of shares to the UITs were used to repay amounts outstanding under the Company's bank credit facility, acquire hotels and for general business purposes.

In August 1998, the Company paid a $0.65 per share dividend to shareholders for the quarter ended June 30, 1998. On October 9, 1998, the Trustees declared a dividend of $0.66 per share to be paid to shareholders of record as of October 23, 1998, which will be distributed on or about November 24, 1998.

The Company does not present diluted earnings per share because it has no dilutive instruments.

Note 3.  Real Estate Properties

During the nine months ended September 30, 1998, subsidiaries of the Company purchased fifteen Summerfield Suites(R) hotels, twenty Candlewood(R) hotels, two Residence Inn by Marriott(R) hotels and three Courtyard by Marriott(R) hotels for approximately $465,000, paid for by draws under the Company's bank credit facility, proceeds from the issuance of Shares to UITs, and cash on hand.

                          HOSPITALITY PROPERTIES TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)

At September 30, 1998, 53 Courtyard by Marriott(R)properties of the Company and its subsidiary were leased to a special purpose subsidiary of Host Marriott Corporation and managed by a subsidiary of Marriott International, Inc. The results of operations for the thirty-six weeks ended September 11, 1998 and September 12, 1997 and summarized balance sheet data as of September 11, 1998 and January 2, 1998 of the Host Marriott subsidiary to which the Company's Courtyard by Marriott(R)hotels are leased are as follows:

                                            Thirty-six weeks ended        Thirty-six weeks ended
                                              September 11, 1998            September 12, 1997
                                            ----------------------        ---------------------
                                                 (unaudited)                     (unaudited)
Revenues                                            $82,854                      $77,434
Investment expenses
     Base and percentage rent                        36,802                       36,348
     FF&E contribution                                7,961                        7,497
     Management fees                                 19,277                       16,259
     Other                                            7,479                        7,284
                                                    -------                      -------
         Total investment expenses                   71,519                       67,388
                                                    -------                      -------
Income before taxes                                  11,335                       10,046
Provision for income taxes                            4,534                        4,018
                                                    -------                      -------
         Net income                                 $ 6,801                      $ 6,028
                                                    =======                      =======
                                               September 11, 1998            January 2, 1998
                                               ------------------            ----------------
                                                  (unaudited)
Assets                                              $61,058                      $58,873
Liabilities                                          41,126                       42,558
Equity                                               19,932                       16,315

Revenues in the statements of income above represent house profit. House profit represents total hotel sales less property level expenses excluding depreciation and amortization, system fees, real and personal property taxes, ground rent, insurance and management fees. The system fees (included in other investment expenses) and management fees presented above, and the expenses detailed below represent all the costs incurred directly, allocated or charged to the properties by their management. The comparable details of total hotel sales and reconciliations to revenue for the thirty-six weeks ended September 11, 1998 and September 12, 1997 are as follows:

                                            Thirty-six weeks ended        Thirty-six weeks ended
                                              September 11, 1998            September 12, 1997
                                            ----------------------        ---------------------
                                                 (unaudited)                     (unaudited)
Total hotel sales
     Rooms                                           $143,528                      $133,990
     Food and beverage                                 10,490                        10,469
     Other                                              5,207                         5,477
                                                     --------                      --------
     Total hotel sales                                159,225                       149,936
                                                     --------                      --------
Departmental expenses
     Rooms                                             29,946                        27,590
     Food and beverage                                  9,001                         8,818
     Other operating departments                        1,504                         1,626
     General and administrative                        16,454                        15,594
     Utilities                                          5,526                         5,756
     Repairs, maintenance and accidents                 6,251                         6,069
     Marketing and sales                                1,394                         1,651
     Chain services                                     6,295                         5,398
                                                     --------                      --------
     Total departmental expenses                       76,371                        72,502
                                                     --------                      --------
Revenues                                             $ 82,854                      $ 77,434
                                                     ========                      ========

                          HOSPITALITY PROPERTIES TRUST
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (amounts in thousands, except share and per share data)


Note 4.  Indebtedness

During February 1998, the Company issued $150,000 of 7% senior unsecured notes due 2008. Net proceeds to the Company of approximately $148,000 were used to repay in full $125,000 of long term mortgage debt and for general business purposes. As a result of this transaction, the Company recognized an extraordinary loss of $6,619 ($0.16 per share) from the write-off of deferred financing costs. Also, a $1,402 charge is included in interest expense for the nine months ended September 30, 1998 for the difference between the carrying amount of an interest rate cap agreement and its market value at the time the related debt was repaid.

In March 1998, the Company entered into a new unsecured revolving credit facility ("the Credit Facility") of $250,000. In June 1998, the Credit Facility was syndicated to a group of commercial banks and expanded to $300,000. It matures in 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings. The Credit Facility contains financial covenants requiring the Company, among other things, to maintain a debt to asset ratio (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined). As of September 30, 1998, the Company had $182,000 outstanding under this Credit Facility.

                          HOSPITALITY PROPERTIES TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (amounts in thousands, except per share data)

Three Months Ended September 30, 1998 versus 1997

Total revenues for the quarter ended September 30, 1998 increased 55.7% to $45,175 from $29,017 for the quarter ended September 30, 1997. Rental income increased 64.8% to $40,798 from $24,751 during the comparable 1997 period. The increase primarily is a result of the Company's investment in and leasing of hotels acquired in 1997 and 1998. FF&E reserve income increased 4.1% to $4,223 from $4,057 during the comparable 1997 period primarily as a result of increased hotel sales at certain of the Company's leased properties.

Four of the Company's nine leases provide that the ownership of FF&E reserve escrows belong to the Company. When the Company owns the escrow, generally accepted accounting principles require that payments into the escrow be reported as additional rent. The five remaining leases provide that ownership of FF&E Reserve escrow funds remains with the tenant and the Company has a security and remainder interest in the escrow account. When the Company has a security and remainder interest in the escrow account, deposits are not included in revenue. Deposits into these escrow accounts for the three months ended September 30, 1998 were $2,700, a 172% increase over $992 for the comparable period in 1997. This increase was primarily due to increased sales at certain of the Company's properties and the 1997 and 1998 acquisition of hotels. Interest and other income decreased from $209 for the quarter ended September 30, 1997 to $154 for the quarter ended September 30, 1998, primarily as a result of a reduction in cash balances.

Total expenses for the quarter ended September 30, 1998 increased 64.7% to $23,063 from $14,000 for the quarter ended September 30, 1997. The increase is the result of increases in depreciation and amortization, interest, and general and administrative expenses of $6,485 (81.0%), $1,511 (35.4%) and $1,067
(61.9%), respectively. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since October 1, 1997. Interest expense increased primarily as a result of an increase in the average daily balance of indebtedness outstanding.

Net income for the quarter ended September 30, 1998 increased 47.2% to $22,107 ($0.52 per share) from $15,017 ($0.56 per share) for the quarter ended September 30, 1997.

Funds from operations (defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus revenue deferred in accordance with EITF 98-9 plus those deposits made into FF&E Reserve escrows which are not included in revenue) and cash available for distribution (defined as funds from operations less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to the quarter ended September 30, 1998 were $40,093 ($0.94 per share) and $33,780 ($0.79 per share), respectively, compared to funds from operations and cash available for distribution of $24,014 ($0.89 per share) and $19,492 ($0.73 per share), respectively, for the quarter ended September 30, 1997.

Nine months ended September 30, 1998 versus 1997

Total revenues for the nine months ended September 30, 1998 increased 53.1% to $126,739 from $82,770 for the nine months ended September 30, 1997. Rental income increased 59.8% to $113,702 during the nine months ended September 30, 1998 from $71,158 during the comparable period. The increase primarily is a result of the Company's investment in and leasing of hotels acquired in 1997 and 1998. For the nine months ended September 30, 1998, FF&E reserve income increased 4.9% to $11,683 from $11,138 during the comparable 1997 period primarily as a result of increased hotel sales at certain of the company's leased properties.

Four of the Company's nine leases provide that the ownership of FF&E reserve escrows belong to the Company. When the Company owns the escrow, generally accepted accounting principles require that payments into the escrow be reported as additional rent. The five remaining leases provide that ownership of FF&E Reserve escrow funds remains with the tenant and the Company has a security and remainder interest in the escrow account. When the Company has a security and remainder interest in the escrow account, deposits are not included in revenue. Deposits into these escrow accounts for the nine months ended September 30, 1998 were $6,458, a 114% increase

                          HOSPITALITY PROPERTIES TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


over $3,024 for the comparable period in 1997. This increase was primarily due to increased sales at certain of the Company's properties and the 1997 and 1998 acquisition of hotels. Interest and other income increased from $474 for the nine months ended September 30, 1997 to $1,354 for the nine months ended September 30, 1998, primarily as a result of additional cash on hand during the 1998 first quarter.

Total expenses for the nine months ended September 30, 1998 increased to $62,403 from $37,917 for the nine months ended September 30, 1997. The increase is the result of increases in depreciation and amortization, interest, and general and administrative expenses of $17,089 (75.9%), $4,576 (43.2%) and $2,821 (58.9%),
respectively. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since January 1, 1997. Interest expense increased primarily as a result of an increase in the average daily balance of indebtedness outstanding.

Net income for the nine months ended September 30, 1998 increased to $57,717 ($1.38 share) from $44,853 ($1.67 per share) for the nine months ended September 30, 1997. The increase is primarily a result of an increase in revenue from new investments offset by the extraordinary loss of $6,619 ($0.16 per share) recognized from the extinguishment of debt and other charges described in Note 4 to the condensed consolidated financial statements.

Funds from operations and cash available for distribution related to the nine months ended September 30, 1998 were $112,604 ($2.70 per share) and $96,068 ($2.30 per share), respectively, compared to funds from operations and cash available for distribution of $70,405 ($2.62 per share) and $57,768 ($2.15 per share), respectively, for the nine months ended September 30, 1997.

Liquidity and Capital Resources (amounts in thousands, except share and per share data)

Total assets of the Company increased to $1,672,929 at September 30, 1998 from $1,313,256 for the year ended December 31, 1997. The increase is primarily due to new real estate acquisitions. During the nine months ended September 30, 1998, subsidiaries of the Company purchased fifteen Summerfield Suites(R)hotels, twenty Candlewood(R)hotels, two Residence Inn by Marriott(R)hotels and three Courtyard by Marriott(R)hotels for approximately $465,000, paid for by draws under the Company's bank credit facility, proceeds from the issuance of Shares to UITs, the proceeds of the February senior notes offering and cash on hand.

As of September 30, 1998 the Company had commitments to acquire eight hotels for an additional total investment of $71,384. Subsequent to September 30, 1998, the Company purchased three Candlewood(R) hotels for an aggregate purchase price of $24,400. The acquisition of the remaining hotels is expected to occur during the remainder of 1998 and the first quarter of 1999.

At September 30, 1998, the Company had $1,421 of cash and cash equivalents. As of September 30, 1998 the Company had $182,000 outstanding and the ability to draw up to an additional $118,000 under the Credit Facility. From time to time, including currently, the Company considers entering or pursuing transactions which would provide debt or equity capital of varied forms and on various terms. The Company believes that the capital available to it from time to time will be sufficient to enable it to execute its business plans and fund its existing commitments.

In February 1998, the Company issued $150,000 of 7% senior unsecured notes due 2008 which have been rated investment-grade by Moody's Investors Service and Standard & Poor's. Net proceeds to the Company of approximately $148,000 were used to repay in full $125,000 of long term mortgage debt and for general business purposes.

In March 1998, the Company entered into a new unsecured revolving credit facility ("the Credit Facility") for $250,000. In June 1998, the Credit Facility was syndicated to a group of commercial banks and expanded to $300,000. It matures in 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings.

During the nine months ended September 30, 1998, the Company issued an aggregate of 3,942,413 Shares to five UITs raising net proceeds of $127,696. The net proceeds from the UITs were used to repay amounts outstanding under the Company's bank credit facility, acquire hotels and for general business purposes.

Funding for current expenses and dividends is provided for by operations and the Company's operations are primarily comprised of leasing activity related to owned properties.

                          HOSPITALITY PROPERTIES TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All of the Company's investments are leased to and operated by third parties. All costs of operating and maintaining the hotel properties are borne by the tenants and operators. All of the Company's leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E Reserve"). Funds escrowed in the FF&E reserve accounts are used for capitalized improvements and replacements to, and refurbishment of, the hotels. Capital expenditures for routine maintenance, replacement and refurbishment of the properties are required to be paid for from funds maintained in cash FF&E Reserves (escrow accounts). As of September 30, 1998 the Company and its several tenants had approximately $21,184 on deposit in such escrow accounts.

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

Dividends with respect to the second quarter 1998 results of $0.65 per share were distributed on August 20, 1998. Dividends declared with respect to third quarter 1998 results of $0.66 per share will be paid to shareholders on or about November 24, 1998. Dividends for a year in excess of taxable income for that year constitute return of capital.

Property Overview

The Company acquires, owns and leases hotel properties to unaffiliated hotel operators. As of September 30, 1998 the Company owned 62 Courtyard by Marriott(R)hotels, 11 Wyndham Garden(R)hotels, one Wyndham(R)hotel, 31 Residence Inn by Marriott(R)hotels, 14 Sumner Suites(R)hotels, 25 Candlewood hotels and 15 Summerfield Suites(R)hotels. Also as of September 30, 1998, the Company had commitments to acquire one additional Courtyard by Marriott(R)hotel and seven additional Candlewood(R)hotels.

Fifty-three of the Company's Courtyard by Marriott(R) hotels are all leased to a subsidiary of Host Marriott Corporation ("Host Marriott") and managed by a subsidiary of Marriott International, Inc. ("Marriott International"). Annual base rent on these 53 properties totals $50,646 and percentage rent equals 5% of increases in total hotel sales over base year levels. The 53 hotels have a total of 7,610 guest rooms and are located in 24 states. During the first thirty-six weeks ended September 11, 1998 these hotels had total hotel sales, average occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of $159,225, 81.6%, $91.67 and $74.80, respectively, versus $149,936,
82.9%, $84.28 and $69.87, respectively, for the comparable 1997 period. These hotels are leased for an initial term which ends in 2012 and has 3 renewal options of 12 years each. Renewal options may be exercised by the tenant for all, but not less than all, 53 hotels.

Eighteen of the Company's Residence Inn by Marriott(R) properties are leased to a subsidiary of Host Marriott and managed by a subsidiary of Marriott International. Annual base rent on these 18 properties totals $17,280 and percentage rent equals 7.5% of increases in total hotel sales over 1996 levels. The 18 properties have a total of 2,178 guest suites and are located in 14 states. During the first thirty-six weeks ended September 11, 1998 these properties had total hotel sales, average occupancy, ADR and RevPAR of $50,623, 85.1%, $102.97 and $87.63, respectively, versus $48,850, 84.7%, $99.56 and
$84.33, respectively, for the comparable 1997 period. These hotels are leased for an initial term which ends in 2010 and has an additional renewal option of 12 years and one renewal option of 10 years. Renewal options may be exercised by the tenant for all, but not less than all, 18 hotels.

The Company's 11 Wyndham Garden(R)hotels and one Wyndham(R)hotel are all leased to one subsidiary of Patriot American Hospitality ("Patriot") and operated by subsidiaries of Wyndham Hotel Corporation ("Wyndham"). Annual base rent on these 12 properties totals $18,325 and percentage rent generally equals 8% of increases in total hotel sales over base year levels. The 12 properties have a total of 2,321 guest rooms and are located in eight states.

                          HOSPITALITY PROPERTIES TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 1998 these hotels had total hotel sales, average occupancy, ADR and RevPAR of $62,824, 76.5%, $97.64 and $74.69, respectively, versus $60,730, 78.9%, $91.56 and $72.24, respectively, for the comparable 1997 period. The lease for the Wyndham hotel located in Salt Lake City is guaranteed by the parent entities of the tenant and the manager until operations at this hotel cover an allocated amount of base rent according to a formula, and this guaranty is secured by a cash deposit. These hotels are leased for an initial term which ends in 2012 and has 4 renewal options of 12 years each. Renewal options may be exercised by the tenant for all, but not less than all, 12 hotels.

In 1997, the Company acquired 10 Residence Inn by Marriott(R) hotels (1,276 suites) and four Courtyard by Marriott(R) hotels (543 rooms) from Marriott International. These hotels are leased to a subsidiary of Marriott International for annual base rent of $14,881. The Company will begin receiving percentage rents and renovation escrows after operations of these hotels are stabilized. Marriott International has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula. For the thirty-six weeks ended September 11, 1998, these hotels had total hotel sales, average occupancy, ADR, and RevPAR of $33,863, 80.7%, $84.72, and $68.37, respectively. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR and RevPAR for the prior year comparative period for these properties is not meaningful. These hotels are leased for an initial term which ends in 2014 and has one renewal option of 12 years and one renewal option of 10 years. Renewal options may be exercised by the tenant for all, but not less than all, 14 hotels. These hotels are located in 7 states in the United States.

In 1997, the Company agreed to acquire from Marriott International six Courtyard by Marriott(R) hotels (829 rooms) and three Residence Inn by Marriott(R) hotels (507 suites). These hotels are leased to a subsidiary of Marriott International for annual base rent of $12,940. The Company will begin receiving percentage rents after operations of these hotels are stabilized. Marriott International has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula. As of October 31, 1998 eight of these hotels have been acquired; the remaining one is expected to be acquired during the fourth quarter. The three properties which were open for the entire thirty-six weeks ended September 11, 1998 had total hotel sales, average occupancy, ADR and RevPAR of $7,765, 73.5%, $93.87, and $68.99, respectively. Because these properties have an operating history of less than nine months on average, there are no comparative operating results. These hotels are leased for an initial term which ends in 2010 and has two renewal options of 10 years each. Renewal options may be exercised by the tenant for all, but not less than all, nine hotels. These hotels are located in 8 states in the United States.

In 1997, the Company acquired 14 Sumner Suites(R) hotels (1,641 rooms) from ShoLodge, Inc. ("ShoLodge"). These hotels are leased to a subsidiary of ShoLodge for annual base rent of $14,000. The Company will begin receiving percentage rent, in 1999, equal to 8% of increases in total sales over 1998 levels. For the forty weeks ended October 4, 1998, these hotels had total hotel sales, average occupancy, ADR, and RevPAR of $23,064, 60.5%, $77.92 and $47.14, respectively. Because these properties were not open for the entire comparable period in the previous year, a display of average occupancy, ADR, and RevPAR for the comparative period for these properties is not meaningful. ShoLodge has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula, and this guaranty is secured by a cash deposit. These hotels are leased for an initial term which ends in 2008 and has five renewal options of 10 years each. Renewal options may be exercised by the tenant for all, but not less than all, 14 hotels. These hotels are located in eight states in the United States.

In 1997 and 1998, the Company acquired or entered commitments to acquire 32 Candlewood(R) hotels (3,640 rooms) from Candlewood Hotel Company, Inc. ("Candlewood"). These hotels are leased in two groups, one of 15 hotels and one of 17 hotels to subsidiaries of Candlewood for annual base rent of approximately $10,000 and $14,100 respectively. The Company will begin receiving percentage rent equal to 10% of total hotel sales over total sales generated in the hotels' second year of operation. For the nine months ended September 30, 1998 the 15 Candlewood hotels which were open as of January 1, 1998 had an average age of 14 months and average occupancy, ADR, and RevPAR of 72.8%, $55.89 and $40.69, respectively. Because these properties have an operating history of less than one year on average a display of average occupancy, ADR, and RevPAR for the comparative period for these properties is not meaningful. Candlewood has guaranteed the lease payments until operations of these hotels are stabilized and cover the base rent according to a formula, and this guaranty is secured by a cash deposit. The 15 hotels in the first group are leased for an initial term which ends in 2011 and has three renewal options of 15 years each.

                          HOSPITALITY PROPERTIES TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Renewal options may be exercised by the tenant for all, but not less than all, 15 hotels. These 15 hotels are located in 13 states in the United States. The 17 hotels in the second group are leased for an initial term which ends in 2011 and has 3 renewal options of 15 years each. Renewal options may be exercised by the tenant for all, but not less than all, 17 hotels. These 17 hotels are located in 13 states in the United States.

In March 1998, the Company acquired 15 Summerfield Suites(R)hotels (1,822 suites, 2,766 rooms). These hotels are leased to subsidiaries of Patriot for annual base rent of $25,000. The Company will begin receiving percentage rent, in 1999, equal to 7.5% of increases in total hotel sales over 1998 levels. During the first nine months of 1998 these hotels had total hotel sales, average occupancy, ADR, and RevPAR of $53,426, 82.8%, $121.59 and $100.68, respectively, versus $48,485, 83.2%, $117.61 and $97.85, respectively, for the comparable 1997 period. These hotels are leased for an initial term which ends in 2015 and has four renewal options of 12 years each. Renewal options may be exercised by the tenant for all, but not less than all, 15 hotels. These hotels are located in 10 states in the United States.

Seasonality

Most of the Company's hotels experience seasonal variation in operating results typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality has not and is not expected to cause material fluctuations in the Company's rental income because the Company believes that the revenues generated by its hotels are sufficient to pay rents on a regular basis notwithstanding seasonal fluctuations.

Year 2000

The Company's in-house computer systems environment is limited to software and hardware developed by third parties and installed, operated and monitored by the Company's investment advisor. All of the Company's computer systems (which are limited to financial reporting and accounting systems) were installed within the last two years and management believes such systems are year 2000 compliant. All costs associated with the Company's computer systems are borne by the Company's investment advisor.

The Company's business is heavily dependant upon the efforts of the Company's third party tenants and their affiliates, which operate all of the Company's properties. The Company's leases and other contractual relationships require these operators to conduct the daily operations of the Company's hotels, and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. As such, the Company's activities related to year 2000 issues that might affect the systems used by its operator (which include reservations, financial, accounting, personnel, payroll, payables and other systems) have been limited to inquiry and evaluation of its operators' preparedness plans. Each of the Company's operators (including Marriott International, Host Marriott, Patriot, Candlewood and ShoLodge) have responded to Company inquiries regarding their preparedness for issues related to the year 2000. Based on operator responses to the Company's inquiries, the Company believes that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providers to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming and compliant. While the Company believes the efforts of its tenants described in their responses will be or are adequate to address year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company relies for certain data will be year 2000 compliant on a timely basis and will not have a material effect on the Company. Costs to the Company related to the year 2000 issues are expected to be minimal.

If the efforts of the Company, its vendors and its tenants to prepare for the year 2000 were ineffective, the Company's properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses by its tenants at their operating properties. Continued or severe operating losses may cause one or more of the Company's tenants to ultimately default on their leases. Numerous lease defaults could jeopardize the Company's ability to maintain its financial results of operations and meet its financial operating and capital obligations.

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

PART II        Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             12    Ratio of Earnings to Fixed Charges
             27    Financial Data Schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HOSPITALITY PROPERTIES TRUST


                       /S/Thomas M. O'Brien
                          Thomas M. O'Brien
                          Treasurer and Chief Financial Officer
                          (authorized officer and principal financial officer)
                          Dated:  November 9, 1998