Form 10-Q/A
period 1998-09-30
HOSPITALITY PROPERTIES TRUST
filed 1998-11-12
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------


                                   FORM 10-Q/A


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-11527


                          HOSPITALITY PROPERTIES TRUST
               (Exact name of registrant as specified in charter)


               Maryland                                        04-3262075
            (State or other                                  (IRS employer
            jurisdiction of                               identification no.)
            incorporation)


400 Centre Street, Newton, Massachusetts                        02458
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:  617-964-8389

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                                            Shares outstanding
                      Class                                 at October 28, 1998
                      -----                                 -------------------
Common shares of beneficial interest, $0.01 par value           42,845,539
per share

                                     PART II

         Part II of the Quarterly Report on Form 10-Q for the Company's quarter ended September 30, 1998 is hereby amended to add Item 2 thereto reading as follows:

Item 2.  Changes in Securities.

         On July 17, 1998, pursuant to the Company's Incentive Share Award Plan, officers of the Company and certain employees of its advisor, REIT Management & Research, Inc., received grants aggregating 8,000 common shares of beneficial interest, each valued at $32 5/16 per share, being the closing price of the common shares on the New York Stock Exchange on such date. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HOSPITALITY PROPERTIES TRUST



                                      By:   /s/ Thomas M. O'Brien
                                            Thomas M. O'Brien, Treasurer and
                                            Chief Financial Officer

Date: November 11, 1998