Form 10-K
period 1998-12-31
HOSPITALITY PROPERTIES TRUST
filed 1999-03-31
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,089 million based on the $26.375 closing price per share for such stock on the New York Stock Exchange on March 16, 1999. For purposes of this calculation, 32,904 Common Shares of Beneficial Interest, $0.01 par value ("Common Shares") held by REIT Management & Research, Inc., 4,000,000 Common Shares held by HRPT Properties Trust, and an aggregate of 296,496 Common Shares held by the Trustees and officers of the registrant, have been included in the number of shares held by affiliates.

Number of the  registrant's  Common  Shares,  outstanding  as of March 31, 1999:
45,628,443

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is incorporated herein by reference from the definitive Proxy Statement of Hospitality Properties Trust (the "Company") dated March 31, 1999 for its annual meeting of shareholders currently scheduled to be held on May 18, 1999.

                                 ---------------


                            CERTAIN IMPORTANT FACTORS

         Our Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding our intent, belief or expectations, our Trustees or our officers with respect to the declaration or payment of distributions, the effect of Year 2000 issues, our policies and plans regarding investments, financings, or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting us or our hotels' financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our hotels and general changes in economic conditions not presently contemplated. The accompanying information contained in this Form 10-K, including the information under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.


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

                          HOSPITALITY PROPERTIES TRUST
                          1998 FORM 10-K ANNUAL REPORT


                               Table of Contents


                                                                                                     Page

                                     Part I

Items 1. & 2.     Business and Properties......................................................       1
Item 3.           Legal Proceedings............................................................      22
Item 4.           Submission of Matters to a Vote of Security Holders..........................      22

                                    Part II

Item 5.           Market for the Registrant's Common Equity and Related Stockholders Matters...      22
Item 6.           Selected Financial Data......................................................      23
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................      24
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................      30
Item 8.           Financial Statements and Supplementary Data..................................      30
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...................................................................      30

                                      Part III

                  To be  incorporated  by reference  from our  definitive  Proxy
                  Statement for the annual meeting of shareholders currently scheduled to be held on May 18, 1999, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

                                     Part IV

Item 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     31


Items 1. and 2.  Business and Properties

         The Company. Hospitality Properties Trust is a real estate investment trust ("REIT") formed in 1995 to buy, own and lease hotels to unaffiliated hotel operators. At December 31, 1998, we owned or had commitments to acquire 186 hotels with 25,284 rooms or suites located in 35 states, for approximately $1,981 million. In February 1999, we acquired an additional 18 hotels containing 2,399 rooms for $145 million. Therefore, our current portfolio, including commitments to acquire, represents 204 hotels with 27,683 rooms and an investment of $2,126 million. We are organized as a Maryland real estate investment trust; our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

         Our principal growth strategy is to expand our investments in hotels and to set minimum rents which produce income in excess of our operating and capital costs. We seek to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants and in doing so, ensure stability of cash flow through dependable and diversified revenue sources. We believe that our operating philosophy affords us opportunities to find high quality hotel investment opportunities on attractive terms. In addition, our internal growth strategy is to participate through percentage rents in increases in total hotel sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels.

         We own 197 hotels as of March 31, 1999. In addition, we have agreed to acquire seven other hotels containing 844 rooms for $75 million. The purchase of these remaining hotels is subject to the satisfaction of a number of conditions, including completion of construction by the tenant. If these conditions are not satisfied, we may not acquire one or more of these hotels.

         Our hotels are leased to and managed by single purpose subsidiaries of unaffiliated public companies. Each of our tenants are herein referred to as "Lessees" and each of our operators are herein referred to as "Managers." The annual rent payable to us for our 204 hotels totals $217 million in base rent plus percentage rent ranging from 5% to 10% of increases in total hotel sales over a base year level. In addition, a percentage (5-6%) of total hotel sales is required to be escrowed periodically by the Lessee or the Manager as a reserve for renovations and refurbishment of the hotels.

         Under the leases and management agreements, our hotels are currently operated as Marriott Hotels, Resorts and Suites(R), Courtyards by Marriott(R), Residence Inns by Marriott(R), Wyndham Gardens(R), Wyndham(R), Summerfield Suites(R), Sumner Suites(R), Candlewood Suites(R), Homestead Villages(R) or TownePlace Suites by Marriott(R). We believe that our portfolio of hotels is among the newest of publicly owned hotel REITs. The average age of our hotels is approximately five years at December 31, 1998.

         Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be glass enclosed depending upon location. Most of these hotels have lounges or lobbies, meeting rooms, an exercise room, a small laundry room available to guests and a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 1998, 354 Courtyard by Marriott(R) hotels were open and operating nationally. We believe that the Courtyard by Marriott(R) brand is the leading brand in the mid-priced segment of the United States hotel industry.

         We have invested or agreed to invest a total of $654 million in 66 Courtyard by Marriott(R) hotels which have 9,354 rooms. For 1998, the average daily rate ("ADR"), occupancy and revenue per available room ("REVPAR") for our 53 Courtyard by Marriott(R) hotels which were open for a full year as of January 1, 1998 were as follows:

                       HPT COURTYARD BY MARRIOTT(R) HOTELS

                   ADR ................................$90.71
                   Occupancy........................... 80.5%
                   REVPAR..............................$73.04


         Residence Inn by Marriott(R) hotels are designed to attract business, governmental and family travelers who stay more than five consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 and 130 studio, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 1998, 273 Residence Inn by Marriott(R) hotels were open and operating nationally. We believe that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry.

         We have invested or agreed to invest a total of $371 million in 34 Residence Inn by Marriott(R) hotels which have 4,315 suites. For 1998, the ADR, occupancy and REVPAR for our 18 Residence Inn by Marriott(R) hotels which were open for a full year as of January 1, 1998 were as follows:

                        HPT RESIDENCE INN BY MARRIOTT(R) HOTELS

                     ADR ................................$102.20
                     Occupancy...........................  84.0%
                     REVPAR..............................$ 85.86


         Wyndham(R) Hotels. Eleven of our Wyndham(R) hotels are Wyndham Garden(R) hotels. Wyndham Garden(R) hotels are mid-sized, full service hotels located primarily near suburban business centers and airports, and are designed to attract business travelers and small business groups. Each hotel contains 140 to 250 rooms and approximately 1,500 to 5,000 square feet of meeting space. Amenities and services include large desks, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Wyndham Garden(R) hotels also feature a lobby lounge, most of which have a fireplace, libraries typically overlooking landscaped gardens and swimming pools. In addition, many Wyndham Garden(R) hotels contain whirlpool and exercise facilities. Each Wyndham Garden(R) hotel contains a cafe restaurant which serves a full breakfast, lunch and dinner menu. We believe that the Wyndham Garden(R) brand is one of the leading brands in the full service segment of the United States hotel industry. The one Wyndham(R) hotel owned by us is a full service hotel located in downtown Salt Lake City adjacent to the Salt Lake City Delta Center. This hotel includes 381 rooms, 14,469 square feet of meeting space and two restaurants/lounges. We believe this hotel is a leading convention hotel in Salt Lake City.

         The 12 Wyndham(R) and Wyndham Garden(R) hotels owned by us represent a total investment of $183 million and contain 2,321 rooms. For 1998, these hotels had ADR, occupancy and REVPAR as follows:

                                HPT WYNDHAM(R) HOTELS

                    ADR ................................$97.14
                    Occupancy........................... 73.4%
                    REVPAR..............................$71.27


         Summerfield Suites(R) hotels are upscale, all suite extended stay hotels which offer guests separate living and sleeping areas, full kitchens, large work areas, complimentary breakfasts and evening social hours. Private voice mail, video players, on site convenience stores and "room service" contracted from area restaurants also are generally available. In addition, Summerfield Suites(R) offers "signature" two bedroom, two bathroom suites designed for equal-status business travelers in training classes or attending meetings and for families on weekends.

         The 15 Summerfield Suites(R) hotels which we own represent a total investment of $240 million and contain 1,822 suites (2,766 rooms). For 1998, these hotels had ADR, occupancy and REVPAR as follows:

                        HPT SUMMERFIELD SUITES(R) HOTELS

                 ADR ................................$120.50
                 Occupancy...........................  80.6%
                 REVPAR..............................$ 97.09


         Sumner Suites(R) hotels are all suite hotels designed to attract value-oriented business travelers. Sumner Suites(R) hotels compete in the all suite segment of the lodging industry against such brands as Embassy Suites(R), Hampton Inns and Suites(R) and AmeriSuites(R). Each Sumner Suites(R) guest room offers an efficient space for working which includes two phones with data ports and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each Sumner Suites(R) hotel has an attractive lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all Sumner Suites(R) hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. Sumner Suites(R) hotels are generally high-rise hotels of six or seven stories and are of masonry construction.

         We have invested $140 million in our 14 Sumner Suites(R) hotels which include 1,641 guest suites. Twelve of these hotels were built and opened between April 1996 and August 1997, one of these hotels opened in late 1995 and one recently re-flagged hotel underwent extensive renovations in 1998. For 1998, the ADR, occupancy and REVPAR for all 14 of these Summer Suites(R) hotels were as follows:

                           HPT SUMNER SUITES(R) HOTELS

                   ADR ................................$77.72
                   Occupancy........................... 60.1%
                   REVPAR..............................$46.73


         Candlewood Suites(R) hotels are extended stay hotels which offer studio and one bedroom suites designed for business travelers expecting to stay five or more days. Candlewood Suites(R) hotels compete in the mid-priced extended stay segment of the lodging industry against such other brands as Sierra Suites(R), TownePlace Suites by Marriott(R) and MainStay Suites(R). Each Candlewood Suites(R) suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa, recliner, 25-inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood
Suites(R) suite contains a king size bed. Other amenities offered at each Candlewood Suites(R) hotel include a fitness center, free guest laundry facilities, and a Candlewood Cupboard(R) area where guests can purchase light meals, snacks and other refreshments. We believe that Candlewood Suites(R) will become one of the leading brands in the mid-priced, extended stay segment of the United States hotel industry.

         We have invested or agreed to invest $261 million to acquire 34 Candlewood Suites(R) hotels which include 3,892 suites. One of these hotels was opened in 1996, 14 were opened in 1997, 18 were opened during 1998 and one opened during 1999. We believe that the current performance of the Candlewood Suites(R) hotels is not indicative of their operating potential because of their recent development. However, for the 14 HPT-owned Candlewood Suites(R) hotels acquired by us which were open prior to January 1, 1998 (including nine opened less than twelve months), ADR, occupancy and REVPAR for 1998 were $54.38, 71.8% and $39.04, respectively.

         Homestead Village(R) hotels are extended stay hotels designed for value-oriented business travelers. Each Homestead Village(R) room features a kitchen with a full-size refrigerator, stovetop, microwave, coffee maker plus utensils and dishes. A work area is provided with a well-lighted desktop and a computer data port. Complimentary local phone calls, fax service, copy service and personalized voice-mail are also available to guests. On-site laundry and other personal care items are available. Housekeeping services are provided on a twice-weekly basis. According to Homestead, there were 125 Homestead Village(R) hotels open as of December 31, 1998.

         HPT acquired 18 Homestead Village(R) hotels with a total of 2,399 rooms for a purchase price of $145 million in February 1999. Four of these hotels were opened during 1998, 13 were opened during 1997 and one was opened in 1996. We believe that the current performance of the Homestead Village(R) hotels is not indicative of their operating potential because of their recent development. However, for the 14 HPT-owned Homestead Village(R) hotels which were open as of January 1, 1998 (including 12 open for less than eight months) the 1998 ADR, occupancy and REVPAR were $45.48, 74.0% and $33.59, respectively.

         The Marriott St. Louis Airport hotel is a 601 room hotel located in Missouri on approximately 12 acres of land at the I-70 exit for Lambert International Airport, across the street from the airport entrance. The hotel has two nine floor towers and three low rise buildings which create a courtyard for the hotel's pool and gardens. The property includes 20 meeting rooms totaling approximately 18,000 square feet of space, three restaurants and a concierge floor. Included in the 601 rooms are 77 Rooms That Work(R); rooms specifically designed by Marriott for the business traveler. The property has been operated as a Marriott hotel since it opened.

         The Marriott Nashville Airport hotel is a 399 room, 17 floor hotel located in Tennessee on 17 acres of land in High Ridge Business Park across I-40 from the Nashville Airport and a short drive from downtown Nashville. The property includes 14 meeting rooms totaling approximately 17,000 square feet of space, a restaurant and a concierge floor. Included in the 399 rooms are 85 Rooms That Work(R). The property has been operated as a Marriott hotel since it opened.

         TownePlace Suites(R) are extended-stay hotels offering studio and two-bedroom suites for business and family travelers. TownePlace Suites(R) compete in the mid-priced extended-stay segment of the lodging industry. Each suite offers a fully equipped kitchen and separate living and work areas. Other amenities offered include voice mail, data lines, on-site business services, laundry and a fitness center. According to Marriott, there were 23 TownePlace Suites(R) open as of February 1999 and an additional 40 are under construction. We have purchased or agreed to acquire nine TownePlace Suites which include 939 rooms for $69 million. One of these hotels was opened in 1997, five were opened in 1998, and three are scheduled to be built in 1999.

                            PRINCIPAL LEASE FEATURES

         The principal features of our leases for the 204 hotels are as follows:

o Minimum Rent. All of our leases require minimum annual rent equal to between 10% and 11% of our investment in our hotels.

o Percentage Rent. All of our leases require percentage rent equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts.

o        Long Term Leases.  All of the leases for our hotels  expire after 2007.
         The average lease term remaining for our hotels is 14 years.

o        Pooled  Leases.  Each of our hotels is part of a combination of hotels.
         The leases in each combination are subject to cross default with other leases to the same tenant. The smallest combination includes nine hotels with 1,336 rooms in which we have invested $129 million; the largest combination includes 53 hotels with 7,610 rooms in which we have invested $505 million.

o Geographic Diversification. Each combination of hotels leased to a single tenant is geographically diversified. In addition, many of our hotels are located in the vicinity of major demand generators such as large suburban office parks, airports and medical or educational facilities.

o All or None Renewals. All tenant renewal options for each combination of our hotels may only be exercised on an all or none basis and not for separate hotels.

o Security Deposits. All of our leases require security deposits, generally equal to one year's minimum rent.

o FF&E Reserves. All of our leases require the tenants to deposit 5-6% of gross hotel revenues into escrow to fund periodic renovations (the "FF&E Reserve"). For pooled leases of hotels which were all open for at least one year prior to 1998 the FF&E Reserve averaged $1,602 per room per year.

o Subordinated Fees. Management fees for our hotels are subordinated to the rent due to us.

o Guarantees for New Hotels. When we purchase and lease recently built hotels, we require that payment of rent be guaranteed until the operations of the hotels achieve negotiated rent coverage levels. Except for guarantors whose obligations are investment grade rated, these guarantees are generally secured by deposits.

o Rent Coverage. When we purchase hotels which have historical operations, we set the purchase prices and rents at levels to provide historical as well as projected rent coverage. During 1998, 98 of our hotels which had been open at least one year at the beginning of 1998, constituting four lease pools, earned cash flow available for rent, after paying all non-subordinated expenses and after a 5% FF&E Reserve, of 1.7 times the minimum rent due to us. We believe that this is the highest rent coverage ratio among all public hotel REITs.

         At December 31, 1998 11 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 38 years, and the ground lessors are unrelated to the sellers and to us. In January 1999, we acquired the land under one hotel previously on leased land.

         Ground rent payable under the 10 remaining ground leases is the responsibility of our Lessees and is generally calculated as a percentage of hotel revenues. Eight of the 10 ground leases require minimum annual rent ranging from approximately $90,000 to $503,000 per year. If a ground lease terminates, the lease with respect to the hotel on such ground-leased land will also terminate. If a Lessee does not perform obligations under the ground lease or elects not to renew any ground lease, we must perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders.

                        INVESTMENT AND OPERATING POLICIES

         In order to benefit from potential property appreciation, we prefer to own and lease properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of coventurers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests.
At December 31, 1998, we own no mortgages or joint venture interests.

         We provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants. Most other public hotel REITs seek to control the operations of hotels in which they invest by leasing their properties to affiliated tenants. These other hotel REITs generally design their affiliated leases to capture substantially all net operating revenues from their hotels as rent. Our leases are designed so that net operating revenues from our hotels exceed rents by considerable coverage margins. We believe that these differences in operating philosophy afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay dividends.

         Our investment objectives include increasing per share dividends and cash available for distribution ("CAD") from dependable and diverse resources. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investors which increase CAD per share because of positive spreads between our cost of investment capital and rent yields; design leases which require minimum rents and provide an opportunity to participate in a percentage of increases in gross revenues at our hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our CAD is received from diverse properties and operators.

         Our day-to-day operations are conducted by REIT Management & Research, Inc. ("RMR"), our investment advisor. RMR originates and presents investment opportunities to our Board of Trustees.

         As a REIT, we may not operate hotels. We have entered into arrangements for operation of our hotels. Our leases require the Lessee to pay all operating expenses, including taxes and insurance and to pay to us minimum rents plus percentage rents based upon increases in gross revenues at the hotels.

                              ACQUISITION POLICIES

         We are committed to pursuing growth through the acquisition of additional hotels and intend to pursue acquisition opportunities. Generally, we prefer to purchase and lease multiple hotels in one transaction because we believe cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics of our leases and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified lessee; (iv) the design and physical condition of the hotel; (v) the estimated replacement cost and proposed acquisition price of the hotel; (vi) the price segment in which the hotel is operated; (vii) the reputation of the particular national hotel management organization, if any, with which the hotel is or may become affiliated; (viii) the age of the hotel; (ix) the level of services and amenities offered by the hotel; and (x) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel's market and the existence of barriers to entry within that market, including zoning restrictions and financing constraints. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry.

         An important part of our acquisition strategy is to identify and select qualified and experienced hotel lessees. We intend to continue to select hotels for acquisition which will enhance the diversity of our portfolio in respect to location, brand name, and lessee/operator.

                              DISPOSITION POLICIES

         We have no current intention to dispose of any hotels, although we may do so. We currently anticipate that disposition decisions, if any, will be made based on (but not limited to) factors such as the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale prices; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) the potential for, or the existence of, any environmental or regulatory problems; (v) the existence of alternative uses or needs for capital; and (vi) the maintenance of our qualification as a REIT.

                               FINANCING POLICIES

         We currently intend to employ conservative financial policies in pursuit of our growth strategies. Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, we currently intend to pursue our growth strategies while maintaining a capital structure under which our debt will not exceed 50% of our total market capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total market capitalization accordingly.

         Our Board of Trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through additional equity offerings, debt financings, retention of cash flows, subject to satisfying our distribution requirements under the REIT rules, or a combination of these methods. To the extent that the Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis (or a secured basis, subject to limitations which may be present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to our common shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated special purpose entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

         Investment Advisor. Effective January 1, 1998, we entered into an agreement with RMR under which RMR provides investment and administrative services to us. RMR is a Delaware corporation owned by Barry M. Portnoy and Gerard M. Martin, and has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, telephone number (617) 332-3990. RMR acts as the investment advisor to HRPT Properties Trust (NYSE:HRP), the holder of 4,000,000 Common Shares and has other business interests. The directors of RMR are Gerard
M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President, John G. Murray, Executive Vice President, John
A. Mannix, Vice President, Thomas M. O'Brien, Vice President, Ajay Saini, Vice President, John C. Popeo, Treasurer, and David M. Lepore, Vice President. Mr. Murray and Mr. O'Brien are also officers of HPT.

         Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR pursuant to our advisory agreement and by the Managing Trustees and officers of the Company. As of March 16, 1999, RMR had 177 full-time employees and three active directors.

         Competition. The hotel industry is highly competitive. Each of our hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on occupancy rates and average daily rates of the hotels located in that area. Agreements with the operators of our hotels restrict the right of each operator and its affiliates for a limited period of time to own, build, operate, franchise or manage any other hotel of the same brand within various specified areas around our hotels. Neither the operator nor its affiliates is restricted from operating other branded hotels in the market areas of any of the hotels, and after such limited period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

         We expect to compete for hotel acquisition and financing opportunities with entities which may have substantially greater financial resources than us, including, without limitation, other publicly owned REITs, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of hotel operators. Such competition may reduce the number of suitable hotel acquisition or financing opportunities available to us or increase the bargaining power of hotel owners seeking to sell or finance their properties.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as an investment asset rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

o a bank, life insurance company, regulated investment company, or other financial institution,

o        a broker or dealer in securities or foreign currency,

o        a person that has a functional currency other than the U.S. dollar,

o a person who acquires our shares in connection with his employment or other performance of services,

o        a person subject to alternative minimum tax,

o        a  person  who  owns  our  shares  as  part  of  a  straddle,   hedging
         transaction, or conversion transaction, or

o except as specifically described in the following summary, a tax-exempt entity or a foreign person.

The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. The following summary is thus qualified by applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Thus, future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. No ruling has been sought from the Internal Revenue Service with respect to any matter described in this summary, and there can be no assurance that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax considerations, and does not discuss any state, local, or foreign tax considerations. For all these reasons, we urge you to consult with your tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         For purposes of this summary, you are a "U.S. shareholder" if you are a beneficial owner of our shares and for federal income tax purposes are:

         (1)      a citizen or resident of the United States,

         (2) a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations,

         (3) an estate the income of which is subject to federal income taxation regardless of its source, or

         (4) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996 to the extent provided in Treasury regulations.

Conversely, you are a "non-U.S. shareholder" if you are a beneficial owner of our shares and are not a U.S. shareholder.

Taxation as a REIT

         We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1995. Our REIT election, assuming continuing compliance with the federal income tax qualification tests summarized below, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent the distributions do not exceed our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of these dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a shareholder's basis in its shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions on our outstanding preferred shares, if any, and thereafter to distributions on our common shares. For tax purposes, our distributions per common share paid in 1995, 1996, 1997 and 1998 aggregated $.79, $2.34, $2.45 and
$2.62 respectively, of which $.000, $.344, $.341 and $.647 respectively, represented a return of capital. The federal income taxation of our distributions to you is discussed in more detail in the following sections of this summary.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 1998 taxable years, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. These opinions are conditioned upon the assumption that our leases, our declaration of trust and by-laws, and all other legal documents to which we are or have been a party have been and will be complied with by all parties to these documents, upon the accuracy and completeness of the factual matters described in this Annual Report, and upon representations made by us. The opinion of Sullivan & Worcester LLP is based on the law as it exists today, but the law may change in the future, possibly with retroactive effect. Also, an opinion of counsel is not binding on the Internal Revenue Service or the courts, and the IRS or a court could take a position different from that expressed by counsel.

         Our qualification and taxation as a REIT will depend upon our ability to meet the various REIT qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we have operated and will continue to operate in a manner to satisfy the various REIT qualification tests, Sullivan & Worcester LLP has not reviewed and will not review our compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and distribute to our shareholders at least 95% of our "real estate investment trust taxable income," computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, we generally will not be subject to federal corporate income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

         o        We  will  be  taxed  at   regular   corporate   rates  on  any
                  undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

         o If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on items of tax preference.

         o If we have (1) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (2) other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, which is currently 35%.

         o If we have net income from prohibited transactions, including sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, this income will be subject to tax at a 100% rate.

         o If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, multiplied by a fraction intended to reflect our profitability.

         o If we fail to distribute for any calendar year at least the sum of (1) 85% of our REIT ordinary income for that year, (2) 95% of our REIT capital gain net income for that year, and (3) any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

         o If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of
                  (1) the
                  excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation or (2) the gain we recognize in the disposition.

         If we invest in properties in foreign countries, our profits from these investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then our taxable income will be distributed to our shareholders and we will not pay federal corporate income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. We will also not be able to pass through to our shareholders any foreign tax credits.

         If we fail to qualify for federal income taxation as a REIT in any taxable year, then we will be subject to federal taxes in the same manner as an ordinary corporation. Distributions to our shareholders in any year in which we fail to qualify as a REIT will not be deductible by us, nor will these distributions be required to be made. In that event, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will be taxable as ordinary dividend income, and subject to limitations in the Internal Revenue Code will be eligible for the dividends received deduction for corporations. We would also generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

REIT Qualification Requirements

         General Requirements. Section 856(a) of the Internal Revenue Code defines a REIT as a corporation, trust or association:

         (1)      that is managed by one or more trustees or directors;

         (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

         (3) that would be taxable, but for Sections 856 through 859 of the Internal Revenue Code, as an ordinary domestic corporation;

         (4) that is neither a financial institution nor an insurance company subject to special provisions of the Internal Revenue Code;

         (5) the beneficial ownership of which is held by 100 or more persons;

         (6) that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

         (7) that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that conditions (5) and (6) need not be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during the requisite periods for each of our taxable years ending on or before December 31, 1998, and that we will continue to satisfy those conditions. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust contains provisions restricting transfers of our shares and giving the trustees the power to redeem our shares. In addition, commencing with our 1998 taxable year, if we comply with applicable Treasury regulations for ascertaining the ownership of our outstanding shares and do not know, or exercising reasonable diligence would not have known, whether we failed condition (6), then we will be treated as satisfying condition (6). Also, our failure to comply with these applicable Treasury regulations for ascertaining ownership of our outstanding shares may result in a penalty to us of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these applicable Treasury regulations, and request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         The rule that an entity will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of its outstanding shares is owned directly or indirectly by five or fewer individuals is relaxed in the case of pension trusts owning shares in a REIT. Shares in a REIT held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if the REIT is a "pensionheld REIT," each pension trust owning more than 10% of the REIT's shares by value generally will be taxed on a portion of the dividends received from the REIT, based on the ratio of (1) the REIT's gross income for the year that would be unrelated trade or business income if the REIT were a qualified pension trust to (2) the REIT's total gross income for the year.

         Our Wholly-Owned Subsidiaries. Section 856(i) of the Internal Revenue Code provides that any corporation 100% of whose stock is held by the REIT is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction, and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries is either a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner pursuant to regulations under Section 7701 of the
Internal Revenue Code. Thus, in applying all the federal income tax REIT qualification requirements described in this summary, our direct and indirect wholly-owned subsidiaries are ignored, and all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         Our Investments through Partnerships. We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner are treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Income Tests. There have been three gross income requirements for qualification as a REIT under the Internal Revenue Code, but only the first two still apply in our current taxable years:

         o First, at least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of fiveyear or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

         o Second, at least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of (1) items of real property income that satisfy the 75% test described above, (2) dividends, (3) interest, (4) payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and (5) gain from the sale or disposition of stock, securities, or real property.

         o Third, for our 1997 and prior taxable years, less than 30% of our gross income must have been derived from (1) short-term gain from the sale or other disposition of stock or securities, including stock in other REITs or dispositions of interest rate swap or cap agreements, and (2) gain from prohibited transactions or other dispositions of real property held for less than four years, other than involuntary conversions and sales of foreclosure property.

For purposes of these three requirements, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property" under Section 856 of the Internal Revenue Code, several requirements must be met:

         o First, the amount of rent received generally must not be determined from the income or profits of any person, but may be based on receipts or sales.

         o Second, rents do not qualify if the REIT owns 10% or more of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, ownership directly or by attribution by an unaffiliated third party of more than 10% of our shares and more than 10% of the stock of one of our lessees would result in this lessee's rents not qualifying as rents from real property. Our declaration of trust provides that transfers or purported acquisitions, directly or by attribution, of shares that could result in our disqualification as a REIT under the Internal Revenue Code are null and void and permits the trustees to repurchase shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status under the Internal Revenue Code from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

         o Third, in order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a taxexempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, for our 1998 and later taxable years, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income of the property.

         o Fourth, if rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; but if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented.

Substantially all of our gross income has been and is expected to continue to be attributable to rental income. We believe that all or substantially all our rents have qualified and will continue to qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code, but if for some reason a significant amount of our rents do not so qualify, we may fail the 95% or 75% gross income tests.

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

         Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that any occasional disposition of real estate that we might make will not be subject to the 100% penalty tax, because we intend to: (1) own our real estate assets for investment with a view to long-term income production and capital appreciation,
(2) engage in the business of developing, owning and operating our existing real estate assets and acquiring, developing, owning and operating other real estate assets, and (3) make occasional dispositions of real estate assets consistent with our long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:
(1) our failure to meet the test was due to reasonable cause and not due to willful neglect, (2) we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return, and (3) any incorrect information on the schedule was not due to fraud with intent to evade tax. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply to us, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability. No similar relief provision is available if we failed the 30% gross income test for any taxable year in which that test was applicable.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy three percentage tests relating to the nature of our assets:

         o First, at least 75% of the value of our total assets must consist of (1) real estate assets, (2) cash and cash items,
                  (3) shares in other REITs, (4) government securities, and (5) stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

         o Second, not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

         o Third, of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one issuer's outstanding voting securities.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We have maintained and intend to continue to maintain records of the value of our assets to document our compliance with the above three asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of (1) 95% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, but computed without regard to the dividends paid deduction and net capital gain, and (2) 95% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as likekind exchanges.

These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. Dividends declared in October, November, or December and paid during the following January will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions between our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirement, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirement. Taking into account our distribution policies, including our dividend reinvestment plan, we believe that we have not made and expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

         In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.

         If we do not have enough cash or other liquid assets to meet the 95% distribution requirements, we may find it necessary to arrange for new debt or equity financing to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

         If we fail to distribute sufficient dividends for any year, we may be able to rectify this failure by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

Depreciation and Federal Income Tax Treatment of Leases

         For federal income tax purposes, including for purposes of computing our earnings and profits, we have generally elected to depreciate our real property on a straightline basis over 40 years and our personal property over 9 years. We will be entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements. As to approximately 9.8% of our leased facilities which constitute personal property, it is not entirely clear that we will be treated as the owner of this personal property.

         In the case of saleleaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property exceeds our purchase price for that property. Because of the lack of clear precedent, we cannot provide assurances as to whether or not the IRS might successfully assert the existence of prepaid rental income in our sale-leaseback transactions.

         Additionally, Section 467 of the Internal Revenue Code, which concerns leases with increasing rents, may apply to those of our leases which provide for rents that increase from one period to the next. Section 467 of the Internal Revenue Code provides that in the case of a socalled "disqualified leaseback agreement," rental income must be accrued at a constant rate. Where constant rent accrual is required, we could recognize rental income from a lease in excess of cash rents and, as a result, encounter difficulty in meeting the 95% distribution requirement. "Disqualified leaseback agreements" include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Because Section 467 of the Internal Revenue Code directs the Treasury to issue regulations providing that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts, and because regulations proposed to be effective for "disqualified leaseback agreements" entered into after June 3, 1996 adopt this rule, the additional rent provisions in our leases that are based on a fixed percentage of lessee receipts generally should not cause the leases to be "disqualified leaseback agreements." In addition, the legislative history of
Section 467 of the Internal Revenue Code indicates that the Treasury should issue regulations under which leases providing for fluctuations in rents by no more than a reasonable percentage from the average rent payable over the term of the lease will be deemed not motivated by tax avoidance, and the proposed regulations permit a 10% fluctuation.

Taxation of U.S. Shareholders

         As long as we qualify as a REIT for federal income tax purposes, a distribution by us to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as longterm capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate U.S. shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Tax Code. In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case,

         (1) we will be taxed at regular corporate capital gains tax rates on retained amounts,

         (2) each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend,

         (3) each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay,

         (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay, and

         (5)      both  we  and  our  corporate  U.S.   shareholders  will  make
                  commensurate   adjustments  in  our  respective  earnings  and
                  profits for federal income tax purposes.

If we elect to retain our net capital gain in this fashion, we will notify U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year. Because we are a REIT, neither our ordinary income dividends nor our capital gain dividends will qualify for any dividends received deduction for our corporate U.S. shareholders.

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property at the time of disposition. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of our shares will on a percentage basis equal the ratio of (1) the amount of the total dividends paid or made available for the year to the holders of that class of shares, to (2) the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportional among all classes of our shares.

         Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the U.S. shareholder's adjusted basis in our shares, but will reduce the U.S. shareholder's basis in our shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

         Dividends that we declare in October, November or December of a taxable year to shareholders of record on a date in those months will be deemed to have been received by shareholders on December 31 of that taxable year, provided we actually pay these dividends during the following January. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations would require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

         The sale or exchange of our shares will result in recognition of gain or loss to a U.S. shareholder in an amount equal to the difference between the amount realized and the U.S. shareholder's adjusted basis in the shares sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the U.S. shareholder's holding period in the shares exceeds one year. Long-term capital gains will generally be taxed to noncorporate U.S. shareholders at a maximum rate of 20%. In addition, any loss upon a sale or exchange of our shares by a U.S. shareholder who has held our shares for six months or less will generally be treated as a longterm capital loss to the extent of our distributions required to be treated by the U.S. shareholder as longterm capital gain. The relevant six-month holding period is determined after applying the holding period rules under Section 857 of the Internal Revenue Code.

         U.S. shareholders other than corporations who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions and, if an appropriate election is made by the U.S. shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the U.S. shareholder's basis will not enter into the computation of net investment income. Under Section 469 of the Internal Revenue Code, U.S. shareholders, except for corporations that are other than closely held C corporations or personal service corporations, generally will not be entitled to deduct losses from socalled passive activities except to the extent of their income from passive activities. For purposes of these rules, distributions received by a U.S. shareholder from us will not be treated as income from a passive activity and thus will not be available to offset a U.S. shareholder's passive activity losses.

Taxation of Tax-Exempt U.S. Shareholders

         In Revenue Ruling 66106, the IRS ruled that amounts distributed by a REIT to a taxexempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66106, our distributions made to U.S. shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying taxexempt entities should not constitute unrelated business taxable income, unless the U.S. shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code, or our shares are otherwise used in an unrelated trade or business conducted by the U.S.
shareholder.

         Special rules apply to tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a "pension-held REIT" at any time during a taxable year. The pension trust may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of

         (1) the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

         (2) the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if (a) the REIT is "predominantly held" by tax-exempt pension trusts, and (b) the REIT would otherwise fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries. A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the restrictions in our declaration of trust regarding the ownership concentration of our shares, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Taxation of Non-U.S. Shareholders

         The rules governing the federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a nonU.S. shareholder, you should consult with your own tax advisor to determine the impact of federal, state, local, and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

         In general, a nonU.S. shareholder will be subject to regular federal income tax in the same manner as our U.S. shareholders with respect to its investment in our shares if that investment is effectively connected with the nonU.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate nonU.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Tax Code, which is payable in addition to regular federal corporate income tax. The balance of this discussion on the federal income taxation of non-U.S. shareholders addresses only those nonU.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange by us of a United States real property interest and that is not designated by us as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of our taxable year, withholding at the rate of 30% or applicable lower treaty rate will be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of our shares, as discussed below. A non-U.S. shareholder may seek a refund of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits, provided that the required information is furnished to the IRS.

         For any year in which we qualify as a REIT, our distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a nonU.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a nonU.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder would be required to file a United States federal income tax return reporting these amounts, even if applicable withholding were imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Tax Code in respect of these amounts. We will be required to withhold from distributions to nonU.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated by us as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of our shares will on a percentage basis equal the ratio of (1) the amount of the total dividends paid or made available for the year to the holders of that class of shares, to (2) the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a nonU.S. shareholder exceeds the shareholder's federal income tax liability with respect to the distribution, the nonU.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 1999, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we receive certification from the shareholder of its non-U.S. shareholder status. The new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

         If our shares are not "United States real property interests" within the meaning of Section 897 of the Tax Code, a non-U.S. shareholder's gain on sale of our shares generally will not be subject to federal income taxation, except that a nonresident alien individual who was present in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus that a non-U.S. shareholder's gain on sale of our shares will not be subject to federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a nonU.S. shareholder's gain on sale of our shares will not be subject to federal income taxation as a sale of a United States real property interest, if (1) our shares are "regularly traded," as defined by applicable Treasury regulations, on an established securities market such as the New York Stock Exchange, and (2) the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of our shares. If the gain on the sale of our shares were subject to federal income taxation, the nonU.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain, would be required to file a United States federal income tax return reporting that gain, and in the case of corporate non-U.S. shareholders might owe branch profits tax under
Section 884 of the Tax Code. In any event, a purchaser of our shares from a nonU.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, the purchaser of our shares may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting Requirements

         We will report to our U.S. shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless the U.S. shareholder (1) is a corporation or comes within other exempt categories and when required demonstrates that fact or (2) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding rules and otherwise complies with applicable requirements of the backup withholding rules. A U.S. shareholder who does not provide us with his correct taxpayer identification number may be subject to penalties imposed by the IRS. In addition, we may be required to withhold a portion of capital gain distributions to any U.S. shareholder who fails to certify his non-foreign status to us.

           We will report to our non-U.S. shareholders and to the IRS the amount of dividends paid during each calendar year and the amount of tax withheld, if any. These information reporting requirements apply regardless of whether withholding was reduced or eliminated by an applicable tax treaty. As discussed above, withholding rates of 30% and 35% may apply to distributions to non-U.S. shareholders, and new Treasury regulations will when effective alter the information reporting and withholding rules applicable to nonU.S. shareholders.

         The payment of the proceeds from the disposition of our shares to or through the United States office of a broker will generally be subject to information reporting and backup withholding at a rate of 31% unless under penalties of perjury you certify your status as a nonU.S. shareholder or otherwise establish an exemption. The payment of the proceeds from the disposition of our shares to or through a nonUnited States office of a broker generally will not be subject to backup withholding and information reporting.

         Any amounts required to be withheld from payments to you will be collected by us or other applicable withholding agents for remittance to the IRS. Amounts withheld are generally not an additional tax and may be refunded or credited against your federal income tax liability, provided that you furnish the required information to the IRS. In addition, the absence or existence of applicable withholding does not necessarily excuse you from filing applicable United States federal income tax returns.

Other Tax Considerations

         You should recognize that our and our shareholders' present federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts occur frequently. No prediction can be made as to the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting us or our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax treatment may not conform to the federal income tax consequences discussed above.

         We thus urge you to consult your own tax advisor regarding the specific federal, state, local, foreign and other tax consequences to you of the acquisition, ownership, and disposition of our shares.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS


General Fiduciary Obligations

         Fiduciaries of a pension, profitsharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974 ("ERISA") must consider the following:

         o        whether  their   investment   in  our  shares   satisfies  the
                  diversification requirements of ERISA;

         o whether the investment is prudent in light of possible limitations on the marketability of our shares;

         o whether they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

         o whether the investment is otherwise consistent with their fiduciary responsibilities.

         Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any Individual Retirement Account, "Keogh" Plan or other qualified retirement plan not subject to Title I of ERISA should consider that an IRA or such a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other nonERISA plan should also consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA plan, an IRA, or certain types of nonERISA plans such as Keogh plans ("Non-ERISA Plans") and persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan, IRA, or other NonERISA Plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA Plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan or IRA. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA is maintained or his beneficiary, the IRA may lose its taxexempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is a prohibited transaction.

Special Fiduciary and Prohibited Transactions Considerations

         The Department of Labor, which has administrative responsibility over ERISA plans as well as over IRAs and other NonERISA Plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or NonERISA Plan or IRA acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan's or NonERISA Plan's or IRA's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         Each class of our shares--that is, our common shares and any class of preferred shares that may be outstanding--must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our shares has been registered under the Securities Exchange Act of 1934.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. Our common shares have been widely held and we expect our common shares to continue to be widely held. We expect the same to be true of any class of preferred stock that we issue, but we can give no assurance in that regard.

         The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

         o any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

         o any requirement that advance notice of a transfer or assignment be given to us and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

         o any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

         o any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

         We believe that the restrictions imposed under the declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that at present there exist no other facts or circumstances limiting the transferability of our common or preferred shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

         Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of our shares, we have received an opinion of counsel that such shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be "plan assets" of any ERISA plan, IRA or NonERISA Plan that invests in our shares.

         If our assets are deemed to be plan assets under ERISA, then

         o the prudence standards and other provisions of Part 4 of Title I of ERISA would be applicable to investments made by us;

         o the person or persons having investment discretion over the assets of ERISA plans which invest in us would be liable under
                  Part 4 of Title I of ERISA for investments made by us which do not conform to the ERISA standards, unless the investment decision was made by an advisor that has registered as an investment adviser under the Investment Advisers Act of 1940 and other applicable conditions are satisfied, in which case the registered advisor would potentially have such liability;

         o transactions that we might enter into in the ordinary course of its business and operation might constitute "prohibited transactions" under ERISA and the Internal Revenue Code.

Item 3.  Legal Proceedings

         Although in the ordinary course of business we may become involved in legal proceedings, we are not aware of any material pending legal proceeding affecting us or any of our hotels for which we might become liable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Our Common Equity and Related Shareholder Matters.

         Our Common  Shares are traded on the New York Stock  Exchange  (symbol:
HPT). The following table sets forth for the periods indicated the high and low closing sale prices for our Common Shares as reported in the New York Stock Exchange Composite Transactions reports.

    1997                                High                       Low
    ----                                ----                       ---

First Quarter                        $   33                   $   28 3/8
Second Quarter                           32 1/8                   29 3/8
Third Quarter                            35 15/16                 30 7/16
Fourth Quarter                           38 5/16                  33 1/16

    1998                                High                       Low
    ----                                ----                       ---

First Quarter                        $   36 3/4               $   32 1/16
Second Quarter                           35 5/8                   29 7/8
Third Quarter                            34 9/16                  24 13/16
Fourth Quarter                           29 5/16                  23 15/16

         The closing price of the Common Shares on the New York Stock Exchange on March 25, 1999, was $26.375 per Share.

         As of March 24, 1999, there were approximately 1,000 shareholders of record, and we estimate that as of such date there was in excess of 65,000 beneficial owners of the Common Shares.

         Information about distributions paid is summarized in the table below. Distributions are generally paid in the quarter following the quarter to which they relate.

                                    Distribution                 Annualized
                                     Per Share               Distribution Rate
                                     ---------               -----------------
     1997
     ----
First Quarter                          $0.59                       $2.36
Second Quarter                          0.61                        2.44
Third Quarter                           0.62                        2.48
Fourth Quarter                          0.63                        2.52

     1998
     ----
First Quarter                          $0.64                       $2.56
Second Quarter                          0.65                        2.60
Third Quarter                           0.66                        2.64
Fourth Quarter                          0.67                        2.68

     All distributions declared have been paid. We intend to continue to declare and pay future distributions on a quarterly basis.

     In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually will be at least 95% of our taxable income. All distributions will be made by us at the discretion of the Board of Trustees and will depend on our earnings, cash available for distribution, financial condition and such other factors as the Board of Trustees deems relevant. We intend to distribute substantially all of our "real estate investment trust taxable income" to our shareholders.

Item 6.  Selected Financial Data

     The following table sets forth selected financial and operating data from inception through December 31, 1998.

                                                                                               February 7, 1995
                                                 Year Ended       Year Ended     Year Ended     (Inception) to
                                                December 31,     December 31,   December 31,     December 31,
                                                   1998             1997           1996               1995
                                               ----------------------------------------------------------------
                                                         (In thousands, except per Share data)
Operating Data:
    Revenues:
       Rental income ........................   $  157,223       $   98,561     $   69,514       $   19,531
       FF&E reserve income ..................       16,108           14,643         12,169            4,037
       Interest income ......................        1,630              928            946               74
                                                ----------       ----------     ----------       ----------
           Total revenues ...................      174,961          114,132         82,629           23,642

    Expenses:
       Interest .............................       21,751           15,534          5,646            5,063
       Depreciation and amortization ........       54,757           31,949         20,398            5,820
       Terminated Acquisition Costs .........         --                713           --               --
       General and administrative ...........       10,471            6,783          4,921            1,410
                                                ----------       ----------     ----------       ----------
           Total expenses ...................       86,979           54,979         30,965           12,293
                                                ----------       ----------     ----------       ----------
       Income before extraordinary item .....       87,982           59,153         51,664           11,349
       Extraordinary loss from extinguishment
          of debt ...........................        6,641             --             --               --
                                                ----------       ----------     ----------       ----------
    Net income ..............................   $   81,341       $   59,153     $   51,664       $   11,349
                                                ==========       ==========     ==========       ==========
Per Share Data:
    Income before extraordinary item
       Per Share ............................   $     2.08       $     2.15     $     2.23       $     2.51
    Net income per Share ....................   $     1.92       $     2.15     $     2.23       $     2.51
    Weighted average Shares outstanding .....       42,317           27,530         23,170            4,515

Balance Sheet Data (as of December 31):
    Real estate properties, net .............   $1,774,811       $1,207,868     $  816,469       $  326,752
    Total assets ............................    1,837,638        1,313,256        871,603          338,947
    Total debt, net of discount .............      414,753          125,000        125,000             --
    Shareholders' equity ....................    1,173,857        1,007,893        645,208          297,951


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

Results of Operations

Year Ended December 31, 1998 versus Year Ended December 31, 1997

         Total revenues in 1998 were $175.0 million versus 1997 revenues of $114.1 million. Total revenues were comprised principally of base and percentage rent of $157.2 million and FF&E reserve income of $16.1 million in 1998 versus $98.6 million and $14.6 million, respectively, in the 1997 period. During 1998 we received percentage rent of $3.4 million versus $2.5 million in 1997. The 60.1% increase in base rent revenue reflects the full year impact of 37 hotels acquired in 1997 and the partial impact of 51 hotels acquired during 1998. The increases in percentage rent revenue of 35.9% and FF&E reserve income of 10.0% result from the impact of additional hotels owned as well as increased gross hotel revenues at our hotels.

         Total expenses in 1998 were $87.0 million versus $55.0 million in 1997. The 58.2% increase is the result of increases in depreciation and amortization, interest, and general and administrative expenses of $22.8 million (71.4%), $6.2 million (40.0%) and $3.7 million (54.4%), respectively. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since January 1, 1997. Interest expense in 1998 increased primarily as a result of an increase in the average daily balance of indebtedness outstanding. This increase in average daily balance was due to three separate issuances of senior debt in February ($150 million at 7%), November ($115 million at 8.25%) and December ($150 million at 8.5%) and borrowings under our revolving credit facility.

         Net income in 1998 was $81.3 million ($1.92 share) versus $59.2 million ($2.15 per share) in 1997. The increase in net income is primarily a result of an increase in revenue from new investments offset by the 1998 extraordinary loss of $6.6 million recognized from the early extinguishment of debt.

         Funds from operations ("FFO," defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into FF&E Reserve escrows which are not included in revenue) and cash available for distribution ("CAD," defined as FFO less FF&E Reserve plus amortization of deferred financing costs and other non-cash charges) related to 1998 were $152.8 million ($3.61 per share) and $130.3 million ($3.08 per share), respectively. FFO and CAD were $95.7 million ($3.48 per share) and $79.3 million ($2.88 per share), respectively, in 1997. Growth in FFO and CAD is primarily related to the effects of acquisitions in 1997 and 1998.

         Cash flow provided by (used for) operating, investing and financing activities was $134.4 million, ($557.9 million) and $366.3 million, respectively, for the year ended December 31, 1998. Cash flow from operations in 1998 increased 65.5% from $81.2 million in 1997 primarily due to the impact of new investments in 1997 and 1998. Cash used in investing activities and provided by financing activities increased in 1998 over 1997 levels primarily because of investments in 51 hotels in 1998 versus 37 hotels in 1997.

         Our total assets increased to $1,838 million as of December 31, 1998 from $1,313 million as of December 31, 1997. The increase resulted primarily from hotel acquisitions completed in 1998.

Year Ended December 31, 1997 versus Year Ended December 31, 1996

         Total revenues in 1997 were $114.1 million versus 1996 revenues of $82.6 million. Total revenues were comprised principally of base and percentage rent of $98.6 million and FF&E reserve income of $14.6 million in 1997 versus $69.5 million and $12.2 million, respectively, in the 1996 period. Our results are reflective of the full year impact of 45 hotels acquired in 1996 and the partial year impact of 37 hotels acquired during 1997. During 1997 we received percentage rent of $2.5 million versus $1.1 million in 1996, a 127.3% increase, as a result of increases in gross hotel revenues at our hotels. FF&E reserve income increased by 20.3% as a result of additional hotels owned and increased gross hotel revenues at our hotels.

         Total expenses in 1997 were $55.0 million (including interest expense and depreciation and amortization of real estate assets of $15.5 and $31.9 million, respectively) versus 1996 expenses of $31.0 million (including interest expense and depreciation and amortization of $5.6 million and $20.4 million, respectively). Certain of the hotels purchased in 1997 were initially financed with proceeds from our secured line of credit which was ultimately repaid with the proceeds of our 12,000,000 Common Share offering in December 1997. Line of credit borrowings, plus the prepayable mortgage notes issued by our subsidiaries, gave rise to interest expense of $15.5 million in 1997 versus $5.6 million in 1996 when amounts outstanding under our line of credit were smaller, were outstanding for shorter periods and during which our mortgage notes were not outstanding for the entire period. The substantial increase in the number of hotels owned by us also proportionately increased our general expense levels, including depreciation and general and administrative expenses. We incurred $713,000 of costs in 1997 in connection with a terminated acquisition effort.

         Net income in 1997 was $59.2 million versus $51.7 million in 1996. Growth in net income is primarily related to the effects of acquisitions in 1996 and 1997.

         FFO and CAD related to 1997 were $95.7 million ($3.48 per share) and $79.3 million ($2.88 per share), respectively, versus FFO and CAD of $74.0 million ($3.20 per share) and $60.8 million ($2.62 per share), respectively, in 1996. Growth in FFO and CAD is primarily the result of acquisitions in 1996 and 1997.

         Cash flow provided by (used for) operating, investing and financing activities was $81.2 million, ($347.3 million) and $309.7 million, respectively, for the year ended December 31, 1997. Cash flow from operations in 1997 increased 31.6% from $61.7 million in 1996 primarily due to the impact of new investments in 1996 and 1997. Cash used in investing activities and provided by financing activities decreased in 1997 from 1996 levels primarily because of investments in 37 hotels in 1997 versus 45 hotels in 1996.

         Our assets increased to $1,313 million as of December 31, 1997 from $872 million as of December 31, 1996. The increase resulted primarily from hotel acquisitions completed in 1997.

Liquidity and Capital Resources

         Our primary source of cash to fund distributions, interest and day to day operations is the base and percentage rent we receive. Base rent is paid monthly in advance and percentage rent is paid either monthly or quarterly in arrears. This flow of funds from rent has historically been sufficient for us to pay distributions, interest and meet day to day operating expenses. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments.

         In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we have entered into a revolving credit facility agreement with a group of commercial banks. The credit facility is for up to $300 million, all of which was available at December 31, 1998. Drawings under the credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The credit facility matures in March 2002. Interest on borrowings under the credit facility are payable until maturity at a spread above LIBOR.

         At the end of 1997, certain of our properties were encumbered by $125 million of mortgage debt ("Secured Notes") and our revolving credit facility was secured by mortgages on other properties. In February 1998, we prepaid all of our secured obligations and now have no secured debt outstanding.

         In February 1998 we issued $150 million of 7.0% senior unsecured notes due 2008. Net proceeds to us of approximately $148 million were used for general business purposes and, on March 2, 1998 to repay the Secured Notes in full.

         During February and April 1998, we sold 3.9 million Common Shares in offerings to five unit investment trusts sponsored by certain investment banks. These offerings raised a total of $135 million of gross proceeds ($128 million net after underwriters' discounts). The proceeds were used for the acquisition of additional hotels and for general business purposes. During November 1998, we sold 2.75 million Common Shares, raising $73 million of gross proceeds ($70 million net after underwriters' discount). The proceeds were used to repay a portion of our credit facility and for general business purposes.

         During November and December 1998, we issued $115 million of unsecured 8 1/4% Monthly Income Senior Notes due 2005 and $150 million of unsecured 8 1/2% Monthly Income Senior Notes due 2009. The $405 million aggregate net proceeds from these offerings were used to repay a portion of our credit facility, for the acquisition of additional hotels and for general business purposes.

         We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and/or net proceeds of offerings of equity or debt securities to fund future hotel acquisitions. To the extent we borrow on the credit facility, we will explore various alternatives in both the timing and method of repayment of such amounts. Such alternatives may include incurring long term debt. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission (the "SEC"). An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC. We have $1.4 billion available on our shelf registration statement as of December 31, 1998.

         At December 31, 1998 we had total commitments to purchase properties for $151 million, declared but unpaid dividends of $30.5 million, cash and cash equivalents of $24.6 million and the ability to draw up to the full amount ($300 million) under our credit facility.

         Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing in the future, including debt or equity securities offerings, with which to finance future acquisitions.

Recent Developments

         Since December 31, 1998, we have acquired nine of the 16 hotels we were committed to purchase for $76.3 million. We expect to acquire the remaining seven throughout 1999, subject to the satisfaction of certain conditions by the sellers of such properties. In February 1999 we agreed to and purchased 18 hotels from Homestead Village Incorporated for $145 million.

Property Leases

         As of March 31, 1999 we own or are committed to own 204 hotels which are grouped into eleven combinations and leased to separate affiliates of publicly owned hotel companies including Marriott, Host Marriott Corporation ("Host"), Crestline Capital Corporation ("Crestline"), Patriot American Hospitality Corp. and Wyndham International, Inc. (collectively "Wyndham"), Homestead Village ("Homestead"), Candlewood Hotel Company ("Candlewood") and ShoLodge, Inc. ("ShoLodge"). The tables on the following pages summarize the key terms of our leases and the operating results of our tenants.

===================================================================================================================================
Lease Pool              Courtyard by        Residence Inn by         Residence             Residence         Marriott(R)/Residence
                          Marriott(R)          Marriott(R)       Inn(R)/Courtyard by   Inn(R)/Courtyard by    Inn(R)/Courtyard(R)/
                                                                     Marriott(R)          Marriott(R)         TownePlace Suite(R)
-----------------------------------------------------------------------------------------------------------------------------------
Number of Hotels             53                    18                    14                    9                      17

Number of Rooms             7,610                2,178                 1,819                 1,336                   2,665

Number of States             24                    14                    7                     8                       7

Tenant               Subsidiary of Host    Subsidiary of Host      Subsidiary of         Subsidiary of           Subsidiary of
                        subleased to          subleased to            Marriott             Marriott                Marriott
                        subsidiary of        subsidiary of
                          Crestline            Crestline

Manager                 Subsidiary of        Subsidiary of         Subsidiary of         Subsidiary of           Subsidiary of
                          Marriott              Marriott              Marriott             Marriott                Marriott

Investment at
December 31, 1998
(000's)                   $506,464              $172,905              $148,812             $129,377              $201,643 (1)

Security Deposits
(000's)                    $50,540              $17,220               $14,881               $12,938                $21,322

End of Initial
Lease Term                  2012                  2010                  2014                 2012                   2013

Renewal Options (2)  3 for 12 years each    1 for 10 years,       1 for 12 years,     2 for 10 years each     2 for 10 years each
                                          2 for 15 years each      1 for 10 years

Current Annual
Minimum Rent               $50,646              $17,290               $14,881               $12,938                $21,322
(000's)

Percentage Rent (3)         5.0%                  7.5%                  7.0%                 7.0%                    7.0%

1998: Occupancy             80.5%                 84.0%                 79.7%              70.7% (4)
      ADR                  $90.71                $102.2                $84.37             $96.74 (4)                 (5)
      RevPAR               $73.02                $85.85                $67.24             $68.40 (4)

1997: Occupancy             81.1%                 83.3%                 71.6%
      ADR                  $84.29                $99.96                $81.70                 (6)                    (5)
      RevPAR               $68.36                $83.27                $58.50
===================================================================================================================================

(1)  Amount includes $77.0 million  invested as of December 31, 1998,  $27.8 million in 1999 through March 1, 1999 and $96.8 million in commitments expected to be funded later in 1999.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides  for payment of a percentage  of increases in total hotel sales over base year levels to us as  additional rent.

(4)  Data includes six hotels that were open for less than one full year as of December 31, 1998.

(5)  On December 29, 1998 we purchased four of the 17 hotels under this lease. The remaining  properties are expected to be acquired throughout  1999.  Accordingly  the  operational  results  for the hotels  owned as of December  31, 1998 are not a  meaningful presentation of the tenant operating performance under this lease pool.

(6)  Because these properties have operating histories of less than one year on average, a display of comparative  operating results is not meaningful.

                                                                 27

=====================================================================================================================
Lease Pool               Wyndham(R)    Summerfield        Sumner       Candlewood      Candlewood      Homestead
                                         Suites(R)       Suites(R)       Suites(R)      Suites(R)       Village(R)
---------------------------------------------------------------------------------------------------------------------
Number of Hotels            12              15              14             17              17              18

Number of Rooms           2,321           1,822           1,641           1,839          2,053           2,399

Number of States            8               8               8              13              13              5

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Patriot         Patriot         ShoLodge      Candlewood      Candlewood      Homestead

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Investment at
December 31, 1998
(000's)                  $182,570        $240,000        $140,000     $118,500 (1)    $142,400 (2)    $145,000 (3)

Security Deposits
(000's)                  $18,325         $15,000         $14,000         $12,081        $14,253         $15,960

End of Initial
Lease Term                 2012            2015            2008           2011            2011            2015

Renewal Options (4)      4 for 12        4 for 12        5 for 10       3 for 15        3 for 15        2 for 15
                        years each      years each      years each     years each      years each      years each

Current Annual
Minimum Rent (000's)
                         $18,325         $25,000         $14,000         $12,081        $14,253         $15,960

Percentage Rent (5)        8.0%            7.5%            8.0%           10.0%          10.0%           10.0%

1998: Occupancy (6)       73.4%           80.6%           60.1%         71.1% (7)                       73.8% (9)
      ADR (6)            $97.14         $120.50          $77.72        $54.07 (7)         (8)          $45.49 (9)
      RevPAR (6)         $71.30          $97.12          $46.71        $38.44 (7)                      $33.57 (9)

1997: Occupancy (6)       76.1%           81.1%           59.3%
      ADR (6)            $90.77         $117.23          $71.61           (8)             (8)             (9)
      RevPAR (6)         $69.08          $95.07          $42.46
=====================================================================================================================

(1)  Amount includes $100.0 million invested as of December 31, 1998 and $18.5 million in commitments funded during 1999.

(2)  Amount includes $134.3 million invested as of December 31, 1998 and $8.1 million in commitments funded during 1999.

(3)  We did not commit to purchase these hotels until February 1999.

(4)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(5)  Each lease  provides  for payment of a percentage  of increases in total hotel sales over base year levels to us as  additional rent.

(6)  Includes information for periods prior to the acquisition of certain properties by us.

(7)  Data includes three hotels that were open for less than one full year as of December 31, 1998.

(8)  Because these properties have operating histories of less than one year on average, a display of comparative  operating results is not meaningful.

(9)  We acquired these hotels in February 1999.  Data includes four hotels that were open for less than one full year as of December
     31, 1998 and four others which opened late in December  1998.  Seven of the  remaining  eight hotels  opened  during 1997. As a result, a display of comparative operating results is not meaningful.

Seasonality

         Our hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels will be sufficient for the lessees to pay rents on a regular basis notwithstanding seasonal fluctuations.

Year 2000

         Our in-house computer systems environment is limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor. All of our computer systems (which are limited to financial reporting and accounting systems) were installed within the last two years and we believe such systems are Year 2000 compliant. All costs associated with our computer systems are borne by our investment advisor.

       Our business is heavily dependent upon the efforts of our third party tenants and their affiliates which operate all of our hotels. Our leases and other contractual relationships require these operators to conduct the daily operations of our hotels and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. As such, our activities related to year 2000 issues that might effect the systems used by our operators (which include reservations, financial, accounting, personnel, payroll, payables and other systems) have been limited to inquiry and evaluation of our operators' preparedness and contingency plans. Each operator as of December 31, 1998 (including Marriott, Host, Patriot, Candlewood and ShoLodge) has responded to our inquiries related to the year 2000. Based on operator responses to these inquiries, we believe that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providors to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe the efforts of our tenants and their contingency plans described in their responses will be or are adequate to address year 2000 concerns, there can be no guarantee that the systems of other companies on which we rely will be year 2000 compliant on a timely basis and will not have a material effect on us. Our costs related to the year 2000 issues are expected to be zero.

         If the efforts of our vendors and tenants to prepare for the year 2000 were ineffective, our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses by its tenants at their operating properties. Continued or severe operating losses may cause one or more of our tenants to ultimately default on their leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations and meet our financial operating and capital obligations.

Inflation

         We believe that inflation should not have a material adverse effect us. Although increases in the rate of inflation may tend to increase interest rates which we may be required to pay for borrowed funds, we have a policy of obtaining interest rate caps in appropriate circumstances to protect us from interest rate increases. In addition, our leases provide for the payment of percentage rent to us based on increases in total sales, and such rent should increase with inflation.

Certain Considerations

         The discussion and analysis of our financial condition and results of operations requires us to make certain estimates and assumptions and contains certain statements of our beliefs, intent or expectation concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets, the ability to make distributions, our tax status as a "real estate investment trust," the ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes to federal, state and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable and prudent at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with interest rate changes. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1997. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage such exposure in the near future. At December 31, 1998, our total outstanding debt consisted of three issues of fixed rate, senior unsecured notes:

   Principal Balance        Coupon        Maturity      Interest Payments Due
   -----------------        ------        --------      ---------------------
      $115 million           81/4%          2005            Monthly
      $150 million            7%            2008            Semi-Annually
      $150 million           81/2%          2009            Monthly

         No principal repayments are due under these notes until maturity. Hypothetically, if at maturity these notes were refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $2 million. Based on the balances outstanding as of December 31, 1998 a hypothetical immediate 1/2 percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $13 million. At December 31, 1997, we had no fixed rate debt.

         Each of our fixed rate debt arrangements allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases were are allowed to make prepayments only at a premium to face value. In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.

         Our line of credit bears interest at floating rates and has a maturity in 2002. As December 31, 1998, there were no outstanding borrowings and $300 million was available for drawing under our line of credit. Our line of credit is available to finance our acquisition commitments. As of December 31, 1998, our acquisition commitments required approximately $103 million (excluding closing costs) of cash. Assuming these commitments were funded with borrowings under our line of credit, and assuming interest rates increased 1/2 percentage point, our annualized interest cost would increase by approximately $500,000. Repayments under the line of credit may be made at any time without penalty.

Item 8. Financial Statements and Supplementary Data

       Our financial statements and financial statement schedule begin on Page F-1 (see index in Item 14(a)). The financial statements for HMH HPT Courtyard, LLC, a significant lessee as of December 31, 1998 and January 2, 1998 and for the three fiscal years ended December 31, 1998, begin on Page F-14.

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

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K.

(a) Index to Financial Statements and Financial Statement Schedules

         The  following   consolidated  financial  statements  and  schedule  of
Hospitality Properties Trust are included herein on the pages indicated:

    Report of Independent Public Accountants.......................................... F-1

    Consolidated Balance Sheet as of December 31, 1998 and 1997....................... F-2

    Consolidated Statement of Income for the years ended December 31, 1998,
    1997 and 1996..................................................................... F-3

    Consolidated Statement of Shareholders' Equity for the years ended
    December 31, 1998, 1997 and 1996.................................................. F-4

    Consolidated Statement of Cash Flows for the years ended December 31, 1998,
    1997 and 1996..................................................................... F-5

    Notes to Consolidated Financial Statements........................................ F-6

    Report of Independent Public Accountants on Schedule III.......................... F-11

    Schedule III - Real Estate and Accumulated Depreciation........................... F-12

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         The following financial statements HMH HPT Courtyard, LLC a significant lessee of Company assets are included herein on the pages indicated.
                                                                                       Page
    Report of Independent Public Accountants..........................................  F-14

    Balance Sheets as of December 31, 1998 and January 2, 1998........................  F-15

    Statements of Operations for the fiscal years ended December 31, 1998,
    January 2, 1998, and January 3, 1997..............................................  F-16

    Statements of Shareholder's Equity for the fiscal years ended December 31, 1998,
    January 2, 1998, and January 3, 1997..............................................  F-17

    Statements of Cash Flows for the fiscal years ended December 31, 1998,
    January 2, 1998 and January 3, 1997...............................................  F-18

    Notes to Financial Statements.....................................................  F-19

(b)      Reports on Form 8-K

         During the fourth quarter of 1998, the Company filed the following Current Reports on Form 8-K:

         (i)      Current  Report on Form 8-K dated October 29, 1998 relating to
                  (a) a statement of income, funds from operations and cash available for distribution, (b) unaudited consolidated pro forma financial statements and other data, and (c) a computation of pro forma ratio of earnings to fixed charges (Items 5 and 7).

         (ii)     Current  Report on Form 8-K dated November 6, 1998 relating to
                  (a) unaudited consolidated pro forma financial statements and other data, (b) an underwriting agreement dated as of November 6, 1998 by and among the Company and the several underwriters named therein pertaining to $100,000,000 in aggregate principal amount of 81/4% Monthly Income Senior Notes due 2005, (c) a form of Supplemental Indenture No. 2 dated as of November 12, 1998 by and between the Company and State Street Bank and Trust Company pertaining to $100,000,000 in aggregate principal amount of 81/4% Monthly Income Senior Notes due 2005, (d) an opinion of Sullivan & Worcester LLP relating to tax matters, (e) a computation of pro forma ratio of earnings to fixed charges, (f) a consent of Sullivan & Worcester LLP ,
                  (g) a consent of Arthur Andersen LLP, and (h) a consent of Ernst & Young LLP (Item 7).

         (iii) Current Report on Form 8-K dated November 11, 1998, filing as exhibits (a) an underwriting agreement between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated November 11, 1998, (b) the Company's Bylaws, as amended May 19, 1998, (c) an opinion of Sullivan & Worcester LLP, (d) a consent of Arthur Anderson LLP, and (e) a consent of Ernst & Young LLP (Item 7).

         (iv)     Current  Report on Form 8-K dated December 4, 1998 relating to
                  (a) unaudited consolidated pro forma financial statements and other data, (b) computation of ratio of earnings to fixed charges, and (c) a consent of Arthur Andersen LLP (Item 7).

         (v)      Current Report on Form 8-K dated December 11, 1998 relating to
                  (a) unaudited consolidated pro forma financial statements and other data, (b) an underwriting agreement dated as of December 11, 1998 by and among the Company and the several underwriters named therein pertaining to $150,000,000 in aggregate principal amount of 81/2% Monthly Income Senior Notes due 2009, (c) a form of Supplemental Indenture No. 3 dated as of December 16, 1998 by and between the Company and State Street Bank and Trust Company pertaining to $150,000,000 in aggregate principal amount of 81/2% Monthly Income Senior Notes due 2009, (d) an opinion of Sullivan & Worcester LLP relating to certain tax matters, (e) a computation of pro forma ratio of earnings to fixed charges, (f) a consent of Sullivan & Worcester LLP, (g) a consent of Arthur Andersen LLP, and (h) a consent of Ernst & Young LLP (Item 7).

(c)      Exhibits

         3.1 Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (Filed herewith)

         3.2 Articles Supplementary dated June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         3.3 Bylaws of the Company, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 11, 1998)

         4.1 Form of Common Share Certificate. (Incorporated by reference to the Company's Registration Statement on Form S11 (File No. 3392330))

         4.2      Rights  Agreement,  dated  as of May  20,  1997,  between  the
                  Company and State Street Bank and Trust Company, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8K dated May 20, 1997)

         4.3 Indenture dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.4 Supplemental Indenture No. 1 dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company's 7.00% Senior Notes due 2008, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         4.5 Supplemental Indenture No. 2 dated as of November 12, 1998 by and between the Company and State Street Bank and Trust Company, relating to the Company's 81/4% Monthly Income Senior Notes due 2005, including form thereof. (Filed herewith)

         4.6 Supplemental Indenture No. 3 dated as of December 16, 1998 by and between the Company and State Street Bank and Trust Company, relating to the Company's 81/2% Monthly Income Senior Notes due 2009, including form thereof. (Filed herewith)

         8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith)

         10.1 Advisory Agreement by and between HRPT Advisors, Inc. and the Company (+). (Incorporated by reference to the Company's Registration Statement on Form S11 (File No. 3392330))

         10.2 Advisory Agreement by and between REIT Management & Research, Inc. and the Company dated January 1, 1998 (+). (Incorporated by reference to the Company's Current Report on Form 8K dated February 11, 1998)

         10.3     The   Company's   1995   Incentive   Share   Award  Plan  (+).
                  (Incorporated by reference to the Company's Registration Statement on Form S11 (File No. 3392330))

         10.4 Revolving Credit Agreement by and between the Company and DLJ Mortgage Capital, Inc., as amended and restated on December 29, 1995, as further amended by Amendment No. 1, dated February 26, 1996. (Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996)

         10.5     Amendment,  dated  November 25, 1996 to the  Revolving  Credit
                  Agreement, amended and restated on December 29, 1995, by and between the Company and DLJ Mortgage Capital, Inc. (Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996)

         10.6 Amendment No. 3, dated November 14, 1997, to the Amended and Restated Credit Agreement, dated as of December 29, 1995, as amended, between the Company and DLJ Mortgage Capital, Inc. (Incorporated by reference to the Company's Current Report on Form 8K dated November 21, 1997)

         10.7 First Supplemental Credit Agreement, dated as of November 14, 1997, between the Company, as borrower, and DLJ Mortgage Capital, Inc. as lender. (Incorporated by reference to the Company's Current Report on Form 8K dated November 21, 1997)

         10.8 Second Supplemental Credit Agreement, dated as of November 14, 1997, between the Company, as borrower, and DLJ Mortgage Capital, Inc., as lender. (Incorporated by reference to the Company's Current Report on Form 8K dated November 21, 1997)

         10.9 Promissory Note in the amount of $125,000,000 dated as of November 25, 1996 from HPTRI Corporation and HPTWN Corporation to Column Financial Inc. (Incorporated by reference to the Company's Current Report on Form 8K dated December 4, 1996)

         10.10 Loan Agreement dated as of November 25, 1996 by and between HPTRI Corporation and HPTWN Corporation, as borrowers, and Column Financial Inc., as lender. (Incorporated by reference to the Company's Current Report on Form 8K dated December 4,
                  1996)

         10.11 Form of Deed of Trust, Assignment of Leases and Rents and Security Agreement from HPTRI Corporation, as Trustor, to Chicago Title Insurance Company, as Trustee, for the benefit of Column Financial, Inc. (Incorporated by reference to the Company's Current Report on Form 8K dated December 4, 1996)

         10.12 Trust and Servicing Agreement dated as of November 25, 1996 by and among Hospitality Properties Mortgage Acceptance Corp., as Depositor, AMRESCO Management, Inc., as Servicer, and The Chase Manhattan Bank, as Trustee. (Incorporated by reference to the Company's Current Report on Form 8K dated December 4,
                  1996)

         10.13 Revolving Credit Agreement, dated as of March 19, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.14 Second Amended and Restated Revolving Credit Agreement, dated as of June 10, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

         10.15 Investment Manager's Subordination Agreement, dated as of March 19, 1998, among REIT Management & Research, Inc., the Company and Dresdner Bank AG, New York Branch and Grand Cayman Branch. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.16 Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a HMH Properties, Inc. and Courtyard Management Corporation. (Incorporated by reference to the
                  Company's   Registration  Statement  on  Form  S11  (File  No.
                  3392330))

         10.17 Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and the Company and Consolidation Letter Agreement by and between Courtyard Management Corporation and the Company. (Incorporated by reference to the Company's Registration Statement on Form S11 (File No. 3392330))

         10.18 Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (Incorporated by reference to the Company's Registration Statement on Form S11 (File No. 3392330))

         10.19 Agreement of Purchase and Sale, dated as of March 18, 1998, between Patriot American Hospitality Partnership, L.P. and Chatsworth Summerfield Associates, L.P. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.20 Assignment of Rights under Agreements of Purchase and Sale, dated as of March 18, 1998, by Patriot American Hospitality Partnership, L.P. to and for the benefit of HPTSHC Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.21 Agreement to Lease, dated as of March 20, 1998, by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.22 Purchase and Sale Agreement, dated as of December 29, 1998, by and among Residence Inn by Marriott, Inc., Courtyard Management Corporation, Nashville Airport Hotel, LLC, St. Louis Airport Hotel, LLC and TownePlace Management
                  Corporation, as sellers, and the Company, as purchaser. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

         10.23 Limited Rent Guaranty, dated as of December 29, 1998, by and among Marriott International, Inc., the Company and HPTMI III Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

         10.24 Agreement to Lease, dated as of December 29, 1998, by and between the Company and CRTM17 Tenant Corporation (including form of lease). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

         12.1     Ratio of Earnings to Fixed Charges.  (Filed herewith)

         21.1     Subsidiaries of the Registrant.  (Filed herewith)

         23.1     Consent of Arthur Andersen LLP.  (Filed herewith)

         23.2 Consent of Sullivan & Worcester LLP (included in Exhibit 8.1 to this Annual Report)


      (+)      Management contract or compensatory plan or agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust and subsidiaries (the "Company") as of December 31, 1998 and
1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
January 15, 1999

                               HOSPITALITY PROPERTIES TRUST

                                CONSOLIDATED BALANCE SHEET


                                                                 As of December 31,
                                                          -----------------------------
                                                               1998            1997
                                                               ----            ----
                                                        (in thousands, except share data)

                                ASSETS
Real estate properties, at cost:
  Land .................................................   $   243,337    $   179,928
  Buildings and improvements ...........................     1,644,398      1,086,107
                                                           -----------    -----------
                                                             1,887,735      1,266,035
  Less accumulated depreciation ........................      (112,924)       (58,167)
                                                           -----------    -----------
                                                             1,774,811      1,207,868
Cash and cash equivalents ..............................        24,610         81,728
Rent receivable ........................................           852          1,623
Restricted cash (FF&E reserve) .........................        22,797         11,165
Other assets, net ......................................        14,568         10,872
                                                           -----------    -----------

                                                           $ 1,837,638    $ 1,313,256
                                                           ===========    ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable ......................................   $    30,549    $    24,493
Accounts payable and other .............................        10,851          7,180
Due to affiliate .......................................         1,610          2,028
Revolving Credit Facility ..............................          --             --
Senior Notes, net of discount ..........................       414,753        125,000
Security and other deposits ............................       206,018        146,662
                                                           -----------    -----------
  Total liabilities ....................................       663,781        305,363

Shareholders' equity:
  Preferred shares of beneficial interest, no par value,
    100,000,000 shares authorized, none issued .........          --             --
  Common shares of beneficial interest, $.01 par value,
    100,000,000 shares authorized, 45,595,539
    and 38,878,295 shares issued and outstanding .......           456            389
  Additional paid-in capital ...........................     1,230,849      1,033,073
  Cumulative net income ................................       203,507        122,166
  Dividends (paid or declared) .........................      (260,955)      (147,735)
                                                           -----------    -----------

  Total shareholders' equity ...........................     1,173,857      1,007,893
                                                           -----------    -----------

                                                           $ 1,837,638    $ 1,313,256
                                                           ===========    ===========


        The accompanying notes are an integral part of these financial statements.

                                 HOSPITALITY PROPERTIES TRUST

                               CONSOLIDATED STATEMENT OF INCOME

                                                                  Year Ended
                                                                 December 31,
                                                    ------------------------------------
                                                       1998         1997         1996
                                                       ----         ----         ----

                                                    (in thousands, except per share data)
Revenues:
  Rental income:
    Minimum rent .................................   $ 153,787    $  96,033   $  68,419
    Percentage rent ..............................       3,436        2,528       1,095
                                                     ---------    ---------   ---------
                                                       157,223       98,561      69,514
  FF&E reserve income ............................      16,108       14,643      12,169
  Interest income ................................       1,630          928         946
                                                     ---------    ---------   ---------

    Total revenues ...............................     174,961      114,132      82,629
                                                     ---------    ---------   ---------
Expenses:
  Interest (including amortization of
    deferred finance costs of $2,599, $1,340
    and $341, respectively) ......................      21,751       15,534       5,646
  Depreciation and amortization ..................      54,757       31,949      20,398
  Terminated acquisition costs ...................        --            713        --
  General and administrative .....................      10,471        6,783       4,921
                                                     ---------    ---------   ---------

    Total expenses ...............................      86,979       54,979      30,965
                                                     ---------    ---------   ---------

Income before extraordinary item .................      87,982       59,153      51,664
Extraordinary loss from extinguishment
   of debt .......................................       6,641         --          --
                                                     ---------    ---------   ---------

Net income .......................................   $  81,341    $  59,153   $  51,664
                                                     =========    =========   =========

Weighted average shares outstanding ..............      42,317       27,530      23,170
Basic earnings (loss) per common share:
    Income before extraordinary item .............   $    2.08    $    2.15   $    2.23
    Extraordinary item ...........................        (.16)        --          --
                                                     ---------    ---------   ---------

    Net income ...................................   $    1.92    $    2.15   $    2.23
                                                     =========    =========   =========

          The accompanying notes are an integral part of these financial statements.

                                            HOSPITALITY PROPERTIES TRUST

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                            Additional    Cumulative
                                 Number of       Common       Paid-In         Net
                                  Shares         Shares       Capital       Income      Dividends        Total
                               -----------   -----------   -----------   -----------   -----------    -----------
                                                    (in thousands, except share data)
Balance at December 31, 1995    12,600,900   $       126   $   297,962   $    11,349   $   (11,486)   $   297,951
Issuance of shares, net ....    14,250,000           143       358,136          --            --          358,279
Share grants ...............         5,900          --             155          --            --              155
Net income .................          --            --            --          51,664          --           51,664
Dividends (paid or declared)          --            --            --            --         (62,841)       (62,841)
                               -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1996    26,856,800           269       656,253        63,013       (74,327)       645,208
Issuance of shares, net ....    12,000,000           120       376,146          --            --          376,266
Share grants ...............        21,495          --             674          --            --              674
Net income .................          --            --            --          59,153          --           59,153
Dividends (paid or declared)          --            --            --            --         (73,408)       (73,408)
                               -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1997    38,878,295           389     1,033,073       122,166      (147,735)     1,007,893

Issuance of shares, net ....     6,692,413            67       196,938          --            --          197,005
Share grants ...............        24,831          --             838          --            --              838
Net income .................          --            --            --          81,341          --           81,341
Dividends (paid or declared)          --            --            --            --        (113,220)      (113,220)
                               -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1998    45,595,539   $       456   $ 1,230,849   $   203,507   $  (260,955)   $ 1,173,857
                               ===========   ===========   ===========   ===========   ===========    ===========


                     The accompanying notes are an integral part of these financial statements.


                                 HOSPITALITY PROPERTIES TRUST

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        For the
                                                                       Year Ended
                                                                      December 31,
                                                         ------------------------------------
                                                           1998          1997         1996
                                                                   (in thousands)
Cash flows from operating activities:
  Net income .........................................   $  81,341    $  59,153    $  51,664
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Extraordinary item ...............................       6,641         --           --
    Depreciation and amortization ....................      54,757       31,949       20,398
    Amortization of deferred finance costs as interest       2,599        1,340          341
    FF&E reserve income ..............................     (16,108)     (14,643)     (12,169)
    Changes in assets and liabilities:
       (Increase)/decrease in rent
       receivable and other assets ...................       1,341         (469)      (1,566)
       Increase in accounts payable and other ........       3,701        3,419        1,926
       Increase in due to affiliate ..................         128          476        1,149
                                                         ---------    ---------    ---------

    Cash provided by operating activities ............     134,400       81,225       61,743
                                                         ---------    ---------    ---------
Cash flows from investing activities:
  Real estate acquisitions ...........................    (613,846)    (409,799)    (491,638)
  Increase in security deposits ......................      59,356       65,302       48,460
  Purchase of FF&E reserve ...........................      (3,377)      (2,794)      (5,500)
                                                         ---------    ---------    ---------

    Cash used in investing activities ................    (557,867)    (347,291)    (448,678)
                                                         ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of shares, net ..............     197,005      376,266      358,279
  Debt issuance, net of discount .....................     414,730         --        125,000
  Repayment of debt ..................................    (125,000)        --           --
  Draws on Credit Facility ...........................     307,000      261,000      115,650
  Repayments of Credit Facility ......................    (307,000)    (261,000)    (115,650)
  Deferred finance costs incurred ....................     (13,222)      (1,784)      (6,481)
  Dividends paid .....................................    (107,164)     (64,761)     (53,925)
                                                         ---------    ---------    ---------

    Cash provided by financing activities ............     366,349      309,721      422,873
                                                         ---------    ---------    ---------

Increase/(decrease) in cash and cash equivalents .....     (57,118)      43,655       35,938
Cash and cash equivalents at beginning of period .....      81,728       38,073        2,135
                                                         ---------    ---------    ---------

Cash and cash equivalents at end of period ...........   $  24,610    $  81,728    $  38,073
                                                         =========    =========    =========

Supplemental cash flow information:
  Cash paid for interest .............................   $  15,387    $  14,086    $   4,652
Non-cash investing and financing activities:
  Property managers' deposits in FF&E reserve ........      14,041       14,213       12,100
  Purchases of fixed assets with FF&E reserve ........      (7,853)     (13,549)     (15,665)



           The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except per share and percent data)

1. Organization

         Hospitality Properties Trust ("HPT") is a Maryland real estate investment trust organized on February 7, 1995, which invests in income producing lodging related real estate. At December 31, 1998, HPT, directly and through subsidiaries, had purchased 170 properties and committed to purchase an additional 16 properties.

         The properties of HPT and its subsidiaries (the "Company") are leased to and managed by subsidiaries (the "Lessees and the Managers") of companies unaffiliated with HPT: Host Marriott Corporation; Marriott International, Inc. ("Marriott"); Patriot American Hospitality and Wyndham International; Candlewood Hotel Company, Inc.; and ShoLodge, Inc.

2. Summary of Significant Accounting Policies

         Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned by HPT. All intercompany transactions have been eliminated.

         Real estate properties. Real estate properties are recorded at cost. Depreciation is provided for on a straight-line basis over estimated useful lives of 7 to 40 years. The Company periodically evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121("FAS 121"), which it adopted on January 1, 1996. The adoption of FAS 121 had no effect on the Company's financial statements.

         Cash and cash equivalents. Highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

         Deferred finance costs. Costs incurred to secure certain borrowings are capitalized and amortized over the terms of the related borrowing, and were $12,329, $7,371 and $5,352 at December 31, 1998, 1997 and 1996, respectively, net of accumulated amortization of $893, $1,143 and $313, respectively.

         Financial instruments--interest rate cap agreements. The Company has entered into interest rate protection agreements to limit exposure to risks of rising interest rates. These arrangements, which expire in December 2001, have a notional amount of $125,000 and require payments to the Company by the counterparty should LIBOR increase above a threshold amount. The net carrying value of such agreements at December 31, 1998 was $375 (approximately equal to its fair value) and, at December 31, 1997, $1,988 (fair value of $802). The original debt related to these agreements was repaid during the first quarter of 1998. A $1,402 charge is included in 1998 interest expense for the difference between the carrying amount of the agreements and their market value at the time the related debt was repaid.

         Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Additional rent and interest income is recognized as earned.

         Net income per share. Net income per share is computed using the weighted average number of shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

         Reclassifications.  Certain  reclassifications  have  been  made to the
prior  years'   financial   statements  to  conform  with  the  current   year's
presentation.

                          HOSPITALITY PROPERTIES TRUST

                (in thousands, except per share and percent data)

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

         Information about segments. The Company derives its revenues from a single line of business, hotel real-estate leasing.

         Income taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on its net income provided it distributes its taxable income to shareholders and meets certain other requirements. The characterization of the dividends for 1998 and 1997 was 75.3% and 86.1% ordinary income, respectively, and 24.7% and 13.9% return of capital, respectively.

         New Accounting Pronouncements. The Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 130 "Reporting
Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131") in 1997 and Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998. FAS 130 was adopted for the Company's 1998 interim financial statements, FAS 131 was adopted for the 1998 annual financial statements and FAS 133 must be adopted for the Company's year 2000 financial statements. The adoption of FAS 130 had no impact on the Company's financial condition or operating results because the Company has no items of comprehensive income. The adoption of FAS 131 impacted certain disclosures made herein. FAS 133 is expected to have no impact on the Company's financial condition or results of operations.

3. Real Estate Properties

         The Company's hotel properties are leased pursuant to long term operating leases with initial terms expiring between 2008 and 2015. The leases provide for various renewal terms generally totaling 20-50 years unless the Lessee properly notifies the Company in accordance with the leases. Each lease is a triple net lease and generally requires the Lessee to pay: minimum rent, percentage rent of between 5% and 10% of increases in total hotel sales over a base year, 5%-6% FF&E reserve escrows, and all operating costs associated with the leased property. Each Lessee has posted a security deposit generally equal to one year's base rent. Each of the Company's properties is part of a combination of properties leased to a single tenant. At December 31, 1998, the Company owned ten portfolios of hotel properties, ranging in size from nine to 53 hotels. Each property within a portfolio is subject to certain lease provisions including cross default provisions and the ability to use FF&E reserves generated by all hotels in the portfolio for the maintenance and refurbishment of any hotel within the portfolio. The FF&E reserve may be used by the Manager and Lessee to maintain the properties in good working order and repair. If the FF&E reserve is not sufficient to fund these expenditures, the Company may make the expenditures, in which case annual minimum rent will be increased. As of December 31, 1998 the Company's real estate properties consisted of land of $243,337, building and improvements of $1,389,817 and furniture, fixtures and equipment of $141,657, net of accumulated depreciation.

         During 1998, 1997 and 1996, the Company purchased and leased 51, 37 and 45 hotels, respectively for aggregate purchase prices of approximately $606,000, $407,000 and $484,000 excluding closing costs, respectively. As of December 31, 1998, the Company had completed the acquisition and leasing of 170 hotel properties and had outstanding commitments, subject to the satisfaction of conditions by the sellers to purchase an additional 16 hotel properties for an aggregate purchase price of $151,000.

         Future minimum lease payments to be received by the Company during the remaining initial terms of its leases total $2,581,967 ($184,479 annually). As of December 31, 1998, the weighted average remaining initial term of the Company's leases was 14 years, and the weighted average remaining total term (including all renewal options) was 53.4 years.

                          HOSPITALITY PROPERTIES TRUST

                (in thousands, except per share and percent data)

4. Indebtedness                                           December 31,
                                                 ------------------------------
                                                     1998               1997
                                                 ------------       -----------
                                                       (dollars in thousands)

Revolving credit facility, unsecured ..........   $    --            $    --
7% Senior Notes, unsecured ....................     150,000               --
8.25% Monthly Income Senior Notes, unsecured...     115,000               --
8.5% Monthly Income Senior Notes, unsecured....     150,000               --
Secured Notes repaid in 1998 ..................        --              125,000
Less unamortized discounts ....................        (247)              --
                                                  ---------          ---------
                                                  $ 414,753          $ 125,000
                                                  =========          =========

         In December 1998, the Company issued $150 million of unsecured 8.5% Monthly Income Senior Notes ("8.5% Notes") which mature in January, 2009. The 8.5% Notes cannot be redeemed prior to December 15, 2002. From and after December 15, 2002, the Company may redeem some or all of the 8.5% Notes from time to time before they mature. The redemption price will equal the outstanding principal of the 8.5% Notes being redeemed plus accrued interest. Interest is payable monthly in arrears.

         In November 1998, the Company issued $115 million of unsecured 8.25% Monthly Income Senior Notes ("8.25% Notes") which mature in November 2005. The 8.25% Notes cannot be redeemed prior to November 15, 2001. From and after November 15, 2001, the Company may redeem some or all of the 8.25% Notes from time to time before they mature. The redemption price will equal the outstanding principal of the 8.25% Notes being redeemed plus accrued interest. Interest is payable monthly in arrears.

         In March 1998, the Company entered into a new unsecured revolving Credit Facility (the "Credit Facility") of $250,000. In June 1998, the Credit Facility was syndicated to a group of commercial banks and expanded to $300,000. The Credit Facility matures in March 2002 and bears interest at LIBOR plus a spread based on the Company's senior debt ratings. The Credit Facility contains financial covenants requiring the Company, among other things, to maintain a debt to asset ratio (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined). The weighted average interest rate on Credit Facility borrowings during 1998 was 6.84%. As of December 31, 1998, the Company had no outstanding borrowings under the Credit Facility.

         In February 1998, the Company issued $150 million of 7% senior unsecured notes due 2008 ("7% Notes"). The 7% Notes mature in March 2008 and are prepayable at any time. The redemption price will equal the outstanding principal of the 7% Notes being redeemed plus accrued interest and a "make-whole amount" (as defined). Interest is payable semi-annually in arrears.

         As of December 31, 1997, certain of the Company's properties were encumbered by $125 million of mortgage debt ("Secured Notes") and the Company maintained a revolving Credit Facility ("Secured Credit Facility") which was secured by mortgages on other properties. In February 1998, all of these secured obligations were prepaid and cancelled. As a result of these transactions, the Company recognized an extraordinary loss of $6,641 ($0.16 per share) from the write-off of deferred financing costs. The Secured Notes carried a weighted average interest rate through the date of repayment in 1998 of 6.69%, in 1997 of 6.44% and from their date of issuance to December 31, 1996 of 6.32%. At December 31, 1997 and 1996, the Secured Notes carried an interest rate of 6.69% and 6.07%, respectively. There were no borrowings outstanding at any time under the Secured Credit Facility during 1998. The weighted average interest rate on Secured Credit Facility borrowings during 1997 and 1996 was 7.27% and 7.05%, respectively. As of December 31, 1998 none of the Company's assets were pledged or mortgaged.

                          HOSPITALITY PROPERTIES TRUST

                (in thousands, except per share and percent data)

         The carrying amount of all outstanding notes is equal to their fair value.

5. Transactions with Affiliates

         The Company has an advisory agreement with REIT Management & Research, Inc. ("RMR") whereby RMR provides investment, management and administrative services to the Company. RMR is compensated at an annual rate equal to 0.7% of HPT's average real estate investments up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon improvements in cash available for distribution per share (as defined). Cash advisory fees earned for the years ended 1998, 1997 and 1996 were $8,301, $5,299 and $3,915, respectively. As of December 31, 1998, RMR and its affiliates owned 280,526 shares of HPT. Incentive advisory fees are paid to RMR in restricted Common Shares based on a formula. The Company accrued $846, $551 and $463 in incentive fees during 1998, 1997 and 1996, respectively. The Company issued 15,931 and 14,595 restricted Common Shares to RMR's affiliated predecessor satisfying the 1997 and 1996 fee, respectively. The 1998 fee will be paid to RMR in restricted Common Shares in 1999. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company.

         From time to time the Company may seek short term borrowings from RMR or its affiliates. During 1997, the Company made one such borrowing of $7,000 which was outstanding for 60 days. Interest paid to RMR totaled $62. The Company made no such borrowings in 1998 and RMR is under no obligation to make funds available to the Company.

6. Concentration

         The Company's assets are income  producing  lodging related real estate
located   throughout  the  United  States.   The  Company's  lessees  (including
commitments to purchase) at December 31, 1998 were:

                                                                                  Annual                 Total
Leased to                             Number of         Initial         % of      Minimum     % of      Rent In      % of
Subsidiary of:                      Properties(1)    Investment(1)     Total      Rent(1)     Total     1998(2)      Total
--------------                      -------------    -------------     -----      -------     -----     -------      -----
Host Marriott Corp.                        53         $  505,400         26%     $ 50,540       25%     $ 52,781       34%
Host Marriott Corp.                        18            172,200          9%       17,220        9%       17,657       11%
Marriott International, Inc.               17            201,643         10%       21,322       11%           75        0%
Marriott International, Inc.               14            148,812          7%       14,881        7%       14,881        9%
Marriott International, Inc.                9            129,377          7%       12,938        7%        9,112        6%
Patriot American Hospitality               15            240,000         12%       25,000       12%       19,572       12%
Patriot American Hospitality               12            182,570          9%       18,325        9%       18,330       12%
Candlewood Hotel Company                   17            142,400          7%       14,253        7%        3,911        3%
Candlewood Hotel Company                   17            118,500          6%       12,081        6%        8,459        5%
ShoLodge, Inc.                             14            140,000          7%       14,000        7%       12,445        8%
                                          ---         ----------        ----     --------      ----     --------      ----
                                          186         $1,980,902        100%     $200,560      100%     $157,223      100%

(1)      At December 31, 1998 the Company was committed to purchase 16 of the properties  with allocated  initial  investment and annual minimum rent of $151,000 and $16,000, respectively.

(2)      Includes rent from the later of January 1, 1998 or the date of purchase through December 31, 1998.

                          HOSPITALITY PROPERTIES TRUST

                (in thousands, except per share and percent data)

         At December 31, 1998 the Company's 170 hotels contain 23,440 rooms and are located in 35 states, with 5% to 11% of its hotels in each of Virginia, Pennsylvania, Massachusetts, Arizona, Georgia, Texas, and California. Including the commitments to purchase 16 properties, the Company's 186 hotels contain 25,284 rooms and are located in 35 states.

7. Pro Forma Information (Unaudited)

         In 1998 and 1997 the Company completed offerings of 6,692,413 and 12,000,000 common shares of beneficial interest and the acquisition of 51 and 37 additional hotels, respectively. The Company also completed debt offerings totaling $415,000 in 1998. If such transactions occurred on January 1, 1997, unaudited pro forma 1998 revenues, net income and net income per share would have been $204,507, $92,761 and $2.03, respectively. The unaudited pro forma 1997 revenues, net income and net income per share would have been $200,019, $87,952 and $1.93, respectively.

         In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the pro forma data. The unaudited pro forma data is not necessarily indicative of what the actual consolidated results of operations for the Company would have been for the years indicated, nor does it purport to represent the results of operations for the Company for future periods.

8. Selected Quarterly Financial Data (Unaudited)

         The following is a summary of the unaudited quarterly results of operations of the Company for 1998, 1997 and 1996.

                                                                                          1998
                                                              ---------------------------------------------------------
                                                                First           Second           Third          Fourth
                                                               Quarter          Quarter         Quarter         Quarter
     Revenues...........................................       $37,370         $44,194          $45,175        $48,222
     Net Income Before Extraordinary Item...............        19,554          22,670           22,112         23,646
     Net Income Before Extraordinary Item per Share(2)..           .49             .54              .52            .53
     Net Income.........................................        13,238          22,372           22,107         23,624
     Net Income per Share(2)............................           .33             .53              .52            .53
     Dividends paid per Share(1)........................           .64             .65              .66            .67

                                                                                          1997
                                                              ---------------------------------------------------------
                                                                First          Second            Third          Fourth
                                                              Quarter          Quarter         Quarter          Quarter
     Revenues...........................................      $25,477          $28,276         $29,017          $31,362
     Net Income.........................................       14,910           14,926           15,017          14,300
     Net Income per Share(2)............................          .56              .56             .56             .48
     Dividends paid per Share(1)........................          .59              .61             .62             .63

(1)  Amounts represent dividends declared with respect to the periods shown.

(2)  The sum of the net income before  extraordinary  item and net income per share for the four  quarters  differs from annual per share  amounts due to the required  method of  computing  weighted  average  number of shares in interim periods.

                                                          F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Hospitality Properties Trust:

         We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Hospitality Properties Trust and have issued our report thereon dated January 15, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule on pages F-12 and F-13 is the responsibility of Hospitality Properties Trust's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

Washington, D.C.
January 15, 1999

                                            HOSPITALITY PROPERTIES TRUST

                               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1998
                                                (dollars in millions)
                                                                        Costs
                                                                     Capitalized
                                                                      Subsequent
                                                                         to              Gross Amount at which
                                  Initial Cost to Company            Acquisition       Carried at Close of Period
                             -----------------------------------    -------------    ------------------------------

                                                    Buildings &                                Buildings &
                             Encumbrances    Land   Improvements      Improvements      Land   Improvements   Total

63 Courtyards                     --          103       480                4            103        484         587

31 Candlewood Hotels              --           22       192               --             22        192         214

31 Residence Inns                 --           59       251                1             59        252         311

15 Summerfield Suites             --           23       196               --             23        196         219

14 Sumner Suites                  --           13       114               --             13        114         127

12 Wyndham Hotels                 --           16       153                1             16        154         170

2 Marriott Full Service           --            6        52               --              6         52          58

2 TownePlace Suites               --            1        11               --              1         11          12

Total (170 hotels)                --          243     1,449                6            243      1,455       1,698

                                                                                                  Life on which
                                                                                                 Depreciation in
                                                                                                  Latest Income
                              Accumulated            Date of                  Date                Statement is
                             Depreciation         Construction              Acquired                Computed
                             --------------    --------------------    --------------------    -----------------

63 Courtyards                     (34)          1987 through 1998       1995 through 1998         15 - 40 Years

31 Candlewood Hotels               (3)          1996 through 1998       1997 through 1998         15 - 40 Years

31 Residence Inns                 (14)          1989 through 1998       1996 through 1998         15 - 40 Years

15 Summerfield Suites              (4)          1989 through 1993             1998                15 - 40 Years

14 Sumner Suites                   (3)          1992 through 1997             1997                15 - 40 Years

12 Wyndham Hotels                 (10)          1987 through 1990       1996 through 1997         15 - 40 Years

2 Marriott Full Service            --           1972 through 1981             1998                15 - 40 Years

2 TownePlace Suites                --           1997 through 1998             1998                15 - 40 Years

Total (170 hotels)                (68)


                          HOSPITALITY PROPERTIES TRUST

                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1998
                             (dollars in thousands)


(A) The change in accumulated depreciation for the period from January 1, 1996 to December 31, 1998 is as follows:

                                         1998           1997            1996
                                         ----           ----            ----

Balance at beginning of period         $35,942         $16,701         $ 3,679

Additions:  depreciation expense        32,347          19,241          13,022
                                       -------         -------         -------

Balance at close of period             $68,289         $35,942         $16,701
                                       =======         =======         =======

(B) The change in total cost of properties for the period from January 1, 1996 to December 31, 1998 is as follows:

                                       1998           1997             1996
                                       ----           ----             ----

Balance at beginning of period      $1,144,973      $  773,497      $  305,447

Additions:  hotel acquisitions and
            capital expenditures       553,484         371,476         468,050
                                    ----------      ----------      ----------

Balance at close of period          $1,698,457      $1,144,973      $  773,497
                                    ==========      ==========      ==========


(C) The net tax basis of the Company's real estate properties was $1,634 million as of December 31, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard LLC:

         We have audited the accompanying balance sheets of HMH HPT Courtyard LLC (formerly HMH HPT Courtyard, Inc.) as of December 31, 1998 and January 2, 1998, and the related statements of operations, shareholder's equity and cash flows for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 1998 and January 2, 1998, and the results of its operations and its cash flows for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the financial statements, the Company has given retroactive effect to the change to include property-level sales and operating expenses in the statement of operations.

                                                            Arthur Andersen LLP

Washington, D.C.
March 5, 1999


                                        HMH HPT COURTYARD LLC
                                            BALANCE SHEETS
                                December 31, 1998 and January 2, 1998
                                  (in thousands, except share data)

                                                                                     1998     1997
                                                                                     ----     ----
                                            ASSETS

Advances to manager ............................................................   $  --     $ 5,100
Due from Marriott International, Inc. ..........................................     3,244     3,233
Security deposit ...............................................................    50,540    50,540
Note receivable from Crestline .................................................     5,100      --
                                                                                   -------   -------
            Total assets .......................................................   $58,884   $58,873
                                                                                   =======   =======

                          LIABILITIES AND SHAREHOLDER'S EQUITY

Due to Host Marriott ...........................................................   $ 5,899   $ 5,888
Deferred gain ..................................................................    33,793    36,670
                                                                                   -------   -------
            Total liabilities ..................................................    39,692    42,558
                                                                                   -------   -------

Shareholder's equity
       Common stock, no par value, 100 shares authorized, issued and outstanding      --        --
       Additional paid-in capital ..............................................    15,295    15,295
       Retained earnings .......................................................     3,897     1,020
                                                                                   -------   -------
            Total shareholder's equity .........................................    19,192    16,315
                                                                                   -------   -------
                                                                                   $58,884   $58,873
                                                                                   =======   =======


                                  See Notes to Financial Statements.

                                        HMH HPT COURTYARD LLC
                                       STATEMENTS OF OPERATIONS
                            For the Fiscal Years Ended December 31, 1998,
                                 January 2, 1998 and January 3, 1997
                                            (in thousands)


                                                                 1998         1997        1996
                                                                 ----         ----        ----

REVENUES .................................................   $ 224,305    $ 211,889    $ 186,043
                                                             ---------    ---------    ---------

EXPENSES:
       Hotel expenses ....................................     109,547      103,473       91,882
       Rent ..............................................      52,784       52,335       46,495
       FF&E contribution expense .........................      11,216       10,595        9,289
       Base and incentive management fees paid to Marriott
          International, Inc. ............................      26,348       23,323       18,318
       Property taxes ....................................       7,842        7,491        6,287
       Other expenses ....................................       3,591        4,583        3,390
                                                             ---------    ---------    ---------
            Total operating expenses .....................     211,328      201,800      175,661
                                                             ---------    ---------    ---------

OPERATING PROFIT BEFORE AMORTIZATION OF
   DEFERRED GAIN AND CORPORATE EXPENSES ..................      12,977       10,089       10,382
Amortization of deferred gain ............................       2,877        2,900        2,351
Corporate expenses .......................................      (1,947)      (1,991)      (2,235)
                                                             ---------    ---------    ---------

INCOME BEFORE INCOME TAXES ...............................      13,907       10,998       10,498
Provision for income taxes ...............................      (5,563)      (4,400)      (4,199)
                                                             ---------    ---------    ---------

NET INCOME ...............................................   $   8,344    $   6,598    $   6,299
                                                             =========    =========    =========



                                  See Notes to Financial Statements.

                                        HMH HPT COURTYARD LLC
                                  STATEMENTS OF SHAREHOLDER'S EQUITY
                            For the Fiscal Years Ended December 31, 1998,
                                 January 2, 1998 and January 3, 1997
                                            (in thousands)


                                                                   Additional
                                                 Common             Paid-In           Retained
                                                  Stock             Capital        Earnings/(Deficit)
                                                  -----             -------        ------------------

Balance, December 29, 1995 .................   $                   $ 25,406           $   (720)
Net liabilities contributed by Host Marriott         --              (9,928)              --
Dividend to Host Marriott ..................         --                --               (6,299)
Net income .................................         --                --                6,299
                                               ----------          --------           --------
Balance, January 3, 1997 ...................   $     --            $ 15,478           $   (720)
                                               ==========          ========           ========
Adjustment to 1996 capital contribution by
    Host Marriott ..........................         --                (183)              --
Dividend to Host Marriott ..................         --                --               (4,858)
Net income .................................         --                --                6,598
                                               ----------          --------           --------
Balance at January 2, 1998 .................   $     --            $ 15,295           $  1,020
                                               ==========          ========           ========
Dividend to Host Marriott ..................         --                --               (5,467)
Net income .................................         --                --                8,344
                                               ----------          --------           --------
Balance at December 31, 1998 ...............   $     --            $ 15,295           $  3,897
                                               ==========          ========           ========



                                  See Notes to Financial Statements.

                                        HMH HPT COURTYARD LLC
                                       STATEMENTS OF CASH FLOWS
              Fiscal Years Ended December 31, 1998, January 2, 1998 and January 3, 1997
                                            (in thousands)


                                                      1998           1997           1996
                                                      ----           ----           ----
OPERATING ACTIVITIES:
     Net income .................................   $ 8,344        $ 6,598        $ 6,299
     Adjustments to reconcile net income to cash
        provided by operating activities:
     Amortization of deferred gain ..............    (2,877)        (2,900)        (2,351)
     Changes in operating accounts:
         Increase in due to Host Marriott .......        11          1,095          3,285
         Decrease in prepaid rent ...............      --             --              329
         Decrease (increase) in due from Marriott
            International, Inc. .................       (11)            65         (1,263)
                                                    -------        -------        -------
         Cash provided by operations ............     5,467          4,858          6,299
                                                    -------        -------        -------

FINANCING ACTIVITIES:
     Dividend to Host Marriott ..................    (5,467)        (4,858)        (6,299)
                                                    -------        -------        -------

CASH AND CASH EQUIVALENTS, end of year ..........   $  --          $  --          $  --
                                                    =======        =======        =======

SUPPLEMENTAL INFORMATION, NONCASH ACTIVITY
Balances transferred to the Company by Host Marriott
     upon commencement of leases:
     Advances to manager..........................................             $    1,116
     Prepaid rent ................................................                    329
     Security deposits............................................                 17,640
     Deferred gain................................................                (29,013)
                                                                               ----------

     Net (liabilities) assets contributed by Host Marriott........             $   (9,928)
                                                                               ==========

                                  See Notes to Financial Statements.

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         HMH HPT Courtyard, Inc. was incorporated in Delaware on February 7, 1995 as a whollyowned indirect subsidiary of Host Marriott Corporation. HMH HPT Courtyard, Inc. had no operations prior to March 24, 1995 (the "Commencement Date"). As discussed below, HMH HPT Courtyard, Inc. was merged into HMH HPT Courtyard LLC (collectively HMH HPT Courtyard, Inc. and HMH HPT Courtyard LLC are referred to as the "Company").

         On the Commencement Date, affiliates of Host Marriott Corporation (the "Sellers") sold 21 Courtyard properties to Hospitality Properties Trust ("HPT"). On August 22, 1995, HPT purchased an additional 16 Courtyard properties from the Sellers. On March 22, 1996 and April 4, 1996, a total of 16 additional Courtyard properties were purchased by HPT for a total of 53 Courtyard hotels (the "Hotels"). The Sellers contributed the assets and liabilities related to the operations of such properties to the Company, including working capital advances to the manager, prepaid rent under leasing arrangements and rights to other assets as described in Note 2. Such assets have been accounted for at historical cost.

         On April 17, 1998, Host Marriott Corporation announced that its Board of Directors authorized Host Marriott Corporation to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott Corporation announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Additionally, on December 29, 1998, Host Marriott completed the distribution of its senior living business (Crestline Capital Corporation) to its shareholders. Subsequent to the REIT Conversion, Host Marriott Corporation is referred to as Host REIT. In connection with the REIT Conversion, Host Marriott Corporation contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott, LP. (Prior to the REIT Conversion, "Host Marriott" refers to Host Marriott Corporation. Subsequent to the REIT Conversion, "Host Marriott" refers to Host Marriott, LP.)

         In connection with the REIT Conversion, the following occurred: 1) in December 1998, HMH HPT Courtyard LLC, a wholly owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") was formed; 2) on December 23, 1998, HMH HPT Courtyard, Inc. merged into HMH HPT Courtyard LLC (hereafter, the Company) and HMH HPT Courtyard, Inc. ceased to exist; and 3) on December 24, 1998, Hospitality contributed its LLC interest in the Company to the Host Marriott. As of December 31, 1998, Host REIT owns 78% of the outstanding limited partner units of Host Marriott and unaffiliated partners own the remaining 22%. The merger of HMH HPT Courtyard LLC and HMH HPT Courtyard, Inc. was accounted for at carryover basis.

         In addition, the Company has agreed to enter into sublease agreements and assigned its interest in the management agreements to subsidiaries of Crestline Capital Corporation ("Crestline"). See Notes 2 and 5.

Fiscal Year

         In 1998, in connection with the REIT Conversion, the Company changed its fiscal year-end to a calendar year basis. Previously, the Company's fiscal year ended on the Friday nearest to December 31. Full year results for 1996 include 53 weeks versus 52 weeks for 1997 and 1998.

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

Revenues

         Revenues represent gross sales from the Company's hotel properties. As discussed below, the Company previously recorded only the house profit generated by the Company's hotels as revenue. House profit reflects the net revenues flowing to the Company as lessee and represents total hotel sales less property level expenses excluding depreciation and amortization, real and personal property taxes, lease payments, insurance, contributions to the property improvement fund and management fees.

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

         The Company considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Company to include property-level sales and operating expenses of its hotels in its statements of operations. The Company has given retroactive effect to the adoption of EITF 97-2 in the accompanying statements of operations. Application of EITF 97-2 to the financial statements for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997, increased both revenues and operating expenses by approximately $110 million, $103 million and $92 million, respectively, and had no impact on operating profit or net income.

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

Concentration of Credit Risk

         The Company's largest asset is the security deposit (see Note 3) which constitutes 86% of the Company's total assets as of December 31, 1998. The security deposit is not collateralized and is due from HPT at the termination of the Lease without default.

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

         The Company is required to pay rents equal to aggregate minimum annual rent of $50,646,000 ("Base Rent"), and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. Additionally, the Company is required to make payments when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the Hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the management agreements described below. The Company is also required to provide Marriott International (the "Manager") with working capital to meet the operating needs of the Hotels. The Sellers had previously made advances related to the Hotels and transferred their interest in such amounts to the Company in the amount of $3,984,000 and $1,116,000 in 1995 and 1996, respectively.

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

         As of December 31, 1998, future minimum annual rental commitments for the Lease on the Hotels and other noncancelable leases, including the ground leases described below, are as follows (in thousands):

                                                                       Other
                                                                     Operating
                                                         Lease         Leases
                                                       --------      ---------
            1999  ............................           50,646         205
            2000  ............................           50,646         115
            2001  ............................           50,646          59
            2002  ............................           50,646          22
            2003  ............................           50,646           2
            Thereafter........................          455,814           3
                                                      ---------     -------
               Total minimum lease payments...        $ 709,044     $   406
                                                      =========     =======

         The land under eight of the Hotels is leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2039 and 2067. The ground leases provide for rent based on specific percentages of certain sales subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. Total minimum lease payments exclude Percentage Rent which was $2,284,000, $1,771,000, and $716,000 for 1998, 1997 and 1996,
respectively.

Subleases

         In connection with the REIT Conversion, the Company agreed to sublet the Hotels (the "Subleases") from separate indirect sublessee subsidiaries of Crestline Capital Corporation ("Sublessee"), subject to the terms of the applicable Lease. Under the subleases, beginning in 1999, the Company will have committed aggregate minimum subrental income of $709 million, which is equal to the Company's minimum lease payment obligation over the entire initial term of the lease described above.

         The terms of each Sublease expires simultaneously with the expiration of the initial term of the Lease to which it relates and automatically renews for the corresponding renewal term under the Lease, unless either the Company (the "Sublessor") elects not to renew the Lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases. Rent under the Subleases consists of the Minimum Rent payable under the Lease and an additional percentage rent payable. The percentage rent is sufficient to cover the additional rent due under the Lease with any excess being retained by the Company. The rent payable under the Sublease is guaranteed by the Sublessee up to a maximum amount of $20 million.

NOTE 3.    SECURITY DEPOSIT

         HPT holds $50,540,000 as a security deposit for the obligations of the Company under the Leases (the "Security Deposit"). The Security Deposit is due upon termination of the Lease without default.

NOTE 4.    INCOME TAXES

         Effective January 1, 1999, Host REIT has elected to be treated as a real estate investment trust for federal income tax purposes. As the Company is included in Host REIT's consolidated federal income tax return, the Company will have no Federal tax provision on a going forward basis because it will pass its taxable income or loss directly through to its members.

         Host Marriott allocates current taxes to the Company based on a separate return method. Host Marriott has contributed the Security Deposit and deferred gain to the Company without contributing their related tax attributes and have agreed that the Company will not be responsible for any tax liability or benefit associated with the Security Deposit or deferred gain. Accordingly, no deferred tax balances are reflected in the accompanying balance sheets. There is no difference between the basis of assets and liabilities for income tax and financial reporting purposes other than for the Security Deposit and the deferred gain.

         The components of the Company's effective income tax rate follow:

                                                                     1998      1997      1996
                                                                     ----      ----      ----
          Statutory Federal tax rate ...........................     35.0%     35.0%     35.0%
          State income tax, net of Federal tax benefit .........      5.0       5.0       5.0
                                                                     ----      ----      ----
                                                                     40.0%     40.0%     40.0%
                                                                     ====      ====      ====

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                                                     1998       1997       1996
                                                                     ----       ----       ----
          Current - Federal.....................................   $ 4,868    $  3,849   $  3,674
                  - State.......................................       695         551        525
                                                                   -------    --------   --------
                                                                   $ 5,563    $  4,400   $  4,199
                                                                   =======    ========   ========

         All current tax provision amounts are included in due to Host Marriott on the accompanying balance sheets.

NOTE 5. MANAGEMENT AGREEMENTS

         The Sellers' rights and obligations under management agreements (the "Agreements") with the Manager, were transferred to HPT and then through the Leases to the Company. The Agreement has an initial term expiring in 2013 with an option to extend the Agreement on all of the Hotels for up to 30 years. The Agreements provide that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager. In connection with the REIT Conversion, Host Marriott assigned its rights and obligations under the Agreements to subsidiaries of Crestline. As a result of the REIT Conversion, all fees payable under the Agreements for subsequent periods are the primary obligations of the Sublessee. The obligations of the Lessees under the Agreements are guaranteed to a limited extent by Crestline. The Company remains obligated to the managers in case the Sublessee fails to pay these fees (but it would be entitled to reimbursement from the Sublessee under the terms of the Subleases).

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

         Crestline, as the Company's Sublessee, is obligated to provide the Manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the Hotels which are normally capitalized; and (b) replacements and renewals to the Hotels' property and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

         Pursuant to the terms of Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital. Upon termination of the Agreements, the working capital will be returned to the Company. In connection with the REIT Conversion, the Company sold the existing working capital to the Sublessee in return for a note receivable that bears interest at a rate of 5.12%. Interest accrued on the note is due simultaneously with each periodic rent payment. The principal amount of the note is payable upon termination of the Subleases. The Sublessee can return the working capital in satisfaction of the note. As of December 31, 1998, the note receivable from Crestline for working capital was $5.1 million.

NOTE 6.  REVENUES AND HOTEL EXPENSES

         As discussed in Note 1, the Company adopted EITF 97-2 during 1998. Revenues reflect all gross hotel operating revenues flowing to the Company as lessee, while hotel expenses represents all gross property-level expenses, excluding depreciation, management fees, real and personal property taxes, lease payments, insurance, contributions to the property improvement fund and certain other costs, which are classified as operating costs and expenses.

The following table presents the detail of revenues and hotel expenses (house profit) for 1998, 1997 and 1996 (in thousands):

                                                  1998       1997       1996
                                                  ----       ----       ----
Revenues:
       Rooms ................................   $202,029   $189,426   $164,738
       Food and beverage ....................     14,932     14,789     14,167
       Other ................................      7,344      7,674      7,138
                                                --------   --------   --------
             Total Revenues .................    224,305    211,889    186,043
                                                --------   --------   --------
Hotel expenses:
       Rooms (A) ............................     42,535     39,280     34,858
       Food and beverage (B) ................     12,950     12,657     12,133
       Other operating departments (C) ......      2,089      2,245      1,904
       General and administrative (D) .......     24,239     22,536     19,956
       Utilities (E) ........................      7,751      8,046      7,200
       Repairs, maintenance and accidents (F)      8,803      8,613      6,930
       Marketing and sales (G) ..............      2,078      2,281      2,290
       Chain services (H) ...................      9,102      7,815      6,611
                                                --------   --------   --------
             Total Hotel expenses ...........    109,547    103,473     91,882
                                                --------   --------   --------

House Profit ................................   $114,758   $108,416   $ 94,161
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

Dated:  March 30, 1999

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                               Title                         Date
---------                               -----                         ----

/s/John G. Murray                   President and                March 30, 1999
John G. Murray                      Chief Operating Officer

/s/Thomas M. O'Brien                Treasurer and Chief          March 30, 1999
Thomas M. O'Brien                   Financial Officer


/s/ John L. Harrington              Trustee                      March 30, 1999
John L. Harrington


/s/Arthur G. Koumantzelis           Trustee                      March 30, 1999
Arthur G. Koumantzelis


/s/William J. Sheehan               Trustee                      March 30, 1999
William J. Sheehan


/s/Gerard M. Martin                 Trustee                      March 30, 1999
Gerard M. Martin


/s/Barry M. Portnoy                 Trustee                      March 30, 1999
Barry M. Portnoy