Form 10-Q
period 1999-03-31
HOSPITALITY PROPERTIES TRUST
filed 1999-05-10
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999
                               OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                     Shares outstanding
               Class                                 at May 6, 1999
-------------------------------------------          ---------------------
Common shares of beneficial                          45,628,443
Interest, $.01 par value per share

                                       HOSPITALITY PROPERTIES TRUST

                                                 FORM 10-Q

                                              MARCH 31, 1999


                                                   INDEX

PART I          Financial Information (Unaudited)                                                     Page

                Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets - March 31, 1999 and
                     December 31, 1998........................................................         3

                Consolidated Statements of Income - Three Months Ended March 31, 1999 and 1998
                                                                                                       4
                Condensed Consolidated Statements of Cash Flows - Three Months Ended March
                    31, 1999 and 1998........................................................          5

                Notes to Condensed Consolidated Financial Statements.........................          6

                Item 2.

                Management's Discussion and Analysis of Financial Condition and
                    Results of Operations....................................................          8

                Item 3.

                Quantitative and Qualitative Disclosures About Market Risk...................          12

                Certain Important Factors....................................................          14

PART II         Other Information

                Item 2.

                Changes in Securities........................................................          14

                Item 6.

                Exhibits and Reports on Form 8-K.............................................          14

                Signature....................................................................          16


                                    HOSPITALITY PROPERTIES TRUST

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (in thousands)

                                                                    March 31,         December 31,
                                                                      1999                1998
                                                                  -----------         -----------
                                                                  (unaudited)

ASSETS

Real estate properties ........................................   $ 2,113,258         $ 1,887,735
Accumulated depreciation ......................................      (130,195)           (112,924)
                                                                  -----------         -----------
                                                                    1,983,063           1,774,811

Cash and cash equivalents .....................................         6,536              24,610
Restricted cash (FF&E Reserve) ................................        24,407              22,797
Other assets, net .............................................        14,668              15,420
                                                                  -----------         -----------
                                                                  $ 2,028,674         $ 1,837,638
                                                                  ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount .................................   $   414,759         $   414,753
Revolving debt ................................................       172,000                --
Security and other deposits ...................................       231,114             206,018
Other liabilities .............................................        13,209              43,010

Shareholders' equity:
    Common shares of beneficial interest,  $.01 par value,
      100,000,000 shares authorized, 45,628,443 and 45,595,539
      issued and outstanding, respectively ....................           456                 456
    Additional paid-in capital ................................     1,231,688           1,230,849
    Cumulative net income .....................................       226,403             203,507
    Dividends .................................................      (260,955)           (260,955)
                                                                  -----------         -----------
      Total shareholders' equity ..............................     1,197,592           1,173,857
                                                                  -----------         -----------
                                                                  $ 2,028,674         $ 1,837,638
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

                                     HOSPITALITY PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands, except per share amounts)
                                              (unaudited)


                                                                  For the Three         For the Three
                                                                   Months Ended         Months Ended
                                                                    March 31,             March 31,
                                                                       1999                 1998
                                                                 --------------         -------------

Revenues:
   Rental income ...............................................   $ 49,042              $ 32,474
   FF&E reserve income .........................................      4,114                 3,818
   Interest income .............................................        117                 1,078
                                                                   --------              --------
       Total revenues ..........................................     53,273                37,370
                                                                   --------              --------

Expenses:
   Interest (including amortization of deferred finance costs of
       $554 and $1,585, respectively) ..........................      9,935                 4,239
   Depreciation and amortization ...............................     17,271                11,364
   General and administrative ..................................      3,171                 2,213
                                                                   --------              --------
       Total expenses ..........................................     30,377                17,816
                                                                   --------              --------

Income before extraordinary item ...............................     22,896                19,554
Extraordinary loss from extinguishment of debt .................       --                  (6,316)
                                                                   --------              --------
Net income .....................................................   $ 22,896              $ 13,238
                                                                   ========              ========

Weighted average shares outstanding ............................     45,614                39,779
                                                                   ========              ========


Basic earnings (loss) per common share:
Income before extraordinary item ...............................   $   0.50              $   0.49
Extraordinary item .............................................       --                   (0.16)
                                                                   --------              --------
Net income .....................................................   $   0.50              $   0.33
                                                                   ========              ========






              The accompanying notes are an integral part of these financial statements.


                                              HOSPITALITY PROPERTIES TRUST

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                       (unaudited)


                                                                                   For the Three          For the Three
                                                                                    Months Ended          Months Ended
                                                                                     March 31,              March 31,
                                                                                        1999                  1998
                                                                                   -------------          ------------

Cash flows from operating activities:
   Net income ..................................................................   $  22,896              $  13,238
   Extraordinary loss from extinguishment of debt ..............................        --                    6,316
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...........................................      17,271                 11,364
       Amortization of deferred finance costs as interest ......................         554                  1,585
       FF&E reserve income .....................................................      (4,114)                (3,818)
       Net change in assets and liabilities ....................................       1,791                  4,903
                                                                                   ---------              ---------
           Cash provided by operating activities ...............................      38,398                 33,588
                                                                                   ---------              ---------

Cash flows from investing activities:
   Real estate acquisitions ....................................................    (223,019)              (312,519)
   Increase in security and other deposits .....................................      25,096                 21,646
                                                                                   ---------              ---------
           Cash used in investing activities ...................................    (197,923)              (290,873)
                                                                                   ---------              ---------

Cash flows from financing activities:
Proceeds from issuance of common shares, net ...................................        --                   70,958
Proceeds from issuance of term debt, net of discount ...........................        --                  149,730
Repayment of credit facility ...................................................        --                 (125,000)
Draws on revolving credit facility .............................................     172,000                125,000
Deferred finance costs incurred ................................................        --                   (4,723)
Dividends paid .................................................................     (30,549)               (24,493)
                                                                                   ---------              ---------
           Cash provided by financing activities ...............................     141,451                191,472
                                                                                   ---------              ---------
Decrease in cash and equivalents ...............................................     (18,074)               (65,813)
Cash and cash equivalents at beginning of period ...............................      24,610                 81,728
                                                                                   ---------              ---------
Cash and cash equivalents at end of period .....................................   $   6,536              $  15,915
                                                                                   =========              =========

Supplemental cash flow information:
       Cash paid for interest ..................................................   $  11,680              $   2,050
Non-cash investing activities:
       Property managers' deposits in owned FF&E reserves ......................       3,845                  2,939
       Purchases of fixed assets with FF&E reserves proceeds ...................      (2,504)                  (774)




                       The accompanying notes are an integral part of these financial statements.

                                                           5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust, or the Company, and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

In 1998, the Financial Accounting Standards Board issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). We had adopted the provisions of EITF 98-9 prospectively as of May 21, 1998 (the date of the issuance of EITF 98-9) and continued to apply them until EITF 98-9 was rescinded during the fourth quarter 1998.

If EITF 98-9 was applicable for the three months ended March 31, 1999, net income would have been $21,957 ($.48/share). For the three months ended March 31, 1998 net income before extraordinary items and net income would have been $18,575 ($.47/share) and $12,259 ($0.31/share), respectively. The deferred percentage rent balance as of March 31, 1999 and 1998 would have been $939 and $979, respectively.

EITF 98-9 had no impact on our annual results of operations, rather the accounting changes required by EITF 98-9 would have, in general, deferred recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a fiscal year.

Note 2.  Shareholders' Equity

In January 1999, we paid a $0.67 per share dividend to shareholders for the quarter ended December 31, 1998. On April 5, 1999, the Trustees declared a dividend of $0.68 per share to be paid to shareholders of record as of April 20, 1999, which will be distributed on or about May 20, 1999.

On April 12, 1999, we issued 3 million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising net proceeds of approximately $72,400. The net proceeds were used to repay amounts outstanding under our revolving credit facility.

On May 5, 1999 we issued 10,000,000 common shares of beneficial interest, raising net proceeds of $253,925. The net proceeds were used to repay all amounts outstanding under our revolving credit facility and for general business purposes.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of March 31, 1999 we had $172,000 outstanding on our revolving credit facility all of which was drawn during the 1999 first quarter. Proceeds from the draws were used to fund the acquisitions discussed in Note 4. The balance was reduced to zero in May 1999 with proceeds from the offerings discussed in Note 2.

Note 4.  Real Estate Properties

During the three months ended March 31, 1999, certain of our subsidiaries purchased eighteen Homestead Village(R) hotels, three Candlewood Suites(R) hotels, five TownePlace Suites by Marriott(R) hotels and one Residence Inn by Marriott(R) hotel for approximately $221,300, paid for by draws under our revolving credit facility and cash on hand.

 Subsequent to March 31, 1999, one of our subsidiaries purchased one Courtyard by Marriott(R) hotel for approximately $10,200, paid for by cash on hand.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Each of these hotels purchased in 1999 was leased to an unaffiliated party as part of a pool of properties also leased to affiliates of the seller.

Note 5.  Significant Tenant

At March 31, 1999, 53 Courtyard by Marriott(R) properties owned by one of our subsidiaries were leased to a special purpose subsidiary of Host Marriott Corporation ("Host") and managed by a subsidiary of Marriott International, Inc. (Marriott). The results of operations for the twelve weeks ended March 26, 1999 and March 27, 1998 and summarized balance sheet data of the Host Marriott subsidiary to which our Courtyard by Marriott(R) hotels are leased are as follows:

                                           Twelve weeks ended      Twelve weeks ended
                                              March 26, 1999         March 27, 1998
                                               (unaudited)             (unaudited)
                                           ------------------      ------------------
Total hotel sales
         Rooms ............................   $ 46,717                   $ 45,772
         Food and beverage ................      3,462                      3,464
         Other ............................      1,852                      1,789
                                              --------                   --------
         Total hotel sales ................     52,031                     51,025
                                              --------                   --------
Departmental expenses
         Rooms ............................     10,142                      9,562
         Food and beverage ................      3,022                      2,958
         Other operating departments ......        477                        467
         General and administrative .......      5,633                      5,340
         Utilities ........................      1,887                      1,991
         Repairs, maintenance and accidents      1,967                      1,956
         Marketing and sales ..............      1,411                        453
         Chain services ...................      1,041                      1,883
                                              --------                   --------
         Total departmental expenses ......     25,580                     24,610
                                              --------                   --------
House profit ..............................     26,451                     26,415
Subtenant retainage .......................    (12,732)                      --
                                              --------                   --------
Sublease income earned by Tenant ..........     13,719                     26,415
Other .....................................        722                       --
                                              --------                   --------
Total revenue .............................     14,441                     26,415

Investment expenses
     Base and percentage rent .............     12,357                     12,176
     FF&E contribution ....................       --                        2,551
     Management fees ......................       --                        6,264
     Real estate tax ......................       --                        1,860
     Other ................................        105                        639
                                              --------                   --------
         Total investment expenses ........     12,462                     23,490
                                              --------                   --------
Income before taxes .......................      1,979                      2,925
Provision for income taxes ................       --                       (1,170)
                                              --------                   --------
         Net income .......................   $  1,979                   $  1,755
                                              ========                   ========
                                            March 26, 1999           December 31, 1998
                                              (unaudited)
                                            --------------           -----------------
         Assets                               $ 60,570                    $58,884
         Liabilities                            39,399                     39,692
         Equity                                 21,171                     19,192

Beginning on January 1, 1999, Host subleased the 53 Courtyard by Marriott(R) properties to a subsidiary of Crestline Capital Corporation. However, Host remains the primary obligor under the leases. Accordingly, beginning January 1, 1999, Host Marriott reports rental income as compared to hotel sales in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations (dollar amounts in thousands except share and per share amounts)

Quarter Ended March 31, 1999 versus 1998

Rental income for the 1999 first quarter was $49,042, a 51% increase over rental income of $32,474 for the 1998 first quarter. This increase was due to the full impact of 51 hotels acquired in 1998 and the partial impact of 27 hotels acquired during the first quarter of 1999. Rental income is comprised principally of base rent, which was $48,102 for the 1999 first quarter, a 53% increase over base rent of $31, 495 for the 1998 first quarter. Base rents increased because of the acquisitions discussed above. Rental income also includes percentage rents which were $939 in the 1999 first quarter, substantially unchanged from percentage rent of $979 for the 1998 first quarter. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future necessary capital expenditures at our owned properties. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at these properties. The FF&E reserve income for the 1999 first quarter was $4,114, an 8% increase over FF&E reserve income for the 1998 first quarter. This increase is due principally to the impact of additional hotels owned and the increased level of total hotel sales experienced at our hotels. Interest income for the 1999 first quarter was $117, a $961 decrease from interest income of $1,078 for the 1998 first quarter. This decrease was due to a lower average cash balance in the 1999 period versus the 1998 period.

Interest expense for the 1999 first quarter was $9,935, a 134% increase over interest expense of $4,239 for the 1998 first quarter. The increase was due to higher average borrowing during the 1999 period. Borrowings increased primarily as a result of three separate issuances of senior unsecured notes in February, November and December of 1998 for a total of $415,000. Depreciation and amortization expense for the 1999 first quarter was $17,271, a 52% increase over depreciation and amortization expense of $11,364 for the 1998 first quarter. This increase was due principally to the full quarter's impact of the depreciation of 51 hotels acquired in 1998 and the partial impact of 27 hotels acquired during the first quarter of 1999. General and administrative expense for the 1999 first quarter was $3,171, a 43% increase over general and administrative expense in the 1998 first quarter. This increase is due principally to the impact of additional hotels purchased in 1998 and in the first quarter of 1999.

Income before extraordinary item for the 1999 first quarter was $22,896, a 17% increase over income before extraordinary item for the 1998 first quarter. The increase was primarily due to higher rental income partially offset by increases in depreciation and interest expense. These increases were due primarily to the impact of hotel acquisitions during 1998 and in the first quarter 1999.

On a per share basis, income before extraordinary item was $0.50, a 2% increase over the 1998 first quarter. The increase was due to the effect of acquisitions discussed above, partially offset by the increase in the weighted average shares outstanding that resulted from our common share issuances during 1998.

Funds from operations, or FFO, is defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into refurbishment escrows which are not included in revenue. Cash available for distribution, or CAD, is FFO less refurbishment escrows plus amortization of deferred financing costs and other non-cash charges. For the quarter ended March 31, 1999, FFO was $43,238 ($.95 per share) and CAD was $36,909 ($.81 per share). FFO and CAD were $33,717 ($.85 per share) and $28,957 ($.73 per share), respectively, in the 1998 period. Growth in FFO and CAD is primarily related to the effects on revenues and expenses of acquisitions in 1998 and 1999.

Cash flow provided by (used for) operating, investing and financing activities was $38,398, ($197,923) and $141,451, respectively, for the quarter ended March 31, 1999. Cash flow from operations in 1999 increased 14% from $33,588 in 1998 primarily due to the impact on rental revenue from investments made in 1998 and 1999. Cash used in investing activities and provided by financing activities decreased in 1999 from 1998 levels primarily because of investments in and related financing of 25 hotels during the first quarter 1998 for $312,519 versus the investment in and related financing of 27 hotels during the first quarter 1999 for $223,019.

Our total assets increased to $2.0 billion as of March 31, 1999 from $1.8 billion as of December 31, 1998. The increase resulted primarily from hotel acquisitions completed in the first quarter of 1999.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

During the three months ended March 31, 1999, certain of our subsidiaries acquired 18 Homestead Village(R) hotels, three Candlewood Suites(R) hotels, five TownePlace Suites by Marriott(R) hotels, and one Residence Inn by Marriott(R) hotel for $223,019. Cash used to make these acquisitions plus closing costs was funded with proceeds from draws under our revolving credit facility and cash on hand.

Subsequent to March 31, 1999, one of our subsidiaries purchased one Courtyard by Marriott(R) hotel for approximately $10,205. Cash used to make this purchase plus closing costs was funded primarily with cash on hand. We have agreed to acquire an additional six hotels from Marriott International for an additional total investment of approximately $64,744. The acquisition of these six hotels is expected to occur during the remainder of 1999.

At March 31, 1999, we had $6,532 of cash and cash equivalents and $172,000 outstanding on our revolving credit facility, with the ability to draw up to an additional $128,000. From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission, or the SEC. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC. After giving effect to our $75 million preferred share issuance in April 1999, we have $1.3 billion available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plans and the funding of our existing commitments.

On April 12, 1999, we issued three million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising gross proceeds of $75,000 (net proceeds of $72,400). The net proceeds were used to repay amounts outstanding under our revolving credit facility.

All our investments are leased to and operated by third parties. All costs of operating and maintaining the hotel properties are borne by our tenants and operators. All of our leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E Reserve"). We use funds escrowed in the FF&E reserve accounts for capitalized improvements and replacements to, and refurbishment of, our hotels. Capital expenditures for routine maintenance, replacement and refurbishment of our properties are required to be paid for from funds in cash FF&E Reserves. As of March 31, 1999, we and our several tenants had approximately $31,312 on deposit in these refurbishment escrow accounts.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, we must meet certain requirements including the distribution of at least 95% of its taxable income to its shareholders. As a REIT, we expect not to be subject to federal income taxes.

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

Dividends with respect to the fourth quarter 1998 results of $0.67 per share were distributed in January 1999. Dividends declared with respect to first quarter 1999 results of $0.68 per share will be paid to shareholders on or about May 20, 1999. Dividends for a year in excess of taxable income for that year constitute return of capital.

Funding  for  current  expenses  and   distributions  is  provided  for  by  our
operations, which are primarily comprised of leasing activity related to owned properties.

Property Leases

As of March 31, 1999 we own or are committed to purchase 204 hotels which are grouped into eleven combinations and leased to separate affiliates of publicly owned hotel companies including Marriott, Host Marriott Corporation ("Host"), Crestline Capital Corporation ("Crestline"), Patriot American Hospitality Corp. and Wyndham International, Inc. (collectively "Wyndham"), Homestead Village ("Homestead"), Candlewood Hotel Company ("Candlewood") and ShoLodge, Inc. ("ShoLodge"). The tables on the following pages summarize the key terms of our leases and the operating results of our tenants.

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

Tenant                  Subsidiary of      Subsidiary of          Subsidiary of         Subsidiary of          Subsidiary of
                       Host subleased     Host subleased            Marriott               Marriott              Marriott
                      to subsidiary of   to subsidiary of
                          Crestline          Crestline

Manager                 Subsidiary of      Subsidiary of          Subsidiary of         Subsidiary of          Subsidiary of
                          Marriott           Marriott               Marriott               Marriott              Marriott

Investment at
March 31, 1999
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

Renewal Options (2)    3 for 12 years     1 for 10 years,        1 for 12 years,        2 for 10 years        2 for 10 years
                            each          2 for 15 years         1 for 10 years              each                  each
                                               each

Current Annual
Minimum Rent (000's)       $50,646            $17,290                $14,881               $12,938                $21,322

Percentage Rent (3)         5.0%               7.5%                   7.0%                   7.0%                  7.0%

First quarter
1999: Occupancy             79.1%               81.2%                 80.5%                74.4% (4)             70.6% (5)
          ADR              $92.42             $100.77                $85.51              $105.68 (4)            $82.18 (5)
          RevPAR           $73.10             $ 81.83                $68.84               $78.63 (4)            $58.02 (5)

1998: Occupancy             78.0%               82.7%                 77.3%
          ADR              $91.83             $103.32                $82.15                  (6)                    (6)
          RevPAR           $71.63             $ 85.45                $63.50
===================================================================================================================================

(1)  Amount includes $126.7 million  invested as of March 31, 1999, $10.2 million invested since March 31, 1999 and $64.7 million in commitments expected to be funded later in 1999.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides for payment of a percentage of increases in total hotel sales over base year levels to us as additional rent.

(4)  Data  includes two hotels that were open for less than one full year as of March 31, 1999 and four which opened in the first quarter of 1998.

(5)  Data includes ten hotels open as of March 31, 1999, including three opened in 1999 and three opened in the fourth quarter of
     1998.

(6)  Because a majority of these  properties  have  operating  histories of less than one year as of the  beginning of the period presented, a display of comparative operating results is not meaningful.

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

Tenant                  Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of
                           Patriot         Patriot        ShoLodge       Candlewood     Candlewood      Homestead

Manager                 Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of
                           Wyndham         Wyndham        ShoLodge       Candlewood     Candlewood      Homestead

Investment at
March 31, 1999 (000's)     $182,570       $240,000        $140,000        $118,500       $142,400        $145,000

Security Deposits
(000's)                    $18,325         $15,000        $14,000         $12,081         $14,253        $15,960

End of Initial Lease
Term                         2012           2015            2008            2011           2011            2015

Renewal Options (1)        4 for 12       4 for 12        5 for 10        3 for 15       3 for 15        2 for 15
                          years each      years each     years each      years each     years each      years each

Current Annual
Minimum Rent (000's)       $18,325         $25,000        $14,000         $12,081         $14,253        $15,960

Percentage Rent (2)          8.0%           7.5%            8.0%           10.0%           10.0%          10.0%

First quarter
1999: Occupancy (3)          69.7%           78.3%          60.5%         63.7% (4)       62.1% (5)       70.9% (6)
          ADR (3)          $104.87         $122.31         $79.68        $58.62 (4)      $60.48 (5)      $52.97 (6)
          RevPAR (3)        $73.09          $95.77         $48.21        $37.44 (4)      $37.56 (5)      $37.56 (6)

1998: Occupancy (3)          76.3%           79.5%          62.0%         62.8%                           76.1% (7)
          ADR (3)          $104.81         $123.54         $78.49        $54.17            (5)           $42.80 (7)
          RevPAR (3)        $79.97          $98.21         $48.66        $34.02                          $32.57 (7)

=====================================================================================================================

(1)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(2)  Each lease  provides for payment of a  percentage  of increases in total hotel sales over base year levels to us as additional rent.

(3)  Includes information for periods prior to the acquisition of certain properties by us.

(4)  Data includes two hotels that were open for less than one full year as of March 31, 1999.

(5)  Data includes 13 hotels that were open for less than one full year as of March 31, 1999.  Because these  properties have  operating  histories  of less  than one year as of the  beginning  of the  period  presented,  a  display  of comparative operating results is not meaningful.

(6)  Data includes four hotels that were open for less than one full year as of March 31, 1999.

(7)  Data includes 14 hotels, including 12 hotels that were open for less than one full year as of March 31, 1998.

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

Our business is heavily dependent upon the efforts of our third party tenants and their affiliates which operate all of our hotels. Our leases and other contractual relationships require these operators to conduct the daily operations of our hotels and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. As such, our activities related to year 2000 issues that might effect the systems used by our operators (which include reservations, financial, accounting, personnel, payroll, payables and other systems) have been limited to inquiry and evaluation of our operators' preparedness and contingency plans. Each tenant and operator as of March 31, 1999 (including Marriott, Host, Wyndham, Candlewood, Homestead and ShoLodge) has responded to our inquiries related to the year 2000. Based on operator responses to these inquiries, we believe that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providors to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe the efforts of our tenants and their contingency plans described in their responses will be or are adequate to address year 2000 concerns, there can be no guarantee that the systems of other companies on which we rely will be year 2000 compliant on a timely basis and will not have a material effect on us. Our costs related to the year 2000 issues are expected to be zero.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with interest rate changes. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. Furthermore, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage such exposure in the near future. At March 31, 1999, our total outstanding debt consisted of three issues of fixed rate, senior unsecured notes:

Principal Balance        Coupon        Maturity         Interest Payments Due
-----------------        ------        --------         ---------------------
$115 million              8 1/4%         2005                  Monthly
$150 million              7%             2008               Semi-Annually
$150 million              8 1/2%         2009                  Monthly

No principal repayments are due under these notes until maturity. Hypothetically, if at maturity these notes were refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $2 million. Based on the balances outstanding as of March 31, 1999, a hypothetical immediate 1/2 percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $13 million.

Each of our fixed rate debt arrangements allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value. In any event, these prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing at lower rates prior to maturity.

Our line of credit bears interest at floating rates and has a maturity in 2002. As March 31, 1999, there was $172,000 outstanding and $128,000 was available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our acquisition commitments. As of March 31, 1999, our acquisition commitments totaled approximately $67,000 (excluding closing costs), net of security deposits. Assuming these commitments were funded with borrowings under our revolving credit facility, and assuming interest rates increased 1/2 percentage point, our annualized interest cost would increase by approximately $335. Repayments under the revolving credit facility may be made at any time without penalty.

                            CERTAIN IMPORTANT FACTORS

Our quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations, our Trustees or officers with respect to the declaration or payment of distributions, the effect of Year 2000 issues, our policies and plans regarding investments, financings or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting us or our hotels' financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our hotels and general changes in economic conditions not presently contemplated. The accompanying information contained in this Form 10-Q including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation," identifies other important factors that could cause such differences.

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

PART II        Other Information

Item 2.  Changes in Securities

               In February 1999 we issued 32,904 common shares to REIT Management & Research, Inc. in payment of an incentive fee of $846,340 for services rendered during 1998 based upon a per common share price of $25.7220. These restricted securities were issued pursuant to the exemption from registration provided under
               Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         27.      Financial Data Schedule.

         (b)   Reports on Form 8-K

         (i)      Current Report on Form 8-K, dated February 11, 1999, reporting
                  (a) management's discussion and analysis of results of operations and financial condition and (b) consolidated financial statements and related schedule of Hospitality Properties Trust for the years ended December 31, 1998, 1997 and 1996 (Items 5 and 7).

         (ii) Current Report on Form 8-K, dated March 23, 1999, (a) reporting unaudited consolidated pro forma financial statements and other data and (b) filing as exhibits certain material contracts, a computation of pro forma ratio of earnings to fixed charges, a computation of pro forma ratio of earnings to combined fixed charges and preferred dividends and accountants' consents (Item 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOSPITALITY PROPERTIES TRUST


                              /S/Thomas M. O'Brien
                              Thomas M. O'Brien
                              Treasurer and Chief Financial Officer
                              (authorized officer and principal
                              financial officer)
                              Dated:  May 10, 1999