Form 10-Q
period 1999-06-30
HOSPITALITY PROPERTIES TRUST
filed 1999-08-11
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                 Shares outstanding
               Class                             at August 9, 1999
--------------------------------------           ---------------------
Common shares of beneficial                      56,449,743
Interest, $0.01 par value per share

HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                  JUNE 30, 1999


                               INDEX

PART I   Financial Information (Unaudited)                                Page

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1999 and
              December 31, 1998..............................................3

         Consolidated Statements of Income - Three and Six Months Ended
             June 30, 1999 and 1998..........................................4

         Condensed Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1999 and 1998....................................5

         Notes to Condensed Consolidated Financial Statements................6

         Item 2.

         Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................8

         Item 3.

         Quantitative and Qualitative Disclosures About Market Risk..........13

         Certain Important Factors...........................................15

PART II  Other Information

         Item 2.

         Changes in Securities...............................................15

         Item 4.

         Submission of Matters to a Vote of Security Holders.................15

         Item 6.

         Exhibits and Reports on Form 8-K....................................15

         Signature...........................................................17

                                  HOSPITALITY PROPERTIES TRUST

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands except share amounts)

                                                                       June 30,     December 31,
                                                                        1999            1998
                                                                     -----------    -----------
                                                                     (unaudited)

ASSETS

Real estate properties ...........................................   $ 2,225,410    $ 1,887,735
Accumulated depreciation .........................................      (148,621)      (112,924)
                                                                     -----------    -----------
                                                                       2,076,789      1,774,811

Cash and cash equivalents ........................................        94,692         24,610
Restricted cash (FF&E Reserves) ..................................        26,931         22,797
Other assets, net ................................................        13,795         15,420
                                                                     -----------    -----------
                                                                     $ 2,212,207    $ 1,837,638
                                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount ....................................   $   414,766    $   414,753
Revolving debt ...................................................          --             --
Security and other deposits ......................................       243,014        206,018
Other liabilities ................................................        14,740         43,010

Shareholders' equity:
    Series A  Preferred shares, 9 1/2% Cumulative Redeemable; no par value; 100,000,000 shares authorized; 3,000,000 and zero shares issued and outstanding, respectively; liquidation
      preference of $75,000 and zero, respectively ...............        72,438           --

    Common shares of beneficial interest,  $0.01 par value,
      100,000,000 shares authorized, 56,441,743 and 45,595,539
      issued and outstanding, respectively .......................           564            456
    Additional paid-in capital ...................................     1,506,199      1,230,849
    Cumulative net income ........................................       252,469        203,507
    Dividends ....................................................      (291,983)      (260,955)
                                                                     -----------    -----------
      Total shareholders' equity .................................     1,539,687      1,173,857
                                                                     -----------    -----------
                                                                     $ 2,212,207    $ 1,837,638
                                                                     ===========    ===========

            The accompanying notes are an integral part of these financial statements.

                                      HOSPITALITY PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands, except per share amounts)
                                               (unaudited)



                                                    For the Three Months            For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                    1999           1998              1999       1998
                                                  ---------     ---------          --------   --------
Revenues:
   Rental income ..............................   $ 52,997      $ 40,430           $102,039   $ 72,904
   FF&E reserve income ........................      4,954         3,642              9,068      7,460
   Interest income ............................      1,040           122              1,157      1,200
                                                  --------      --------           --------   --------
       Total revenues .........................     58,991        44,194            112,264     81,564
                                                  --------      --------           --------   --------

Expenses:
   Interest (including amortization of deferred
       finance costs of $645, $290, $1,199 and
       $1,879, respectively) ..................      9,759         5,156             19,694      9,395
   Depreciation and amortization ..............     18,426        13,763             35,697     25,127
   General and administrative .................      3,196         2,605              6,367      4,818
                                                  --------      --------           --------   --------
       Total expenses .........................     31,381        21,524             61,758     39,340
                                                  --------      --------           --------   --------

Income before extraordinary item ..............     27,610        22,670             50,506     42,224
Extraordinary item:  loss from early
       extinguishment of debt .................       --            (298)              --       (6,614)
                                                  --------      --------           --------   --------
Net income ....................................     27,610        22,372             50,506     35,610
Preferred dividends ...........................      1,544          --                1,544       --
                                                  --------      --------           --------   --------
Net income available for common shareholders ..   $ 26,066      $ 22,372           $ 48,962   $ 35,610
                                                  --------      --------           --------   --------

Weighted average shares outstanding ...........     51,590        42,397             48,618     41,097
                                                  ========      ========           ========   ========


Basic earnings per common share:
Income before extraordinary item available for    $   0.51      $   054           $   1.01   $   1.03
       common shareholders
Extraordinary item ............................       --           (0.01)              --        (0.16)
                                                  --------      --------           --------   --------
Net income available for common shareholders ..   $   0.51      $   0.53           $   1.01   $   0.87
                                                  ========      ========           ========   ========

               The accompanying notes are an integral part of these financial statements.


                                     HOSPITALITY PROPERTIES TRUST

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                              (unaudited)


                                                                       For the Six       For the Six
                                                                       Months Ended      Months Ended
                                                                         June 30,          June 30,
                                                                           1999             1998
                                                                      --------------    -------------

Cash flows from operating activities:
   Net income ......................................................   $  50,506         $  35,610
   Extraordinary loss from extinguishment of debt ..................        --               6,614
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...............................      35,697            25,127
       Amortization of deferred finance costs as interest ..........       1,199             1,879
       FF&E reserve income .........................................      (9,068)           (7,460)
       Net change in assets and liabilities ........................       3,581             5,127
                                                                       ---------         ---------
           Cash provided by operating activities ...................      81,915            66,897
                                                                       ---------         ---------

Cash flows from investing activities:
   Real estate acquisitions ........................................    (332,741)         (425,038)
   Increase in security and other deposits .........................      36,996            39,618
                                                                       ---------         ---------
           Cash used in investing activities .......................    (295,745)         (385,420)
                                                                       ---------         ---------

Cash flows from financing activities:
   Proceeds from issuance of preferred shares, net .................      72,438              --
   Proceeds from issuance of common shares, net ....................     274,595           127,746
   Proceeds from issuance of term debt, net of discount ............        --             149,730
   Repayment of credit facility ....................................    (172,000)         (209,000)
   Draws on revolving credit facility ..............................     172,000           226,000
   Deferred finance costs incurred .................................        --              (5,830)
   Dividends paid to preferred shareholders ........................      (1,544)             --
   Dividends paid to common shareholders ...........................     (61,577)          (51,037)
                                                                       ---------         ---------
           Cash provided by financing activities ...................     283,912           237,609
                                                                       ---------         ---------
Increase (decrease) in cash and equivalents ........................      70,082           (80,914)
Cash and cash equivalents at beginning of period ...................      24,610            81,728
                                                                       ---------         ---------
Cash and cash equivalents at end of period .........................   $  94,692         $     814
                                                                       =========         =========

Supplemental cash flow information:
       Cash paid for interest ......................................   $  18,450         $   4,148
Non-cash investing activities:
       Property managers' deposits in owned FF&E reserves ..........       8,115             6,680
       Purchases of fixed assets with funds from FF&E reserves .....      (4,934)           (3,702)



              The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

In 1998, the Financial Accounting Standards Board issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). We had adopted the provisions of EITF 98-9 prospectively as of May 21, 1998 (the date of the issuance of EITF 98-9) and continued to apply them until EITF 98-9 was rescinded during the fourth quarter 1998.

If EITF 98-9 was applicable for the three and six months ended June 30, 1999, net income available for common shareholders would have been $25,032 ($0.49/share) and $46,988 ($0.97/share), respectively. If EITF 98-9 was applicable for the entire 1998 periods, for the three and six months ended June 30, 1998 income before extraordinary item and net income available for common shareholders would have been $21,668 ($0.51/share) and $40,243 ($0.98/share) and $21,370 ($0.50/share) and $33,629 ($0.82/share), respectively. The deferred percentage rent balance as of June 30, 1999 and 1998 would have been $1,974 and $1,981, respectively.

EITF 98-9 had no impact on our annual results of operations during 1998, the only year EITF 98-9 was in effect, rather the accounting changes required by EITF 98-9 deferred recognition of certain percentage rental income from the second and third quarters to the fourth quarter within a fiscal year.

Note 2.  Shareholders' Equity

In May 1999, we paid a $0.68 per share dividend to common shareholders for the quarter ended March 31, 1999. On July 14, 1999, our Trustees declared a dividend of $0.69 per common share to be paid to common shareholders of record as of July 27, 1999, which will be distributed on or about August 19, 1999.

In April 1999 we issued 3 million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising net proceeds of approximately $72,438. The net proceeds were used to repay amounts outstanding under our revolving credit facility. On May 18, 1999, our Trustees declared a dividend on the preferred shares of $0.51459 per preferred share to be paid to preferred shareholders of record as of June 15, 1999, which was distributed on June 30, 1999.

In May and June 1999 we issued 10,812,400 common shares of beneficial interest, raising net proceeds of $274,595. The net proceeds were used to repay all amounts outstanding under our revolving credit facility, acquire hotels and for general business purposes.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of June 30, 1999, we had zero outstanding on our revolving credit facility. During the first quarter of 1999 we borrowed $172,000 to partially fund acquisitions. The balance was reduced to zero in May 1999 with proceeds from the offerings discussed in Note 2.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Note 4.  Real Estate Properties

During the six months ended June 30, 1999, certain of our subsidiaries purchased three Candlewood Suites(R) hotels, eighteen Homestead Village(R) hotels, three Residence Inn by Marriott(R) hotels, one Courtyard by Marriott(R) hotel, six
TownePlace Suites by Marriott(R) hotels and six Sumner Suites(R) for approximately $332,741, paid for with the proceeds from the offerings discussed in Note 2 and cash on hand.

Each of these hotels is leased as part of a pool of properties to affiliates of the sellers.

Note 5.  Significant Tenant

At June 30, 1999, 53 Courtyard by Marriott(R) properties which we own were leased to a special purpose subsidiary of Host Marriott Corporation ("Host") and managed by a subsidiary of Marriott International, Inc. ("Marriott"). The results of operations for the twenty-four weeks ended June 18, 1999, and June 19, 1998, and summarized balance sheet data of the Host subsidiary to which our Courtyard by Marriott(R) hotels are leased are as follows (000s):

                                         Twenty-four weeks     Twenty-four weeks
                                               ended                 ended
                                           June 18, 1999         June 19, 1998
                                            (unaudited)            (unaudited)
                                         -----------------     -----------------

Total hotel sales
         Rooms ............................   $  97,106              $  94,993
         Food and beverage ................       7,135                  7,025
         Other ............................       3,859                  3,640
                                              ---------              ---------
         Total hotel sales ................     108,100                105,658
                                              ---------              ---------
Departmental expenses
         Rooms ............................      20,969                 19,595
         Food and beverage ................       6,146                  5,893
         Other operating departments ......       1,032                  1,005
         General and administrative .......      11,386                 10,970
         Utilities ........................       3,485                  3,587
         Repairs, maintenance and accidents       4,028                  4,022
         Marketing and sales ..............       2,979                    943
         Chain services ...................       2,335                  4,015
                                              ---------              ---------
         Total departmental expenses ......      52,360                 50,030
                                              ---------              ---------
House profit ..............................      55,740                 55,628
Subtenant retainage .......................     (27,671)                  --
                                              ---------              ---------
Sublease income earned by Tenant ..........      28,069                 55,628
Other .....................................       1,211                   --
                                              ---------              ---------
Total revenue .............................      29,280                 55,628

Investment expenses
     Base and percentage rent .............      24,713                 24,480
     FF&E contribution ....................        --                    5,283
     Management fees ......................        --                   13,193
     Real estate tax ......................        --                    3,681
     Other ................................          91                  1,129
                                              ---------              ---------
         Total investment expenses ........      24,804                 47,766
                                              ---------              ---------
Income before taxes .......................       4,476                  7,862
Provision for income taxes ................        --                    3,145
                                              ---------              ---------
         Net income .......................   $   4,476              $   4,717
                                              =========              =========

                                             June 18, 1999     December 31, 1998
                                               (unaudited)
                                             --------------    -----------------
         Assets                               $  65,016           $  58,884
         Liabilities                             41,348              39,692
         Equity                                  23,668              19,192

Beginning on January 1, 1999, Host subleased these 53 Courtyard by Marriott(R) properties to a subsidiary of Crestline Capital Corporation ("Crestline"). However, Host remains the primary obligor under the leases. Accordingly, beginning January 1, 1999, Host reports rental income as compared to hotel sales in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands except per share amounts)

Three Months Ended June 30, 1999 versus 1998

Rental income for the 1999 second quarter was $52,997, a 31% increase over rental income of $40,430 for the 1998 second quarter. This increase was due to the full impact on rent of 51 hotels acquired in 1998, 27 hotels acquired in the first quarter of 1999 and the partial impact on rent of 10 hotels acquired during the second quarter of 1999. Rental income is comprised principally of minimum rent, which was $51,963 for the 1999 second quarter, a 32% increase over minimum rent of $39,428 for the 1998 second quarter. Minimum rent increased because of the acquisitions discussed above. Rental income also includes percentage rents which were $1,034 in the 1999 second quarter, a 3% increase over percentage rent of $1,002 for the 1998 second quarter. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures at our properties. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at the properties. The FF&E reserve income for the 1999 second quarter was $4,954, a 36% increase over FF&E reserve income for the 1998 second quarter of $3,642. This increase is due principally to the impact of additional hotels owned and the increased level of total hotel sales experienced at our hotels. Interest income for the 1999 second quarter was $1,040, a $918 increase from interest income of $122 for the 1998 second quarter. This increase was due to a higher average cash balance in the 1999 period versus the 1998 period offset slightly by a lower average interest rate.

Interest expense for the 1999 second quarter was $9,759, an 89% increase over interest expense of $5,156 for the 1998 second quarter. The increase was due to higher average borrowing during the 1999 period. Borrowing increased primarily as a result of two separate issuances of senior unsecured notes in November and December 1998 for a total of $265,000. Depreciation and amortization expense for the 1999 second quarter was $18,426, a 34% increase over depreciation and amortization expense of $13,763 for the 1998 second quarter. This increase was due principally to the full quarter's impact of the depreciation of 51 hotels acquired in 1998, 27 hotels acquired in the first quarter of 1999 and the partial impact of the depreciation of 10 hotels acquired during the second quarter of 1999. General and administrative expense for the 1999 second quarter was $3,196, a 23% increase over general and administrative expense of $2,605 in the 1998 second quarter. This increase is due principally to the impact of additional hotels purchased throughout 1998 and in the first half of 1999 on advisory fees.

Income before extraordinary item for the 1999 second quarter was $27,610, a 22% increase over income before extraordinary item for the 1998 second quarter of $22,670. The increase was primarily due to higher rental income partially offset by increases in depreciation and interest expense. These increases were primarily the result of hotel acquisitions and debt issuances discussed above.

Net income available for common shareholders for the 1999 second quarter was $26,066, a 17% increase over net income available for common shareholders for the 1998 period of $22,372. The increase due to the net effect of the factors discussed above was partially offset by preferred dividends in the 1999 period.

On a per share basis, income before extraordinary item available for common shareholders was $0.51, a 6% decrease from the 1998 second quarter. The decrease results from the net effect of the factors discussed above, offset by the 22% increase in the weighted average shares outstanding that resulted from our common share issuances during 1998 and in the second quarter of 1999.

Funds from operations, or FFO, is defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus deposits made into refurbishment escrows which are not included in revenue. Cash available for distribution, or CAD, is FFO less refurbishment escrows plus amortization of deferred financing costs and other non-cash charges. For the three months ended June 30, 1999, FFO was $47,854 ($0.93 per share) and CAD was $40,525 ($0.79 per share). FFO was $38,794 ($0.92 per share) and CAD was $33,331($0.79 per share) in the 1998 period. Growth in FFO and CAD is primarily related to the effects on revenues and expenses of acquisitions in 1998 and 1999 discussed above.

Six Months Ended June 30, 1999 versus 1998

Rental income for the first six months of 1999 was $102,039, a 40% increase over rental income of $72,904 for the first six months of 1998. This increase was due to the full impact of 51 hotels acquired in 1998, and the partial impact of 37 hotels acquired in the first half of 1999. Minimum rent was $100,065 for the first six months of 1999, a 41% increase over minimum rent of $70,923 for the first six months of 1998. Minimum rent increased because of the acquisitions discussed above. Percentage rent was $1,974 in the first six months of 1999, essentially unchanged from percentage rent of $1,981 for the first six months of 1998. The FF&E reserve income for the first six months of 1999 was $9,068, a 22% increase over FF&E reserve income for the first six months of 1998. This increase is due principally to the impact of additional hotels owned and the increased level of total hotel sales experienced at our hotels. Interest income for the first six months of 1999 was $1,157, a $43 decrease from interest income of $1,200 for the first six months of 1998. This decrease was to the net effect of a lower average interest rate offset by a higher average cash balance in the 1999 period versus the 1998 period.

Interest expense for the first six months of 1999 was $19,694, a 110% increase over interest expense of $9,395 for the first six months of 1998. The increase was primarily due to higher average borrowing during the 1999 period. Borrowing increased primarily as a result of three separate issuances of senior unsecured notes in February, November and December of 1998 for a total of $414,766, net of discount. Depreciation and amortization expense for the first six months of 1999 was $35,697, a 42% increase over depreciation and amortization expense of $25,127 for the first six months of 1998. This increase was due principally to the full impact of the depreciation of 51 hotels acquired in 1998 and the partial impact of 37 hotels acquired during 1999. General and administrative expense for the first six months of 1999 was $6,367, a 32% increase over general and administrative expense in the first six months of 1998 of $4,818. This increase is principally the impact of additional hotels purchased in 1998 and 1999.

Income before extraordinary item for the first six months of 1999 was $50,506, a 20% increase over income before extraordinary item for the first six months of 1998 of $42,224. The increase was primarily due to higher rental income, partially offset by increases in depreciation and interest expense. These increases primarily reflect the impact of hotel acquisitions during 1998 and 1999.

Net income available for common shareholders for the first six months of 1999 was $48,962, a 37% increase over income available for common shareholders for the 1998 period of $35,610. The increase due to the net effect of the factors discussed above was partially offset by preferred dividends in the 1999 period.

On a per share basis, income before extraordinary item available for common shareholders was $1.01, a 2% decrease from the 1998 income before extraordinary item available for common shareholders of $1.03. The decrease was due to the factors discussed above, offset by the 18% increase in the weighted average shares outstanding that resulted from our common share issuances during 1998 and in the second quarter of 1999.

For the six months of 1999, FFO was $91,092 ($1.87 per share) and CAD was $77,434 ($1.59 per share). FFO was $72,511 ($1.76 per share) and CAD was $62,288
($1.52 per share) in the 1998 period. Growth in FFO and CAD is primarily related to the effects on revenues and expenses of acquisitions in 1998 and 1999.

Cash flow provided by (used for) operating, investing and financing activities was $81,915, ($295,745) and $283,912, respectively, for the first six months of 1999. Cash flow from operations in 1999 increased 22% from $66,897 in 1998 primarily due to the impact on rental revenue from investments made in 1998 and 1999. Cash used in investing activities decreased in 1999 from 1998 levels primarily because of investments in 35 hotels during the first half of 1998 for $425,038 versus the investment in 37 hotels during the first half of 1999 for $332,741. Cash provided by financing activities increased from 1998 levels due to the issuance of 3 million preferred shares (net proceeds of $72,438) and 10.8 million common shares (net proceeds of $274,595) during the first six months of 1999 versus the issuance of 3,958 common shares (net proceeds of $127,746) and $149,730 of term debt (net of discount) in the first six months of 1998.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

Our total assets increased to $2.2 billion as of June 30, 1999 from $1.8 billion as of December 31, 1998. The increase resulted primarily from hotel acquisitions completed in the first six months of 1999.

In April 1999 we issued 3 million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising gross proceeds of $75,000 (net proceeds of $72,438). The net proceeds were used to repay amounts outstanding under our revolving credit facility. In May and June 1999 we issued 10,812,400 shares of beneficial interest, par value $0.01 per share, raising gross proceeds of $289,907 (net proceeds of $274,595). The net proceeds were used to repay amounts outstanding under our bank credit facility, acquire hotels and for general business purposes.

During the six months ended June 30, 1999, we purchased 18 Homestead Suites(R), three Candlewood Suites(R), three Residence Inn by Marriott(R) hotels, one Courtyard by Marriott(R) hotel, six TownePlace Suites by Marriott(R) hotels and six Sumner Suites(R) for approximately $332,741, all paid for with the proceeds from the offerings discussed above and cash on hand.

We have agreed to acquire an additional three hotels from Marriott for an additional total investment of approximately $30,826. The acquisition of these three hotels is expected to occur during the remainder of 1999.

At June 30, 1999, we had $94,692 of cash and cash equivalents and zero outstanding on our $300,000 revolving credit. From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC. Currently, we have $1.0 billion available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plan and the funding of our existing commitments.

All our investments are leased to and operated by third parties. All costs of operating and maintaining our hotels are paid by our tenants. All of our leases require a percentage (usually 5%) of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E Reserve"). Funds escrowed in the FF&E reserve accounts are used for improvements to, and refurbishment of, our hotels. As of June 30, 1999, we and our eleven tenants had approximately $35.4 million on deposit in these refurbishment escrow accounts.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code , we must meet certain requirements including the distribution of at least 95% of our taxable income to our shareholders. As a REIT, we expect not to pay federal income taxes.

Distributions are based principally on cash available for distribution, which is net income plus depreciation and amortization of real estate assets and certain non-cash charges less FF&E reserve income. Cash available for distribution may not equal cash provided by operating activities because the cash flow of the Company is affected by other factors not included in the cash available for distribution calculation.

On May 18, 1999, our Trustees declared a dividend on the preferred shares of $0.51459 per preferred share to be paid to preferred shareholders of record as of June 15, 1999, which was distributed on June 30, 1999.

Distributions with respect to the first quarter 1998 results of $0.68 per share were made in May 1999. Distributions declared with respect to second quarter 1999 results of $0.69 per share will be paid to shareholders on or about August 19, 1999. Distributions to shareholders for a year in excess of taxable income for that year constitute return of capital.

Funding  for  current  expenses  and   distributions  is  provided  for  by  our
operations, primarily our leasing of owned properties.

Property Leases

As of June 30, 1999, we own or are committed to purchase 210 hotels which are grouped into combinations and leased to eleven separate affiliates of publicly owned hotel companies including Marriott, Host Marriott, Crestline, Wyndham
International, Inc., Homestead Village, Inc., Candlewood Hotel Company and ShoLodge, Inc. The tables on the following pages summarize the key terms of our leases and the most recent operating results of our tenants.


=========================================================================================================================
Lease Pool
                        Courtyard by     Residence Inn by       Residence           Residence       Marriott(R)/Residence
                         Marriott(R)        Marriott(R)       Inn(R)/Courtyard   Inn(R)/Courtyard    Inn(R)/Courtyard(R)/
                                                              by Marriott(R)     by Marriott(R)      TownePlace Suite(R)
-------------------------------------------------------------------------------------------------------------------------

Number of Hotels             53                 18                 14                 9                       17

Number of Rooms             7,610              2,178              1,819             1,336                   2,663

Number of States             24                 14                  7                 8                       7

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

Manager                 Subsidiary of      Subsidiary of      Subsidiary of     Subsidiary of           Subsidiary of
                          Marriott           Marriott           Marriott           Marriott                Marriott

Investment at
June 30, 1999
(000s)                     $506,464           $173,223           $148,812           $129,377              $201,643 (1)

Security Deposits
(000s)                      $50,540            $17,220            $14,881            $12,938               $21,322 (1)

End of Initial Lease
Term                         2012               2010               2014               2012                    2013

Renewal Options (2)    3 for 12 years     1 for 10 years,    1 for 12 years,    2 for 10 years          2 for 10 years
                            each          2 for 15 years     1 for 10 years          each                    each
                                               each

Current Annual
Minimum Rent
(000s)                     $50,646            $17,322            $14,881           $12,938                 $21,322

Percentage Rent (3)         5.0%               7.5%               7.0%               7.0%                    7.0%

First Six Months
1999: Occupancy             81.3%              83.3%              82.5%             77.0%                   69.4%
      ADR                  $93.44            $101.47             $87.43           $103.31                  $83.90
      RevPAR               $75.97             $84.52             $72.13            $79.55                  $58.23

1998: Occupancy             80.5%              84.4%              79.8%
      ADR                  $92.31            $104.05             $84.64              (4)                     (4)
      RevPAR               $74.31             $87.82             $67.54


-------------------------------------------------------------------------------------------------------------------------

(1)  Amount includes $170.8 million  invested as of June 30, 1999 and $30.8 million in commitments  expected to be funded later in 1999. The current security  deposit of $18,094 will be increased to $21,322 as the outstanding  commitments are funded.
(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.
(3)  Each lease provides for payment to us as additional rent of a percentage of increases in total hotel sales over base year levels.
(4)  Because a majority of these properties were not open or had operating  histories of less than one year as of January
     1, 1998, a display of comparative operating results is not meaningful.

=================================================================================================================
Lease Pool
                          Wyndham(R)    Summerfield       Sumner        Candlewood     Candlewood      Homestead
                                         Suites(R)       Suites(R)       Suites(R)      Suites(R)      Village(R)
-----------------------------------------------------------------------------------------------------------------
Number of Hotels             12              15              20              17             17              18

Number of Rooms             2,321           1,822          2,409           1,839           2,053          2,399

Number of States              8               8              12              13             13              5

Tenant                  Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of
                           Wyndham         Wyndham        ShoLodge       Candlewood     Candlewood      Homestead

Manager                 Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of
                           Wyndham         Wyndham        ShoLodge       Candlewood     Candlewood      Homestead

Investment at
June 30, 1999
(000s)                     $182,570       $240,000        $205,000        $118,500       $142,400        $145,000

Security Deposits
(000s)                     $18,325         $15,000        $21,280         $12,081         $14,253        $15,960

End of Initial Lease
Term                         2012           2015          2011(1)           2011           2011            2015

Renewal Options (2)        4 for 12       4 for 12        5 for 10        3 for 15       3 for 15        2 for 15
                          years each      years each     years each      years each     years each      years each

Current Annual
Minimum Rent
(000s)                     $18,325         $25,000        $21,280         $12,081         $14,253        $15,960

Percentage Rent (3)          8.0%            7.5%           8.0%           10.0%           10.0%          10.0%

First Six Months
1999: Occupancy             71.2%           81.3%          61.1% (4)       66.7% (5)       67.1% (5)       74.0% (5)
          ADR              $99.47         $121.56         $79.34 (4)      $59.62 (5)      $59.94 (5)      $52.46 (5)
          RevPAR           $70.82          $98.83         $48.48 (4)      $39.77 (5)      $40.22 (5)      $38.82 (5)

1998: Occupancy             77.3%           83.6% (5)      61.7% (4)       68.7% (5)                       76.3% (5)
      ADR                  $98.82         $119.32 (5)     $77.71 (4)      $54.47 (5)         (6)          $44.41 (5)
      RevPAR               $76.39          $99.75 (5)     $47.95 (4)      $37.42 (5)                      $33.88 (5)

=================================================================================================================

(1)  During the second quarter of 1999 the initial lease term was extended by three years to June 30, 2011.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease provides for payment to us as additional rent of a percentage of increases in total hotel sales over base year levels.

(4)  Includes the 14 hotels owned by us throughout the 1999 period.

(5)  Includes information for periods prior to our acquisition of certain properties.

(6)  Because a majority of these properties were not open or had operating  histories of less than one year as of January
     1, 1998, a display of comparative operating results is not meaningful.

Seasonality

Our hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels will be sufficient for the tenants to pay rents on a regular basis notwithstanding seasonal fluctuations.

Year 2000

Our in-house computer systems environment is limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor. All of our computer systems (which are limited to financial reporting and accounting systems) were installed within the last two years and we believe these systems are Year 2000 compliant. All costs associated with our computer systems are the responsibility of our investment advisor.

Our business is heavily dependent upon the efforts of third party tenants and their affiliates which operate all of our hotels. Our leases and other contractual relationships require these operators to conduct the daily operations of our hotels and the scope of the operators' responsibilities includes ensuring preparedness for the year 2000. Accordingly, our activities related to year 2000 issues that might effect the systems used to run hotels (which include reservations, financial, accounting, personnel, payroll, payables and other systems) have been limited to inquiry and evaluation of our operators' preparedness and contingency plans. Each tenant and operator as of June 30, 1999 (including Marriott, Host, Wyndham, Candlewood, Homestead and ShoLodge), has responded to our inquiries related to the year 2000. Based on these responses, we believe that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providors to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe the efforts of our tenants and their contingency plans described in their responses will be or are adequate to address year 2000 concerns, there can be no guarantee that the systems of other companies on which we rely will be year 2000 compliant on a timely basis and will not have a material effect on us. Our costs related to the year 2000 issues are expected to be zero.

If the efforts of our vendors and tenants to prepare for the year 2000 were ineffective, our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses by our tenants. Continued or severe operating losses may inhibit our tenants' ability to pay rent, delay the timeliness of rent payments, or cause one or more of our tenants to ultimately default on their leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations and meet our financial operating and capital obligations.

We do not currently have a contingency plan in place in the event we, or our operators, do not successfully remedy year 2000 compliance issues that are identified in a timely manner or fail to identify any year 2000 issues. We will evaluate the status of our year 2000 compliance plan in the fourth quarter of 1999 and determine whether a plan is necessary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with interest rate changes. We manage our exposure to this market risk through our monitoring of available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. We do not foresee any significant changes in our exposure other than as described below to fluctuations in interest rates or in how we manage this exposure in the near future. At June 30, 1999, our total outstanding debt consisted of three issues of fixed rate, senior unsecured notes:

Principal Balance         Coupon            Maturity       Interest Payments Due
-----------------         ------            --------       ---------------------
$115 million               8 1/4%             2005               Monthly
$150 million               7%                 2008             Semi-Annually
$150 million               8 1/2%             2009               Monthly

No principal repayments are due under these notes until maturity. Hypothetically, if at maturity these notes were refinanced at interest rates which are 1/2 percentage point higher than shown above, our per annum interest cost would increase by approximately $2 million. Based on the balances outstanding as of June 30, 1999, a hypothetical immediate 1/2 percentage point change in interest rates would change the fair value of our fixed rate debt obligations by approximately $13 million.

Each of our fixed rate debt arrangements allow us to make repayments earlier than the stated maturity date. In some cases, we are allowed to make early repayment at par after a cutoff date and in other cases we are allowed to make prepayments only at a premium to face value. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our line of credit bears interest at floating rates and has a maturity in 2002. As June 30, 1999, there was zero outstanding and $300 million was available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our acquisition commitments and for general business purposes. As of June 30, 1999, our acquisition commitments totaled approximately $30,826 (excluding closing costs). Assuming these commitments were funded with borrowings under our revolving credit facility, and assuming interest rates increased 1/2 percentage point, our annualized interest cost would increase by approximately $154. Repayments under the revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur floating rate to fund future acquisitions or otherwise.

                            CERTAIN IMPORTANT FACTORS

This quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations, actions by our Trustees or officers with respect to the declaration or payment of distributions, the effect of Year 2000 issues, our policies and plans regarding investments, financings or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting us or our hotels' financial condition or results of operations. Readers are cautioned that forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. These factors include, without limitation, changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our hotels, and general changes in economic conditions not presently expected. The accompanying information contained in this Form 10-Q including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause these differences.

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

PART II        Other Information

Item 2.  Changes in Securities

         On May 18, 1999, pursuant to our incentive share award plan, our three independent trustees each received a grant of 300 (total 900) common shares of beneficial interest, par value $0.01 per share, valued at $26.9375 per share, the closing price of the common shares on the New York Stock Exchange on May 18, 1999. On July 23, 1999, pursuant to our incentive share award plan, our officers and certain key employees of our advisor, REIT Management & Research Inc., received grants aggregating 8,000 common shares valued at $27.00 per share, the closing price of the common shares on the New York Stock Exchange on July 23, 1999. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders

         At our regular annual meeting of shareholders held on May 18, 1999, Messrs. John L. Harrington and Barry M. Portnoy were re-elected trustees (41,205,561 voted for and votes with respect to 229,920 shares withheld for Mr. Harrington and 41,206,859 voted for and votes with respect to 228,622 shares withheld for Mr. Portnoy). The term of Messrs. Harrington and Portnoy will extend until our annual meeting of shareholders in 2002. Messrs. William J. Sheehan, Gerard M. Martin and Arthur G. Koumantzelis continue to serve as trustees with terms expiring in 2000, 2000 and 2001, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         4. Form of 9 1/2% Series A Cumulative Redeemable Preferred Share Certificate

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

         (i) Current Report on Form 8-K, dated April 7, 1999, (a) reporting the issuance of 3,000,000 9 1/2% Series A Cumulative Redeemable Preferred Shares of beneficial interest (the
                  "Series A Preferred Shares"), (b) reporting unaudited consolidated pro forma financial statements and other data and
                  (c) filing as exhibits (1) an underwriting agreement relating to 3,450,000 Series A Preferred Shares, (2) a form of articles supplementary relating to the Series A Preferred Shares, (3) a form of temporary Series A Preferred Share certificate, (4) an opinion of counsel regarding tax matters, (5) a computation of a pro forma ratio of earnings to fixed charges and (6) a computation of a pro forma ratio of earnings to combined fixed charges and preferred dividends (Items 5 and 7).

         (ii) Current Report on Form 8-K, dated April 30, 1999, (a) reporting unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 1999, (b) reporting unaudited pro forma consolidated financial statements and other data and (c) filing as exhibits (1) an underwriting agreement, dated April 7, 1999, by and among Hospitality Properties Trust and the several underwriters named therein relating to 3,450,000 Series A Preferred Shares,
                  (2) articles supplementary relating to the Series A Preferred Shares and (3) a consent of independent public accounts (Items 5 and 7).

         (iii) Current Report on Form 8-K, dated May 5, 1999, (a) reporting unaudited consolidated pro forma financial statements and other data and (b) filing as exhibits (1) an underwriting agreement, dated as of May 5, 1999, by and among Hospitality Properties Trust and the several underwriters named therein relating to 10,000,000 common shares of beneficial interest and (2) an opinion of counsel regarding tax matters (Item 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOSPITALITY PROPERTIES TRUST


                            /S/ Thomas M. O'Brien
                            Thomas M. O'Brien
                            Treasurer and Chief Financial Officer
                            (authorized officer and principal financial officer)
                            Dated:  August 11, 1999