Form 10-Q
period 1999-09-30
HOSPITALITY PROPERTIES TRUST
filed 1999-11-12
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                         Shares outstanding
               Class                                     at November 8, 1999
-------------------------------------------              -------------------
Common shares of beneficial                              56,449,743
interest, $0.01 par value per share

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                               SEPTEMBER 30, 1999


                                      INDEX

PART I   Financial Information (Unaudited)                                 Page

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1999 and
              December 31, 1998............................................. 3

         Consolidated Statements of Income - Three and Nine Months Ended
             September 30, 1999 and 1998.................................... 4

         Condensed Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 1999 and 1998.............................. 5

         Notes to Condensed Consolidated Financial Statements............... 6

         Item 2.

         Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 8

         Item 3.

         Quantitative and Qualitative Disclosures About Market Risk......... 14

         Certain Important Factors.......................................... 16

PART II  Other Information

         Item 6.

         Exhibits and Reports on Form 8-K................................... 16

         Signature.......................................................... 17


                          HOSPITALITY PROPERTIES TRUST

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                    September 30,   December 31,
                                                                        1999           1998
                                                                     -----------    -----------
                                                                     (unaudited)

ASSETS

Real estate properties ...........................................   $ 2,235,402    $ 1,887,735
Accumulated depreciation .........................................      (167,939)      (112,924)
                                                                     -----------    -----------
                                                                       2,067,463      1,774,811

Cash and cash equivalents ........................................        93,799         24,610
Restricted cash (FF&E Reserves) ..................................        24,300         22,797
Other assets, net ................................................        13,398         15,420
                                                                     -----------    -----------
                                                                     $ 2,198,960    $ 1,837,638
                                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount ....................................   $   414,773    $   414,753
Revolving debt ...................................................            --             --
Security and other deposits ......................................       243,014        206,018
Other liabilities ................................................        11,804         43,010

Shareholders' equity:
    Series A  Preferred shares, 9 1/2% Cumulative Redeemable; no par value; 100,000,000 shares authorized; 3,000,000 and zero shares issued and outstanding, respectively; liquidation
      preference of $75,000 and zero, respectively ...............        72,227             --
    Common shares of beneficial interest,  $0.01 par value,
      100,000,000 shares authorized, 56,449,743 and 45,595,539
      issued and outstanding, respectively .......................           564            456
    Additional paid-in capital ...................................     1,506,415      1,230,849
    Cumulative net income ........................................       284,418        203,507
    Preferred dividends ..........................................        (3,325)            --
    Common dividends .............................................      (330,930)      (260,955)
                                                                     -----------    -----------
      Total shareholders' equity .................................     1,529,369      1,173,857
                                                                     -----------    -----------
                                                                     $ 2,198,960    $ 1,837,638
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


                                             HOSPITALITY PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF INCOME
                                       (in thousands, except per share amounts)
                                                     (unaudited)



                                                            For the Three Months              For the Nine Months
                                                             Ended September 30,               Ended September 30,
                                                            1999            1998              1999            1998
                                                         ---------       ---------         ---------       ---------

Revenues:
   Rental income ..............................          $  55,198       $  40,798         $ 157,237       $ 113,702
   FF&E reserve income ........................              5,879           4,223            14,947          11,683
   Interest income ............................              1,266             154             2,423           1,354
                                                         ---------       ---------         ---------       ---------
       Total revenues .........................             62,343          45,175           174,607         126,739
                                                         ---------       ---------         ---------       ---------

Expenses:
   Interest (including amortization of deferred
       finance costs of $512, $321, $1,711 and
       $2,200, respectively) ..................              8,829           5,783            28,523          15,178
   Depreciation and amortization ..............             19,318          14,490            55,015          39,617
   General and administrative .................              3,791           2,790            10,158           7,608
                                                         ---------       ---------         ---------       ---------
       Total expenses .........................             31,938          23,063            93,696          62,403
                                                         ---------       ---------         ---------       ---------

Income before extraordinary item ..............             30,405          22,112            80,911          64,336
Extraordinary item:  loss from early
       extinguishment of debt .................                 --              (5)               --          (6,619)
                                                         ---------       ---------         ---------       ---------
Net income ....................................             30,405          22,107            80,911          57,717
Preferred dividends ...........................              1,781              --             3,325              --
                                                         ---------       ---------         ---------       ---------
Net income available for common shareholders ..          $  28,624       $  22,107         $  77,586       $  57,717
                                                         =========       =========         =========       =========

Weighted average shares outstanding ...........             56,448          42,884            51,257          41,685
                                                         =========       =========         =========       =========


Basic earnings per common share:
Income before extraordinary item available for
       common shareholders ....................          $    0.51       $    0.52         $    1.51       $    1.54
Extraordinary item ............................                 --              --                --           (0.16)
                                                         ---------       ---------         ---------       ---------
Net income available for common shareholders ..          $    0.51       $    0.52         $    1.51       $    1.38
                                                         =========       =========         =========       =========




                      The accompanying notes are an integral part of these financial statements.

                                       HOSPITALITY PROPERTIES TRUST

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)


                                                                           For the Nine      For the Nine
                                                                           Months Ended      Months Ended
                                                                           September 30,     September 30,
                                                                               1999              1998
                                                                           -------------     ------------

Cash flows from operating activities:
   Net income ......................................................        $  80,911         $  57,717
   Extraordinary loss from extinguishment of debt ..................               --             6,619
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...............................           55,015            39,617
       Amortization of deferred finance costs as interest ..........            1,711             2,200
       FF&E reserve income .........................................          (14,947)          (11,683)
       Deferred percentage rent ....................................               --               791
       Net change in assets and liabilities ........................              753             2,111
                                                                            ---------         ---------
           Cash provided by operating activities ...................          123,443            97,372
                                                                            ---------         ---------

Cash flows from investing activities:
   Real estate acquisitions ........................................         (334,223)         (472,380)
   Increase in security and other deposits .........................           36,996            44,588
                                                                            ---------         ---------
           Cash used in investing activities .......................         (297,227)         (427,792)
                                                                            ---------         ---------

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net ....................           72,227                --
Proceeds from issuance of common shares, net .......................          274,595           127,696
Proceeds from issuance of term debt, net of discount ...............               --           149,730
Repayment of term debt .............................................               --          (125,000)
Repayment of credit facility .......................................         (172,000)          (84,000)
Draws on revolving credit facility .................................          172,000           266,000
Deferred finance costs incurred ....................................               --            (5,427)
Dividends paid to preferred shareholders ...........................           (3,325)               --
Dividends paid to common shareholders ..............................         (100,524)          (78,886)
                                                                            ---------         ---------
           Cash provided by financing activities ...................          242,973           250,113
                                                                            ---------         ---------
Increase (decrease) in cash and equivalents ........................           69,189           (80,307)
Cash and cash equivalents at beginning of period ...................           24,610            81,728
                                                                            ---------         ---------
Cash and cash equivalents at end of period .........................        $  93,799         $   1,421
                                                                            =========         =========

Supplemental cash flow information:
       Cash paid for interest ......................................        $  29,343         $  12,205
Non-cash investing activities:
       Property managers' deposits in owned FF&E reserves ..........           13,218            10,495
       Purchases of fixed assets with funds from FF&E reserves .....          (13,444)           (6,260)




                The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

In 1998, the Financial Accounting Standards Board issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). We had adopted the provisions of EITF 98-9 prospectively as of May 21, 1998 (the date of the issuance of EITF 98-9) and continued to apply them until EITF 98-9 was rescinded during the fourth quarter 1998. If EITF 98-9 was applicable for the three and nine months ended September 30, 1999, net income available for common shareholders would have been $27,760 ($0.49/share) and $74,748 ($1.46/share), respectively. If EITF 98-9 was applicable for the entire 1998 periods, for the three and nine months ended September 30, 1998 income before extraordinary item and net income available for common shareholders would have been $22,112 ($0.52/share) and $22,107 ($0.52/share) and $62,355 ($1.50/share)
and $55,736 ($1.34/share), respectively. The deferred percentage rent balance as of September 30, 1999 and 1998 would have been $2,838 and $2,772, respectively. EITF 98-9 had no impact on our annual results of operations during 1998, the only year EITF 98-9 was in effect, rather the accounting changes required by EITF 98-9 deferred recognition of certain percentage rental income from the second and third quarters to the fourth quarter within a fiscal year.

Note 2.  Shareholders' Equity

In August 1999 we paid a $0.69 per share dividend to common shareholders for the quarter ended June 30, 1999. On October 6, 1999, our Trustees declared a dividend of $0.69 per common share to be paid to common shareholders of record as of October 20, 1999, which will be distributed on or about November 18, 1999.

In the second quarter, we issued three million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising gross proceeds of $75,000, net proceeds of $72,227. We also issued 10,812,400 common shares of beneficial interest, raising gross proceeds of $289,907, net proceeds of $274,595. The net proceeds of these offerings were used to repay all amounts outstanding under our revolving credit facility, acquire hotels and for general business purposes.

On September 8, 1999, our Trustees declared a dividend on the preferred shares of $0.59375 per preferred share to be paid to preferred shareholders of record as of September 15, 1999, which was distributed on September 30, 1999.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of September 30, 1999, we had zero outstanding on our revolving credit facility. During the first quarter of 1999, we borrowed $172,000 to partially fund acquisitions. The balance was reduced to zero in May 1999 with proceeds from the offerings discussed in Note 2.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)

Note 4.  Real Estate Properties

During the nine months ended September 30, 1999, certain of our subsidiaries purchased three Candlewood Suites(R) hotels, eighteen Homestead Village(R) hotels, three Residence Inn by Marriott(R) hotels, one Courtyard by Marriott(R) hotel, six TownePlace Suites by Marriott(R) hotels and six Sumner Suites(R) hotels for approximately $332,741, all paid for with the proceeds from the offerings discussed in Note 2 and cash on hand. Subsequent to September 30, 1999, one of our subsidiaries purchased one TownePlace Suites by Marriott(R) hotel for approximately $7,840, paid for with cash on hand.

Each of these purchased hotels is leased as part of a pool of properties to affiliates of the sellers.

Note 5.  Significant Tenant

At September 30, 1999, 53 Courtyard by Marriott(R) properties which we own were leased to a special purpose subsidiary of Host Marriott Corporation ("Host") and managed by a subsidiary of Marriott International, Inc. ("Marriott"). The results of operations for the thirty-six weeks ended September 10, 1999, and September 11, 1998, and summarized balance sheet data of the Host subsidiary to which our Courtyard by Marriott(R) hotels are leased are as follows (000s):

                                                       Thirty-six weeks ended     Thirty-six weeks ended
                                                         September 10, 1999         September 11, 1998
                                                             (unaudited)               (unaudited)
                                                       =======================     =====================
     Total hotel sales
              Rooms ............................             $147,325                  $143,528
              Food and beverage ................               10,611                    10,490
              Other ............................                5,792                     5,207
                                                             --------                  --------
              Total hotel sales ................              163,728                   159,225
                                                             --------                  --------
     Departmental expenses
              Rooms ............................               31,828                    29,946
              Food and beverage ................                9,209                     9,001
              Other operating departments ......                1,543                     1,504
              General and administrative .......               17,080                    16,749
              Utilities ........................                5,343                     5,526
              Repairs, maintenance and accidents                6,017                     6,251
              Marketing and sales ..............                4,468                     4,252
              Chain services ...................                3,536                     3,142
                                                             --------                  --------
              Total departmental expenses ......               79,024                    76,371
                                                             --------                  --------
     House profit ..............................               84,704                    82,854
     Subtenant retainage .......................               42,369                        --
                                                             --------                  --------
     Sublease income earned by Tenant ..........               42,335                    82,854
     Other .....................................                1,879                        --
                                                             --------                  --------
     Total revenue .............................               44,214                    82,854

     Investment expenses
          Base and percentage rent .............               37,132                    36,802
          FF&E contribution ....................                   --                     7,961
          Management fees ......................                   --                    19,277
          Real estate tax and other ............                  142                     7,479
                                                             --------                  --------
              Total investment expenses ........               37,274                    71,519
                                                             --------                  --------
     Income before taxes .......................                6,940                    11,335
     Provision for income taxes ................                   --                     4,534
                                                             --------                  --------
              Net income .......................             $  6,940                  $  6,801
                                                             ========                  ========

                                September 10, 1999      December 31, 1998
                                   (unaudited)
                                ------------------    -----------------------
          Assets ..............     $64,861                  $58,884
          Liabilities..........      38,729                   39,692
          Equity ..............      26,132                   19,192

Beginning on January 1, 1999, Host subleased these 53 Courtyard by Marriott(R) properties to a subsidiary of Crestline Capital Corporation ("Crestline"). However, Host remains our tenant under the leases. Accordingly, beginning January 1, 1999, Host reports rental income as compared to hotel sales in the prior year. Also in the 1999 period, FF&E contributions and management fees are paid by the subtenant, Crestline Capital Corporation ("Crestline"). House profit of $84,704 in the 1999 period reduced by the FF&E contributions required by our leases of $8,186, and further reduced by real estate taxes and other costs totaling $8,212 which are not subordinate to our rent, or $68,306 was available to pay rent to us during the 36-week 1999 period. This amount was 1.94 times the base rent ($35,164) and 1.83 times the total rent paid to us for the 36-weeks ended September 10, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands except per share amounts)

Three Months Ended September 30, 1999 versus 1998

Rental income for the 1999 third quarter was $55,198, a 35% increase over rental income of $40,798 for the 1998 third quarter. This increase was due to the impact on rent of 51 hotels acquired in 1998 and 37 hotels acquired in the first half of 1999. Rental income is comprised principally of minimum rent, which was $54,334 for the 1999 third quarter, a 33% increase over minimum rent of $40,798 for the 1998 third quarter. Minimum rent increased because of the acquisitions discussed above. Rental income also includes percentage rents which were $864 in the 1999 third quarter, a 9% increase over percentage rent of $791 (which was deferred in accordance with EITF 98-9) for the 1998 third quarter. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures at our properties. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at the properties. The FF&E reserve income for the 1999 third quarter was $5,879, a 39% increase over FF&E reserve income for the 1998 third quarter of $4,223. This increase is due principally to the impact of additional hotels owned and the increased level of total hotel sales experienced at our hotels. Interest income for the 1999 third quarter was $1,266, a $1,112 increase from interest income of $154 for the 1998 third quarter. This increase was due to a higher average cash balance in the 1999 period.

Interest expense for the 1999 third quarter was $8,829, a 53% increase over interest expense of $5,783 for the 1998 third quarter. The increase was due to higher average borrowing and an increase in the weighted average interest rate during the 1999 period. These increases primarily resulted from two separate issuances of senior unsecured notes in November ($115 million at 8 1/4%) and December ($150 million at 8 1/2%) 1998. Depreciation and amortization expense for the 1999 third quarter was $19,318, a 33% increase over depreciation and amortization expense of $14,490 for the 1998 third quarter. This increase was due principally to the full quarter's impact of the depreciation of 51 hotels acquired in 1998 and 37 hotels acquired in the first half of 1999. General and administrative expense for the 1999 third quarter was $3,791, a 36% increase over general and administrative expense of $2,790 in the 1998 third quarter. This increase is due principally to the impact of additional hotels purchased throughout 1998 and in the first half of 1999.

Income before extraordinary item for the 1999 third quarter was $30,405, a 38% increase over income before extraordinary item for the 1998 third quarter of $22,112. The increase was primarily due to higher rental income partially offset by increases in depreciation and interest expense. These increases were primarily the result of the hotel acquisitions and debt issuances discussed above.

Net income available for common shareholders for the 1999 third quarter was $28,624, a 29% increase over net income available for common shareholders for the 1998 period of $22,107 which resulted from the factors discussed above partially offset by preferred dividends in the 1999 period.

On a per share basis, income before extraordinary item available for common shareholders was $0.51, a 2% decrease from the 1998 third quarter. The decrease results from the net effect of the factors discussed above, offset by the 32% increase in the weighted average shares outstanding that resulted from our common share issuances during 1998 and in the second quarter of 1999.

Funds from operations, or FFO, is defined as net income before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus deposits made into refurbishment escrows which are not included in revenue. Cash available for distribution, or CAD, is FFO less refurbishment escrows plus amortization of deferred financing costs and other non-cash charges. For the three months ended September 30, 1999, FFO was $51,319 or $0.91 per share and CAD was $42,897 or $0.76 per share. FFO was $40,093 or $0.94 per share and CAD was $33,780 or $0.79 per share in the 1998 period. Changes in FFO and CAD are attributable to the effects on revenues and expenses of acquisition and financing activities in 1998 and 1999 discussed above.

Nine Months Ended September 30, 1999 versus 1998

Rental income for the first nine months of 1999 was $157,237, a 38% increase over rental income of $113,702 for the first nine months of 1998. This increase was due to the full impact of 51 hotels acquired in 1998, and the partial impact of 37 hotels acquired in the first half of 1999. Minimum rent was $154,399 for the first nine months of 1999, a 38% increase over minimum rent of $111,721 for the first nine months of 1998. Minimum rent increased because of the acquisitions discussed above. Percentage rents were $2,838 for the first nine months of 1999, a 2% increase over percentage rents of $2,772 for the first nine months of 1998, of which $1,981 had been recognized and $791 of which had been deferred in accordance with EITF 98-9. The FF&E reserve income for the first nine months of 1999 was $14,947, a 28% increase over FF&E reserve income for the first nine months of 1998. This increase is due principally to the impact of additional hotels owned and the increased level of total hotel sales experienced at our hotels. Interest income for the first nine months of 1999 was $2,423, a $1,069 increase from interest income of $1,354 for the first nine months of 1998. This increase was due to a higher average cash balance in the 1999 period versus the 1998 period.

Interest expense for the first nine months of 1999 was $28,523, an 88% increase over interest expense of $15,178 for the first nine months of 1998. The increase was primarily due to higher average borrowing and an increase in the weighted average interest rate during the 1999 period. These increases primarily resulted from three separate 1998 issuances of senior unsecured notes in February ($150 million at 7%), November ($115 million at 8 1/4%) and December ($150 million at 8 1/2%) of 1998 for a total of $414,773, net of discount. Depreciation and amortization expense for the first nine months of 1999 was $55,015, a 39% increase over depreciation and amortization expense of $39,617 for the first nine months of 1998. This increase was due principally to the full impact of the depreciation of 51 hotels acquired in 1998 and the partial impact of 37 hotels acquired during 1999. General and administrative expense for the first nine months of 1999 was $10,158, a 34% increase over general and administrative expense for the first nine months of 1998 of $7,608. This increase is principally the impact of additional hotels purchased in 1998 and 1999.

Income before extraordinary item for the first nine months of 1999 was $80,911, a 26% increase over income before extraordinary item for the first nine months of 1998 of $64,336. The increase was primarily due to higher rental income, partially offset by increases in depreciation and interest expense. These increases primarily reflect the impact of hotel acquisitions during 1998 and 1999.

Net income available for common shareholders for the first nine months of 1999 was $77,586, a 34% increase over income available for common shareholders for the 1998 period of $57,717. The increase was due to the net effect of the factors discussed above partially offset by preferred dividends in the 1999 period.

On a per share basis, income before extraordinary item available for common shareholders was $1.51, a 2% decrease from the 1998 income before extraordinary item available for common shareholders of $1.54. The decrease was due to the factors discussed above, offset by the 23% increase in the weighted average shares outstanding that resulted from our common share issuances during 1998 and in the second quarter of 1999.

For the first nine months of 1999, FFO was $142,411 or $2.78 per share and CAD was $120,331 or $2.35 per share. FFO was $112,604 or $2.70 per share and CAD was $96,068 or $2.30 per share in the 1998 period. Growth in FFO and CAD is primarily related to the effects on revenues and expenses of acquisitions in 1998 and 1999.

Cash flow provided by (used for) operating, investing and financing activities was $123,443, ($297,227) and $242,973, respectively, for the first nine months of 1999. Cash flow from operations in 1999 increased 27% from $97,372 in 1998 primarily due to the impact on rental revenue from investments made in 1998 and 1999. Cash used in investing activities decreased in 1999 from 1998 levels primarily because of investments in 40 hotels during the first nine months of 1998 for $465,190 versus the investment in 37 hotels during the first nine months of 1999 for $332,741. Cash provided by financing activities decreased from 1998 levels due to the issuance of 3 million preferred shares producing net proceeds of $72,227 and 10.8 million common shares producing net proceeds of $274,595, offset by an increase in preferred and common dividends during the first nine months of 1999 versus the issuance of 3,942 common shares, net proceeds of $127,696, term debt of $149,730 net of discount and net borrowings of $182,000 under our credit facility in the first nine months of 1998.

Liquidity and Capital Resources (dollar amounts in thousands except per share amounts)

Our total assets increased to $2.2 billion as of September 30, 1999 from $1.8 billion as of December 31, 1998. The increase resulted primarily from hotel acquisitions completed during 1999.

In April 1999 we issued 3 million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising gross proceeds of $75,000 and net proceeds of $72,227. The net proceeds were used to repay amounts outstanding under our revolving credit facility. In May and June 1999 we issued 10,812,400 shares of beneficial interest, par value $0.01 per share, raising gross proceeds of $289,907 and net proceeds of $274,595. The net proceeds were used to repay amounts outstanding under our revolving credit facility, acquire hotels and for general business purposes.

During the nine months ended September 30, 1999, our subsidiaries purchased eighteen Homestead Village(R) hotels, three Candlewood Suites(R), three Residence Inn by Marriott(R) hotels, one Courtyard by Marriott(R) hotel, six
TownePlace Suites by Marriott(R) hotels and six Sumner Suites(R) for approximately $332,741, all paid for with the proceeds from the offerings discussed above and cash on hand.

Subsequent to September 30, 1999, one of our subsidiaries purchased one TownePlace Suites by Marriott(R) hotel for approximately $7,840, paid for by cash on hand.

We have agreed to acquire two additional hotels from Marriott for an additional total investment of approximately $22,986. The acquisition of these two hotels is expected to occur during the remainder of 1999.

All of our leases require the tenants to post a security deposit, generally equal to one year's rent. The security deposit is payable to each tenant in the event the tenant elects not to renew its lease. The terms of some of our leases and the related guarantees require some of our tenants to deposit with us $32,442 in addition to their security deposits to secure their obligations under the leases. These guarantee deposits are payable to our tenants upon the achievement of certain operating performance thresholds at the leased properties.

At September 30, 1999, we had $93,799 of cash and cash equivalents and zero outstanding on our $300,000 revolving credit. From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC. Currently, we have $1.0 billion available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plan and the funding of our existing commitments.

All of our investments are leased to and operated by third parties. All costs of operating and maintaining our hotels are paid by our tenants. All of our leases require a percentage, usually 5%, of total hotel sales to be escrowed by the tenant or operator as a reserve for renovations and refurbishment ("FF&E Reserve"). Funds escrowed in the FF&E reserve accounts are used for improvements to, and refurbishment of, our hotels. As of September 30, 1999, we and our tenants had approximately $37,700 on deposit in these refurbishment escrow accounts.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code , we must meet certain requirements including the distribution of at least 95% of our taxable income to our shareholders.
Because we are a REIT, we expect not to pay federal income taxes.

Distributions are based principally on cash available for distribution, which is net income available for common shareholders plus depreciation and amortization of real estate assets and certain non-cash charges less FF&E reserve income. Cash available for distribution may not equal cash provided by operating activities because the cash flow of the Company is affected by other factors not included in the cash available for distribution calculation.

On September 8, 1999, our Trustees declared a dividend on the preferred shares of $0.59375 per preferred share to be paid to preferred shareholders of record as of September 15, 1999, which was distributed on September 30, 1999.

Distributions with respect to the second quarter 1999 results of $0.69 per common share were made in August 1999. Distributions declared with respect to third quarter 1999 results of $0.69 per common share will be paid to shareholders on or about November 18, 1999. Distributions to shareholders for a year in excess of taxable income for that year constitute return of capital.

Funding for current expenses and distributions is provided by our operations, primarily our leasing of owned properties.

Property Leases

As of September 30, 1999, we own or are committed to purchase 210 hotels which are grouped into combinations and leased to 11 separate affiliates of publicly owned hotel companies Marriott, Host Marriott, Crestline, Wyndham International, Inc., Homestead Village, Inc., Candlewood Hotel Company and ShoLodge, Inc. The tables on the following pages summarize the key terms of our leases and the most recent operating results of our tenants.




Lease Pool
                        Courtyard by     Residence Inn by        Residence          Residence      Marriott(R)/Residence
                         Marriott(R)        Marriott(R)       Inn(R)/Courtyard   Inn(R)/Courtyard   Inn(R)/Courtyard(R)/
                                                               by Marriott(R)     by Marriott(R)    TownePlace Suite(R)
--------------------------------------------------------------------------------------------------------------------------

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

Manager                 Subsidiary of      Subsidiary of      Subsidiary of     Subsidiary of         Subsidiary of
                          Marriott           Marriott           Marriott           Marriott              Marriott

Investment at
September 30, 1999
(000s)                    $507,933           $174,123           $148,812           $129,377            $201,643 (1)

Security Deposits
(000s)                     $50,540            $17,220            $14,881           $12,938             $21,322 (1)

End of Initial
Lease Term                  2012               2010               2014               2012                  2013

Renewal Options (2)    3 for 12 years     1 for 10 years,    1 for 12 years,    2 for 10 years        2 for 10 years
                            each          2 for 15 years     1 for 10 years          each                  each
                                               each

Current Annual
Minimum Rent (000s)        $50,793            $17,412            $14,881           $12,938               $21,322

Percentage Rent (3)         5.0%               7.5%               7.0%               7.0%                  7.0%

First Nine Months
1999: Occupancy             81.8%              83.9%              83.2%             77.3%                 72.0%
          ADR              $93.86            $101.25             $87.34           $101.44                $83.29
          RevPAR           $76.78             $84.95             $72.67             $78.41               $59.97

1998: Occupancy             81.6%              85.1%              80.7%
          ADR              $91.67            $102.97             $84.72              (4)                   (4)
          RevPAR           $74.80             $87.63             $68.37


--------------------------------------------------------------------------------------------------------------------------

(1)  Amount includes $170.8 million invested as of September 30, 1999, $7.8 million invested subsequent to September 30,
     1999 and $23.0 million in commitments  expected to be funded later in 1999. The current security deposit of $18,915 will be increased to $21,322 as the outstanding commitments are funded.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(4)  Because a majority of these properties were not open or had operating histories of less than one year as of January
     1, 1999, a display of comparative operating results is not meaningful.


Lease Pool
                           Wyndham(R)    Summerfield       Sumner        Candlewood     Candlewood      Homestead
                                           Suites(R)      Suites(R)       Suites(R)      Suites(R)      Village(R)
---------------------------------------------------------------------------------------------------------------------


Number of Hotels              12             15              20              17             17              18

Number of Rooms             2,321           1,822          2,409           1,839           2,053          2,399

Number of States              8               8              12              14             14              5

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

Investment at
September 30, 1999
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

Renewal Options (2)        4 for 12       4 for 12        5 for 10        3 for 15       3 for 15        2 for 15
                          years each      years each     years each      years each     years each      years each

Current Annual
Minimum Rent
(000s)                     $18,325         $25,000        $21,280         $12,081         $14,253        $15,960

Percentage Rent (3)          8.0%           7.5%            8.0%           10.0%           10.0%          10.0%

First Nine Months
1999: Occupancy              71.3%           82.7%        61.5% (4)       68.3% (5)      69.8% (5)       75.7% (5)
          ADR               $96.76         $121.59       $79.26 (4)      $59.44 (5)     $59.65 (5)      $51.59 (5)
          RevPAR            $68.99         $100.80       $48.74 (4)      $40.60 (5)     $41.64 (5)      $39.05 (5)

1998: Occupancy              76.5%         84.4% (5)      59.4% (4)       71.6% (5)                      75.5% (5)
          ADR               $97.64       $119.39 (5)     $78.66 (4)      $54.85 (5)         (6)         $44.83 (5)
          RevPAR            $74.69       $100.77 (5)     $46.72 (4)      $39.27 (5)                     $33.85 (5)


---------------------------------------------------------------------------------------------------------------------

(1)  During the second quarter of 1999 the initial lease term was extended by three years to June 30, 2011.

(2)  Renewal  options may be exercised  by the tenant for all, but not less than all, of the hotels  within a lease pool.

(3)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(4)  Includes the 15 hotels open throughout the entire 1999 and comparable 1998 periods.  Includes  information for periods prior to our acquisition of certain properties.

(5)  Includes information for periods prior to our acquisition of certain properties.

(6)  Because a majority of these  properties  were not open or had operating  histories of less than one year as of
     January 1, 1999, a display of comparative operating results is not meaningful.

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

Year 2000

Our in-house computer systems are limited to software and hardware developed by third parties and installed, operated and monitored by our investment advisor. All of our computer systems, which are limited to information systems, were installed within the last two years. All of our critical enterprise wide systems are warrantied in writing to be Year 2000 compliant by the manufacturer and have been tested by our investment advisor. These systems include the network hardware, the network operating system, the desktop operating system, business application software, financial accounting software and communication software. Other than those operated by our tenants, we have no critical non information technology systems, and no such systems are provided to us by our investment advisor. All costs associated with our computer systems are the responsibility of our investment advisor.

All of our properties are leased on a triple net basis and are not managed by us. Our business is heavily dependent upon the efforts of third party tenants and their affiliates which operate all of our hotels. Our leases and other contractual relationships require these operators to conduct the daily operations of our hotels and the scope of the operators' responsibilities includes ensuring preparedness for the Year 2000. Accordingly, our activities related to Year 2000 issues that might effect the systems used to run hotels, which include reservations, financial, accounting, personnel, payroll, payables and other financial, information and operating systems, have been limited to inquiry and evaluation of our operators' preparedness and contingency plans. All of our tenants are operated by public companies which have filed reports containing Year 2000 preparedness information with the SEC. As of September 30, 1999 Marriott, Host, Wyndham, Candlewood, Homestead and ShoLodge, have responded in writing to our inquiries related to the Year 2000. Based on these responses and public disclosures which we have reviewed, we believe that these operators are in the process of studying their systems and the systems of their vendors, suppliers and service providors to ensure preparedness. Current levels of preparedness are varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. While we believe the efforts of our tenants and their contingency plans described in their responses will be or are adequate to address Year 2000 concerns, there can be no guarantee that all tenant operations and those of their vendors and payors and the systems of other companies on which we rely will be Year 2000 compliant on a timely basis and will not have a material effect on us. Our costs related to the Year 2000 issues are expected to be zero.

If our efforts and the efforts of our vendors, customers and tenants to prepare for the Year 2000 were ineffective, the operation of our properties could be subject to significant adverse effects, including, but not limited to, loss of business and growth opportunities, reduced revenues and increased expenses which might cause operating losses by our tenants. Continued or severe operating losses may inhibit our tenants' ability to pay rent, delay the timeliness of rent payments, or cause one or more of our tenants to ultimately default on leases. Numerous lease defaults could jeopardize our ability to maintain our financial results of operations and meet our financial, operating and capital obligations and timely pay distributions to our shareholders.

We do not currently have a contingency plan in place in the event we, or our operators, do not successfully remedy Year 2000 compliance issues that are identified in a timely manner or fail to identify any Year 2000 issues. We will evaluate the status of our Year 2000 compliance plan in the fourth quarter of 1999 and determine whether a contingency plan is necessary.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates.

We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 1998. We do not foresee any significant changes in our exposure other than as described below to fluctuations in interest rates or in how we manage this exposure in the near future. At September 30, 1999, our total outstanding debt consisted of three issues of fixed rate, senior unsecured notes:

                           Interest Rate                                                           Total Interest
Principal Balance            Per Year            Maturity          Interest Payments Due          Expense Per Year
-----------------            --------            --------          ---------------------          ----------------

$115,000                       8 1/4%              2005                   Monthly                     $ 9,488
$150,000                        7%                 2008                Semi-Annually                   10,500
$150,000                       8 1/2%              2009                   Monthly                      12,750

No principal repayments are due under these notes until maturity. Because interest on all of our outstanding debt at September 30, 1999, is at fixed rates, changes in interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,274. Based on the balances outstanding as of September 30, 1999, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $21,000.

Each of our fixed rate debt arrangements allow us to make repayments earlier than the stated maturity date. In some cases, we are allowed to make early repayment at par after a set date and in other cases we are allowed to make prepayments only at a premium to face value. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our line of credit bears interest at floating rates and matures in 2002. As of September 30, 1999, there was zero outstanding and $300 million was available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our commitments and for general business purposes. As of September 30, 1999, our acquisition commitments totaled approximately $30,826, excluding closing costs $7,840 of which was funded subsequent to September 30, 1999, with cash on hand. Assuming these commitments were funded with borrowings under our revolving credit facility, and assuming interest rates increased 10%, our annualized interest cost would increase by approximately $198. Repayments under the revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise.

                            CERTAIN IMPORTANT FACTORS

This quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations, actions by our Trustees or officers with respect to the declaration or payment of distributions, the effect of Year 2000 issues, our policies and plans regarding investments, financings or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting us or our hotels' financial condition or results of operations. Readers are cautioned that forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. These factors include, without limitation, changes in financing terms, our ability or inability to complete acquisitions and financing transactions, Year 2000 issues, results of operations of our hotels, and general changes in economic conditions not presently expected. The accompanying information contained in this Form 10-Q including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of
Operations," identifies other important factors that could cause these differences.

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

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HOSPITALITY PROPERTIES TRUST


                       /S/Thomas M. O'Brien
                          Thomas M. O'Brien
                          Treasurer and Chief Financial Officer
                            (authorized officer and principal financial officer)
                          Dated: November 12, 1999