Form 10-K405
period 1999-12-31
HOSPITALITY PROPERTIES TRUST
filed 2000-03-30
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                                       OR
      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
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

Common Shares of Beneficial Interest              New York Stock Exchange
Series A Cumulative Redeemable                    New York Stock Exchange
Preferred Shares of  Beneficial Interest


Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates was $1,046 million based on the $20.0625 closing price per share for such stock on the New York Stock Exchange on March 22, 2000. For purposes of this calculation, 4,000,000 Common Shares of Beneficial Interest, $0.01 par value ("Common Shares") held by HRPT Properties Trust, and an aggregate of 348,495 Common Shares held by the Trustees and officers of the registrant, have been included in the number of shares held by affiliates.

Number of the  registrant's  Common  Shares,  outstanding  as of March 22, 2000:
56,462,612

The aggregate market value of the preferred stock of the registrant was $59.3 million based on the $19.75 closing price per share for such stock on the New York Stock Exchange on March 22, 2000. All of this stock was held by non-affiliates.

Number of the registrant's Series A Cumulative Redeemable Preferred Shares outstanding as of March 22, 2000: 3,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from the definitive Proxy Statement of Hospitality
Properties Trust (the "Company") for its annual meeting of shareholders currently scheduled to be held on May 16, 2000.

                                 ---------------


                            CERTAIN IMPORTANT FACTORS

         Our Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding our intent, belief or expectations, or the intent, belief or expectation of our Trustees or our officers with respect to the declaration or payment of distributions, our policies and plans regarding investments, financings, or other matters, our qualification and continued qualification as a real estate investment trust or trends affecting us or our tenants' or our hotels' financial condition or results of operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our hotels or our tenants and general changes in economic conditions not presently contemplated. The accompanying information contained in this Form 10-K, including the information under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", identifies other important factors that could cause such differences.


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


                                      HOSPITALITY PROPERTIES TRUST

                                      1999 FORM 10-K ANNUAL REPORT


                                           Table of Contents

                                                 Part I
                                                                                                   Page
Items 1. & 2.     Business and Properties......................................................     1
Item 3.           Legal Proceedings............................................................     21
Item 4.           Submission of Matters to a Vote of Security Holders..........................     21


                                                Part II

Item 5.           Market for the Registrant's Common Equity and Related Shareholders Matters...     22
Item 6.           Selected Financial Data......................................................     23
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................     24
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................     29
Item 8.           Financial Statements and Supplementary Data..................................     30
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...................................................................     30


                                                Part III

                  To be  incorporated  by reference  from our  definitive  Proxy
                  Statement for the annual meeting of shareholders currently scheduled to be held on May 16, 2000, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

                                                Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     31


Items 1. and 2.  Business and Properties

         The Company. Hospitality Properties Trust is a real estate investment trust ("REIT") formed in 1995 to buy, own and lease hotels to unaffiliated hotel operators. At December 31, 1999, we owned 210 hotels with 28,449 rooms or suites located in 35 states, which cost approximately $2,193 million. We are organized as a Maryland real estate investment trust; our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is
(617) 964-8389.

         Our principal growth strategy is to expand our investments in hotels and to set minimum rents which produce income in excess of our operating and capital costs. We seek to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants and in doing so, ensure stability of cash flow through dependable and diversified revenue sources. We believe that our operating philosophy affords us opportunities to find high quality hotel investments on attractive terms. In addition, our internal growth strategy is to participate through percentage rents in increases in total hotel sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels.

         Our hotels are leased to and managed by single purpose subsidiaries of unaffiliated public companies. Each of our tenants are herein referred to as "Lessees" and each of our operators are herein referred to as "Managers." The annual rent payable to us for our 210 hotels totals $224 million in minimum rent plus percentage rent ranging from 5% to 10% of increases in total hotel sales over a base year level. In addition to rent payments, 5-6% of total hotel sales is required to be paid and escrowed periodically by the Lessee or the Manager as a reserve for renovations and refurbishment of the hotels.

         Under the leases and management agreements, our hotels are currently operated as Marriott Hotels, Resorts and Suites(R), Courtyard by Marriott(R), Residence Inn by Marriott(R), Wyndham Garden(R), Wyndham(R), Summerfield Suites by Wyndham(R), Sumner Suites(R), Candlewood Suites(R), Homestead Village(R) or TownePlace Suites by Marriott(R). We believe that our portfolio of hotels is among the newest of publicly owned hotel REITs. The average age of our hotels is approximately 5.75 years at December 31, 1999.

         Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be glass enclosed depending upon location. Most of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 1999, over 450 Courtyard by Marriott(R) hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott(R) brand is the leading brand in the upscale segment of the United States hotel industry.

         We have invested a total of $654 million in 66 Courtyard by Marriott(R) hotels which have 9,353 rooms. For 1999, the average daily rate ("ADR"), occupancy and revenue per available room ("REVPAR") for our 59 Courtyard by Marriott(R) hotels which were open for a full year as of January 1, 1999 were as follows:

                       HPT COURTYARD BY MARRIOTT(R) HOTELS

                  ADR ................................$93.24
                  Occupancy........................... 80.0%
                  REVPAR..............................$74.59


         Residence Inn by Marriott(R) hotels are designed to attract business, governmental and family travelers who stay more than five consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 and 130 studio, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 1999, over 325 Residence Inn by Marriott(R) hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry.

         We have invested a total of $371 million in 34 Residence Inn by Marriott(R) hotels which have 4,315 suites. For 1999, the ADR, occupancy and REVPAR for our 29 Residence Inn by Marriott(R) hotels which were open for a full year as of January 1, 1999 were as follows:

                     HPT RESIDENCE INN BY MARRIOTT(R) HOTELS

                   ADR ................................$96.89
                   Occupancy........................... 83.5%
                   REVPAR..............................$80.90


         Wyndham(R) Hotels Eleven of our Wyndham(R) hotels are Wyndham Garden(R) hotels. Wyndham Garden(R) hotels are mid-sized, full service hotels located primarily near suburban business centers and airports, and are designed to attract business travelers and small business groups. Each hotel contains 140 to 250 rooms and approximately 1,500 to 5,000 square feet of meeting space. Amenities and services include large desks, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Wyndham Garden(R) hotels also feature a lobby lounge, most of which have a fireplace, libraries typically overlooking landscaped gardens and swimming pools. In addition, many Wyndham Garden(R) hotels contain whirlpool and exercise facilities. Each Wyndham Garden(R) hotel contains a cafe restaurant which serves a full breakfast, lunch and dinner menu. One Wyndham(R) hotel owned by us is a full service hotel located in downtown Salt Lake City adjacent to the Salt Lake City Delta Center. This hotel includes 381 rooms, 14,469 square feet of meeting space and two restaurants/lounges. We believe this hotel is a leading convention hotel in Salt Lake City. According to Wyndham, as of December 1999 there were 48 Wyndham Garden(R) and 44 Wyndham(R) hotels open and operating in the United States.

         The 12 Wyndham(R) and Wyndham Garden(R) hotels owned by us represent a total investment of $183 million and contain 2,321 rooms. For 1999, these hotels had ADR, occupancy and REVPAR as follows:

                              HPT WYNDHAM(R) HOTELS

                   ADR ................................$95.60
                   Occupancy........................... 70.0%
                   REVPAR..............................$66.92


         Summerfield Suites by Wyndham(R) hotels are upscale, all suite extended stay hotels which offer guests separate living and sleeping areas, full kitchens, large work areas, complimentary breakfasts and evening social hours. Private voice mail, video players, on site convenience stores and "room service" contracted from area restaurants also are generally available. In addition, Summerfield Suites by Wyndham(R) offers "signature" two bedroom, two bathroom suites designed for equal-status business travelers in training classes or attending meetings and for families on weekends. According to Wyndham, there were 37 Summerfield Suites by Wyndham(R) open and operating in the United States as of December 1999.

         The 15 Summerfield Suites by Wyndham(R) hotels which we own represent a total investment of $240 million and contain 1,822 suites (2,766 rooms). For 1999, these hotels had ADR, occupancy and REVPAR as follows:

                   HPT SUMMERFIELD SUITES BY WYNDHAM(R) HOTELS

                  ADR ................................$120.99
                  Occupancy........................... 81.3%
                  REVPAR..............................$98.36


         Sumner Suites(R) hotels are all suite hotels designed to attract value-oriented business travelers. Sumner Suites(R) hotels compete in the all suite segment of the lodging industry against such brands as Embassy Suites(R), Hampton Inn & Suites(R) and AmeriSuites(R). Each Sumner Suites(R) guest room offers an efficient space for working which includes two phones with data ports and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each Sumner Suites(R) hotel has an attractive lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all Sumner Suites(R) hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. Sumner Suites(R) hotels are generally high-rise hotels of six or seven stories and are of masonry construction.

         We have invested $205 million in our 20 Sumner Suites(R) hotels which include 2,409 guest suites. Excluding five hotels which were not open for a full year as of January 1, 1999, the ADR, occupancy and REVPAR for our Sumner Suites(R) hotels in 1999 were as follows:

                           HPT SUMNER SUITES(R) HOTELS

                     ADR ................................$78.30
                     Occupancy........................... 60.3%
                     REVPAR..............................$47.21


         Candlewood Suites(R) hotels are mid-priced extended stay hotels which offer studio and one bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites(R) hotels compete in the mid-priced extended stay segment of the lodging industry against such other brands as Sierra Suites(R), TownePlace Suites by Marriott(R) and MainStay Suites(R). Each Candlewood Suites(R) suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa, recliner, 25-inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood Suites(R) suite contains a king size bed. Other amenities offered at each Candlewood Suites(R) hotel include a fitness center, free guest laundry facilities, and a Candlewood Cupboard(R) area where guests can purchase light meals, snacks and other refreshments. According to Candlewood, there were 65 Candlewood Suites(R) hotels open and operating across the United States as of December 1999.

         We have invested $261 million in 34 Candlewood Suites(R) hotels which include 3,892 suites. Nineteen were opened during 1998. For 1999, the ADR, occupancy and REVPAR for our 15 Candlewood Suites(R) hotels which were open for a full year as of January 1, 1999 were as follows:

                         HPT CANDLEWOOD SUITES(R) HOTELS

                      ADR ................................$58.27
                      Occupancy........................... 68.9%
                      REVPAR..............................$40.15


         Homestead Village(R) hotels are extended stay hotels designed for value-oriented business travelers. Each Homestead Village(R) room features a kitchen with a full-size refrigerator, stovetop, microwave, coffee maker plus utensils and dishes. A work area is provided with a well-lighted desktop and a computer data port. Complimentary local phone calls, fax service, copy service and personalized voice-mail are also available to guests. On-site laundry and other personal care items are available. Housekeeping services are provided on a twice-weekly basis. According to Homestead, there were over 130 Homestead Village(R) hotels open as of December 1999.

         We have invested $145 million in 18 Homestead Village(R) hotels with a total of 2,399 rooms. Four of these hotels have been open less than a full year as of January 1, 1999. For 1999, the ADR, occupancy and REVPAR for our 14 Homestead Village(R) hotels which were open for a full year as of January 1, 1999 were as follows:

                         HPT HOMESTEAD VILLAGE(R) HOTELS

                     ADR ................................$49.21
                     Occupancy........................... 73.7%
                     REVPAR..............................$36.27


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

         TownePlace Suites(R) are extended-stay hotels offering studio and two-bedroom suites for business and family travelers. TownePlace Suites(R) compete in the mid-priced extended-stay segment of the lodging industry. Each suite offers a fully equipped kitchen and separate living and work areas. Other amenities offered include voice mail, data lines, on-site business services, laundry and a fitness center. According to Marriott, there were over 50 TownePlace Suites(R) open as of December 1999.

         We have invested in nine TownePlace Suites which include 938 rooms for $69 million. One of these hotels was opened in 1997, four were opened in 1998, and four opened in 1999. We believe that the current performance of our TownePlace Suites(R) hotels is not indicative of their operating potential because of their recent development.

                            PRINCIPAL LEASE FEATURES

         The principal features of our leases for the 210 hotels are as follows:

o Minimum rent. All of our leases require minimum annual rent equal to between 10% and 11% of our investment in our hotels.

o Percentage rent. All of our leases require percentage rent equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts.

o        Long term leases.  All of the leases for our hotels  expire after 2010.
         The weighted average lease term remaining for our hotels as of December 31, 1999 is 13.8 years.

o        Pooled  leases.  Each of our hotels is part of a combination of hotels.
         The tenant's lease obligations with respect to each hotel in a combination are subject to cross default with the lease obligations with respect to all the other hotels in the same combination. The smallest combination includes nine hotels with 1,336 rooms in which we have invested $129 million; the largest combination includes 53 hotels with 7,610 rooms in which we have invested $508 million.

o Geographic diversification. Each combination of hotels leased to a single tenant is geographically diversified. In addition, many of our hotels are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities and major tourist attractions.

o All or none renewals. All tenant renewal options for each combination of our hotels may only be exercised on an all or none basis and not for separate hotels.

o Security deposits. All of our leases require security deposits, generally equal to one year's minimum rent.

o FF&E reserves. All of our leases require the tenants to deposit 5-6% of gross hotel revenues into escrow to fund periodic renovations (the "FF&E Reserve"). For hotels which were open for at least one year prior to 1999 (162 hotels) the FF&E Reserve contributions in 1999 averaged $1,431 per room.

o Subordinated fees. Management fees for our hotels are subordinated to the rent due to us.

o Guarantees for new hotels. When we purchase and lease recently built hotels, we require that payment of rent be guaranteed until the operations of the hotels achieve negotiated rent coverage levels. Except for guarantors whose obligations are investment grade rated, or whose net worth is substantially in excess of the guaranteed annual minimum rent, these guarantees are secured by deposits.

o Rent coverage. We define rent coverage as combined gross hotel revenues minus all expenses which are not subordinated to rent and the required FF&E Reserve contributions divided by the aggregate rent due to us. During 1999, the 162 HPT hotels which had been open at least one year at the beginning of 1999 had rent coverage of approximately 1.5 times. All of our hotels, including 12 which opened in 1999, had rent coverage of approximately 1.4 times in 1999. We believe that these are the highest rent coverage ratios among all public hotel REITs.

         At December 31, 1999 10 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 36 years, and the ground lessors are unrelated to the sellers and to us.

         Ground rent payable under the ground leases is the responsibility of our lessees and is generally calculated as a percentage of hotel revenues. Eight of the 10 ground leases require minimum annual rent ranging from approximately $90,000 to $503,000 per year; two ground leases require rent to be pre-paid. If a ground lease terminates, the lease with respect to the hotel on such ground-leased land will also terminate. If a lessee does not perform obligations under the ground lease or elects not to renew any ground lease, we must perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders. We have no current requirement to make any pledge of our ground lease interests.

                        INVESTMENT AND OPERATING POLICIES

         In order to benefit from potential property appreciation, we prefer to own and lease properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of coventurers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 1999, we own no mortgages or joint venture interests.

         We provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business as tenants. Many other public hotel REITs seek to control the operations of hotels in which they invest by leasing their properties to affiliated tenants. These other hotel REITs generally design their affiliated leases to capture substantially all net operating revenues from their hotels as rent. Our leases are designed so that net operating revenues from our hotels exceed rents by considerable coverage margins. We believe that these differences in operating philosophy afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay dividends.

         Our investment objectives include increasing per share dividends and cash available for distribution ("CAD") from dependable and diverse resources. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase CAD per share because of positive spreads between our cost of investment capital and rent yields; design leases which require minimum rents and provide an opportunity to participate in a percentage of increases in gross revenues at our hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our CAD is received from diverse properties and operators.

         Our day-to-day operations are conducted by REIT Management & Research, Inc. ("RMR"), our investment advisor. RMR originates and presents investment opportunities to our Board of Trustees.

         As a REIT, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. Our leases require the lessee to pay all operating expenses, including taxes, insurance and capital reserves and to pay to us minimum rents plus percentage rents based upon increases in gross revenues at the hotels.

                              ACQUISITION POLICIES

         We intend to pursue growth through the acquisition of additional hotels. Generally, we prefer to purchase and lease multiple hotels in one transaction because we believe a single lease, cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics of our leases and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows;
(ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified lessee; (iv) the design and physical condition of the hotel; (v) the estimated replacement cost and proposed acquisition price of the hotel; (vi) the price segment in which the hotel is operated; (vii) the reputation of the particular hotel management organization, if any, with which the hotel is or may become affiliated; (viii) the age of the hotel; (ix) the level of services and amenities offered at the hotel; and (x) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel's market and the existence of barriers to entry within that market, including site availability, zoning restrictions and financing constraints. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select qualified and experienced hotel lessees and managers. We intend to continue to select hotels for acquisition which will enhance the diversity of our portfolio in respect to location, brand name, and lessee/operator.

                              DISPOSITION POLICIES

         We have no current intention to dispose of any hotels, although we may do so. We currently anticipate that disposition decisions, if any, will be made based on, but not limited to, factors such as the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale prices; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) the potential for, or the existence of, any environmental or regulatory problems; (v) the existence of alternative sources, uses or needs for capital; and (vi) the maintenance of our qualification as a REIT.

                               FINANCING POLICIES

         We currently intend to employ conservative financial policies in pursuit of our growth strategies. Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, we currently intend to pursue our growth strategies while maintaining a capital structure under which our debt will not exceed 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total market capitalization accordingly.

         Our Board of Trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through additional equity offerings, debt financings, or retention of net cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that the Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis (or a secured basis, subject to limitations which may be present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated special purpose entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

         Investment Advisor. We have an agreement with RMR under which RMR provides investment and administrative services to us. RMR is a Delaware corporation owned by Barry M. Portnoy and Gerard M. Martin, who are Managing Trustees, and has a principal place of business at 400 Centre Street, Newton, Massachusetts, 02458, telephone number (617) 332-3990. RMR acts as the investment advisor to HRPT Properties Trust (NYSE:HRP), the holder of 4,000,000 of our common shares and has other business interests. The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President, John G. Murray, Executive Vice President, Jennifer B. Clark, Vice President, David M. Lepore, Vice President, John A. Mannix, Vice President, Thomas M. O'Brien, Vice President, Ajay Saini, Vice President, and John C. Popeo, Treasurer. Mr. Murray and Mr. O'Brien are also officers of HPT.

         Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR pursuant to our advisory agreement and by our Managing Trustees and officers. As of March 22, 2000, RMR had approximately 200 full-time employees.

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

         We expect to compete for hotel acquisition and financing opportunities with entities which may have substantially greater financial resources than us, including, without limitation, other REITs, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of hotel operators. Such competition may reduce the number of suitable hotel acquisition or financing opportunities available to us or increase the bargaining power of hotel owners seeking to sell or finance their properties.

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax and ERISA consequences is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

o a bank, life insurance company, regulated investment company, or other financial institution,

o        a broker or dealer in securities or foreign currency,

o        a person who has a functional currency other than the U.S. dollar,

o a person who acquires our shares in connection with employment or other performance of services,

o        a person subject to alternative minimum tax,

o        a  person  who  owns  our  shares  as  part  of  a  straddle,   hedging
         transaction, constructive sale transaction, or conversion transaction, or

o except as specifically described in the following summary, a tax-exempt entity or a foreign person.

The sections of the Internal Revenue Code that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. We have not sought a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, the following summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.

         Federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a U.S. shareholder for federal income tax purposes is:

o a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws,

o a corporation, partnership or other entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations,

o an estate the income of which is subject to federal income taxation regardless of its source, or

o a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996 to the extent provided in Treasury regulations, whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder.

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

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions on our outstanding preferred shares, if any, and thereafter to distributions on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 1999 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various REIT qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal corporate income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

o We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

o If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

o If we have net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this net income from foreclosure property at the highest regular corporate rate, which is currently 35%.

o If we have net income from prohibited transactions, including sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

o If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, multiplied by a fraction intended to reflect our profitability.

o If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

o If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain recognized in the disposition.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will not pay federal income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. We cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify for federal income taxation as a REIT in any taxable year, then we will be subject to federal tax in the same manner as an ordinary corporation. Distributions to our shareholders in any year in which we fail to qualify as a REIT will not be deductible, nor will these distributions be required to be made. In that event, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will be taxable as ordinary dividend income and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also in that event, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

         (4) that is not a financial institution or an insurance company subject to special provisions of the Internal Revenue Code;

         (5) the beneficial ownership of which is held by 100 or more persons;

         (6) that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

         (7) that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that conditions (5) and (6) need not be met for our first taxable year as a REIT. We believe that we have satisfied conditions
(1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 1999, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust contains provisions restricting transfers of our shares. In addition, if we comply with applicable Treasury regulations for ascertaining the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as satisfying condition (6). Also, our failure to comply with these applicable Treasury regulations for ascertaining ownership of our outstanding shares may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these Treasury regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         For purposes of condition (6) above, shares in a REIT held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally will be taxed on a portion of the dividends received from the REIT, based on the ratio of:

         (1) the REIT's gross income for the year that would be unrelated trade or business income if the REIT were a qualified pension trust, to

         (2) the REIT's total gross income for the year.

         Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.
Section 856(i) of the Internal Revenue Code provides that any corporation 100% of whose stock is held by a REIT is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our distributive share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Income Tests. There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

o At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

o At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

For purposes of these two requirements, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

         In order to qualify as "rents from real property" under Section 856 of the Internal Revenue Code, several requirements must be met:

o The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

o Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our lessees, would result in that lessee's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares that could result in disqualification as a REIT under the Internal Revenue Code and permits our trustees to repurchase the shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent REIT status under the Internal Revenue Code from being jeopardized under the 10% lessee affiliate rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

o In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For taxable years after 2000, the ratio will be determined by reference to fair market values rather than tax bases.

We believe that all or substantially all our rents have qualified or will qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code.

         In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value, at the time the loan is made, at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

         Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may have an adverse effect upon our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

o own our assets for investment with a view to long-term income production and capital appreciation;

o        engage in the business of developing, owning and operating our existing
         properties  and  acquiring,   developing,   owning  and  operating  new
         properties; and

o        make  occasional   dispositions  of  our  assets  consistent  with  our
         long-term investment objectives.

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

o our failure to meet the test was due to reasonable cause and not due to willful neglect;

o we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

o any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy three percentage tests relating to the nature of our assets:

o At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

o Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

o Of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For taxable years after 2000, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We intend to maintain records of the value of our assets to document our compliance with the above three asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of 95% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 95% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

For our taxable years after 2000, the preceding 95% percentages are reduced to 90%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. Dividends declared in October, November, or December and paid during the following January will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

         Recent Federal Taxation Changes. The Tax Relief Extension Act of 1999 was enacted late in 1999 and is effective for taxable years after 2000. This legislation contained several tax provisions regarding REITs, including a reduction of the annual distribution requirement for real estate investment trust taxable income from 95% to 90%, as mentioned above. The Act also changed the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to exceptions, a REIT will no longer be allowed to own more that 10% by vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. Another exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of an electing "taxable REIT subsidiary," provided that no more than 20% of the REIT's assets is represented by the stock or securities of taxable REIT subsidiaries. A taxable REIT subsidiary can perform noncustomary services for tenants of a REIT without disqualifying rents received from the tenants for purposes of the REIT's gross income tests and can also undertake third-party management and development activities and activities that are not related to real estate. A taxable REIT subsidiary will be taxed as a subchapter C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to the REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that:

o tenants who pay a taxable REIT subsidiary for services are charged an arm's length amount by the taxable REIT subsidiary for these services;

o shared expenses of a REIT and its taxable REIT subsidiary are allocated fairly between the two; and

o interest paid by a taxable REIT subsidiary to the REIT that owns it is commercially reasonable.

         Depreciation and Federal Income Tax Treatment of Leases

         Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over nine years. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

         We will be entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property. While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent, we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

         Additionally, Section 467 of the Internal Revenue Code, which concerns leases with increasing rents, may apply to those of our leases which provide for rents that increase from one period to the next. Section 467 of the Internal Revenue Code provides that in the case of a so-called "disqualified leaseback agreement" rental income must be accrued at a constant rate. Where constant rent accrual is required, we could recognize rental income from a lease in excess of cash rents and, as a result, encounter difficulty in meeting the annual distribution requirement. Disqualified leaseback agreements include leaseback transactions where a principal purpose for providing increasing rent under the agreement is the avoidance of federal income tax. Recently issued Treasury regulations provide that rents will not be treated as increasing for tax avoidance purposes where the increases are based upon a fixed percentage of lessee receipts. Therefore, the additional rent provisions in our leases that are based on a fixed percentage of lessee receipts generally should not cause the leases to be disqualified leaseback agreements under Section 467.

Taxation of U.S. Shareholders

         As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code:

         In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

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

         (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay, and

         (5) both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our U.S. shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportional among all classes of our shares.

         Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

         Dividends that we declare in October, November or December of a taxable year to U.S. shareholders of record on a date in those months will be deemed to have been received by shareholders on December 31 of that taxable year, provided we actually pay these dividends during the following January. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

         A U.S. shareholder's sale or exchange of our shares will result in recognition of gain or loss in an amount equal to the difference between the amount realized and the shareholder's adjusted basis in the shares sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

         Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

         In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the Internal Revenue Code.

         Special rules apply to tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a "pension-held REIT" at any time during a taxable year. The pension trust may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

         (1) the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

         (2) the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if:

o        the REIT is "predominantly held" by tax-exempt pension trusts, and

o the REIT would otherwise fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

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

Taxation of Non-U.S. Shareholders

         The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local, and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

         In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion on the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

         For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded provided that an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate
non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 2000, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we or the applicable withholding agent receives certification from the shareholder of its non-U.S. shareholder status. In some instances, these certification requirements are more burdensome than those applicable under current Treasury regulations. These new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These new Treasury regulations encourage non-U.S. shareholders and withholding agents to use the new IRS Forms W-8 series, rather than the predecessor IRS Forms W-8, 1001, and 4224, and require use of the IRS Forms W-8 series for payments made after December 31, 2000.

         If our shares are not "United States real property interests" within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was present in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and in the case of corporate non-U.S. shareholders might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

         A U.S. shareholder will be subject to backup withholding at a 31% rate when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes under penalties of perjury an IRS Form W-9 or substantially similar form that:

o        provides the U.S. shareholder's correct taxpayer identification number;
         and

o certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other applicable withholding agent may also have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld if any, will be reported to it and to the IRS.

         Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding at a 31% rate, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and 31% backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and 31% backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office. As described above, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders for payments made after December 31, 2000, and in general these new Treasury Regulations replace IRS Forms W-8, 1001, and 4224 with the new IRS Forms W-8 series. For a non-U.S. shareholder whose income and gain on our shares is effectively connected to the conduct of a United States trade or business, a slightly different rule may apply to proceeds received upon the sale, exchange, redemption, retirement or other disposition of our shares. Until the non-U.S. shareholder complies with the new Treasury regulations, information reporting and 31% backup withholding may apply in the same manner as to a U.S. shareholder, and thus the non-U.S. shareholder may have to execute an IRS Form W-9 or substantially similar form to prevent the backup withholding.

Other Tax Consequences

         You should recognize that our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes as well as promulgation of new regulations, revisions to existing regulations, and revised interpretations of established concepts occur frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions either directly or indirectly affecting us and our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

         Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

o        their   investment  in  our  shares   satisfies   the   diversification
         requirements of ERISA;

o the investment is prudent in light of possible limitations on the marketability of our shares;

o they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

o        the   investment   is  otherwise   consistent   with  their   fiduciary
         responsibilities.

         Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as "non-ERISA plans," should consider that a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA plan or a non-ERISA plan, and persons related to it are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors as to whether the ownership of our shares involves a prohibited transaction.

Special Fiduciary and Prohibited Transactions Consequences

         The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

         Each class of our shares, that is, our common shares and any class of preferred shares that we have issued or may issue, must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

         The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. Our common shares and our preferred shares have been widely held and we expect our common shares and our preferred shares to continue to be widely held. We expect the same to be true of any additional class of preferred stock that we may issue, but we can give no assurance in that regard.

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

o any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

o any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

o any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

         We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that at present there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

         Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel Sullivan & Worcester LLP that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 3.  Legal Proceedings

         Although in the ordinary course of business we may become involved in legal proceedings, we are not aware of any material pending legal proceeding affecting us or any of our hotels for which we might become liable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters.

         Our common  shares are traded on the New York Stock  Exchange  (symbol:
HPT). The following table sets forth for the periods indicated the high and low closing sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports.

    1998                                     High                       Low

First Quarter                             $   36                   $   32 9/16
Second Quarter                                35 3/8                   30 1/16
Third Quarter                                 33 3/16                  25 13/16
Fourth Quarter                                28 15/16                 24 1/8


    1999                                     High                       Low

First Quarter                             $   27 9/16              $   25 1/2
Second Quarter                                29 5/8                   26 9/16
Third Quarter                                 27 13/16                 22 3/16
Fourth Quarter                                22 7/8                   18

         The closing price of the common shares on the New York Stock Exchange on March 22, 2000, was $20.0625 per share.

         As of March 22, 2000, there were approximately 1,200 shareholders of record, and we estimate that as of such date there was in excess of 73,000 beneficial owners of the common shares.

         Information  about   distributions  paid  to  common   shareholders  is
summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

                                    Common                    Annualized
                                 Distribution                   Common
                                   Per Share               Distribution Rate

         1998
First Quarter                         $0.64                       $2.56
Second Quarter                         0.65                        2.60
Third Quarter                          0.66                        2.64
Fourth Quarter                         0.67                        2.68

         1999
First Quarter                         $0.68                       $2.72
Second Quarter                         0.69                        2.76
Third Quarter                          0.69                        2.76
Fourth Quarter                         0.69                        2.76

     All common distributions declared have been paid. We intend to continue to declare and pay future common share distributions on a quarterly basis.

     In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make distributions to shareholders which annually will be at least 95% of our taxable income. All of our distributions will be made at the discretion of the Board of Trustees and will depend on our earnings, cash available for distribution, financial condition and such other factors as the Board of Trustees deems relevant. We intend to distribute substantially all of our "real estate investment trust taxable income" to our shareholders.

Item 6.  Selected Financial Data

     The  following  table sets forth  selected  financial  data from  inception through December 31, 1999.
                                                                                                           February 7, 1995
                                             Year Ended     Year Ended      Year Ended       Year Ended     (Inception) to
                                            December 31,   December 31,    December 31,     December 31,     December 31,
                                                1999           1998            1997             1996             1995
                                           --------------- -------------- ---------------- --------------- ---------------
                                                               (In thousands, except per Share data)
Operating Data:
    Revenues:
       Rental income                        $  212,669       $  157,223     $   98,561       $   69,514       $   19,531
       FF&E reserve income                      20,931           16,108         14,643           12,169            4,037
       Interest income                           3,618            1,630            928              946               74
                                            ----------       ----------     ----------       ----------       ----------
           Total revenues                      237,218          174,961        114,132           82,629           23,642

    Expenses:
       Interest                                 37,352           21,751         15,534            5,646            5,063
       Depreciation and amortization            74,707           54,757         31,949           20,398            5,820
       Terminated acquisition costs                 --               --            713               --               --
       General and administrative               13,230           10,471          6,783            4,921            1,410
                                            ----------       ----------     ----------       ----------       ----------
           Total expenses                      125,289           86,979         54,979           30,965           12,293
                                            ----------       ----------     ----------       ----------       ----------
       Income before extraordinary item        111,929           87,982         59,153           51,664           11,349
       Extraordinary loss from
             extinguishment of debt              6,641               --             --               --               --
                                            ----------       ----------     ----------       ----------       ----------
    Net income                                 111,929           81,341         59,153           51,664           11,349
    Preferred dividends                          5,106               --             --               --               --
                                            ----------       ----------     ----------       ----------       ----------
    Net income available for common
             shareholders                   $  106,823       $   81,341     $   59,153       $   51,664       $   11,349
                                            ==========       ==========     ==========       ==========       ==========

Per Common Share Data:
    Income before extraordinary item        $     2.13       $     2.08     $     2.15       $     2.23       $     2.51
    Net income                              $     2.13       $     1.92     $     2.15       $     2.23       $     2.51
    Net income available for common
             shareholders                   $     2.03       $     1.92     $     2.15       $     2.23       $     2.51
    Weighted average common shares
             outstanding                        52,566           42,317         27,530           23,170            4,515

Balance Sheet Data (as of December 31):
    Real estate properties, net             $2,082,999       $1,774,811     $1,207,868       $  816,469       $  326,752
    Total assets                             2,194,852        1,837,638      1,313,256          871,603          338,947
    Total debt, net of discount                414,780          414,753        125,000          125,000               --
    Shareholders' equity                     1,519,715        1,173,857      1,007,893          645,208          297,951

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

Results of Operations

Year Ended December 31, 1999 versus Year Ended December 31, 1998

         Total revenues in 1999 were $237.2 million versus 1998 total revenues of $175.0 million. Total revenues were comprised principally of minimum and percentage rent of $212.7 million and FF&E reserve income of $20.9 million in 1999 versus $157.2 million and $16.1 million, respectively, in the 1998 period. During 1999 we earned percentage rent of $3.67 million versus $3.44 million in 1998. The 35.9% increase in minimum rent revenue reflects the full year impact of 51 hotels acquired in 1998 and the partial impact of 40 hotels acquired during 1999. The increases in percentage rent revenue of 6.7% and FF&E reserve income of 29.9% result from the impact of additional hotels purchased as well as increased gross hotel revenues at our hotels.

         Total expenses in 1999 were $125.3 million versus $87.0 million in 1998. The 44.0% increase is the result of increases in depreciation and amortization, interest and general and administrative expenses. The increase in depreciation and amortization was $20 million, or 36.4%, interest increased $15.6 million, or 71.7%, and general and administrative expenses increased $2.8 million, or 26.3%. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since January 1, 1998. Interest expense in 1999 increased primarily as a result of an increase in the average daily balance of indebtedness outstanding. This increase in average daily balance was due to three 1998 issuances totaling $415 million of senior debt and borrowings under our revolving credit facility.

         Net income available for common shareholders in 1999 was $106.8 million, or $2.03 per common share versus $81.3 million, or $1.92 per common share in 1998. The increase in net income available for common shareholders is primarily a result of an increase in revenue from new investments and the 1998 extraordinary loss of $6.6 million recognized from the early extinguishment of debt, offset by preferred dividends paid in 1999.

         Funds from operations, or FFO, is net income available for common shareholders before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into FF&E Reserve escrows by our tenants which are not included in HPT's revenue. Cash available for distribution, or CAD, is FFO less all FF&E Reserve deposits plus amortization of deferred financing costs and other non-cash charges. FFO and CAD in 1999 were $194.6 million, or $3.70 per common share and $163.3 million, or $3.11 per common share, respectively. FFO and CAD were $152.8 million, or $3.61 per common share and $130.3 million, or $3.08 per share, respectively, in 1998. Growth in FFO and CAD is primarily related to the effects of acquisitions in 1998 and 1999.

         FFO and CAD do not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow provided by (used for) operating, investing and financing activities was $171.6 million, ($325.0 million), and $202.3 million, respectively for the year ended December 31, 1999. Cash flow from operations in 1999 increased 27.7% from $134.4 million in 1998 primarily due to the impact of new investments in 1998 and 1999. Cash used in investing activities and provided by financing activities decreased in 1999 over 1998 levels primarily because of investments in 40 hotels in 1999 versus 51 hotels in 1998.

         Our total assets increased to $2,195 million as of December 31, 1999 from $1,838 million as of December 31, 1998. The increase resulted primarily from hotel acquisitions completed in 1999.

Year Ended December 31, 1998 versus Year Ended December 31, 1997

         Total revenues in 1998 were $175.0 million versus 1997 revenues of $114.1 million. Total revenues were comprised principally of minimum and percentage rent of $157.2 million and FF&E reserve income of $16.1 million in 1998 versus $98.6 million and $14.6 million, respectively, in the 1997 period. During 1998 we earned percentage rent of $3.4 million versus $2.5 million in 1997. The 60.1% increase in minimum rent revenue reflects the full year impact of 37 hotels acquired in 1997 and the partial impact of 51 hotels acquired during 1998. The increases in percentage rent revenue of 35.9% and FF&E reserve income of 10.0% result from the impact of additional hotels owned as well as increased gross hotel revenues at our hotels.

         Total expenses in 1998 were $87.0 million versus $55.0 million in 1997. The 58.2% increase is the result of increases in depreciation and amortization of $22.8 million, or 71.4%, interest of $6.2 million or 40.0%, and general and administrative expenses of $3.7 million, or 54.4%. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since January 1, 1997. Interest expense in 1998 increased primarily as a result of an increase in the average daily balance of indebtedness outstanding. This increase in average daily balance was due to three separate issuances of senior debt in 1998 including $150 million at a rate of 7% in February, $115 million at a rate of 8.25% in November and $150 million at a rate of 8.5% in December and borrowings under our revolving credit facility.

         Net income available for common shareholders in 1998 was $81.3 million, or $1.92 per common share versus $59.2 million, or $2.15 per common share in 1997. The change in net income available for common shareholders is primarily a result of an increase in revenue from new investments offset by the 1998 extraordinary loss of $6.6 million recognized from the early extinguishment of debt.

         FFO and CAD in 1998 were $152.8 million, or $3.61 per common share and $130.3 million, or $3.08 per common share, respectively. FFO and CAD were $95.7 million, or $3.48 per common share and $79.3 million, or $2.88 per common share, respectively, in 1997. Growth in FFO and CAD is primarily related to the effects of acquisitions in 1997 and 1998.

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

Liquidity and Capital Resources

         Our primary source of cash to fund day to day operations, interest and distributions is the minimum and percentage rent we receive. Minimum rent is received from our tenants monthly in advance and percentage rent is received either monthly or quarterly in arrears. This flow of funds from rent has historically been sufficient for us to pay day to day operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments.

         In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we have entered into a revolving credit facility with a group of commercial banks. The credit facility is for up to $300 million, all of which was available at December 31, 1999. Drawings under the credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The credit facility matures in March 2002. Interest on borrowings under the credit facility are payable at a spread above LIBOR.

         In the second quarter of 1999, we issued three million shares of 9 1/2% Series A Cumulative Redeemable Preferred Shares raising gross proceeds of $75.0 million, net proceeds of $72.2 million. Also in the second quarter of 1999, we issued 10.8 million common shares of beneficial interest, raising gross proceeds of $289.9 million, net proceeds of $274.7 million. The net proceeds of these offerings were used to repay all amounts outstanding under our revolving credit facility, acquire hotels and for general business purposes.

         At December 31, 1999 we had cash and cash equivalents of $73.6 million and the ability to draw up to the full amount, or $300 million, under our credit facility.

         We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and/or net proceeds of offerings of equity or debt securities to fund future hotel acquisitions. To the extent we borrow on the credit facility, we will explore various refinancing alternatives in the short-term for both the timing and method of repayment of such amounts.

         We have no debt which matures in the next twelve months and no principal or sinking-fund payments in the next twelve months. Our credit facility matures in 2002. To the extent we borrow on the credit facility and, as appropriate, as the maturity dates of our credit facility and our term debt approach in the long term, we will explore various alternatives for the repayment of amounts due or replacement of such credit facilities or term debt with alternative facilities.

         Such alternatives in the short-term and long-term may include incurring additional long term debt and/or issuing new equity securities. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission, or SEC. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC. We have $1.0 billion available on our shelf registration statement as of December 31, 1999.

         Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing in the future, including investment grade debt or equity securities offerings, with which to finance future acquisitions and payment of our debt and other obligations.

Property Leases

         As of March 22, 2000 we own 210 hotels which are grouped into eleven combinations and leased to separate affiliates of publicly owned hotel companies including Marriott International, Inc., Host Marriott Corporation, Wyndham International, Inc., Homestead Village, Inc., Candlewood Hotel Company and ShoLodge, Inc. The tables on the following pages summarize the key terms of our leases and the operating results of our hotels including average occupancy, average daily rates, or ADR and revenue per available room, or RevPAR.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Residence             Residence        Marriott(R)/Residence
                        Courtyard by        Residence Inn by     Inn(R)/Courtyard by  Inn(R)/Courtyard by    Inn(R)/Courtyard(R)/
Lease Pool                Marriott(R)          Marriott(R)           Marriott(R)           Marriott(R)      TownePlace Suites(R)
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

Tenant               Subsidiary of Host    Subsidiary of Host      Subsidiary of         Subsidiary of        Subsidiary of
                                                                      Marriott             Marriott             Marriott

Manager                 Subsidiary of        Subsidiary of         Subsidiary of         Subsidiary of        Subsidiary of
                          Marriott              Marriott              Marriott             Marriott             Marriott

Investment at
December 31, 1999
(000's)                   $507,933              $174,671              $148,812             $129,377             $201,643

Security Deposit
(000's)                    $50,540              $17,220               $14,881               $12,938              $21,322

End of Initial
Lease Term                  2012                  2010                  2014                 2012                 2013

Renewal Options (1)  3 for 12 years each    1 for 10 years,       1 for 12 years,     2 for 10 years each  2 for 10 years each
                                          2 for 15 years each     1 for 10 years

Current Annual
Minimum Rent               $50,793              $17,412               $14,881               $12,938              $21,322
(000's)

Percentage Rent (2)         5.0%                  7.5%                  7.0%                 7.0%                 7.0%

Number of
Comparable Hotels
(3)                          53                    18                    14                    3                    3

1999 (3): Occupancy         80.4%                 83.0%                 81.8%                79.2%                77.7%
          ADR              $93.97               $100.96                $86.97               $98.75               $93.34
          RevPAR           $75.58                $83.79                $71.11               $78.21               $72.53


1998 (3): Occupancy         80.5%                 84.0%                 79.7%                73.8%                77.2% (4)
          ADR              $90.71               $102.2                 $84.37               $93.89               $91.86 (4)
          RevPAR           $73.02                $85.85                $67.24               $69.29               $70.92 (4)
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(2)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(3)  Represents only hotels open for at least a full year as of January 1, 1999.

(4)  Includes periods prior to the acquisition of certain properties by us.

-----------------------------------------------------------------------------------------------------------------------------------
                                       Summerfield
                                        Suites by         Sumner       Candlewood      Candlewood      Homestead
Lease Pool            Wyndham(R)         Wyndham(R)      Suites(R)       Suites(R)      Suites(R)       Village(R)
-----------------------------------------------------------------------------------------------------------------------------------
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

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Investment at
December 31, 1999
(000's)                  $182,570        $240,000        $205,000       $118,500        $142,400        $145,000

Security Deposit
(000's)                  $18,325         $15,000         $21,280         $12,081        $14,253         $15,960

End of Initial
Lease Term               2014 (1)        2017 (1)        2011 (2)         2011            2011            2015

Renewal Options (3)      4 for 12        4 for 12        5 for 10       3 for 15        3 for 15        2 for 15
                        years each      years each      years each     years each      years each      years each

Current Annual
Minimum Rent (000's)
                         $18,325         $25,000         $21,280         $12,081        $14,253         $15,960

Percentage Rent (4)        8.0%            7.5%            8.0%           10.0%          10.0%           10.0%

Number of
Comparable Hotels
(5)                         12              15              15             14              --              14

1999 (5): Occupancy        70.0%           81.3%         60.3% (6)      69.2% (6)                       73.7% (6)
          ADR             $95.60         $120.99        $78.30 (6)     $58.76 (6)                      $49.21 (6)
          RevPAR          $66.92          $98.36        $47.21 (6)     $40.66 (6)                      $36.27 (6)

1998 (5): Occupancy        73.4%           80.6% (6)     58.2% (6)      71.8% (6)                       75.2% (6)
          ADR             $97.14         $120.50 (6)    $78.29 (6)     $54.38 (6)                      $44.94 (6)
          RevPAR          $71.30          $97.12 (6)    $45.56 (6)     $39.04 (6)                      $33.792 (6)
-----------------------------------------------------------------------------------------------------------------------------------

(1)  In 1999, the initial lease term was extended by two years.

(2)  In 1999, the initial lease term was extended by three years.

(3)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(4)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(5)  Represents only hotels open for at least a full year as of January 1, 1999.

(6)  Includes information for periods prior to the acquisition of certain properties by us.

Seasonality

         Our hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the net revenues generated by our hotels will be sufficient for the lessees to pay rents on a regular basis notwithstanding seasonal fluctuations.

Year 2000

         None of our in-house computer systems had failures associated with recognition and processing of data related to the year 2000. Based on responses to our oral inquiries, we believe the efforts of our material vendors, customers and tenants and their material vendors and customers were adequate to address year 2000 concerns. Our costs related to the year 2000 issues were immaterial.

Inflation

         We believe that inflation should not have a material adverse effect on us. Although increases in the rate of inflation may tend to increase interest rates which we may be required to pay for borrowed funds, we have a policy of obtaining interest rate caps in appropriate circumstances to protect us from interest rate increases. In addition, our leases provide for the payment of percentage rent to us based on increases in total sales, and such rent should increase with inflation.

Certain Considerations

         The discussion and analysis of our financial condition and results of operations requires us to make certain estimates and assumptions and contains certain statements of our beliefs, intentions or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets, the ability to make distributions, our tax status as a "real estate investment trust," the ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes to federal, state and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable and prudent at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1998. We do not foresee any significant changes in our exposure other than as described below to fluctuations in interest rates or in how we manage this exposure in the near future. At December 31, 1999, our total outstanding debt consisted of three issues of fixed rate, senior unsecured notes:

Principal Balance        Coupon          Maturity      Interest Payments Due
-----------------        ------          --------      ---------------------
   $115 million           81/4%             2005            Monthly
   $150 million            7%               2008            Semi-Annually
   $150 million           81/2%             2009            Monthly

         No principal repayments are due under these notes until maturity. Because interest on all of our outstanding debt at December 31, 1999 is at fixed rates, changes in interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3.3 million. Based on the balances outstanding as of December 31, 1999 a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $21.0 million.

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

         Our revolving credit facility bears interest at floating rates and has a maturity in 2002. As of December 31, 1999, there was zero outstanding and $300 million was available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our acquisition commitments and for general business purposes. Repayments under the revolving credit facility may be made at any time without penalty.

         Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise.

Item 8. Financial Statements and Supplementary Data

       Our financial statements and financial statement schedule begin on Page F-1 (see index in Item 14(a)).

       One of our tenants, HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, operates hotels which represent 23% of our investments, at cost. During 1999, HMH HPT Courtyard LLC began to sublease the property leased from us to CCMH Courtyard I LLC, a subsidiary of Crestline Capital Corporation, with our consent. The financial statements for HMH HPT Courtyard LLC as of December 31, 1999 and December 31, 1998 and for the three fiscal years ended December 31, 1999, begin on page F-15. The financial statements of CCMH Courtyard I LLC as of December 31, 1999 and for the year ended December 31, 1999, begin on page F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

  The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Index to Financial Statements and Financial Statement Schedules

         The  following   consolidated  financial  statements  and  schedule  of
Hospitality Properties Trust are included herein on the pages indicated:

                                                                           Page
Report of Independent Public Accountants....................................F-1

Consolidated Balance Sheet as of December 31, 1999 and 1998.................F-2

Consolidated Statement of Income for the three years ended
December 31, 1999...........................................................F-3

Consolidated Statement of Shareholders' Equity for the three years ended
December 31, 1999...........................................................F-4

Consolidated Statement of Cash Flows for the three years ended
December 31, 1999...........................................................F-5

Notes to Consolidated Financial Statements..................................F-6

Report of Independent Public Accountants on Schedule III....................F-11

Schedule III - Real Estate and Accumulated Depreciation.....................F-12

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         The following audited financial statements of HMH HPT Courtyard, LLC, a subsidiary of Host Marriott Corporation and the lessee of 23% of our investments assets, at cost, are included herein on the pages indicated.
                                                                          Page

Introduction to Supplementary Financial Statements
of HMH HPT Courtyard LLC................................................  F-14

Report of Independent Public Accountants................................  F-15

Balance Sheets as of December 31, 1999 and 1998.........................  F-16

Statements of Operations for the fiscal years ended December 31, 1999,
December 31, 1998 and January 2, 1998...................................  F-17

Statements of Shareholder's and Member's Equity for the fiscal years ended December 31, 1999, December 31, 1998 and January 2, 1998..........  F-18

Statements of Cash Flows for the fiscal years ended December 31, 1999,
December 31, 1998 and January 2, 1998...................................  F-19

Notes to Financial Statements...........................................  F-20

         The following audited financial statements of CCMH Courtyard I LLC, a subsidiary of Crestline Capital Corporation, and the sublessee of 23% of our investments, at cost, are included herein on the pages indicated. These assets are subleased by CCMH Courtyard I LLC from HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, whose audited financial statements appear on the pages indicated above.

                                                                           Page

Introduction to Supplementary Financial Statements
of CCMH Courtyard I LLC....................................................F-26

Report of Independent Public Accountants...................................F-27

Balance Sheet as of December 31, 1999......................................F-28

Statement of Operations for the fiscal year ended December 31, 1999........F-29

Statement of Shareholder's Equity for the fiscal year ended
December 31, 1999..........................................................F-30

Statement of Cash Flows for the fiscal year ended December 31, 1999........F-31

Notes to Financial Statements..............................................F-32

(b) Reports on Form 8-K

         During the fourth quarter of 1999, the Company did not file any Current Reports on Form 8-K.


Exhibits

3.1 Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998)

3.2 Articles Supplementary dated June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

3.3 Articles Supplementary dated April 8, 1999. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 7, 1999)

3.4 Bylaws of the Company, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 11, 1998)

4.1 Form of Common Share Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

4.2      Form  of  9-1/2%  Series  A  Cumulative   Redeemable   Preferred  Share
         Certificate. (Filed herewith)

4.3 Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 20,
         1997)

4.4 Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

4.5 Supplemental Indenture No. 1, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company's 7.00% Senior Notes due 2008, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

4.6 Supplemental Indenture No. 2, dated as of November 12, 1998, by and between the Company and State Street Bank and Trust Company, relating to the Company's 8-1/4% Monthly Income Senior Notes due 2005, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.7 Supplemental Indenture No. 3, dated as of December 16, 1998, by and between the Company and State Street Bank and Trust Company, relating to the Company's 8-1/2% Monthly Income Senior Notes due 2009, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith)

10.1 Advisory Agreement, dated January 1, 1998, by and between REIT Management & Research, Inc. and the Company (+). (Incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1998)

10.2 The Company's 1995 Incentive Share Award Plan (+). (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.3 Amended and Restated Revolving Credit Agreement, dated as of March 19, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

10.4 Second Amended and Restated Revolving Credit Agreement, dated as of June 10, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.5 Investment Manager's Subordination Agreement, dated as of March 19, 1998, among REIT Management & Research, Inc., the Company and Dresdner Bank AG, New York Branch and Grand Cayman Branch. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.6 Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a/ HMH Properties, Inc. and Courtyard Management Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.7 Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and the Company and Consolidation Letter Agreement by and between Courtyard Management Corporation and the Company. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No.
         33-92330))

10.8 Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.9 Agreement of Purchase and Sale, dated as of March 18, 1998, between Patriot American Hospitality Partnership, L.P. and Chatsworth Summerfield Associates, L.P. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

10.10 Assignment of Rights under Agreements of Purchase and Sale, dated as of March 18, 1998, by Patriot American Hospitality Partnership, L.P. to and for the benefit of HPTSHC Properties Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.11 Amended and Restated Master Lease Agreement, dated as of December 23, 1999, by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P., (Filed herewith)

10.12 Purchase and Sale Agreement, dated as of December 29, 1998, by and among Residence Inn by Marriott, Inc., Courtyard Management Corporation, Nashville Airport Hotel, LLC, St. Louis Airport Hotel, LLC and TownePlace Management Corporation, as sellers, and the Company, as purchaser. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

10.13 Limited Rent Guaranty, dated as of December 29, 1998, by and among Marriott International, Inc., the Company and HPTMI III Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

10.14 Agreement to Lease, dated as of December 29, 1998, by and between the Company and CRTM17 Tenant Corporation (including form of lease). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

10.15 Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Filed herewith)

12.1     Ratio of Earnings to Fixed Charges.  (Filed herewith)

12.2 Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (Filed herewith)

21.1     Subsidiaries of the Registrant.  (Filed herewith)

23.1     Consent of Arthur Andersen LLP.  (Filed herewith)

23.2 Consent of Sullivan & Worcester LLP (included in Exhibit 8.1 to this Annual Report)

27.1     Financial Data Schedule (Filed herewith)

-------------------------

(+)      Management contract or compensatory plan or agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust and subsidiaries (the "Company") as of December 31, 1999 and
1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                        ARTHUR ANDERSEN LLP

Vienna, Virginia
January 14, 2000


                                     HOSPITALITY PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEET

                                  (in thousands, except share data)



                                                                           As of December 31,
                                                                 ------------------------------------
                                                                    1999                     1998
                                                                    ----                     ----
                                ASSETS
Real estate properties, at cost:
  Land .......................................................   $   304,792             $   243,337
  Buildings, improvements and equipment ......................     1,965,838               1,644,398
                                                                 -----------             -----------
                                                                   2,270,630               1,887,735
  Less accumulated depreciation ..............................       187,631                 112,924
                                                                 -----------             -----------
                                                                   2,082,999               1,774,811
Cash and cash equivalents ....................................        73,554                  24,610
Restricted cash (FF&E reserve) ...............................        26,034                  22,797
Other assets, net ............................................        12,265                  15,420
                                                                 -----------             -----------

                                                                 $ 2,194,852             $ 1,837,638
                                                                 ===========             ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other ...................................   $    12,866             $    10,851
Due to affiliate .............................................         1,249                   1,610
Dividends payable ............................................            --                  30,549
Revolving credit facility ....................................            --                      --
Senior notes, net of discount ................................       414,780                 414,753
Security and other deposits ..................................       246,242                 206,018
                                                                 -----------             -----------
  Total liabilities ..........................................       675,137                 663,781

Shareholders' equity:
  Series A preferred shares, 9 1/2% cumulative redeemable; no par value; 100,000,000 shares authorized; 3,000,000 and zero
  shares issued and outstanding, respectively ................        72,207                      --
  Common shares of beneficial interest, $.01 par value,
    100,000,000 shares authorized, 56,449,743
    and 45,595,539 shares issued and outstanding, respectively           564                     456
  Additional paid-in capital .................................     1,506,494               1,230,849
  Cumulative net income ......................................       315,436                 203,507
  Cumulative preferred dividends .............................        (5,106)                     --
  Cumulative common dividends ................................      (369,880)               (260,955)
                                                                 -----------             -----------

  Total shareholders' equity .................................     1,519,715               1,173,857
                                                                 -----------             -----------

                                                                 $ 2,194,852             $ 1,837,638
                                                                 ===========             ===========

The accompanying notes are an integral part of these financial statements.


                               HOSPITALITY PROPERTIES TRUST

                             CONSOLIDATED STATEMENT OF INCOME

                          (in thousands, except per share data)

                                                                   Year Ended
                                                                  December 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                        ----         ----         ----
Revenues:
  Rental income:
    Minimum rent ..................................   $ 209,003   $ 153,787    $  96,033
    Percentage rent ...............................       3,666       3,436        2,528
                                                      ---------   ---------    ---------
                                                        212,669     157,223       98,561
  FF&E reserve income .............................      20,931      16,108       14,643
  Interest income .................................       3,618       1,630          928
                                                      ---------   ---------    ---------

    Total revenues ................................     237,218     174,961      114,132

Expenses:
  Interest (including amortization of
    deferred financing costs of $2,223,
    $2,599 and $1,340, respectively) ..............      37,352      21,751       15,534
  Depreciation and amortization ...................      74,707      54,757       31,949
  Terminated acquisition costs ....................          --          --          713
  General and administrative ......................      13,230      10,471        6,783
                                                      ---------   ---------    ---------

    Total expenses ................................     125,289      86,979       54,979
                                                      ---------   ---------    ---------

Income before extraordinary item ..................     111,929      87,982       59,153
Extraordinary item: loss from early
    extinguishment of debt ........................          --       6,641           --
                                                      ---------   ---------    ---------
Net income ........................................     111,929      81,341       59,153
Preferred dividends ...............................       5,106          --           --
                                                      ---------   ---------    ---------

Net income available for common shareholders ......   $ 106,823   $  81,341    $  59,153
                                                      =========   =========    =========



Weighted average common shares outstanding ........      52,566      42,317       27,530
Basic and diluted earnings (loss) per common share:
    Income before extraordinary item ..............   $    2.13   $    2.08    $    2.15
    Extraordinary item ............................          --        (.16)          --
                                                      ---------   ---------    ---------
    Net income ....................................   $    2.13   $    1.92    $    2.15
                                                      =========   =========    =========
    Net income available for common
     shareholders .................................   $    2.03   $    1.92    $    2.15
                                                      =========   =========    =========


The accompanying notes are an integral part of these financial statements.

                                        HOSPITALITY PROPERTIES TRUST

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                     (in thousands, except share data)


                                          Preferred Shares                       Common Shares
                                     ---------------------------       ----------------------------------
                                     Number                              Number
                                       of      Common                     of         Common
                                     Shares    Shares   Dividends       Shares       Shares     Dividends
                                     ------    ------   ---------      -------      --------    ---------
Balance at December 31, 1996 ..         --     $   --     $    --      26,856,800   $    269    $ (74,327)
Issuance of common shares, net          --         --          --      12,000,000        120           --
Common share grants ...........         --         --          --          21,495         --           --
Net income ....................         --         --          --              --         --           --
Dividends .....................         --         --          --              --         --      (73,408)
                                 ---------    -------     -------      ----------   --------    ---------
Balance at December 31, 1997 ..         --         --          --      38,878,295        389     (147,735)

Issuance of common shares, net          --         --          --       6,692,413         67           --
Common share grants ...........         --         --          --          24,831         --           --
Net income ....................         --         --          --              --         --           --
Dividends .....................         --         --          --              --         --     (113,220)
                                 ---------    -------     -------      ----------   --------    ---------
Balance at December 31, 1998 ..         --         --          --      45,595,539        456     (260,955)

Issuance of shares, net .......  3,000,000     72,207          --      10,812,400        108           --
Common share grants ...........         --         --          --          41,804         --           --
Net income ....................         --         --          --              --         --           --
Dividends .....................         --         --      (5,106)             --         --     (108,925)
                                 ---------    -------     -------      ----------   --------    ---------
Balance at December 31, 1999 ..  3,000,000    $72,207     $(5,106)     56,449,743   $    564    $(369,880)
                                 =========    =======     =======      ==========   ========    =========

                                     Additional       Cumulative
                                      Paid-In             Net
                                      Capital           Income              Total
                                      -------           ------              -----
Balance at December 31, 1996 ..     $  656,253         $ 63,013        $    645,208
Issuance of common shares, net         376,146               --             376,266
Common share grants ...........            674               --                 674
Net income ....................             --           59,153              59,153
Dividends .....................             --               --             (73,408)
                                    ----------         --------        ------------
Balance at December 31, 1997 ..      1,033,073          122,166           1,007,893

Issuance of common shares, net         196,938               --             197,005
Common share grants ...........            838               --                 838
Net income ....................             --           81,341              81,341
Dividends .....................             --             --              (113,220)
                                    ----------         --------        ------------
Balance at December 31, 1998 ..      1,230,849          203,507           1,173,857

Issuance of shares, net .......        274,565               --             346,880
Common share grants ...........          1,080               --               1,080
Net income ....................             --          111,929             111,929
Dividends .....................             --               --            (114,031)
                                    ----------         --------        ------------
Balance at December 31, 1999 ..     $1,506,494         $315,436        $  1,519,715
                                    ==========         ========        ============

The accompanying notes are an integral part of these financial statements.

                                 HOSPITALITY PROPERTIES TRUST

                             CONSOLIDATED STATEMENT OF CASH FLOWS

                                        (in thousands)

                                                                      Year Ended
                                                                     December 31,
                                                         ------------------------------------
                                                            1999          1998         1997
                                                            ----          ----         ----
Cash flows from operating activities:
  Net income .........................................   $ 111,929    $  81,341    $  59,153
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Extraordinary item ...............................          --        6,641           --
    Depreciation and amortization ....................      74,707       54,757       31,949
    Amortization of deferred finance costs as interest       2,223        2,599        1,340
    FF&E reserve income ..............................     (20,931)     (16,108)     (14,643)
    Changes in assets and liabilities:
       Decrease/(increase) in other assets ...........       1,172        1,341         (469)
       Increase in accounts payable and other ........       2,036        3,701        3,419
       Increase in due to affiliate ..................         485          128          476
                                                         ---------    ---------    ---------

    Cash provided by operating activities ............     171,621      134,400       81,225
                                                         ---------    ---------    ---------

Cash flows from investing activities:
  Real estate acquisitions ...........................    (365,201)    (613,846)    (409,799)
  Increase in security and other deposits ............      40,224       59,356       65,302
  Purchase of FF&E reserve ...........................          --       (3,377)      (2,794)
                                                         ---------    ---------    ---------

    Cash used in investing activities ................    (324,977)    (557,867)    (347,291)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of preferred shares, net ....      72,207           --           --
  Proceeds from issuance of common shares, net .......     274,673      197,005      376,266
  Debt issuance, net of discount .....................          --      414,730           --
  Repayment of debt ..................................          --     (125,000)          --
  Draws on Credit Facility ...........................     172,000      307,000      261,000
  Repayments of Credit Facility ......................    (172,000)    (307,000)    (261,000)
  Deferred finance costs incurred ....................          --      (13,222)      (1,784)
  Dividends paid to preferred shareholders ...........      (5,106)          --           --
  Dividends paid to common shareholders ..............    (139,474)    (107,164)     (64,761)
                                                         ---------    ---------    ---------

    Cash provided by financing activities ............     202,300      366,349      309,721
                                                         ---------    ---------    ---------

Increase/(decrease) in cash and cash equivalents .....      48,944      (57,118)      43,655
Cash and cash equivalents at beginning of period .....      24,610       81,728       38,073
                                                         ---------    ---------    ---------

Cash and cash equivalents at end of period ...........   $  73,554    $  24,610    $  81,728
                                                         =========    =========    =========


Supplemental cash flow information:
  Cash paid for interest .............................   $  35,028    $  15,387    $  14,086
Non-cash investing and financing activities:
  Property managers' deposits in FF&E reserve ........      18,670       14,041       14,213
  Purchases of fixed assets with FF&E reserve ........     (17,694)      (7,853)     (13,549)


The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (in thousands, except share, per share and percent data)

1. Organization

         Hospitality Properties Trust ("HPT") is a Maryland real estate investment trust organized on February 7, 1995, which invests in income producing lodging related real estate. At December 31, 1999, HPT, directly and through subsidiaries, owned 210 properties.

         The properties of HPT and its subsidiaries (the "Company") are leased to and managed by subsidiaries (the "Lessees and the Managers") of companies unaffiliated with HPT: Host Marriott Corporation; Marriott International, Inc. ("Marriott"); Wyndham International, Inc.; Homestead Village, Inc.; Candlewood Hotel Company, Inc.; and ShoLodge, Inc.

2. Summary of Significant Accounting Policies

         Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned by HPT. All intercompany transactions have been eliminated.

         Real estate properties. Real estate properties are recorded at cost. Depreciation is provided for on a straight-line basis over estimated useful lives of 7 to 40 years. The Company periodically evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121.

         Cash and cash equivalents. Highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

         Deferred financing costs. Costs incurred to secure certain borrowings are capitalized and amortized over the terms of the related borrowing. The unamortized balance was $10,221, $12,644 and $8,293 at December 31, 1999, 1998 and 1997, respectively, net of accumulated amortization of $2,941, $893 and $1,143, respectively.

         Financial instruments--interest rate cap agreements. The Company had entered into interest rate protection agreements to limit exposure to risks of rising interest rates. In May 1999 the Company sold these agreements for the approximate carrying value at the time of the sale with no resulting gain or loss. A $1,402 charge is included in 1998 interest expense for the difference between the carrying amount of the agreements and their market value at the time the debt they related to was repaid. As of December 31, 1999 the Company is not party to any interest rate cap or swap agreements.

         Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Percentage rent and interest income are recognized as earned.

         Per common share amounts. Per common share amounts are computed using the weighted average number of common shares outstanding during the period. The Company has no common share equivalents, instruments convertible into common shares or other dilutive instruments.

         Reclassifications. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

                          HOSPITALITY PROPERTIES TRUST

            (in thousands, except share, per share and percent data)

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

         Information about segments. The Company derives its revenues from a single line of business, real estate leasing.

         Income taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on its net income provided it distributes its taxable income to shareholders and meets certain other requirements. The characterization of the dividends for 1999 and 1998 was 100% and 75.3% ordinary income, respectively, and 0.0% and 24.7% return of capital, respectively.

         New Accounting Pronouncements. The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998. FAS 133 must be adopted for the Company's year 2001 financial statements and is expected to have no impact on the Company's financial condition or results of operations.

3. Preferred Shares

         In March 1999 the Company issued 3,000,000 Series A cumulative redeemable preferred shares in a public offering. Each Series A preferred share carries dividends of $2.375 per Series A preferred share per annum, payable in equal quarterly payments. Each Series A preferred share has a liquidation preference of $25. Series A preferred shares are redeemable, at the Company's option, for $25 each plus accrued and unpaid dividends at any time on or after April 12, 2004. As of December 31, 1999, the Company had 3,000,000 outstanding preferred shares with an aggregate liquidation preference of $75,000. There were no preferred shares outstanding as of December 31, 1998.

4. Real Estate Properties

         The Company's properties are leased pursuant to long term operating leases with initial terms expiring between 2010 and 2017. The leases provide for various renewal terms generally totaling 20-50 years unless the Lessee properly notifies the Company in accordance with the leases. Each lease is a triple net lease and generally requires the Lessee to pay: minimum rent, percentage rent of between 5% and 10% of increases in total hotel sales over a base year threshold, 5%-6% of total hotel sales into reserves escrowed for replacement and refurbishment of the Company's hotels (FF&E reserve), and all operating costs associated with the leased property. Each Lessee has posted a security deposit generally equal to one year's minimum rent. Each of the Company's properties is part of a portfolio of properties leased to a single tenant. At December 31, 1999, the Company owned 11 portfolios of hotel properties, ranging in size from nine to 53 hotels. Each property within a portfolio is subject to certain lease provisions including cross default provisions and the ability to use FF&E reserves generated by all hotels in the portfolio for the maintenance and refurbishment of any hotel within the portfolio. The FF&E reserve may be used by the Manager and Lessee to maintain the properties in good working order and repair. If the FF&E reserve is not sufficient to fund these expenditures, the Company may make the expenditures, in which case annual minimum rent will be increased. The Company's real estate properties net of accumulated depreciation consisted of land of $304,792, building and improvements of $1,618,821 and furniture, fixtures and equipment of $159,386, as of December 31, 1999 and land of $243,337, building and improvements of $1,389,817 and furniture, fixtures and equipment of $141,657, as of December 31, 1998.

         During 1999, 1998 and 1997, the Company purchased and leased 40, 51 and 37 properties, respectively for aggregate purchase prices of approximately $361,000, $606,000 and $407,000 excluding closing costs, respectively. As of December 31, 1999, the Company owned and leased 210 hotel properties.

Future minimum lease payments to be received by the Company during the remaining initial terms of its leases total $3,086,800 ($223,700 annually). As of December 31, 1999, the weighted average remaining initial term

                          HOSPITALITY PROPERTIES TRUST

            (in thousands, except share, per share and percent data)

of the Company's leases was approximately 13.8 years, and the weighted average remaining total term (including all renewal options) was approximately 51.1 years.


5. Indebtedness                                                 December 31,
                                                         -----------------------
                                                           1999           1998
                                                         -----------------------

Revolving credit facility, unsecured .................   $      --    $      --
7% Senior Notes, unsecured, due 2008 .................     150,000      150,000
8.25% Monthly Income Senior Notes, unsecured, due 2005     115,000      115,000
8.5% Monthly Income Senior Notes, unsecured, due 2009      150,000      150,000
Less: unamortized discounts ..........................        (220)        (247)
                                                         ---------    ---------
                                                         $ 414,780    $ 414,753
                                                         =========    =========

         In December 1998 the Company issued $150 million of unsecured 8.5% Monthly Income Senior Notes ("8.5% Notes") which mature in January 2009. The 8.5% Notes cannot be redeemed prior to December 15, 2002. From and after December 15, 2002, the Company may redeem some or all of the 8.5% Notes from time to time before they mature. The redemption price will equal the outstanding principal of the 8.5% Notes being redeemed plus accrued interest. Interest is payable monthly in arrears. As of December 31, 1999, the market value of these notes was $142,080 based on public quotes.

         In November 1998 the Company issued $115 million of unsecured 8.25% Monthly Income Senior Notes ("8.25% Notes") which mature in November 2005. The 8.25% Notes cannot be redeemed prior to November 15, 2001. From and after November 15, 2001, the Company may redeem some or all of the 8.25% Notes from time to time before they mature. The redemption price will equal the outstanding principal of the 8.25% Notes being redeemed plus accrued interest. Interest is payable monthly in arrears. As of December 31, 1999, the market value of these notes was $108,928 based on public quotes.

         In March 1998 the Company entered into a new unsecured revolving credit facility (the "Credit Facility") of $250,000. In June 1998 the Credit Facility was syndicated to a group of commercial banks and expanded to $300,000. The Credit Facility matures in March 2002 and bears interest at LIBOR plus a spread based on the Company's senior unsecured debt ratings. The Credit Facility contains financial covenants requiring the Company to, among other things, maintain a debt to asset ratio (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined). The weighted average interest rate on Credit Facility borrowings during 1999 was 6.17%. As of December 31, 1999, the Company had no outstanding borrowings under the Credit Facility.

         In February 1998 the Company issued $150 million of 7% senior unsecured notes due 2008 ("7% Notes"). The 7% Notes mature in March 2008 and are prepayable at any time. If prepaid, the redemption price will equal the outstanding principal of the 7% Notes being redeemed plus accrued interest and a "make-whole amount" (as defined). Interest is payable semi-annually in arrears. As of December 31, 1999, the market value of these notes was $130,905 based on public quotes.

         As of December 31, 1999 none of the Company's assets were pledged or mortgaged.

6. Transactions with Affiliates

         The Company has an advisory agreement with REIT Management & Research, Inc. ("RMR") whereby RMR provides investment, management and administrative services to the Company. RMR is compensated at an annual rate equal to 0.7% of HPT's average real estate investments up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon improvements in cash available for distribution per share (as

                          HOSPITALITY PROPERTIES TRUST

            (in thousands, except share, per share and percent data)

defined). Advisory fees excluding incentive fees earned for the years ended 1999, 1998 and 1997 were $10,949, $8,301 and $5,299, respectively. Incentive advisory fees are paid in restricted Common Shares based on a formula. The Company accrued $237, $846 and $551 in incentive fees during 1999, 1998 and 1997, respectively. The Company issued 32,904 and 15,931 restricted Common Shares in satisfaction of the 1998 and 1997 incentive fees, respectively. The 1999 fee was paid to RMR in restricted Common Shares in February 2000. As of December 31, 1999, RMR and its affiliates owned 345,236 shares of HPT. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company.

7. Concentration

         The Company's assets are income producing lodging related real estate located throughout the United States. The Company's lessees at December 31, 1999 were:

                                                                                 Annual                 Total
Leased to                            Number of         Initial        % of      Minimum      % of      Rent In      % of
Subsidiary of:                       Properties       Investment      Total       Rent      Total      1999(1)     Total
--------------                       ----------       ----------      -----       ----      -----      -------     -----
Host Marriott Corp.                       53           $505,400        23%      $50,540       23%    $  53,429        25%
Host Marriott Corp.                       18            172,200         8%       17,220        8%       17,733         8%
Marriott International, Inc.              17            201,643         9%       21,322       10%       15,933         7%
Marriott International, Inc.              14            148,812         7%       14,881        7%       14,881         7%
Marriott International, Inc.               9            129,377         6%       12,938        6%       12,940         6%
Wyndham International, Inc.               15            240,000        11%       25,000       11%       25,081        12%
Wyndham International, Inc.               12            182,570         8%       18,325        8%       18,087         9%
Homestead Village, Inc.                   18            145,000         7%       15,960        7%       13,585         6%
Candlewood Hotel Company                  17            142,400         7%       14,253        6%       11,410         6%
Candlewood Hotel Company                  17            118,500         5%       12,081        5%       13,398         6%
ShoLodge, Inc.                            20            205,000         9%       21,280        9%       16,192         8%
                                         ---        -----------     ------    ---------    ------   ----------      -----
                                         210         $2,190,902       100%     $223,800      100%     $212,669       100%

(1)  Includes  minimum  rent and  percentage  rent from the later of  January  1, 1999 or the date of  purchase  through
     December 31, 1999.

         At December 31, 1999 the Company's 210 hotels contain 28,449 rooms and are located in 35 states, with between 5% and 11% of its hotels in each of Virginia, Florida, Arizona, Georgia, Texas, and California.

8. Pro Forma Information (Unaudited)

         In 1999 and 1998 the Company completed offerings of 10,812,400 and 6,692,413 common shares of beneficial interest, respectively, 3,000,000 preferred shares of beneficial interest, and the acquisition of 40 and 51 additional hotels, respectively. The Company completed debt offerings totaling $415,000 in 1998. If such transactions occurred on January 1, 1998, unaudited pro forma 1999 revenues, net income available for common shareholders and net income available for common shareholders per share would have been $251,314, $117,845 and $2.09, respectively. The unaudited pro forma 1998 revenues, net income and net income per share would have been $242,497, $115,370 and $2.04, respectively.

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

                          HOSPITALITY PROPERTIES TRUST

            (in thousands, except share, per share and percent data)


9. Selected Quarterly Financial Data (Unaudited)

         The following is a summary of the unaudited quarterly results of operations of the Company for 1999 and 1998:

                                                                                         1999
                                                              ---------------------------------------------------------
                                                                First          Second            Third          Fourth
                                                              Quarter          Quarter         Quarter          Quarter

   Revenues...............................................     $53,273         $58,991          $62,343         $62,611
   Net income available for common shareholders...........      22,896          26,066           28,624          29,237
   Net income available for common shareholders per share(1)       .50             .51              .51             .52
   Dividends per share(2).................................         .68             .69              .69              .69
                                                                                          1998
                                                              ---------------------------------------------------------
                                                                First           Second           Third          Fourth
                                                               Quarter          Quarter         Quarter         Quarter
   Revenues...............................................     $37,370         $44,194          $45,175         $48,222
   Income before extraordinary item.......................      19,554          22,670           22,112          23,646
   Income before extraordinary item share(1)...............        .49             .54              .52             .53
   Net income and net income available for common
      shareholders........................................      13,238          22,372           22,107          23,624
   Net income and net income available for common
      shareholders per share(1)............................        .33             .53              .52             .53
   Dividends per share(2).................................         .64             .65              .66             .67

(1)  The sum per common share  amounts for the four  quarters  differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)  Amounts represent dividends declared with respect to the periods shown.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Hospitality Properties Trust:

         We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Hospitality Properties Trust and have issued our report thereon dated January 14, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and related notes on pages F-12 and F-13 are the responsibility of Hospitality Properties Trust's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
January 14, 2000


                                            HOSPITALITY PROPERTIES TRUST

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1999
                                               (dollars in millions)

                                                                       Costs
                                                                    Capitalized
                                                                    Subsequent
                                                Initial                 to               Gross Amount at which
                                            Cost to Company          Acquisition       Carried at Close of Period
                                          ---------------------    --------------    ------------------------------

                                                  Buildings &                                Buildings &
                            Encumbrances   Land   Improvements     Improvements       Land   Improvements   Total
66 Courtyards                   $--        $106       $503              $5            $106       $508        $614

34 Candlewood Hotels             --          25        213              --              25        213         238

34 Residence Inns                --          65        286               1              65        287         352

20 Sumner Suites                 --          21        164              --              21        164         185

18 Homestead Village             --          28        106              --              28        106         134

15 Summerfield Suites            --          23        196              --              23        196         219

12 Wyndham Hotels                --          16        154               1              16        155         171

2 Marriott Full Service          --           8         50              --               8         50          58

9 TownePlace Suites              --          14         51              --              14         51          65
                                 --        ----   --------            ----            ----    -------      ------

Total (210 hotels)              $--        $306     $1,723              $7            $306     $1,730      $2,036
                                ===        ====     ======             ===            ====     ======      ======
                                                                                                 Life on which
                                                                                                Depreciation in
                                                                                                 Latest Income
                            Accumulated            Date of                   Date                Statement is
                            Depreciation         Construction              Acquired                Computed
                            -------------     -------------------     --------------------    --------------------
66 Courtyards                   $(47)         1987 through 1999        1995 through 1999         15 - 40 Years

34 Candlewood Hotels              (9)         1996 through 1998        1997 through 1999         15 - 40 Years

34 Residence Inns                (20)         1989 through 1999        1996 through 1999         15 - 40 Years

20 Sumner Suites                  (7)         1992 through 1999        1997 through 1999         15 - 40 Years

18 Homestead Village              (3)         1996 through 1998              1999                15 - 40 Years

15 Summerfield Suites            (10)         1989 through 1993              1998                15 - 40 Years

12 Wyndham Hotels                (13)         1987 through 1990        1996 through 1997         15 - 40 Years

2 Marriott Full Service           (2)         1972 through 1981              1998                15 - 40 Years

9 TownePlace Suites               (1)         1997 through 1999        1998 through 1999         15 - 40 Years
                               ------

Total (210 hotels)             $(112)
                               ======

                          HOSPITALITY PROPERTIES TRUST

                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1999
                             (dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 1997 to December 31, 1999 is as follows:


                                             1999          1998         1997
                                             ----          ----         ----

Balance at beginning of period            $   68,289    $   35,942   $   16,701

Additions: depreciation expense               44,032        32,347       19,241
                                          ----------    ----------   ----------

Balance at close of period                $  112,321    $   68,289   $   35,942
                                          ==========    ==========   ==========

(B) The change in total cost of properties for the period from January 1, 1997 to December 31, 1999 is as follows:

                                             1999          1998         1997
                                             ----          ----         ----

Balance at beginning of period            $1,698,457    $1,144,973   $  773,497

Additions: hotel acquisitions and
           capital expenditures              337,520       553,484      371,476
                                          ----------    ----------   ----------

Balance at close of period                $2,035,977    $1,698,457   $1,144,973
                                          ==========    ==========   ==========


(C) The net tax basis of the Company's real estate properties was $1,923,254 as of December 31, 1999.

Introduction to Supplementary Financial Statements of HMH HPT Courtyard LLC
---------------------------------------------------------------------------

         HMH HPT Courtyard LLC is the lessee of 23% of Hospitality Properties Trust's investments, at cost. HMH HPT Courtyard LLC is a subsidiary of Host Marriott Corporation and is not owned by Hospitality Properties Trust. The following financial statements of HMH HPT Courtyard LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by HMH HPT Courtyard LLC's management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard LLC:

         We have audited the accompanying balance sheets of HMH HPT Courtyard LLC (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, shareholder's and member's equity and cash flows for the fiscal years ended December 31, 1999 and 1998, and January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the fiscal years ended December 31, 1999 and 1998, and January 2, 1998 in conformity with accounting principles generally accepted in the United States.

                                                     Arthur Andersen LLP

Vienna, Virginia
March 8, 2000

                              HMH HPT COURTYARD LLC
                                 BALANCE SHEETS
                     December 31, 1999 and December 31, 1998
                                 (in thousands)


                                                            1999       1998
                                                           -------   -------
                                     ASSETS

Rent receivable ........................................   $ 3,658   $    --
Due from Hospitality Properties Trust...................     1,192        --
Due from Marriott International, Inc. ..................        --     3,244
Security deposit .......................................    50,540    50,540
Note receivable from Crestline .........................     5,100     5,100
Restricted cash ........................................     7,331        --
                                                           -------   -------
       Total assets ....................................   $67,821   $58,884
                                                           =======   =======

                    LIABILITIES AND MEMBER'S EQUITY

Due to Host Marriott, L.P. .............................   $ 9,918   $ 5,899
Due to Hospitality Properties Trust ....................       879        --
Due to CCMH Courtyard I LLC ............................     1,959        --
Deferred gain ..........................................    30,916    33,793
                                                           -------   -------
       Total liabilities ...............................    43,672    39,692
                                                           -------   -------

 Member's equity .......................................    24,149    19,192
                                                           -------   -------
       Total liabilities and member's equity ...........   $67,821   $58,884
                                                           =======   =======

                       See Notes to Financial Statements.


                                        HMH COURTYARD LLC
                                    STATEMENTS OF OPERATIONS
          For the Fiscal Years December 31, 1999, December 31, 1998 and January 2, 1998
                                         (in thousands)


                                                                1999       1998         1997
                                                             ---------   ---------    ---------
REVENUES (Note 1):
       Rental income .....................................   $  60,463   $      --    $      --
       Hotel sales .......................................          --     224,305      211,889
       Interest income ...................................         326          --           --
       Amortization of deferred gain .....................       2,877       2,877        2,900
                                                             ---------   ---------    ---------
             Total revenues ..............................      63,666     227,182      214,789

EXPENSES:
       Hotel expenses ....................................          --     109,547      103,473
       Rent expense ......................................      53,586      52,784       52,335
       FF&E contribution expense .........................          --      11,216       10,595
       Base and incentive management fees paid to Marriott
        International, Inc. ..............................          --      26,348       23,323
       Property taxes ....................................          --       7,842        7,491
       Corporate expenses ................................       1,933       1,947        1,991
       Other expenses ....................................          23       3,591        4,583
                                                             ---------   ---------    ---------
             Total expenses ..............................      55,542     213,275      203,791
                                                             ---------   ---------    ---------

INCOME BEFORE INCOME TAXES ...............................       8,124      13,907       10,998
Provision for income taxes ...............................          --      (5,563)      (4,400)
                                                             ---------   ---------    ---------

NET INCOME ...............................................   $   8,124   $   8,344    $   6,598
                                                             =========   =========    =========

                               See Notes to Financial Statements.

                                             HMH HPT COURTYARD LLC
                                STATEMENTS OF SHAREHOLDER'S AND MEMBER'S EQUITY
             For the Fiscal Years Ended December 31, 1999, December 31, 1998 and January 2, 1998
                                                (in thousands)


                                                                   Additional
                                                     Common          Paid-In         Retained         Member's
                                                     Stock           Capital    Earnings/(Deficit)     Equity
                                                     -----           -------    ------------------     ------
Balance, January 3, 1997 ......................   $        --        $ 15,478      $   (720)         $     --
Adjustment to 1996 capital contribution by Host
    Marriott ..................................            --            (183)           --                --
Dividend to Host Marriott .....................            --              --        (4,858)               --
Net income ....................................            --              --         6,598                --
                                                  -----------        --------      --------          --------
Balance at January 2, 1998 ....................            --          15,295         1,020                --
Dividend to Host Marriott .....................            --              --        (5,467)               --
Net income ....................................            --              --         8,344                --
Balance contributed to HMH HPT Courtyard LLC
    (See Note 1) ..............................            --         (15,295)       (3,897)           19,192
                                                  -----------        --------      --------          --------
Balance at December 31, 1998 ..................            --              --            --            19,192
Dividend to Host Marriott .....................            --              --            --            (3,167)
Net income ....................................            --              --            --             8,124
                                                  -----------        --------      --------          --------
Balance at December 31, 1999 ..................   $        --        $     --      $     --          $ 24,149
                                                  ===========        ========      ========          ========

                                      See Notes to Financial Statements.

                                   HMH HPT COURTYARD LLC
                                 STATEMENTS OF CASH FLOWS
    For the Fiscal Years Ended December 31, 1999, December 31, 1998 and January 2, 1998
                                      (in thousands)

                                                            1999        1998       1997
                                                           -------    -------    -------
OPERATING ACTIVITIES:
     Net income ........................................   $ 8,124    $ 8,344    $ 6,598
     Adjustments to reconcile net income to cash
       provided by operating activities:
     Amortization of deferred gain .....................    (2,877)    (2,877)    (2,900)
     Changes in operating accounts:
         Increase in rent receivable ...................    (3,658)        --         --
         Increase in due from Hospitality Properties Trust  (1,192)        --         --
         Increase in restricted cash ...................    (7,331)        --         --
         Decrease (increase) in due from Marriott
           International, Inc. .........................     3,244        (11)        65
         Increase in due to Host Marriott, L.P. ........     4,019         11      1,095
         Increase in due to Hospitality Properties Trust       879         --         --
         Increase in due to CCMH Courtyard I LLC .......     1,959         --         --
                                                           -------    -------    -------
         Cash provided by operations ...................     3,167      5,467      4,858
                                                           -------    -------    -------

FINANCING ACTIVITIES:
     Dividend to Host Marriott .........................    (3,167)    (5,467)    (4,858)
                                                           -------    -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................        --         --         --

CASH AND CASH EQUIVALENTS, beginning of year ...........        --         --         --
                                                           -------    -------    -------

CASH AND CASH EQUIVALENTS, end of year .................   $    --    $    --    $    --
                                                           =======    =======    =======

                            See Notes to Financial Statements.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

         HMH HPT Courtyard, Inc. was incorporated in Delaware on February 7, 1995 as a wholly-owned indirect subsidiary of Host Marriott Corporation. HMH HPT Courtyard, Inc. had no operations prior to March 24, 1995 (the "Commencement Date"). In connection with the REIT conversion discussed below HMH HPT
Courtyard, Inc. was merged into HMH HPT Courtyard LLC on December 23, 1998 (collectively the activities of HMH HPT Courtyard, Inc. and HMH HPT Courtyard LLC are referred to as the "Company").

         On the Commencement Date, affiliates of Host Marriott Corporation ("Host Marriott" or the "Sellers") sold 21 Courtyard properties to Hospitality Properties Trust ("HPT"). On August 22, 1995, HPT purchased an additional 16 Courtyard properties from the Sellers. On March 22, 1996 and April 4, 1996, a total of 16 additional Courtyard properties were purchased by HPT for a total of 53 Courtyard hotels (the "Hotels"). The Sellers contributed the assets and liabilities related to the operations of such properties to the Company, including working capital advances to the manager, prepaid rent under leasing arrangements and rights to other assets as described in Note 2. Such assets have been accounted for at their historical cost.

         On April 17, 1998, Host Marriott announced that its Board of Directors authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott, LP ("Host LP").

         In connection with the REIT  Conversion,  the following steps occurred:
1) in December 1998, HMH HPT Courtyard LLC was formed as a wholly owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") a then wholly owned subsidiary of Host Marriott; 2) on December 23, 1998, HMH HPT Courtyard, Inc. merged into HMH HPT Courtyard LLC and HMH HPT Courtyard, Inc. ceased to exist; and 3) on December 24, 1998, Hospitality contributed its LLC interest in the Company to Host LP, such that the Company is wholly owned by Host LP. As of December 31, 1999, Host REIT owns 78% of the outstanding limited partner units of Host LP and unaffiliated partners own the remaining 22%. The merger of HMH HPT Courtyard, Inc. and HMH HPT Courtyard LLC was accounted for as a reorganization of affiliated entities and the assets and liabilities of HMH HPT Courtyard, Inc. were carried over at their historical cost.

         As REITs are not currently permitted to derive revenues directly from the operations of hotels, the Company subleases its hotels and has assigned its interest in the management agreements to subsidiaries of Crestline Capital Corporation ("Crestline"). See Notes 2 and 5.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End Change

         The U.S. Internal Revenue Code of 1986, as amended, requires REITs to file their U.S. income tax return on a calendar year basis. Accordingly in 1998, the Company changed its fiscal year-end to December 31 for both financial and tax reporting requirements. Previously, the Company's fiscal year ended on the Friday nearest to December 31.

Revenues

         1999 revenues primarily represent sublease rental income from Crestline and are not comparable to 1998 hotel revenues which reflect gross sales generated by the hotel properties. The rent due under each sublease is the greater of base rent or percentage rent, as defined. Sublease percentage rent applicable to room, food and beverage and other types of hotel revenue varies by sublease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the sublease minimum rent and the revenue thresholds used in computing sublease percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

Application of New Accounting Standards

         In December 1999, the staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 - Revenue Recognition ("SAB 101"). SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company retroactively changed its method of accounting for contingent sublease rental revenues to conform to SAB 101 effective January 1, 1999. SAB 101 has no impact on full-year 1999 revenues or net income because all rental revenues considered contingent under SAB 101 were earned as of December 31, 1999. The change in accounting principle has no effect on prior years because contingent rent relates to rental income on the sublease which began in 1999.

Corporate Expenses

         The Company operates as a unit of Host LP, utilizing Host LP's employees, centralized system for cash management, insurance and administrative services. The Company has no employees. All cash received by the Company is commingled with Host LP's general corporate funds. Operating expenses and other cash requirements of the Company are paid by Host LP and charged directly or allocated to the Company. Certain general and administrative costs of Host LP are allocated to the Company, based on Host LP's specific identification of individual cost items when appropriate and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis, however, management believes that these expenses are comparable to the expected allocations by Host LP of general and administrative costs on a forward-looking basis.

Concentration of Credit Risk

         The Company's largest asset is the security deposit (see Note 3) which constitutes 75% of the Company's total assets as of December 31, 1999. The security deposit is not collateralized and is due from HPT at the termination of the leases, which are described in Note 2.

         Restricted CashRestricted cash consists of cash and cash equivalents held in an interest-bearing deposit account pursuant to the Cash Management and Security Agreement between HPT, Crestline, and Host LP. Base and percentage rent under the Lease are collected and disbursed through the account, which is controlled by HPT.

Deferred Gain

         Host Marriott contributed to the Company deferred gains relating to the sale of the 53 Courtyard properties to HPT in 1995 and 1996. The Company is amortizing the deferred gain over the initial term of the Lease, as defined below.

NOTE 2.    LEASE COMMITMENTS

Leases with HPT

         On the Commencement Date, the Company entered into a lease for 21 Courtyard properties. On August 22, 1995, the Company entered into a lease for an additional 16 Courtyard properties. On March 22, 1996 and April 4, 1996, the Company entered into a lease for an additional 16 Courtyard properties (collectively, the "Lease"). The initial term of the Lease expires in 2012. Thereafter, the Lease may be renewed for three consecutive twelve-year terms at the option of the Company.

         The Company is required to pay rents equal to aggregate minimum annual rent of $50,793,000 ("Base Rent"), and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. The Company is also required to provide Marriott International (the "Manager") with working capital to meet the operating needs of the Hotels.

         Under the sublease agreements discussed below, Crestline is responsible for making the payments required under the Lease when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the Hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the management agreements described below.

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

         The Company is required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, net worth is defined as member's equity plus the deferred gain. Net worth, as defined, was $55,277,000 at December 31, 1999.

         As of December 31, 1999, future minimum annual rental commitments for the Lease on the Hotels are as follows (in thousands).

                                                            Minimum
                                                             Lease
                                                           Payments

         2000.........................................       50,793
         2001.........................................       50,793
         2002.........................................       50,793
         2003.........................................       50,793
         2004.........................................       50,793
         Thereafter...................................      406,346
                                                         ----------
                Total minimum lease payments..........   $  660,311
                                                         ==========

         Total  minimum  lease  payments  exclude   percentage  rent  which  was
$2,686,000,  $2,284,000  and  $1,771,000  for fiscal years 1999,  1998 and 1997, respectively.

Ground Leases

         The land under eight of the Hotels is leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2039 and 2067. The ground leases provide for rent based on specific percentages of certain sales subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. As is discussed below, under the sublease agreements, Crestline makes ground lease rent payments.

Subleases with Crestline

         In connection with the REIT Conversion, the Company agreed to sublease the Hotels (the "Subleases") to separate indirect sublessee subsidiaries of Crestline ("Sublessee"), subject to the terms of the applicable Lease with HPT. Under the Subleases, the Company will have committed aggregate minimum subrental income of $660 million, which is equal to the Company's minimum lease payment obligation described above.

         The terms of each Sublease expire simultaneously with the expiration of the initial term of the Lease to which it relates and automatically renews for the corresponding renewal term under the Lease, unless either the Company (the "Sublessor") elects not to renew the Lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases. Rent under the Subleases consists of minimum rent of $50.7 million in 1999 and an additional percentage which totals $9.8 million in 1999. The percentage rent is sufficient to cover the additional rent due under the Lease with HPT, with any excess being retained by the Company. The rent payable under the Sublease is guaranteed by the Sublessee up to a maximum amount of $20 million.

         The Sublessee is responsible for paying all of the expenses of operating the applicable hotels, including all personnel costs, utility costs and general repair and maintenance of the hotels. Crestline is also responsible for paying real estate taxes, personal property taxes (to the extent the Company owns the personal property), casualty insurance on the structures, ground lease rent payments, required expenditures for FF&E (including maintaining the FF&E reserve, to the extent such is required by the applicable management agreement) and other capital expenditures. Crestline also is responsible for all fees payable to the applicable manager, including base and incentive management fees, chain services payments, and franchise or system fees, with respect to periods covered by the term of the sublease. The Company also remains liable under each management agreement.

NOTE 3.    SECURITY DEPOSIT

         HPT holds $50,540,000 as a security deposit for the obligations of the Company under the Leases (the "Security Deposit"). The Security Deposit is due upon termination of the Lease.

NOTE 4.    INCOME TAXES

         Host Marriott has contributed the Security Deposit and deferred gain to the Company without contributing their related tax attributes and has agreed that the Company will not be responsible for any tax liability or benefit associated with the Security Deposit or deferred gain. Accordingly, no deferred tax balances are reflected in the accompanying balance sheets. There is no difference between the basis of assets and liabilities for income tax and financial reporting purposes other than for the Security Deposit and the deferred gain. Subsequent to the REIT Conversion, Host REIT is generally no longer required to pay federal and state income taxes. For this reason, Host REIT no longer allocates a tax provision to the Company. For periods prior to the REIT Conversion, Host Marriott allocated a tax provision to the Company based on the separate return method.

         The components of the Company's effective income tax rate follow:

                                                           1998         1997

    Statutory Federal tax rate......................       35.0%        35.0%
    State income tax, net of Federal tax benefit....        5.0          5.0
                                                       --------     --------
                                                           40.0%        40.0%
                                                       ========     ========

         The  provision   for  income  taxes   consists  of  the  following  (in
thousands):

                                                             1998        1997

    Current - Federal...................................  $  4,868     $  3,849
            - State.....................................       695          551
                                                          --------     --------
                                                          $  5,563     $  4,400
                                                          ========     ========

         The allocation of taxes to the Company for 1998 is included in Due to Host Marriott in the accompanying balance sheet as of December 31, 1998.

NOTE 5.    MANAGEMENT AGREEMENTS

         The Sellers' rights and obligations under management agreements (the "Agreements") with the Manager, were transferred to HPT and then through the Leases to the Company. In connection with the REIT Conversion, Host Marriott assigned its rights and obligations under the Agreements to subsidiaries of Crestline. The Agreement has an initial term expiring in 2012 with options to extend the Agreement on all of the Hotels for up to 36 years. The Agreements provide that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager. As a result of the REIT Conversion, beginning in 1999 all fees payable under the Agreements are the obligation of the Sublessee. The obligations of the Lessees are guaranteed to a limited extent by Crestline. The Company remains obligated to the managers if the Sublessee fails to pay these fees (but would be entitled to reimbursement from the Sublessee under the terms of the Subleases).

         Pursuant to the terms of the Agreements, the Manager is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Hotels participate in Marriott Rewards and Marriott's Courtyard Club programs. The costs of these programs are charged to all hotels in the system.

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

         Pursuant to the terms of Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital. Upon termination of the Agreements, the working capital will be returned to the Company. In connection with the REIT Conversion, the Company sold the existing working capital to the Sublessee in return for a note receivable that bears interest at a rate of 5.12%. Interest accrued on the note is due simultaneously with each periodic rent payment. The principal amount of the note is payable upon termination of the Subleases. The Sublessee can return the working capital in satisfaction of the note. As of December 31, 1999, the note receivable from Crestline for working capital was $5.1 million.

NOTE 6.  REVENUES AND HOTEL EXPENSES

         As of January 1, 1999, the Company subleases all of its hotels to subsidiaries of Crestline due to the REIT conversion. As a result of these subleases, the Company no longer records property-level revenues and operating expenses; rather the Company recognizes rental income on the subleases and specified owner expenses, including rent due under the Lease.

         The following table presents the detail of hotel revenues and expenses (house profit) for 1999, 1998, and 1997 (in thousands). Amounts in 1999 represent the revenues and hotel expenses of the sublessee and are unaudited.

                                                  1999       1998       1997
                                                  ----       ----       ----
                                              (unaudited)
Revenues:
       Rooms ................................   $209,408   $202,029   $189,426
       Food and beverage ....................     15,034     14,932     14,789
       Other ................................      8,378      7,344      7,674
                                                --------   --------   --------
             Total Revenues .................    232,820    224,305    211,889
                                                --------   --------   --------
Hotel expenses:
       Rooms (a) ............................     45,950     42,535     39,280
       Food and beverage (b) ................     13,214     12,950     12,657
       Other operating departments (c) ......      1,839      2,089      2,245
       General and administrative (d) .......     24,461     24,239     22,536
       Utilities (e) ........................      7,494      7,751      8,046
       Repairs, maintenance and accidents (f)      8,448      8,803      8,613
       Marketing and sales (g) ..............      2,253      2,078      2,281
       Chain services (h) ...................      9,473      9,102      7,815
                                                --------   --------   --------
             Total Hotel expenses ...........    113,132    109,547    103,473
                                                --------   --------   --------

House Profit ................................   $119,688   $114,758   $108,416
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

Introduction to Supplementary Financial Statements of CCMH Courtyard I LLC

CCMH Courtyard I LLC is the sublessee of 23% of Hospitality Properties Trust's investments, at cost. CCMH Courtyard I LLC is a subsidiary of Crestline Capital Corporation and is not owned by Hospitality Properties Trust. The following financial statements of CCMH Courtyard I LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by CCMH Courtyard I LLC's management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CCMH Courtyard I LLC:

         We have audited the accompanying balance sheet of CCMH Courtyard I LLC (a Delaware corporation) as of December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of CCMH Courtyard I LLC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCMH Courtyard I LLC as of December 31, 1999 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

                                                       ARTHUR ANDERSEN LLP


Vienna, Virginia
February 24, 2000

                              CCMH COURTYARD I LLC
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                                 (in thousands)

                                     ASSETS

Current assets
     Cash and cash equivalents ...........................   $   100
     Due from Marriott International .....................     3,009
     Note receivable from Crestline Capital ..............    20,000
                                                             -------
                                                              23,109
Hotel working capital ....................................     5,100
Sublease deposit .........................................     1,948
                                                             -------

     Total assets ........................................   $30,157
                                                             =======


                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
     Lease payable to HMH ................................   $ 3,658
     Other ...............................................         3
                                                             -------
                                                               3,661
Hotel working capital notes payable to HMH ...............     5,100
                                                             -------
     Total liabilities ...................................     8,761
                                                             -------

Shareholder's equity
     Common stock (100 shares at $1.00 par value) ........        --
     Additional paid-in capital ..........................    20,000
     Retained earnings ...................................     1,396
                                                             -------
         Total shareholder's equity ......................    21,396
                                                             -------
         Total liabilities and shareholders' equity ......   $30,157
                                                             =======

                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                             STATEMENT OF OPERATIONS
                       Fiscal Year Ended December 31, 1999
                                 (in thousands)

REVENUES
     Rooms ............................................         $ 209,408
     Food and beverage ................................            15,034
     Other ............................................             8,378
                                                                ---------
         Total revenues ...............................           232,820
                                                                ---------

OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
     Rooms ............................................            45,950
     Food and beverage ................................            13,214
     Other ............................................            81,911
Other operating costs and expenses
     Lease expense paid to HMH ........................            60,463
     Management fees paid to Marriott International ...            23,935
                                                                ---------
         Total operating costs and expenses ...........           225,473
                                                                ---------

OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST             7,347
Corporate expenses ....................................              (342)
Interest expense ......................................              (261)
Interest income .......................................                80
                                                                ---------
INCOME BEFORE INCOME TAXES ............................             6,824
Provision for income taxes ............................            (2,798)
                                                                ---------
NET INCOME ............................................         $   4,026
                                                                =========


                       See Notes to Financial Statements.

                                            CCMH COURTYARD I LLC
                                     STATEMENT OF SHAREHOLDER'S EQUITY
                                    Fiscal Year Ended December 31, 1999
                                               (in thousands)


                                       Common            Additional             Retained
                                        Stock          Paid-in Capital          Earnings           Total
                                        -----          ---------------          --------           -----
Balance, January 1, 1999 .......     $        --           $ 20,000             $     --         $ 20,000
   Dividend to Crestline Capital              --                 --               (2,630)          (2,630)
   Net income ..................              --                 --                4,026            4,026
                                     -----------           --------             --------         --------
Balance, December 31, 1999 .....     $        --           $ 20,000             $  1,396         $ 21,396
                                     ===========           ========             ========         ========

                                     See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                             STATEMENT OF CASH FLOWS
                       Fiscal Year Ended December 31, 1999
                                 (in thousands)

OPERATING ACTIVITIES
Net income .......................................              $ 4,026
Change in amounts due from Marriott International                (3,009)
Change in lease payable to Host Marriott and other                3,661
                                                                -------
     Cash provided by operating activities .......                4,678
                                                                -------

INVESTING ACTIVITIES
Sublease deposit .................................               (1,948)
                                                                -------

FINANCING ACTIVITIES
Dividend to Crestline Capital ....................               (2,630)
                                                                -------

Increase in cash and cash equivalents ............                  100
Cash and cash equivalents, beginning of year .....                   --
                                                                -------
Cash and cash equivalents, end of year ...........              $   100
                                                                =======

                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

         Organization

         CCMH Courtyard I LLC (the "Company") was incorporated in the state of Delaware on December 28, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (the "Distribution").

         On December 31, 1998, the Company entered into sublease agreements with HMH HPT Courtyard LLC ("HMH"), a wholly owned subsidiary of Host Marriott to sublease 53 of HMH's limited-service hotels with the existing management agreements of the subleased hotels assigned to the Company. As of December 31, 1999, the Company subleased 53 limited-service Courtyard hotels from HMH.

         The Company operates as a unit of Crestline, utilizing Crestline's employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Crestline are allocated to the Company, using a variety of methods, principally Crestline's specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

         Fiscal Year

         The Company's fiscal year ends on the Friday nearest December 31.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents.

         Revenues

         The Company records the gross property-level revenues generated by the hotels as revenues.

         Use of Estimates in the Preparation of Financial Statements

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

Note 2.  Subleases

         HMH leases 53 limited-service hotels under the Courtyard by Marriott brand (the "HPT Leases") from Hospitality Properties Trust, Inc. ("HPT"). The HPT Leases have initial terms expiring through 2012 and are renewable at the option of HMH. In connection with the Distribution, the Company entered into sublease agreements with HMH for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If HMH elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

         Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent of $50,646,000 plus (ii) an additional rent equal to 5% of the excess of hotel revenues over a base year total of hotel revenues. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, the Company is required to pay rent to HMH equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues.

         Pursuant to the Subleases, the Company is required to maintain a minimum net worth of $20 million. The Company is also not permitted under its Subleases to pay dividends or advance funds to Crestline or its affiliates in excess of its cumulative net income. The Subleases also required the Company to provide a security deposit to HMH for $1,948,000, which shall be returned to the Company upon the termination of the Subleases.

         In the event that changes in the federal income tax laws allow Host Marriott or its subsidiaries to directly operate the hotel without jeopardizing its REIT status, Host Marriott may terminate all, but not less than all, of the Subleases upon payment of a termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent.

         Recent Tax Legislation

         Effective January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001 to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's subleases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. If Host Marriott elects to terminate the Subleases, it would have to terminate all of the Subleases.

         Future minimum annual rental commitments for all non-cancelable leases as of December 31, 1999 are as follows (in thousands):

  2000 ...........................................................   $ 50,646
  2001 ...........................................................     50,646
  2002 ...........................................................     50,646
  2003 ...........................................................     50,646
  2004 ...........................................................     50,646
  Thereafter .....................................................    405,168
                                                                     --------
  Total minimum lease payments ...................................   $658,398
                                                                     ========


  Rent expense for 1999 consisted of the following (in thousands):

  Base rent ......................................................   $ 53,457
  Percentage rent ................................................      9,817
                                                                     --------
                                                                     $ 63,274
                                                                     ========

Note 3.  Working Capital Notes

         Upon the commencement of the Subleases, the Company purchased the working capital of the subleased hotels from HMH for $5,100,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Sublease. The principal amount of each note is due upon the termination of each Sublease. Upon termination of the Subleases, the Company will sell HMH the existing working capital at its current value. To the extent the working capital delivered to HMH is less than the value of the note, the Company will pay HMH the difference in cash. However, to the extent the working capital delivered to HMH exceeds the value of the note, HMH will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance of the working capital notes was $5,100,000.

         Debt maturities at December 31, 1999 are as follows (in thousands):

         2000.........................................     $     --
         2001.........................................           --
         2002.........................................           --
         2003.........................................           --
         2004.........................................           --
         Thereafter...................................        5,100
                                                           --------
                                                           $  5,100
                                                           ========

         Cash paid for interest expense in 1999 totaled $241,000.

Note 4.  Management Agreements

         The hotels are managed by Marriott International, Inc. ("Marriott International") under long-term management agreements between HPT and Marriott International (the "Agreements"). HPT's rights and obligations under the Agreements were transferred to HMH through the HPT Leases. HMH's rights and obligations under the Agreements with Marriott International were assigned to the Company for the term of the Subleases. The Agreements have an initial term expiring in 2012 with an option to extend the Agreements on all of the hotels for up to 36 years. The Agreements provide that Marriott International be paid a system fee equal to 3% of hotel revenues, a base management fee of 2% of hotel revenues ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, Marriott International is reimbursed for each hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by Marriott International. Base rent on the Subleases are paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by Marriott International.

         Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the hotels participate in Marriott Rewards and Marriott's Courtyard Club programs. The cost of these programs are charged to all hotels in the system.

         The Company is obligated to provide Marriott International with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels' property and improvements. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT is required to fund the shortfall.

Note 5.  Income Taxes

         The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

         The provision for income taxes for 1999 consists of the following (in thousands):

         Current-Federal..............................................$   2,389
                 -State...............................................      409
                                                                      ---------
                                                                      $   2,798
                                                                      ========

         A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for 1999 follows:

         Statutory federal tax rate....................................    35.0%
         State income taxes, net of federal tax benefit................     6.0
                                                                       --------
                                                                           41.0%
                                                                       ========

         As of December 31, 1999, the Company had no deferred tax assets or liabilities.

Note 6.  Note Receivable from Crestline

         The Company was capitalized with a $20 million note receivable from Crestline. The note is non-interest bearing and is payable upon demand. Fair value approximates book value at December 31, 1999.

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

Dated:  March 24, 2000

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                       Title                           Date
---------                       -----                           ----

/s/ John G. Murray              President and                   March 24, 2000
John G. Murray                  Chief Operating Officer

/s/ Thomas M. O'Brien           Treasurer and Chief             March 24, 2000
Thomas M. O'Brien               Financial Officer


/s/ John L. Harrington          Trustee                         March 24, 2000
John L. Harrington


/s/ Arthur G. Koumantzelis      Trustee                         March 24, 2000
Arthur G. Koumantzelis


/s/ William J. Sheehan          Trustee                         March 24, 2000
William J. Sheehan


/s/ Gerard M. Martin            Trustee                         March 24, 2000
Gerard M. Martin


/s/ Barry M. Portnoy            Trustee                         March 24, 2000
Barry M. Portnoy