Form 10-Q
period 2000-03-31
HOSPITALITY PROPERTIES TRUST
filed 2000-05-10
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                      Shares outstanding
          Class                                       at May 9, 2000
Common shares of beneficial
   interest, $0.01 par value per share                 56,462,612

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                 MARCH 31, 2000


                                      INDEX

PART I  Financial Information (Unaudited)

        Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets - March 31, 2000 and
              December 31, 1999.............................................   3

            Consolidated Statements of Income - Three Months Ended March 31,
            2000 and 1999...................................................   4

            Condensed Consolidated Statements of Cash Flows - Three Months
              Ended March 31, 2000 and 1999.................................   5

            Notes to Condensed Consolidated Financial Statements............   6

        Item 2.

            Management's Discussion and Analysis of Financial Condition and
              Results of Operations........................................   10

        Item 3.

            Quantitative and Qualitative Disclosures About Market Risk.....   14

            Certain Important Factors......................................   15

PART II Other Information

        Item 2.

            Changes in Securities..........................................   15

        Item 6.

            Exhibits and Reports on Form 8-K .............................    15

        Signature.........................................................    16


                                    HOSPITALITY PROPERTIES TRUST

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share and per share amounts)


                                                                    March 31,          December 31,
                                                                      2000                 1999
                                                                   -----------         ------------
                                                                   (unaudited)

ASSETS

Real estate properties, at cost ................................   $ 2,281,518          $ 2,270,630
Accumulated depreciation .......................................      (207,807)            (187,631)
                                                                   -----------          -----------
                                                                     2,073,711            2,082,999

Cash and cash equivalents ......................................        77,173               73,554
Restricted cash (FF&E reserve) .................................        21,061               26,034
Other assets, net ..............................................        11,975               12,265
                                                                   -----------          -----------
                                                                   $ 2,183,920          $ 2,194,852
                                                                   ===========          ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount ..................................   $   414,786          $   414,780
Revolving credit facility ......................................            --                   --
Security and other deposits ....................................       246,242              246,242
Other liabilities ..............................................        14,141               14,115

Shareholders' equity:
    Series A preferred shares, 9 1/2% cumulative redeemable; no par value; 100,000,000 shares authorized; 3,000,000 shares
      issued and outstanding ...................................        72,207               72,207
    Common shares of beneficial interest,  $0.01 par value,
      100,000,000 shares authorized, 56,462,612 and 56,449,743
      issued and outstanding, respectively .....................           565                  564
    Additional paid-in capital .................................     1,506,730            1,506,494
    Cumulative net income ......................................       344,970              315,436
    Cumulative preferred distributions .........................        (6,887)              (5,106)
    Cumulative common distributions ............................      (408,834)            (369,880)
                                                                   -----------          -----------
      Total shareholders' equity ...............................     1,508,751            1,519,715
                                                                   -----------          -----------
                                                                   $ 2,183,920          $ 2,194,852
                                                                   ===========          ===========

   The accompanying notes are an integral part of these financial statements.


                          HOSPITALITY PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                             2000              1999
                                                          ------------    -------------
Revenues:
   Rental income .......................................   $55,122          $49,042
   FF&E reserve income .................................     5,967            4,114
   Interest income .....................................     1,088              117
                                                           -------          -------
       Total revenues ..................................    62,177           53,273
                                                           -------          -------

Expenses:
   Interest (including amortization of deferred
       financing costs of $512 and $554, respectively) .     8,828            9,935
   Depreciation and amortization .......................    20,176           17,271
   General and administrative ..........................     3,639            3,171
                                                           -------          -------
       Total expenses ..................................    32,643           30,377
                                                           -------          -------

Net income .............................................    29,534           22,896

Preferred distributions ................................     1,781               --
                                                           -------          -------
Net income available for common shareholders ...........   $27,753          $22,896
                                                           =======          =======

Weighted average common shares outstanding .............    56,458           45,614
                                                           =======          =======


Basic and diluted earnings per common share:
    Net income .........................................   $  0.52          $  0.50
                                                           =======          =======

    Net income available for common shareholders .......   $  0.49          $  0.50
                                                           =======          =======



   The accompanying notes are an integral part of these financial statements.


                          HOSPITALITY PROPERTIES TRUST

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                       Three Months Ended March 31,
                                                                      -----------------------------
                                                                          2000              1999
                                                                      -----------       -----------

Cash flows from operating activities:
   Net income ......................................................   $  29,534         $  22,896
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...............................      20,176            17,271
       Amortization of deferred financing costs as interest ........         512               554
       FF&E reserve income .........................................      (5,967)           (4,114)
       Deferred percentage rent ....................................       1,213                --
       Net change in assets and liabilities ........................      (1,114)            1,791
                                                                       ---------         ---------
           Cash provided by operating activities ...................      44,354            38,398
                                                                       ---------         ---------

Cash flows from investing activities:
   Real estate acquisitions ........................................          --          (223,019)
   Increase in security and other deposits .........................          --            25,096
                                                                       ---------         ---------
           Cash used in investing activities .......................          --          (197,923)
                                                                       ---------         ---------

Cash flows from financing activities:
Draws on revolving credit facility .................................          --           172,000
Distributions paid to preferred shareholders .......................      (1,781)               --
Distributions paid to common shareholders ..........................     (38,954)          (30,549)
                                                                       ---------         ---------
           Cash (used in) provided by financing activities .........     (40,735)          141,451
                                                                       ---------         ---------
Increase (decrease) in cash and equivalents ........................       3,619           (18,074)
Cash and cash equivalents at beginning of period ...................      73,554            24,610
                                                                       ---------         ---------
Cash and cash equivalents at end of period .........................   $  77,173         $   6,536
                                                                       =========         =========

Supplemental cash flow information:
       Cash paid for interest ......................................   $  11,059         $  11,680
Non-cash investing and financing activities:
       Tenant deposits in FF&E reserve .............................       5,196             3,845
       Purchases of property with FF&E reserve .....................     (10,940)           (2,504)



   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is expected to have no impact on the Company's annual results of operations. SAB 101 requires the Company to defer recognition of certain percentage rental income until certain thresholds are met resulting in deferral from the first, second and third quarters to the fourth quarter within a year. We have adopted SAB 101 beginning January 1, 2000, without restatement of prior periods. If SAB 101 were applicable for the three months ended March 31, 1999, net income available for common shareholders would have been $21,959 ($0.48/share) and the deferred percentage rent balance would have been $937.


Note 2.  Shareholders' Equity

In February 2000, we paid a $0.69 per share distribution to common shareholders for the quarter ended December 31, 1999. On April 4, 2000, our Trustees declared a dividend of $0.69 per common share to be paid to common shareholders of record as of April 24, 2000, which will be distributed on or about May 25, 2000.

In March 2000 our Trustees declared a distribution on the preferred shares of $0.59375 per preferred share to be paid to preferred shareholders of record as of March 15, 2000, which was paid on March 31, 2000.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of March 31, 2000, we had zero outstanding on our revolving credit facility.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 4.  Significant Tenant

At March 31, 2000, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host") is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 23% of our investments, at cost. The following results of operations for the twelve weeks ended March 24, 2000, and March 26, 1999, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by the lessee's management are included here in compliance with applicable accounting regulations of the Securities and Exchange Commission.

                                        Twelve weeks ended   Twelve weeks ended
                                          March 24, 2000       March 26, 1999
                                           (unaudited)          (unaudited)
                                        -------------------  -------------------
Revenues
         Rental income1 .................   $ 11,661               $ 11,767
         Interest income ................        105                     58
         Amortization of deferred gain ..        664                    664
         Other income ...................         31                     --
                                            --------               --------
            Total revenue ...............     12,461                 12,489

Expenses
         Base and percentage rent expense     12,570                 12,357
         Corporate expenses .............          3                     54
         Other expenses .................          2                     11
                                            --------               --------
            Total expenses ..............     12,575                 12,422
                                            --------               --------

           Income (loss) before taxes ...       (114)                    67
           Provision for income taxes ...         --                     40
                                            --------               --------

           Net (loss) income ............   $   (114)              $     27
                                            ========               ========

                                           March 24, 2000
                                            (unaudited)        December 31, 1999
                                          --------------       -----------------

         Assets .........................   $ 68,514               $ 67,821
         Liabilities ....................     44,479                 43,672
         Equity .........................     24,035                 24,149



       1. The statement of operations for the twelve weeks ended March 26, 1999 has been restated by the lessee to reflect the retroactive adoption of SAB 101 effective January 1, 1999. As a result of this adoption of SAB 101, recognition of percentage rental revenue for the twelve weeks ended March 26, 1999 of $1,952 was deferred. Recognition of percentage rental revenue for the twelve weeks ended March 24, 2000 of $1,972 was deferred and is included in liabilities as deferred rent on the balance sheet as of March 24, 2000. Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

At March 31, 2000, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the twelve weeks ended March 24, 2000, and March 26, 1999, and summarized balance sheet data of CCMH Courtyard I LLC as provided by the sublessee's management are included here in compliance with applicable accounting regulations of the Securities and Exchange Commission.


                                         Twelve weeks ended   Twelve weeks ended
                                           March 24, 2000       March 26, 1999
                                            (unaudited)          (unaudited)
                                         ------------------   ------------------
Revenues
     Hotels
         Rooms ............................   $ 47,338             $ 46,717
         Food and beverage ................      3,383                3,462
         Other ............................      2,013                1,852
                                              --------             --------
             Total hotel revenue ..........     52,734               52,031
Operating costs and expenses
      Hotels
         Property-level costs and expenses
             Rooms ........................     10,695               10,142
             Food and beverage ............      3,040                3,022
             Other ........................     18,072               17,620
         Other operating costs and expenses
             Management fees ..............      6,541                6,542
             Lease expense ................     12,916               13,518
                                              --------             --------
             Total hotel expense ..........     51,264               50,844

                                              --------             --------
             Operating profit .............      1,470                1,187
                                              --------             --------

Corporate expenses ........................        (78)                (105)
Interest expense ..........................        (65)                 (65)
Interest income ...........................          2                   --
                                              --------             --------
Income before income taxes ................      1,329                1,017
Income taxes ..............................       (545)                (417)
                                              --------             --------
Net income ................................   $    784             $    600
                                              ========             ========

                                           March 24, 2000
                                            (unaudited)        December 31, 1999
                                           --------------      -----------------

Assets ....................................   $ 32,806             $ 30,157
Liabilities ...............................     10,626                8,761
Equity ....................................     22,180               21,396

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below and present revenues in excess of those expenses which are not subordinate to our rent:


                                              Twelve weeks ended   Twelve weeks ended
                                                March 24, 2000       March 26, 1999
                                                 (unaudited)          (unaudited)
                                              ------------------   ------------------
Total hotel sales
         Rooms .................................   $47,338              $46,717
         Food and beverage .....................     3,383                3,462
         Other .................................     2,013                1,852
                                                   -------              -------
         Total hotel sales .....................    52,734               52,031
Expenses
         Rooms .................................    10,695               10,142
         Food and beverage .....................     3,040                3,022
         Other operating departments ...........       269                  477
         General and administrative ............     5,678                5,633
         Utilities .............................     1,940                1,887
         Repairs, maintenance and accidents ....     1,955                1,967
         Marketing and sales ...................     1,567                1,411
         Chain services ........................     1,171                1,041
         FF&E escrow deposits ..................     2,637                2,601
         Real estate tax .......................     1,918                1,821
         Land rent .............................       558                  471
         Other costs ...........................       379                  311
                                                   -------              -------
         Total departmental expenses ...........    31,807               30,784
                                                   -------              -------
Hotel revenues in excess of property-level costs
  and expenses .................................   $20,927              $21,247
                                                   =======              =======

                                       9

                          HOSPITALITY PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2000 versus 1999

Rental income for the 2000 first quarter was $55,122, a 12% increase over rental income of $49,042 for the 1999 first quarter. This increase was due to the impact of rent from 13 hotels acquired subsequent to the first quarter 1999 and nine hotels acquired during the first quarter 1999. Rental income is comprised principally of minimum rent, which was $55,111 for the 2000 first quarter, a 15% increase over minimum rent of $48,102 for the 1999 first quarter. Minimum rent increased because of acquisitions. Percentage rental income was zero and $939 in the 2000 and 1999 first quarter, respectively. Due to the adoption of SAB 101, recognition of $1,213 of percentage rent revenue was deferred in the 2000 first quarter until such time as annual thresholds are met. If we had not adopted SAB 101, percentage rent would have increased by 30%. This increase is primarily the result of hotels that began to yield percentage rent during the last 12 months, and to increases in total sales at some of our hotels. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2000 first quarter was $5,967, a 45% increase over FF&E reserve income for the 1999 first quarter of $4,114. This increase is due principally to the impact of acquisitions and the increased level of total hotel sales experienced at our hotels. Interest income for the 2000 first quarter was $1,088, a $971 increase from interest income of $117 for the 1999 first quarter. This increase was due to a higher average cash balance in the 2000 period.

Interest expense for the 2000 first quarter was $8,828, an 11% decrease over interest expense of $9,935 for the 1999 first quarter. The decrease was due to lower average borrowing during the 2000 period. Depreciation and amortization expense for the 2000 first quarter was $20,176, a 17% increase over depreciation and amortization expense of $17,271 for the 1999 first quarter. This increase was due principally to the full quarter's impact of the depreciation of 13 hotels acquired subsequent to first quarter 1999 and the nine hotels acquired during the first quarter 1999. General and administrative expense for the 2000 first quarter was $3,639, a 15% increase over general and administrative expense of $3,171 in the 1999 first quarter. This increase is due principally to the impact of additional hotels purchased throughout 1999.

Net income for the 2000 first quarter was $29,534, a 29% increase over net income for the 1999 first quarter of $22,896. The increase was primarily due to higher rental and interest income and lower interest expense, the effects of which were partially offset by an increase in depreciation expense. These increases in rental income and depreciation were primarily the result of the hotel acquisitions during 1999. The increased interest income and reduced interest expense were the result of repayment of amounts due under our credit facility and an increase in the average balance invested in short term deposits.

Net income available for common shareholders for the 2000 first quarter was $27,753, a 21% increase over net income available for common shareholders for the 1999 first quarter of $22,896. This change resulted from the factors discussed above, partially offset by preferred dividends in the 2000 first quarter.

On a per share basis, net income available for common shareholders was $0.49, a 2% decrease from the 1999 first quarter. The decrease results from the net effect of the factors discussed above, offset by the 24% increase in the weighted average shares outstanding resulting from common share issuances during 1999 and the adoption of SAB 101.

Funds from operations, or FFO, is defined as net income available for common shareholders before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus deferred percentage rent relating to operations from the current periods plus deposits made into refurbishment escrows which are not included in revenue. Cash available for distribution, or CAD, is FFO less refurbishment escrows plus amortization of deferred financing costs and other non-cash charges. For the three months ended March 31, 2000, FFO was $52,601 or $0.93 per share and CAD was $44,029 or $0.78 per share. FFO was $43,238 or $0.95 per share and CAD was $36,909 or $0.81 per share in the 1999 period. Changes in FFO and CAD are attributable to the effects on revenues and expenses of acquisition and financing activities in 1999 discussed above.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our total  assets  decreased  to $2.18  billion as of March 31,  2000 from $2.19
billion  as  of  December  31,  1999.  The  decrease  resulted   primarily  from
depreciation expense.

All of our leases require the tenants to post a security deposit, generally equal to one year's rent. The security deposit is payable to each tenant in the event the tenant elects not to renew its lease. The terms of some of our leases and the related guarantees required some of our tenants to deposit with us $32,442 in addition to their security deposits to secure their obligations under the leases. These guarantee deposits are payable to our tenants upon the achievement and documentation of certain operating performance thresholds at the leased properties; we expect that guarantee deposits of $5,275 will be paid during 2000.

At March 31, 2000, we had $77,173 of cash and cash equivalents and zero outstanding on our $300,000 revolving credit facility. From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the Securities and Exchange Commission. Currently, we have $1.0 billion available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plan.

All of our hotels are leased to and operated by third parties. All costs of operating and maintaining our hotels are paid by our tenants. All of our leases require a percentage, usually 5%, of total hotel sales to be escrowed by the tenant or operator as a reserve for future renovations and refurbishment ("FF&E Reserve"). As of March 31, 2000, we and our tenants had approximately $31,659 on deposit in these refurbishment escrow accounts.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements including the distribution of a substantial portion of our taxable income to our shareholders. Because we are a REIT, we expect not to pay federal income taxes.

Distributions are based principally on cash available for distribution, which is net income available for common shareholders plus deferred percentage rent, depreciation and amortization of real estate assets and certain non-cash charges, less FF&E Reserve income. Cash available for distribution may not equal cash provided by operating activities because the cash flow is affected by other factors not included in the cash available for distribution calculation.

On March 7, 2000, our Trustees declared a distribution on preferred shares of $0.59375 per preferred share to be paid to preferred shareholders of record as of March 15, 2000, which was distributed on March 31, 2000.

Common share distributions with respect to the fourth quarter 1999 results of $0.69 per common share were made in February 2000. Common share distributions declared with respect to first quarter 2000 results of $0.69 per common share will be paid to shareholders on or about May 25, 2000.

Funding for current expenses and distributions is provided by our operations, primarily our leasing of owned hotels.

Property Leases

As of March 31, 2000, we own 210 hotels which are grouped into combinations and leased to 11 separate affiliates of publicly owned hotel companies Marriott International, Inc., Host, Crestline, Wyndham International, Inc., Homestead Village, Inc., Candlewood Hotel Company and ShoLodge, Inc. The tables on the following pages summarize the key terms of our leases and some recent operating results of our tenants.

                                            HOSPITALITY PROPERTIES TRUST

------------------------------------------------------------------------------------------------------------------------
Lease Pool             Courtyard by     Residence Inn by      Residence          Residence        Marriott(R)/Residence
                         Marriott(R)        Marriott(R)     Inn(R)/Courtyard  Inn(R)/Courtyard     Inn(R)/Courtyard(R)/
                                                             by Marriott(R)     by Marriott(R)     TownePlace Suite(R)
------------------------------------------------------------------------------------------------------------------------

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

Manager                Subsidiary of      Subsidiary of     Subsidiary of      Subsidiary of      Subsidiary of
                         Marriott           Marriott           Marriott          Marriott            Marriott

Investment at
March 31, 2000
(000s)                   $507,933           $174,671           $148,812          $129,377            $201,643

Security Deposits
(000s)                    $50,540            $17,220           $14,881            $12,938            $21,322

End of Initial
Lease Term                 2012               2010               2014              2012                2013

Renewal Options (1)   3 for 12 years     1 for 10 years,   1 for 12 years,    2 for 10 years      2 for 10 years
                           each          2 for 15 years     1 for 10 years         each                each
                                              each

Current Annual
Minimum Rent (000s)
                          $50,793            $17,412           $14,881            $12,938            $21,322

Percentage Rent (2)        5.0%               7.5%               7.0%              7.0%                7.0%

First Three Months:

   2000: Occupancy         76.1%              81.4%             78.5%              78.2%              68.1%
         ADR              $97.28            $101.77            $87.80            $107.87             $83.04
         RevPAR           $74.05             $82.84            $68.95             $84.31             $56.56

   1999: Occupancy         79.1%              81.2%             80.5%              74.4%              70.6%
         ADR              $92.42            $100.77            $85.51            $105.68             $82.18
         RevPAR           $73.10             $81.83            $68.84             $78.63             $58.02

------------------------------------------------------------------------------------------------------------------------

(1)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(2)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

                                                                12

                                            HOSPITALITY PROPERTIES TRUST

---------------------------------------------------------------------------------------------------------------------
Lease Pool               Wyndham(R)    Summerfield        Sumner       Candlewood      Candlewood      Homestead
                                        Suites by        Suites(R)       Suites(R)      Suites(R)       Village(R)
                                         Wyndham(R)
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

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Investment at
March 31, 2000
(000s)                   $182,570        $240,000        $205,000       $118,500        $142,400        $145,000

Security Deposits
(000s)                   $18,325         $15,000         $21,280         $12,081        $14,253         $15,960

End of Initial
Lease Term                 2014            2017            2011           2011            2011            2015

Renewal Options (1)      4 for 12        4 for 12        5 for 10       3 for 15        3 for 15        2 for 15
                        years each      years each      years each     years each      years each      years each

Current Annual
Minimum Rent
(000s)                   $18,325         $25,000         $21,280         $12,081        $14,253         $15,960

Percentage Rent (2)        8.0%            7.5%            8.0%           10.0%          10.0%           10.0%

First Three Months:

   2000:  Occupancy       71.4%           78.8%         62.3% (3)       77.7% (4)       78.9% (4)       77.1% (4)
          ADR            $98.09         $125.52        $81.12 (3)      $54.28 (4)      $55.09 (4)      $50.21 (4)
          RevPAR         $70.08          $98.88        $50.51 (3)      $42.16 (4)      $43.49 (4)      $38.69 (4)


   1999:  Occupancy       69.7%           78.3% (4)     59.7% (3)       63.7% (4)       62.1%           70.9% (4)
          ADR           $104.87         $122.31 (4)    $80.58 (3)      $58.62 (4)      $60.48          $52.97 (4)
          RevPAR         $73.09          $95.77 (4)    $48.10 (3)      $37.34 (4)      $37.56          $37.56 (4)

------------------------------------------------------------------------------------------------------------------------

(1)  Renewal  options may be exercised  by the tenant for all, but not less than all, of the hotels  within a lease pool.

(2)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(3)  Includes the 15 hotels open throughout the entire 2000 and comparable 1999 periods. Also, includes information for periods prior to our acquisition of certain properties.

(4)  Includes information for periods prior to our acquisition of certain properties.

                          HOSPITALITY PROPERTIES TRUST

Seasonality

Our hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels will be sufficient for the tenants to pay our rents on a regular basis notwithstanding seasonal fluctuations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates.

We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 1999. Other than described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At March 31, 2000, our total outstanding debt consisted of three issues of fixed rate, senior unsecured notes:

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

No principal repayments are due under these notes until maturity. Because interest on all of our outstanding debt at March 31, 2000, is at fixed rates, changes in interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,273. Based on the balances outstanding as of March 31, 2000, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $21,000.

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

Our line of credit bears interest at floating rates and matures in 2002. As of March 31, 2000, there was zero outstanding and $300,000 was available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our commitments and for general business purposes. Although we regularly have new investment opportunities in various stages of discussion, negotiation or diligence, as of March 31, 2000, we had no acquisition commitments. Repayments under the revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise.

                          HOSPITALITY PROPERTIES TRUST

                           CERTAIN IMPORTANT FACTORS


This quarterly report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Form 10-Q and include statements regarding our intent, belief or expectations, actions, possible actions or inaction by our Trustees or officers with respect to the declaration or payment of distributions and or the timing thereof, our policies and plans regarding investments, financings, payment of obligations, taxation or other matters, the effect of inflation and possible changes in financial markets, including but not limited to changes in interest rates, our qualification and continued qualification as a real estate investment trust or trends affecting us or our hotels' financial condition or results of operations. Readers are cautioned that forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statement as a result of various factors. These factors include, without limitation, changes in financing terms or methods, our ability or inability to complete new investments, to refinance existing debt and complete new financing transactions, results of operations of our tenants and hotels, changes to our business plan or our policies and general changes in economic conditions not presently expected. The accompanying information contained in this Form 10-Q and information in our Annual Report on Form 10-K, including the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of
Operations," identifies other important factors that could cause these differences.

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

PART II Other Information

Item 2.   Changes in Securities


In February 2000, we issued 12,869 common shares in payment of an incentive fee of $236,545 for services rendered by REIT Management & Research, Inc. during 1999 based upon a per common share price of $18.381. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

         None

                          HOSPITALITY PROPERTIES TRUST



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HOSPITALITY PROPERTIES TRUST


                       /S/Thomas M. O'Brien
                          Thomas M. O'Brien
                          Treasurer and Chief Financial Officer
                          (authorized officer and principal financial officer)
                          Dated:  May 9, 2000