Form 10-Q
period 2000-06-30
HOSPITALITY PROPERTIES TRUST
filed 2000-08-09
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                      Shares outstanding
                  Class                               at August 1, 2000
Common shares of beneficial
   interest, $0.01 par value per share                     56,463,512

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                  June 30, 2000


                                      INDEX

PART I   Financial Information (Unaudited)                                 Page

         Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets - June 30, 2000 and
             December 31, 1999.............................................. 3

           Consolidated Statements of Income - Three and Six Months Ended
             June 30, 2000 and 1999......................................... 4

           Condensed Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 2000 and 1999................................... 5

           Notes to Condensed Consolidated Financial Statements............. 6

         Item 2.

           Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 10

         Item 3.

           Quantitative and Qualitative Disclosures About Market Risk....... 15

           Certain Important Factors........................................ 16

PART II  Other Information

         Item 6.

           Exhibits and Reports on Form 8-K................................. 17

         Signature.......................................................... 18


                                     HOSPITALITY PROPERTIES TRUST

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)


                                                                     June 30,            December 31,
                                                                       2000                  1999
                                                                  ------------           ------------
                                                                   (unaudited)

ASSETS

Real estate properties, at cost                                    $ 2,416,542           $ 2,270,630
Accumulated depreciation                                              (228,500)             (187,631)
                                                                   -----------           -----------
                                                                     2,188,042             2,082,999

Cash and cash equivalents                                                9,141                73,554
Restricted cash (FF&E reserve)                                          24,232                26,034
Other assets, net                                                       11,762                12,265
                                                                   -----------           -----------
                                                                   $ 2,233,177           $ 2,194,852
                                                                   ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount                                      $   414,793           $   414,780
Revolving credit facility                                               42,000                    --
Security and other deposits                                            260,152               246,242
Other liabilities                                                       17,896                14,115

Shareholders' equity:
    Series A preferred shares, 9 1/2% cumulative redeemable; no par value; 100,000,000 shares authorized; 3,000,000 shares
      issued and outstanding                                            72,207                72,207
    Common shares of beneficial interest,  $0.01 par value,
      100,000,000 shares authorized, 56,463,512 and 56,449,743
      issued and outstanding, respectively                                 565                   564
    Additional paid-in capital                                       1,506,751             1,506,494
    Cumulative net income                                              375,275               315,436
    Cumulative preferred distributions                                  (8,669)               (5,106)
    Cumulative common distributions                                   (447,793)             (369,880)
                                                                   -----------           -----------
      Total shareholders' equity                                     1,498,336             1,519,715
                                                                   -----------           -----------
                                                                   $ 2,233,177           $ 2,194,852
                                                                   ===========           ===========

   The accompanying notes are an integral part of these financial statements.


                                         HOSPITALITY PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF INCOME
                             (in thousands, except per share amounts, unaudited)


                                            Three Months Ended June 30,           Six Months Ended June 30,
                                            ---------------------------          ---------------------------
                                               2000              1999               2000             1999
                                            ---------          --------          --------          --------
Revenues:
   Rental income                             $ 56,188          $ 52,997          $111,310          $102,039
   FF&E reserve income                          6,599             4,954            12,566             9,068
   Interest income                                852             1,040             1,940             1,157
                                             --------          --------          --------          --------
       Total revenues                          63,639            58,991           125,816           112,264
                                             --------          --------          --------          --------

Expenses:
   Interest (including amortization
       of deferred financing costs
       of $512, $645, $1,024 and
       $1,199, respectively)                    8,981             9,759            17,809            19,694
   Depreciation and amortization               20,693            18,426            40,869            35,697
   General and administrative                   3,660             3,196             7,299             6,367
                                             --------          --------          --------          --------
       Total expenses                          33,334            31,381            65,977            61,758
                                             --------          --------          --------          --------

Net income                                     30,305            27,610            59,839            50,506
Preferred distributions                         1,781             1,544             3,563             1,544
                                             --------          --------          --------          --------
Net income available for common
  shareholders                               $ 28,524          $ 26,066          $ 56,276          $ 48,962
                                             ========          ========          ========          ========

Weighted average common shares
  outstanding                                  56,463            51,590            56,461            48,618
                                             ========          ========          ========          ========


Basic and diluted earnings per
  common share:
  Net income                                 $   0.54          $   0.54          $   1.06          $   1.04
                                             ========          ========          ========          ========

  Net income available for
  common shareholders                        $   0.51          $   0.51          $   1.00          $   1.01
                                             ========          ========          ========          ========


   The accompanying notes are an integral part of these financial statements.

                                     HOSPITALITY PROPERTIES TRUST

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands, unaudited)



                                                                         Six Months Ended June 30,
                                                                       -----------------------------
                                                                          2000               1999
                                                                       ---------           ---------

Cash flows from operating activities:
   Net income                                                          $  59,839           $  50,506
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization                                      40,869              35,697
       Amortization of deferred financing costs as interest                1,024               1,199
       FF&E reserve income                                               (12,566)             (9,068)
       Deferred percentage rent                                            2,770                  --
       Net change in assets and liabilities                                  813               3,581
                                                                       ---------           ---------
           Cash provided by operating activities                          92,749              81,915
                                                                       ---------           ---------

Cash flows from investing activities:
   Real estate acquisitions                                             (131,596)           (332,741)
   Increase in security and other deposits                                13,910              36,996
                                                                       ---------           ---------
           Cash used in investing activities                            (117,686)           (295,745)
                                                                       ---------           ---------

Cash flows from financing activities:
Distributions paid to common shareholders                                (77,913)            (61,577)
Distributions paid to preferred shareholders                              (3,563)             (1,544)
Draws on revolving credit facility                                        42,000             172,000
Repayment of credit facility                                                  --            (172,000)
Proceeds from issuance of common shares, net                                  --             274,595
Proceeds from issuance of preferred shares, net                               --              72,438
                                                                       ---------           ---------
           Cash (used in) provided by financing activities               (39,476)            283,912
                                                                       ---------           ---------
(Decrease) increase in cash and equivalents                              (64,413)             70,082
Cash and cash equivalents at beginning of period                          73,554              24,610
                                                                       ---------           ---------
Cash and cash equivalents at end of period                             $   9,141           $  94,692
                                                                       =========           =========

Supplemental cash flow information:
       Cash paid for interest                                          $  16,752           $  18,450
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve                        11,064               8,115
       Purchases of fixed assets with FF&E reserve                       (14,368)             (4,934)



   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is expected to have no impact on our annual results of operations. SAB 101 requires us to defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a year. We adopted SAB 101 beginning January 1, 2000, without restatement of prior periods. If SAB 101 had been applicable for the three and six months ended June 30, 1999, net income available for common shareholders would have been $25,032 ($0.49/share) and $46,988 ($0.97/share), respectively, and the deferred percentage rent balance would have been $1,974 at June 30, 1999.

Note 2.  Shareholders' Equity

In May 2000 we paid a $0.69 per share distribution to common shareholders for the quarter ended March 31, 2000. On July 6, 2000, our Trustees declared a distribution of $0.69 per share to be paid to common shareholders of record on July 20, 2000: this amount will be distributed on or about August 24, 2000.

On June 30, 2000, we paid a $0.59375 per share distribution to preferred shareholders.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of June 30, 2000, we had $42,000 outstanding on our revolving credit facility. Subsequent to June 30, 2000, we paid $42,000 to reduce the balance on this revolving credit facility to zero.

In July 2000, we issued $50,000 of 9.125% unsecured Senior notes due 2010. Net proceeds of $49,630 were used to repay amounts outstanding on our revolving credit facility.

Note 4.  Real Estate Properties

During the six months ended June 30, 2000, we purchased twelve hotels for approximately $128,331 using cash on hand and borrowings under our revolving credit facility.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 5.  Significant Tenant

At June 30, 2000, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host") is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 22% of our investments, at cost. The following results of operations for the twenty-four weeks ended June 16, 2000, and June 18, 1999, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by the lessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                           Twenty-four weeks          Twenty-four weeks
                                                 ended                      ended
                                             June 16, 2000              June 18, 1999
                                              (unaudited)                (unaudited)
                                          -------------------         ------------------
Revenues
         Rental income1 .................       $ 23,356                   $ 23,394
         Interest income ................            330                        112
         Amortization of deferred gain ..          1,328                      1,328
         Other income ...................             31                         --
                                                --------                   --------
            Total revenue ...............         25,045                     24,834

Expenses
         Base and percentage rent expense         25,898                     24,713
         Corporate expenses .............            928                        215
         Other expenses .................             16                         14
                                                --------                   --------
            Total expenses ..............         26,842                     24,942
                                                --------                   --------

           Income (loss) before taxes ...         (1,797)                      (108)
           Provision for income taxes ...             --                         91
                                                --------                   --------

           Net (loss) income ............         (1,797)                      (199)
                                                ========                   ========

                                              June 16, 2000
                                               (unaudited)             December 31, 1999
                                            ------------------        -------------------
           Assets........................      $  67,805                  $  67,821
           Liabilities...................         45,453                     43,672
           Equity........................          22,352                    24,149

       1 The statement of operations for the twenty-four weeks ended June 18, 1999 has been restated by the lessee to reflect their retroactive adoption of SAB 101 effective January 1, 1999. As a result of the lessee's adoption of SAB 101, recognition of percentage rental revenue for the twenty-four weeks ended June 18, 1999, of $4,675 was deferred. Recognition of percentage rental revenue for the twenty-four weeks ended June 16, 2000, of $5,193 was deferred and is included in liabilities as deferred rent as of June 16, 2000. Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

At June 30, 2000, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation ("Crestline") is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the twenty-four weeks ended June 16, 2000, and June 18, 1999, and summarized balance sheet data of CCMH Courtyard I LLC as provided by the sublessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                           Twenty-four weeks       Twenty-four weeks
                                                 ended                   ended
                                             June 16, 2000           June 18, 1999
                                              (unaudited)             (unaudited)
                                          -------------------      ------------------
Revenues
     Hotels
         Rooms ............................   $ 100,962                $  97,106
         Food and beverage ................       7,115                    7,135
         Other ............................       3,942                    3,859
                                              ---------                ---------
             Total hotel revenue ..........     112,019                  108,100
Operating costs and expenses
      Hotels
         Property-level costs and expenses
             Rooms ........................      22,098                   20,969
             Food and beverage ............       6,302                    6,147
             Other ........................      36,895                   36,151
         Other operating costs and expenses
             Management fees ..............      14,404                   13,487
             Lease expense ................      29,121                   28,593
                                              ---------                ---------
             Total hotel expense ..........     108,820                  105,347
                                              ---------                ---------
             Operating profit .............       3,199                    2,753
                                              ---------                ---------

Corporate expenses ........................        (146)                    (169)
Interest expense ..........................        (131)                    (152)
Interest income ...........................           7                        1
                                              ---------                ---------
Income before income taxes ................       2,929                    2,433
Income taxes ..............................      (1,201)                    (997)
                                              ---------                ---------
Net income ................................   $   1,728                $   1,436
                                              =========                =========
                                              June 16, 2000
                                               (unaudited)             December 31, 1999
                                            ------------------        -------------------

Assets ....................................   $  33,822                $  30,157
Liabilities ...............................      10,698                    8,761
Equity ....................................      23,124                   21,396

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below and present revenues in excess of those expenses which are not subordinate to our rent:

                                        Twenty-four weeks    Twenty-four weeks
                                              ended                ended
                                          June 16, 2000        June 18, 1999
                                           (unaudited)          (unaudited)
                                        ------------------   ------------------
Total hotel sales
   Rooms .................................   $100,962          $ 97,106
   Food and beverage .....................      7,115             7,135
   Other .................................      3,942             3,859
                                             --------          --------
   Total hotel sales .....................    112,019           108,100
Expenses
   Rooms .................................     22,098            20,969
   Food and beverage .....................      6,302             6,147
   Other operating departments ...........        726             1,032
   General and administrative ............     11,445            11,386
   Utilities .............................      3,564             3,485
   Repairs, maintenance and accidents ....      4,104             4,028
   Marketing and sales ...................      3,357             2,979
   Chain services ........................      2,487             2,335
   FF&E escrow deposits ..................      5,601             5,405
   Real estate tax .......................      3,826             3,638
   Land rent .............................      1,034               957
   Other costs ...........................        752               905
                                             --------          --------
   Total departmental expenses ...........     65,296            63,266
                                             --------          --------
Hotel revenues in excess of property-level
  costs and expenses .....................   $ 46,723          $ 44,834
                                             ========          ========

                          HOSPITALITY PROPERTIES TRUST


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2000 versus 1999

Rental income for the 2000 second quarter was $56,188, a 6.0% increase over rental income of $52,997 for the 1999 second quarter. This increase was due to the partial quarter's impact of rent from the acquisition of 12 hotels during the 2000 second quarter, and the full quarter's impact of rent from the acquisition of 13 hotels subsequent to the first quarter 1999. Rental income is comprised principally of minimum rent, which was $56,188 for the 2000 second quarter, a 8.1% increase over minimum rent of $51,963 for the 1999 second quarter. Minimum rent increased principally because of the acquisitions discussed above. Percentage rent was $1,557 and $1,034 in the 2000 and 1999 second quarter, respectively. Due to our adoption of SAB 101, recognition of $1,557 of percentage rental income was deferred in the 2000 second quarter until such time as annual thresholds are met. If we had not adopted SAB 101, percentage rental income would have increased by 50.6%. This increase is the result of hotels that began to yield percentage rent during the last 12 months and to increases in total sales at our hotels. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2000 second quarter was $6,599, a 33.2% increase over FF&E reserve income of $4,954 for the 1999 second quarter. This increase is due principally to the impact of acquisitions and the increased level of total sales experienced at our hotels. Interest income for the 2000 second quarter was $852, an 18.1% decrease from interest income of $1,040 for the 1999 second quarter. This decrease was due to a lower average cash balance partially offset by a higher average interest rate in the 2000 period.

Interest expense for the 2000 second quarter was $8,981, an 8.0% decrease over interest expense of $9,759 for the 1999 second quarter. The decrease was due to lower average borrowings during the 2000 period. Depreciation and amortization expense for the 2000 second quarter was $20,693, a 12.3% increase over depreciation and amortization expense of $18,426 for the 1999 second quarter. This increase was due principally to the full quarter's impact of the depreciation of 13 hotels acquired subsequent to first quarter 1999 and the partial quarter's impact of the 12 hotels acquired during the second quarter 2000. General and administrative expense for the 2000 second quarter was $3,660, a 14.5% increase over general and administrative expense of $3,196 in the 1999 second quarter. This increase is due principally to the impact of additional hotels purchased in 1999 and 2000.

Net income for the 2000 second quarter was $30,305, a 9.8% increase over net income for the 1999 second quarter. The increase was primarily due to higher rental income and lower interest expense, the effects of which were partially offset by an increase in depreciation expense. Increases in rental income and depreciation were primarily the result of the hotel acquisitions during 1999 and 2000. Reduced interest expense was the result of lower average balances outstanding under our credit facility during the 2000 second quarter.

Net income available for common shareholders for the 2000 second quarter was $28,524, a 9.4% increase over net income available for common shareholders of $26,066 for the 1999 second quarter. This change resulted from the factors discussed above, partially offset by a full quarter of distributions on preferred shares which were outstanding for the entire 2000 second quarter versus only a partial quarter of distributions in the 1999 second quarter.

On a per common share basis, net income available for common shareholders for the 2000 second quarter was $0.51, the same as for the 1999 second quarter. No change in per common share net income available for common shareholders results from the net 9.4% increase in net income available for common shareholders discussed above, offset by the 9.4% increase in the weighted average number of common shares outstanding resulting from common share issuances during 1999.

Funds from operations, or FFO, is defined as net income available for common shareholders before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus deferred percentage rent relating to operations from the current periods plus deposits made into FF&E escrows which are not included in revenue. Cash available for distribution, or CAD, is FFO less FF&E escrows plus amortization of deferred financing costs and other non-cash charges. For the 2000 second quarter FFO was $54,819 or $0.97 per share and CAD was $45,029 or $0.80 per share. For the 1999 second quarter FFO was $47,854 or $0.93 per share and CAD was $40,525 or $0.79 per share. Increases in FFO and CAD are attributable to the effects on revenues and expenses of the acquisition and financing activities discussed above.

                          HOSPITALITY PROPERTIES TRUST


Six Months Ended June 30, 2000 versus 1999

Rental income for the first six months of 2000 was $111,310, a 9.1% increase over rental income of $102,039 for the 1999 period. This increase was due to the full period's impact of 40 hotels purchased during 1999 and the partial period impact of the 12 hotels purchased during the 2000 second quarter. Rental income is comprised principally of minimum rent, which was $111,310 for the first six months of 2000, an 11.2% increase over minimum rent of $100,065 for the same period in 1999. Minimum rent increased principally because of the acquisitions discussed above. Percentage rent was $2,770 and $1,974 for the first six months of 2000 and 1999, respectively. Due to our adoption of SAB 101, recognition of $2,770 of percentage rental income was deferred in 2000 until such time as annual thresholds are met. If we had not adopted SAB 101, percentage rental income would have increased by 40.3%. This increase is primarily the result of hotels that began to yield percentage rent during the last 12 months, and to increases in total sales at some of our hotels. FF&E reserve income for the first six months of 2000 was $12,566 a 38.6% increase over FF&E reserve income of $9,068 for the 1999 period. This increase is due principally to the impact of acquisitions and the increased level of total sales experienced at our hotels. Interest income for the first six months of 2000 was $1,940, a 67.7% increase from interest income of $1,157 for the 1999 period. This increase was due to a higher average cash balance and a higher average interest rate in the 2000 period.

Interest expense for the first six months of 2000 was $17,809, a 9.6% decrease over interest expense of $19,694 for the first six months of 1999. The decrease was due to lower average borrowings during the 2000 period. Depreciation and amortization expense for the first six months of 2000 was $40,869, a 14.5% increase over depreciation and amortization expense of $35,697 for the first six months of 1999. This increase was due principally to the full period's impact of the depreciation of 40 hotels acquired during 1999 and the partial impact of the 12 hotels acquired during the 2000 period. General and administrative expense for the first six months of 2000 was $7,299, a 14.6% increase over general and administrative expense of $6,367 for the first six months of 1999. This increase is due principally to the impact of additional hotels purchased in 1999 and 2000.

Net income for the first six months of 2000 was $59,839, a 18.5% increase over net income of $50,506 for the first six months of 1999. The increase was primarily due to higher rental and interest income and lower interest expense, the effects of which were partially offset by increases in depreciation and general and administrative expenses. These changes, were primarily the result of additional hotels purchased during 1999 and 2000.

Net income available for common shareholders for the first six months of 2000 was $56,276, a 14.9% increase over net income available for common shareholders of $48,962 for the 1999 period. This increase resulted from the factors discussed above, partially offset by a full quarter of distributions on preferred shares which were outstanding for the entire 2000 period versus only a partial quarter of distributions in the 1999 second quarter.

On a per share basis, net income available for common shareholders was $1.00, which is a 1.0% decline from the 1999 period of $1.01. This decline results from the 14.9% increase in net income available for common shareholders discussed above, offset by a 16.1% increase in weighted average common shares outstanding.

Funds from operations, or FFO, is defined as net income available for common shareholders before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus deferred percentage rent relating to operations from the current periods plus deposits made into refurbishment escrows which are not included in revenue. Cash available for distribution, or CAD, is FFO less refurbishment escrows plus amortization of deferred financing costs and other non-cash charges. For the first six months of 2000, FFO was $107,419 or $1.90 per share and CAD was $89,057 or $1.58 per share. For the first six months of 1999, FFO was $91,052 or $1.87 per share and CAD was $77,434 or $1.59 per share. Changes in FFO and CAD are attributable to the effects on revenues and expenses of acquisition and financing activities discussed above.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our total assets increased to $2,233,177 as of June 30, 2000 from $2,194,852 as of December 31, 1999. The increase resulted primarily from new investments in hotels of approximately $145,964 offset by reduced cash balances and depreciation expense.

Each of our leases requires the tenant to post a security deposit, generally equal to one year's rent. The security deposit is payable to each tenant at lease expiration in the event the tenant elects not to exercise its lease renewal options. Some of our leases are guaranteed by our tenant's affiliates and these affiliates have deposited with us an aggregate of $32,442 in addition to the lease security deposits to secure their guaranty obligations. These guarantee deposits are payable to our tenants upon the achievement and documentation of certain operating performance thresholds at the leased properties; we expect that guarantee deposits of $5,275 will be returned during 2000.

At June 30, 2000, we had $9,141 of cash and cash equivalents and $42,000 outstanding on our $300,000 revolving credit facility. We have agreed, subject to certain conditions, to purchase for $55,562 two hotels now under construction by the seller. From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On July 14, and July 28, 2000 we issued an aggregate of $50,000 of senior unsecured notes due 2010. Net proceeds of approximately $49,630 were used to reduce the outstanding balances on our line of credit to zero and for general corporate purposes. On January 15, 1998, our shelf registration statement for up to $2,000,000 of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the Securities and Exchange Commission. Currently, we have $1,000,000 available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plans.

All of our hotels are leased to and operated by third parties. All costs of operating and maintaining our hotels are paid by our tenants. All of our leases require a percentage, usually 5%, of total hotel sales to be escrowed by the tenant or operator as a reserve for future renovations and refurbishment ("FF&E Reserve"). As of June 30, 2000, we and our tenants had approximately $34,918 on deposit in these refurbishment escrow accounts.

To maintain status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we expect not to pay federal income taxes.

Distributions are based principally on cash available for distribution, which is net income available for common shareholders plus deferred percentage rent, depreciation and amortization of real estate assets and certain non-cash charges, less FF&E Reserve income. Cash available for distribution may not equal cash provided by operating activities because cash flow provided by operating activities is affected by other factors not included in the cash available for distribution calculation.

On May 16, 2000, our Trustees declared a distribution on preferred shares of $0.59375 per preferred share to be paid to preferred shareholders of record as of June 15, 2000, which was distributed on June 30, 2000.

Common share distributions with respect to the first quarter 2000 results of $0.69 per common share were made in May 2000. Common share distributions declared with respect to second quarter 2000 results of $0.69 per common share will be paid to shareholders in August 2000.

Funding for current expenses and distributions is provided by our operations, primarily leasing of our owned hotels.

Property Leases

As of June 30, 2000, we own or have committed to purchase 224 hotels which are grouped into combinations and leased to 11 separate affiliates of publicly owned companies: Marriott International, Inc., Host, Crestline, Wyndham International, Inc., Security Capital Group, Inc., Candlewood Hotel Company and ShoLodge, Inc ("ShoLodge").

                          HOSPITALITY PROPERTIES TRUST

On July 11, 2000, we announced our consent to the assignment of a lease for 24 hotels then leased to ShoLodge to Prime Hospitality Corp. (NYSE: PDQ). All 24 hotels, which are now branded as Sumner Suites(R), will be re-branded as AmeriSuites(R)hotels. In connection with the lease assignment to Prime Hospitality Corp. the initial lease term was extended two years to 2013.

The tables on this and the following page summarize the key terms of our leases at June 30, 2000, and recent comparative operating statistics of our tenants' hotels for the first six months ended June 30, 2000 and 1999. These tables do not reflect our consent to the assignment of lease to Prime Hospitality Corp. discussed above.

Lease Pool             Courtyard by     Residence Inn by      Residence          Residence         Marriott(R)/Residence
                         Marriott(R)        Marriott(R)     Inn(R)/Courtyard    Inn(R)/Courtyard     Inn(R)/Courtyard(R)/
                                                             by Marriott(R)    by Marriott(R)/      TownePlace Suites(R)
                                                                             TownePlaceSuites(R)
                                                                           /SpringHill Suites(R)(1)
--------------------------------------------------------------------------------------------------------------------------
Number of Hotels            53                 18                 14                19                          17

Number of Rooms            7,610              2,178             1,819              2,756                      2,663

Number of States            24                 14                 7                 14                          7

Tenant                 Subsidiary of      Subsidiary of     Subsidiary of      Subsidiary of              Subsidiary of
                      Host subleased     Host subleased        Marriott          Crestline                   Marriott
                     to subsidiary of   to subsidiary of
                         Crestline          Crestline

Manager                Subsidiary of      Subsidiary of     Subsidiary of      Subsidiary of              Subsidiary of
                         Marriott           Marriott           Marriott          Marriott                    Marriott

Investment at
June 30, 2000
(000s)                   $510,093           $175,776           $148,812          $218,815                    $201,643

Security Deposits
(000s)                    $50,540            $17,220           $14,881            $22,552                    $21,322

End of Initial
Lease Term                 2012               2010               2014              2015                        2013

Renewal Options (2)   3 for 12 years     1 for 10 years,   1 for 12 years,    2 for 10 years              2 for 10 years
                           each          2 for 15 years     1 for 10 years         each                        each
                                              each
Current Annual
Minimum Rent (000s)
                          $51,009            $17,523           $14,881            $28,525                    $21,322

Percentage Rent (3)        5.0%               7.5%               7.0%              7.0%                        7.0%

First Six Months:
   2000: Occupancy         79.8%               84.4%            82.2%               80.8%  (4)                73.3%
         ADR              $98.99             $103.77           $89.45             $107.82  (4)               $83.24
         RevPAR           $78.99              $87.58           $73.53              $87.12  (4)               $61.01

   1999: Occupancy         81.3%               83.3%            82.5%               77.0%  (4)                69.4%
         ADR              $93.44             $101.47           $87.43             $103.31  (4)               $83.90
         RevPAR           $75.97              $84.52           $72.13              $79.55  (4)               $58.23

(1)  Includes our second quarter 2000 acquisition of 8 hotels and commitment to purchase 2 additional hotels.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(4)  Includes  the 9 hotels in this lease  pool  which  were open for at least one year prior to January 1, 2000.  Also, includes information for periods prior to our acquisition of certain properties.

                                              HOSPITALITY PROPERTIES TRUST


Lease Pool               Wyndham(R)    Summerfield        Sumner       Candlewood      Candlewood      Homestead
                                        Suites by        Suites(R)       Suites(R)      Suites(R)       Village(R)
                                         Wyndham(R)
--------------------------------------------------------------------------------------------------------------------------

Number of Hotels            12              15              24             17              17              18

Number of Rooms           2,321           1,822           2,929           1,839          2,053           2,399

Number of States            8               8               13             14              14              5

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         ShoLodge      Candlewood      Candlewood      Homestead

Investment at
June 30, 2000
(000s)                   $182,570        $240,000        $243,350       $118,500        $142,400        $145,000

Security Deposits
(000s)                   $18,325         $15,000         $25,575         $12,081        $14,253         $15,960

End of Initial
Lease Term                 2014            2017            2011           2011            2011            2015

Renewal Options (1)      4 for 12        4 for 12        5 for 10       3 for 15        3 for 15        2 for 15
                        years each      years each      years each     years each      years each      years each

Current Annual
Minimum Rent
(000s)                   $18,325         $25,000         $25,575         $12,081        $14,253         $15,960

Percentage Rent (2)        8.0%            7.5%            8.0%           10.0%          10.0%           10.0%

First Six Months:
   2000:  Occupancy       73.6%           82.3%           61.8% (3)       79.6%           80.7%           80.7%
          ADR            $94.28         $126.46          $78.42 (3)      $55.11          $55.95          $50.10
          RevPAR         $69.39         $104.08          $48.46 (3)      $43.87          $45.15          $40.43

   1999: Occupancy        71.2%           81.3% (4)       56.9% (3)       66.7% (4)       67.1% (4)       74.0% (4)
         ADR             $99.47         $121.56 (4)      $79.59 (3)      $59.62 (4)      $59.94 (4)      $52.46 (4)
         RevPAR          $70.82          $98.83 (4)      $45.29 (3)      $39.77 (4)      $40.22 (4)      $38.82 (4)

(1)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(2)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(3)  Includes 20 hotels open for at least one year prior to January 1, 2000,  and  includes  information  for periods in
     1999 prior to our acquisition of certain properties.

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

We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 1999. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At June 30, 2000, our outstanding debt included three issues of fixed rate, senior unsecured notes as follows:

                           Interest Rate                                                           Total Interest
Principal Balance            Per Year            Maturity          Interest Payments Due          Expense Per Year
-----------------            --------            --------          ---------------------          ----------------

$115,000                       8.25%               2005                   Monthly                      $ 9,488
$150,000                       7.00%               2008                Semi-Annually                   10,500
$150,000                       8.50%               2009                   Monthly                      12,750

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,274. Based on the balances outstanding as of June 30, 2000, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $17,385.

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

Our line of credit bears interest at floating rates and matures in 2002. As of June 30, 2000, there was $42,000 outstanding and $258,000 available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our commitments and for general business purposes. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. Repayments under the revolving credit agreement may be made at any time without penalty. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt. The following table shows the impact of a 10% change in interest rates would have on our interest expense for our floating rate outstanding at June 30, 2000.

                               Interest            Debt                 Annualized         Impact of
Circumstance                     Rate          Outstanding           Interest Expense       Change
------------                     ----          -----------           ----------------       ------

Conditions at June 30, 2000      7.81%            $42,000                 $3,281                --
A 10% increase                   8.59%             42,000                  3,609               328
A 10% decrease                   7.03%             42,000                  2,953              (328)

The foregoing table shows the impact of an immediate change in floating interest rates. If these changes occurred gradually over time the impact would be spread over time.

We prepaid all of the floating rate debt after the close of the second quarter and issued $50,000 of new unsecured fixed rate notes due in 2010, bearing interest at 9.125% per annum.

The interest rate market which has an impact upon us is the U.S. dollar interest rate for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

                          HOSPITALITY PROPERTIES TRUST

                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH ARE FORWARD LOOKING IN NATURE WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS, ACTIONS, POSSIBLE ACTIONS, OR INACTION BY OUR TRUSTEES OR OFFICERS WITH RESPECT TO THE DECLARATION OR PAYMENT OF DISTRIBUTIONS AND OR THE TIMING THEREOF, OUR POLICIES AND PLANS REGARDING INVESTMENTS, THE RE-BRANDING OF CERTAIN HOTELS AS AMERISUITES(R), FINANCINGS, PAYMENT OF OBLIGATIONS, TAXATION AND OTHER MATTERS, THE EFFECT OF SEASONALITY AND POSSIBLE CHANGES IN FINANCIAL MARKETS, INCLUDING BUT NOT LIMITED TO CHANGES IN INTEREST RATES, OUR QUALIFICATION AND CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST OR TRENDS AFFECTING US OR RESULTS OF OPERATIONS. READERS ARE CAUTIONED THAT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, CHANGES IN FINANCING TERMS OR METHODS, OUR ABILITY OR INABILITY TO COMPLETE NEW INVESTMENTS, TO REFINANCE EXISTING DEBT AND COMPLETE NEW FINANCING TRANSACTIONS, RESULTS OF OPERATIONS OF OUR TENANTS AND HOTELS, CHANGES TO OUR BUSINESS PLAN OR OUR POLICIES AND GENERAL CHANGES IN ECONOMIC CONDITIONS NOT PRESENTLY EXPECTED. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-Q AND INFORMATION IN OUR ANNUAL REPORT ON FORM 10-K, INCLUDING THE INFORMATION UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS," IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE THESE DIFFERENCES.

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

PART II           Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

12.      Ratio of Earnings to Fixed Charges

         27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

         (i) Current Report on Form 8-K, dated May 16, 2000, (a) reporting updated information on officers of HPT and members of the Board of Trustees, issuance of incentive shares, re-election of Trustees and amendments to Bylaws and (b) filing as exhibits Amended and Restated Bylaws of Hospitality Properties Trust (Items 5 and 7).

         (ii) Current report on Form 8-K, dated July 11, 2000, filing as exhibits (a) underwriting agreement, supplemental indenture of trust and opinion of counsel relating to issuance of $35 million of 9.125% senior notes due 2010 and (b) ratio of earnings to fixed charges (Item 7).

         (iii) Current report on Form 8-K, dated July 24, 2000, filing as exhibits underwriting agreement and supplemental indenture of trust and opinion of counsel relating to issuance of $15 million of 9.125% senior notes due 2010 (Item 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOSPITALITY PROPERTIES TRUST


                           /S/  Thomas M. O'Brien
                           Thomas M. O'Brien
                           Treasurer and Chief Financial Officer
                           (authorized officer and principal financial officer)
                           Dated:  August 9, 2000