Form 10-Q
period 2000-09-30
HOSPITALITY PROPERTIES TRUST
filed 2000-11-01
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                        Shares outstanding
                  Class                                 at November 1, 2000
----------------------------------------                -------------------
Common shares of beneficial
   interest, $0.01 par value per share                        56,472,512


                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                               September 30, 2000


                                      INDEX

 PART I         Financial Information (Unaudited)                                                Page
                ---------------------------------                                                ----

                Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets - September 30, 2000 and
                      December 31, 1999..................................................          3

                    Consolidated Statements of Income - Three and Nine Months Ended
                      September 30, 2000 and 1999........................................          4

                    Condensed Consolidated Statements of Cash Flows - Nine Months
                      Ended September 30, 2000 and 1999.................................           5

                    Notes to Condensed Consolidated Financial Statements.................          6

                Item 2.

                    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..............................................         10

                Item 3.

                    Quantitative and Qualitative Disclosures About Market Risk...........         16

                Certain Important Factors................................................         17

 PART II        Other Information

                Item 2.

                    Changes in Securities................................................         18

                Item 6.

                    Exhibits and Reports on Form 8-K.....................................         18

                Signature................................................................         19


                                          HOSPITALITY PROPERTIES TRUST

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands, except share and per share amounts)


                                                                         September 30,            December 31,
                                                                             2000                     1999
                                                                        ---------------          --------------
                                                                         (unaudited)

ASSETS

Real estate properties, at cost ...............................           $ 2,421,661              $ 2,270,630
Accumulated depreciation ......................................              (250,139)                (187,631)
                                                                          -----------              -----------
                                                                            2,171,522                2,082,999

Cash and cash equivalents .....................................                24,247                   73,554
Restricted cash (FF&E reserves) ...............................                26,063                   26,034

Other assets, net .............................................                11,822                   12,265
                                                                          -----------              -----------
                                                                          $ 2,233,654              $ 2,194,852
                                                                          ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount .................................           $   464,739              $   414,780
Revolving credit facility .....................................                    --                       --
Security and other deposits ...................................               262,652                  246,242
Other liabilities .............................................                18,003                   14,115


Shareholders' equity:
    Series A preferred shares, 9 1/2% cumulative redeemable at
      $25/share, no par value; 3,000,000 shares issued and
      outstanding .............................................                72,207                   72,207
    Common shares of beneficial interest, $0.01 par value;
      56,472,512 and 56,449,743 shares issued and outstanding,
      respectively ............................................                   565                      564
    Additional paid-in capital ................................             1,506,976                1,506,494
    Cumulative net income .....................................               405,715                  315,436
    Cumulative preferred distributions ........................               (10,450)                  (5,106)
    Cumulative common distributions ...........................              (486,753)                (369,880)
                                                                          -----------              -----------
      Total shareholders' equity ..............................             1,488,260                1,519,715
                                                                          -----------              -----------
                                                                          $ 2,233,654              $ 2,194,852
                                                                          ===========              ===========


   The accompanying notes are an integral part of these financial statements.


                                             HOSPITALITY PROPERTIES TRUST

                                           CONSOLIDATED STATEMENTS OF INCOME
                                  (in thousands, except per share amounts, unaudited)


                                             Three Months Ended September 30,         Nine Months Ended September 30,
                                             --------------------------------         -------------------------------
                                                 2000                 1999               2000                  1999
                                             ----------            ----------         ----------            ---------

Revenues:
   Rental income ..................           $ 58,658             $ 55,198             $169,968             $157,237
   FF&E reserve income ............              6,724                5,879               19,290               14,947
   Interest income ................                442                1,266                2,382                2,423
                                              --------             --------             --------             --------
       Total revenues .............             65,824               62,343              191,640              174,607
                                              --------             --------             --------             --------

Expenses:
   Interest (including amortization
       of deferred financing costs
       of $521, $512, $1,545 and
       $1,711, respectively) ......              9,891                8,829               27,700               28,523
   Depreciation and amortization ..             21,639               19,318               62,508               55,015
   General and administrative .....              3,854                3,791               11,153               10,158
                                              --------             --------             --------             --------
       Total expenses .............             35,384               31,938              101,361               93,696
                                              --------             --------             --------             --------

Net income ........................             30,440               30,405               90,279               80,911
Preferred distributions ...........              1,781                1,781                5,344                3,325
                                              --------             --------             --------             --------
Net income available for common
  shareholders ....................           $ 28,659             $ 28,624             $ 84,935             $ 77,586
                                              ========             ========             ========             ========

Weighted average common shares
  outstanding .....................             56,469               56,448               56,464               51,257
                                              ========             ========             ========             ========

Basic and diluted earnings per
   common share:
    Net income ....................           $   0.54             $   0.54             $   1.60             $   1.58
                                              ========             ========             ========             ========

    Net income available for
       common shareholders ........           $   0.51             $   0.51             $   1.50             $   1.51
                                              ========             ========             ========             ========




   The accompanying notes are an integral part of these financial statements.


                                     HOSPITALITY PROPERTIES TRUST

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands, unaudited)



                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          2000                1999
                                                                      ----------           ----------

Cash flows from operating activities:
   Net income ......................................................   $  90,279           $  80,911
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...............................      62,508              55,015
       Amortization of deferred financing costs as interest ........       1,545               1,711
       FF&E reserve income .........................................     (19,290)            (14,947)
       Deferred percentage rent ....................................       4,186                  --
       Net change in assets and liabilities ........................        (478)                753
                                                                       ---------           ---------
           Cash provided by operating activities ...................     138,750             123,443
                                                                       ---------           ---------

Cash flows from investing activities:
   Real estate acquisitions ........................................    (131,813)           (334,223)
   Increase in security and other deposits .........................      16,410              36,996
                                                                       ---------           ---------
           Cash used in investing activities .......................    (115,403)           (297,227)
                                                                       ---------           ---------

Cash flows from financing activities:
   Distributions paid to common shareholders .......................    (116,873)           (100,524)
   Distributions paid to preferred shareholders ....................      (5,344)             (3,325)
   Debt issuance, net of discount ..................................      49,938                  --
   Draws on revolving credit facility ..............................      42,000             172,000
   Repayments of revolving credit facility .........................     (42,000)           (172,000)
   Deferred finance costs incurred .................................        (375)                 --
   Proceeds from issuance of common shares, net ....................          --             274,595
   Proceeds from issuance of preferred shares, net .................          --              72,227
                                                                       ---------           ---------
           Cash (used in) provided by financing activities .........     (72,654)            242,973
                                                                       ---------           ---------
(Decrease) increase in cash and cash equivalents ...................     (49,307)             69,189
Cash and cash equivalents at beginning of period ...................      73,554              24,610
                                                                       ---------           ---------
Cash and cash equivalents at end of period .........................   $  24,247           $  93,799
                                                                       =========           =========

Supplemental cash flow information:
       Cash paid for interest ......................................   $  27,826           $  29,343
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve .................      17,060              13,218
       Purchases of fixed assets with FF&E reserve .................     (19,478)            (13,444)


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

In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 is expected to have no impact on our annual results of operations. SAB 101 requires us to defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a year. We adopted SAB 101 beginning January 1, 2000, without restatement of prior periods. If SAB 101 had been applicable for the three and nine months ended September 30, 1999, net income available for common shareholders would have been $27,760 ($0.49/share) and $74,748 ($1.46/share), respectively, and the deferred percentage rent balance would have been $2,838 at September 30, 1999. If SAB 101 had not been applicable for the three and nine months ended September 30, 2000, net income available for common shareholders would have been $30,075 ($0.53/share) and $89,121 ($1.58/share), respectively.

Note 2.  Shareholders' Equity

In August 2000 we paid a $0.69 per share distribution to common shareholders for the quarter ended June 30, 2000. On October 5, 2000, our Trustees declared a distribution of $0.70 per share to be paid to common shareholders of record on October 19, 2000, which will be distributed on or about November 21, 2000.

On September 29, 2000, we paid a $0.59375 per share distribution to preferred shareholders.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of September 30, 2000, we had zero outstanding on our $300,000 revolving credit facility.

In July 2000 we issued $50,000 of 9.125% unsecured senior notes due 2010. Net proceeds of $49,630 were used to repay amounts outstanding on our revolving credit facility and for general business purposes.

Note 4.  Real Estate Properties

During the nine months ended September 30, 2000, we purchased twelve hotels for approximately $128,331 using cash on hand and borrowings under our revolving credit facility. We did not purchase any hotels during the three months ended September 30, 2000.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 5.  Significant Tenant

At September 30, 2000, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host"), is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 22% of our investments, at cost. The following results of operations for the thirty-six weeks ended September 8, 2000, and September 10, 1999, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by the lessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                               Thirty-six weeks ended     Thirty-six weeks ended
                                                 September 8, 2000          September 10, 1999
                                                    (unaudited)                (unaudited)
                                               ----------------------     ----------------------
Revenues:
         Rental income1 .................             $ 35,068                  $ 35,021
         Interest income ................                  417                       172
         Amortization of deferred gain ..                1,992                     1,992
         Other income ...................                   31                        --
                                                      --------                  --------
            Total revenues ..............               37,508                    37,185
                                                      --------                  --------

Expenses:
         Base and percentage rent expense               38,486                    37,132
         Corporate expenses .............                  927                       269
         Other expenses .................                   64                        16
                                                      --------                  --------
            Total expenses ..............               39,477                    37,417
                                                      --------                  --------

           Income (loss) before taxes ...               (1,969)                     (232)
           Provision for income taxes ...                   --                      (142)
                                                      --------                  --------
           Net (loss) income ............               (1,969)                     (374)
                                                      ========                  ========

                                                   September 8, 2000
                                                     (unaudited)            December 31, 1999
                                                   -----------------        -----------------

         Assets                                       $ 68,564                 $  67,821
         Liabilities                                    46,384                    43,672
         Equity                                         22,180                    24,149

1    The statement of operations for the thirty-six  weeks ended  September 10, 1999, has been restated by the lessee to reflect their retroactive adoption of SAB 101 effective January
     1, 1999.  As a result of the  lessee's  adoption of SAB 101,  recognition  of  percentage rental revenue for the thirty-six weeks ended September 10, 1999, of $7,314 was deferred.
     Recognition  of percentage  rental revenue for the  thirty-six  weeks ended  September 8,
     2000, of $8,389 was deferred and is included in liabilities as deferred rent.  Percentage rent will be recognized as income during the year once specified  hotel sales  thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

At September 30, 2000, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation ("Crestline"), is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the thirty-six weeks ended September 8, 2000, and September 10, 1999, and summarized balance sheet data of CCMH Courtyard I LLC as provided by the sublessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                                Thirty-six weeks ended     Thirty-six weeks ended
                                                  September 8, 2000          September 10, 1999
                                                     (unaudited)                 (unaudited)
                                                ----------------------     ----------------------

Revenues:
     Hotels:
         Rooms .............................          $ 154,732                  $ 147,325
         Food and beverage .................             10,672                     10,610
         Other .............................              5,756                      5,791
                                                      ---------                  ---------
             Total hotel revenues ..........            171,160                    163,726
                                                      ---------                  ---------
Operating costs and expenses:
      Hotels:
         Property-level costs and expenses:
             Rooms .........................             33,781                     31,827
             Food and beverage .............              9,585                      9,209
             Other .........................             55,772                     54,183
         Other operating costs and expenses:
             System management fees ........              5,135                      4,912
             Other management fees .........             16,966                     15,419
             Lease expense .................             44,411                     43,856
                                                      ---------                  ---------
             Total hotel expenses ..........            165,650                    159,406

                                                      ---------                  ---------
             Operating profit ..............              5,510                      4,320
                                                      ---------                  ---------

Corporate expenses .........................               (217)                      (253)
Interest expense ...........................               (196)                      (217)
Interest income ............................                120                          5
                                                      ---------                  ---------
Income before income taxes .................              5,217                      3,855
Income taxes ...............................             (2,139)                    (1,572)
                                                      ---------                  ---------
Net income .................................          $   3,078                  $   2,283
                                                      =========                  =========


                                                     September 8, 2000
                                                        (unaudited)            December 31, 1999
                                                     -----------------         -----------------

Assets                                                $  33,495                  $  30,157
Liabilities                                               9,021                      8,761
Equity                                                   24,474                     21,396

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below:

                                                   Thirty-six weeks ended           Thirty-six weeks ended
                                                      September 8, 2000               September 10, 1999
                                                         (unaudited)                     (unaudited)
                                                   ----------------------           ----------------------

Total hotel sales:
            Rooms ..............................           $154,732                      $147,325
            Food and beverage ..................             10,672                        10,610
            Other ..............................              5,756                         5,791
                                                           --------                      --------
            Total hotel sales ..................            171,160                       163,726
                                                           --------                      --------
Expenses:
            Rooms ..............................             33,781                        31,827
            Food and beverage ..................              9,585                         9,209
            Other operating departments ........              1,233                         1,543
            General and administrative .........             17,186                        17,080
            Utilities ..........................              5,513                         5,343
            Repairs, maintenance and accidents .              6,297                         6,017
            Marketing and sales ................              5,123                         4,468
            Chain services .....................              3,800                         3,536
            FF&E escrow deposits ...............              8,558                         8,186
            Real estate tax ....................              5,563                         5,513
            Land rent ..........................              1,465                         1,347
            System fees ........................              5,135                         4,912
            Other costs ........................              1,034                         1,150
                                                           --------                      --------
            Total ..............................            104,273                       100,131

                                                           --------                      --------
Hotel revenues in excess of property-level costs
   and expenses ................................           $ 66,887                      $ 63,595
                                                           ========                      ========

Total amounts shown above represent hotel-level cash flows after costs which are not subordinate to the minimum rent for this lease of $35,217 in the 2000 period and $35,165 in the 1999 period. These interim results are not necessarily indicative of the results that may be expected for the full year.

                          HOSPITALITY PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2000 versus 1999

Rental income for the 2000 third quarter was $58,658, a 6.3% increase over rental income of $55,198 for the 1999 third quarter. This increase was due to the full quarter's impact of rent from the acquisition of 15 hotels subsequent to the second quarter 1999, offset somewhat by the adoption of SAB 101. Rental income in the 2000 period is minimum rent, of $58,658, an 8.0% increase over minimum rent of $54,334 for the 1999 third quarter. Minimum rent increased principally because of the acquisitions discussed above. Percentage rent was $1,416 and $864 in the 2000 and 1999 third quarters, respectively. Due to our adoption of SAB 101, recognition of $1,416 of percentage rental income was deferred in the 2000 third quarter until such time as annual thresholds are met. If we had not adopted SAB 101, percentage rental income would have increased by 63.9%. This increase is the result of hotels that began to yield percentage rent during the last 12 months and to increases in total sales at our hotels. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2000 third quarter was $6,724, a 14.4% increase over FF&E reserve income of $5,879 for the 1999 third quarter. This increase is due principally to the impact of acquisitions and the increased level of total sales experienced at our hotels. Interest income for the 2000 third quarter was $442, a 65.1% decrease from interest income of $1,266 for the 1999 third quarter. This decrease was due to a lower average cash balance partially offset by a higher average interest rate in the 2000 period.

Interest expense for the 2000 third quarter was $9,891, a 12.0% increase over interest expense of $8,829 for the 1999 third quarter. The increase was primarily due to higher average borrowings during the 2000 period from $50,000 of 9.125% Senior Notes issued in July 2000. Depreciation and amortization expense for the 2000 third quarter was $21,639, a 12.0% increase over depreciation and amortization expense of $19,318 for the 1999 third quarter. This increase was due principally to the full quarter's impact of the depreciation of 15 hotels acquired and the purchase of depreciable assets with funds from FF&E reserve restricted accounts owned by us subsequent to the second quarter 1999. General and administrative expense for the 2000 third quarter was $3,854, a 1.7% increase over general and administrative expense of $3,791 in the 1999 third quarter. This increase is due principally to the impact of additional hotels purchased in 1999 and 2000.

Net income for the 2000 third quarter was $30,440, or $0.54 per share, a 0.1% increase over net income for the 1999 third quarter of $30,405, or $0.54 per share. The increase was due to higher rental income, the effects of which were partially offset by the following: the adoption of SAB 101, a decrease in interest income and increases in depreciation, interest expense and general and administrative expenses discussed above.

Net income available for common shareholders for the 2000 third quarter was $28,659 or $0.51 per share, a 0.1% increase over net income available for common shareholders of $28,624, or $0.51 per share for the 1999 third quarter. This change resulted primarily from the investment and operating activity discussed above offset somewhat by the impact of SAB 101.

Funds from operations, or FFO, is defined as net income available for common shareholders before extraordinary and non-recurring items, plus depreciation and amortization of real estate assets, plus deferred percentage rent relating to operations from the current periods, plus FF&E escrow payments which are not included in revenue. FFO does not equal cash flow from operating activities as defined by generally accepted accounting principals and should not be considered an alternative to net income as an indication of the Company's performance or to cash as a measure of liquidity. Cash available for distribution, or CAD, is FFO less FF&E escrow payments plus amortization of deferred financing costs and other non-cash charges. For the 2000 third quarter FFO was $55,672, or $0.99 per share, and CAD was $45,849, or $0.81 per share. For the 1999 third quarter FFO was $51,319, or $0.91 per share, and CAD was $42,897, or $0.76 per share. Increases in FFO and CAD are attributable to the effects on revenues and expenses of the operating, investing and financing activities discussed above.

                          HOSPITALITY PROPERTIES TRUST


Nine Months Ended September 30, 2000 versus 1999

Rental income for the first nine months of 2000 was $169,968, an 8.1% increase over rental income of $157,237 for the 1999 period. This increase was due to the full period's impact of 37 hotels purchased during the 1999 period, three hotels purchased subsequent to the 1999 period and the partial period impact of the 12 hotels purchased during the 2000 period, offset somewhat by the adoption of SAB
101. Rental income in the 2000 period is minimum rent, of $169,968 for the first nine months of 2000, a 10.1% increase over minimum rent of $154,399 for the same period in 1999. Minimum rent increased principally because of the acquisitions discussed above. Percentage rent was $4,186 and $2,838 for the first nine months of 2000 and 1999, respectively. Due to our adoption of SAB 101, recognition of $4,186 of percentage rental income was deferred in 2000 until such time as annual thresholds are met. If we had not adopted SAB 101, percentage rental income would have increased by 47.5%. This increase is primarily the result of hotels that began to yield percentage rent during the last 12 months, and to increases in total sales at some of our hotels. FF&E reserve income for the first nine months of 2000 was $19,290 a 29.1% increase over FF&E reserve income of $14,947 for the 1999 period. This increase is due principally to the impact of acquisitions and the increased level of total sales experienced at some of our hotels. Interest income for the first nine months of 2000 was $2,382, a 1.7% decrease from interest income of $2,423 for the 1999 period. This decrease was due to a lower average cash balance being partially offset by a higher average interest rate in the 2000 period.

Interest expense for the first nine months of 2000 was $27,700, a 2.9% decrease over interest expense of $28,523 for the first nine months of 1999. The decrease was due to lower average borrowings during the 2000 period offset somewhat by an increase in weighted average interest rates from 7.8% in the 1999 period to 8.0% in the 2000 period. Depreciation and amortization expense for the first nine months of 2000 was $62,508, a 13.6% increase over depreciation and amortization expense of $55,015 for the first nine months of 1999. This increase was due principally to the full period's impact of the depreciation of 37 hotels acquired and the purchase of depreciable assets with funds from FF&E reserve restricted accounts owned by us during 1999 and the partial impact of the 12 hotels acquired along with the purchase of depreciable assets with funds from FF&E reserve restricted accounts owned by us during the 2000 period. General and administrative expense for the first nine months of 2000 was $11,153, a 9.8% increase over general and administrative expense of $10,158 for the first nine months of 1999. This increase is due principally to the impact of additional hotels purchased in 1999 and 2000.

Net income for the first nine months of 2000 was $90,279, a 11.6% increase over net income of $80,911 for the first nine months of 1999. The increase was primarily due to higher rental income and lower interest expense, the effects of which were partially offset by the adoption of SAB 101 and increases in depreciation and general and administrative expenses.

Net income available for common shareholders for the first nine months of 2000 was $84,935, a 9.5% increase over net income available for common shareholders of $77,586 for the 1999 period. This increase resulted primarily from the investment and operating activity discussed above, partially offset by distributions to holders of preferred shares which were outstanding for the entire 2000 period versus the 1999 period in which they were outstanding for approximately five months and the impact of SAB 101 discussed above.

On a per share basis, net income available for common shareholders was $1.50, which is a 0.7% decline from the 1999 period of $1.51. This decline results from the 9.5% increase in net income available for common shareholders discussed above, offset by a 10.2% increase in weighted average common shares outstanding.

Funds from operations, or FFO, is defined as net income available for common shareholders before extraordinary and non-recurring items, plus depreciation and amortization of real estate assets, plus deferred percentage rent relating to operations from the current periods, FF&E escrow payments which are not included in revenue. Cash available for distribution, or CAD, is FFO less FF&E escrow payments plus amortization of deferred financing costs and other non-cash charges. For the first nine months of 2000 FFO was $163,091, or $2.89 per share, and CAD was $134,906, or $2.39 per share. For the first nine months of 1999 FFO was $142,411, or $2.78 per share and CAD was $120,331, or $2.35 per share. Changes in FFO and CAD are attributable to the effects on revenues and expenses of the operating, investing and financing activities discussed above.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our total assets increased to $2,233,654 as of September 30, 2000, from $2,194,852 as of December 31, 1999. The increase resulted primarily from new investments in hotels of approximately $151,074 offset by reduced cash balances and depreciation expense.

Each of our leases requires the tenant to post a security deposit, generally equal to one year's minimum rent. The security deposit is payable to each tenant at lease expiration in the event the tenant elects not to exercise its lease renewal options. Some of our leases are guaranteed by our tenant's affiliates and these affiliates have deposited with us an aggregate of $34,942 in addition to the lease security deposits to secure their guaranty obligations. These guarantee deposits are payable to the guarantors upon the achievement and documentation of certain operating performance thresholds at the leased properties. We expect that guarantee deposits of $5,275 will be returned during 2000.

We have agreed, subject to certain customary conditions, to purchase for $55,562 two hotels now under construction by the seller. We expect to purchase one of these hotels for $30,898 during the fourth quarter of 2000 and the other for $24,664 during the first quarter 2001. From time to time, including currently, we consider entering or pursuing transactions which would require future cash purchases of hotels or other investments.

At September 30, 2000, we had $24,247 of cash and cash equivalents and zero outstanding on our $300,000 revolving credit facility. From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On July 14, and July 28, 2000, we issued an aggregate of $50,000 of senior unsecured notes due 2010. Net proceeds of approximately $49,630 were used to reduce the outstanding balances on our line of credit to zero and for general business purposes. On January 15, 1998, our shelf registration statement for up to $2,000,000 of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the Securities and Exchange Commission. Currently, we have $950,000 available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plans.

All of our hotels are leased to and operated by third parties. All costs of operating and maintaining our hotels are paid by our tenants. In addition to minimum and percentage rents, all of our leases require a percentage, usually 5%, of total hotel sales to be escrowed by the tenant or operator into a reserve for future renovations and refurbishment ("FF&E Reserve"). As of September 30, 2000, we and our tenants had approximately $40,566 on deposit in these refurbishment escrow accounts. During the nine months ended September 30, 2000, $30,752 was deposited into these accounts and $28,451 was spent to renovate and refurbish our properties.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we expect not to pay federal income taxes. In 1999 federal legislation was enacted which will, as of January 1, 2001, among other things, allow a REIT to lease hotels to a so-called "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. Many, but not all, states have adopted the provisions of the federal legislation. We believe that this legislation may provide opportunities to enable us to consider or enter into transactions without the need to rely upon a third-party tenant intermediary.

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

On August 14, 2000, our Trustees declared a distribution on preferred shares of $0.59375 per preferred share to be paid to preferred shareholders of record as of September 15, 2000, which was distributed on September 29, 2000.

Common share distributions with respect to the second quarter 2000 results of $0.69 per common share were made in August 2000. Common share distributions declared with respect to third quarter 2000 results of $0.70 per common share will be paid to shareholders in November 2000.

                          HOSPITALITY PROPERTIES TRUST

Funding for current expenses and distributions is provided by our operations, primarily leasing of our owned hotels.

Property Leases

As of September 30, 2000, we own or have committed to purchase 224 hotels which are grouped into combinations and leased to 11 separate affiliates of publicly owned companies: Marriott International, Inc. ("Marriott"), Host, Crestline, Wyndham International, Inc. ("Wyndham"), Security Capital Group, Inc. ("Security Capital"), Candlewood Hotel Company ("Candlewood") and Prime Hospitality Corp. ("Prime").

On July 11, 2000, we announced our consent to the assignment of a lease for 24 hotels then leased to ShoLodge, Inc. to Prime Hospitality Corp. (NYSE: PDQ). All 24 hotels, which were branded as Sumner Suites(R), have been re-branded as AmeriSuites(R)hotels. In connection with the lease assignment to Prime the initial lease term was extended two years to 2013.

The tables the following pages summarize the key terms of our leases at September 30, 2000, and recent comparative operating statistics of our tenants' hotels for the first nine months ended September 30, 2000 and 1999.


---------------------------------------------------------------------------------------------------------------------------

Lease Pool             Courtyard by     Residence Inn by      Residence          Residence        Marriott(R)/Residence
                         Marriott(R)        Marriott(R)     Inn(R)/Courtyard    Inn(R)/Courtyard    Inn(R)/Courtyard(R)/
                                                             by Marriott(R)    by Marriott(R)/     TownePlace Suites(R)
                                                                             TownePlaceSuites(R)
                                                                                /SpringHill
                                                                                Suites(R)(1)
---------------------------------------------------------------------------------------------------------------------------

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

Investment at
September 30, 2000
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

Renewal Options (2)   3 for 12 years     1 for 10 years,   1 for 12 years,    2 for 10 years         2 for 10 years
                           each          2 for 15 years     1 for 10 years         each                   each
                                              each

Current Annual
Minimum Rent (000s)
                          $51,009            $17,523           $14,881            $28,525               $21,322

Percentage Rent (3)        5.0%               7.5%               7.0%              7.0%                   7.0%

First Nine Months:

   2000: Occupancy         81.3%               85.0%             82.9%            80.5% (4)              77.4% (5)
         ADR              $99.25             $104.21            $89.80          $106.63 (4)             $85.06 (5)
         RevPAR           $80.69              $88.58            $74.44           $85.84 (4)             $65.84 (5)


   1999: Occupancy         81.8%               83.9%             83.2%            77.3% (4)              75.9% (5)
         ADR              $93.86             $101.25            $87.34          $101.44 (4)             $84.39 (5)
         RevPAR           $76.78              $84.95            $72.67           $78.41 (4)             $64.05 (5)

---------------------------------------------------------------------------------------------------------------------------

(1)  Includes our second quarter 2000 acquisition of eight hotels and commitment to purchase two additional hotels.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(4)  Includes  the nine  hotels in this lease  pool which were open for at least one year prior to January 1, 2000,  and information for periods prior to our acquisition of certain properties.

(5)  Includes  the seven  hotels in this lease pool which were open for at least one year prior to January 1, 2000,  and information for periods prior to our acquisition of certain properties.


--------------------------------------------------------------------------------------------------------------------

Lease Pool               Wyndham(R)    Summerfield     AmeriSuites(R)  Candlewood      Candlewood      Homestead
                                        Suites by                        Suites(R)      Suites(R)       Village(R)
                                         Wyndham(R)
--------------------------------------------------------------------------------------------------------------------

Number of Hotels            12              15              24             17              17              18

Number of Rooms           2,321           1,822           2,929           1,839          2,053           2,399

Number of States            8               8               13             14              14              5

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham          Prime        Candlewood      Candlewood       Security
                                                                                                        Capital

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham          Prime        Candlewood      Candlewood       Security
                                                                                                        Capital

Investment at
September 30, 2000
(000s)                   $182,570        $240,000        $243,350       $118,500        $142,400        $145,000

Security Deposits
(000s)                   $18,325         $15,000         $25,575         $12,081        $14,253         $15,960

End of Initial
Lease Term                 2014            2017            2013           2011            2011            2015

Renewal Options (1)      4 for 12        4 for 12        3 for 15       3 for 15        3 for 15        2 for 15
                        years each      years each      years each     years each      years each      years each

Current Annual
Minimum Rent
(000s)                   $18,325         $25,000         $25,575         $12,081        $14,253         $15,960

Percentage Rent (2)        8.0%            7.5%            8.0%           10.0%          10.0%           10.0%

First Nine Months:

   2000:  Occupancy       73.8%           84.0%         62.1% (3)         79.6%          80.1%           81.1%
          ADR            $92.27         $127.13        $77.17 (3)        $55.44         $56.77          $50.27
          RevPAR         $68.10         $106.79        $47.92 (3)        $44.13         $45.47          $40.77


   1999: Occupancy        71.3%           82.7%         58.4% (3)       68.3% (4)        69.8% (4)       75.7% (4)
         ADR             $96.76         $121.59        $79.13 (3)      $59.44 (4)       $59.65 (4)      $51.59 (4)
         RevPAR          $68.99         $100.55        $46.21 (3)      $40.60 (4)       $41.64 (4)      $39.05 (4)

--------------------------------------------------------------------------------------------------------------------

(1)  Renewal  options may be exercised  by the tenant for all, but not less than all, of the hotels  within a lease pool.

(2)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(3)  Includes the 20 hotels in this lease pool which were open for at least one year prior to January 1, 2000,  and information for periods in 1999 prior to
     our acquisition of certain properties.

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

We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 1999. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At September 30, 2000, our outstanding debt included four issues of fixed rate, senior unsecured notes as follows:

                           Interest Rate                                                           Total Interest
Principal Balance            Per Year            Maturity          Interest Payments Due          Expense Per Year
-----------------            --------            --------          ---------------------          ----------------

$115,000                       8.25%               2005                   Monthly                    $  9,488
$150,000                       7.00%               2008                Semi-Annually                 $ 10,500
$150,000                       8.50%               2009                   Monthly                    $ 12,750
$ 50,000                       9.125%              2010                Semi-Annually                 $  4,563

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,730. Based on the balances outstanding as of September 30, 2000, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $19,685.

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

Our line of credit bears interest at floating rates and matures in 2002. As of September 30, 2000, there was zero outstanding and $300,000 available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our commitments and for general business purposes. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt. The interest rate market which has an impact upon us is the U.S. dollar interest rate for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH ARE FORWARD LOOKING IN NATURE WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATIONS, ACTIONS, POSSIBLE ACTIONS, OR INACTION BY OUR TRUSTEES OR OFFICERS WITH RESPECT TO THE DECLARATION OR PAYMENT OF DISTRIBUTIONS AND OR THE TIMING THEREOF, OUR POLICIES AND PLANS REGARDING INVESTMENTS, THE RE-BRANDING OF CERTAIN HOTELS AS AMERISUITES(R), FINANCINGS, PAYMENT OF OBLIGATIONS, TAXATION AND OTHER MATTERS, THE EFFECT OF LEGISLATION, SEASONALITY AND POSSIBLE CHANGES IN FINANCIAL MARKETS, INCLUDING BUT NOT LIMITED TO CHANGES IN INTEREST RATES, OUR QUALIFICATION AND CONTINUED QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST OR TRENDS AFFECTING US OR RESULTS OF OPERATIONS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ALL FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL TRANSACTIONS, RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE TRANSACTIONS, RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, CHANGES IN FINANCING TERMS OR METHODS, OUR ABILITY OR INABILITY TO COMPLETE NEW INVESTMENTS, TO REFINANCE EXISTING DEBT AND COMPLETE NEW FINANCING TRANSACTIONS, RESULTS OF OPERATIONS OF OUR TENANTS AND HOTELS, CHANGES TO OUR BUSINESS PLAN OR OUR POLICIES AND GENERAL CHANGES IN ECONOMIC CONDITIONS NOT PRESENTLY EXPECTED. ALTHOUGH WE BELIEVE THE EXPECTATIONS REFLECTED IN OUR FORWARD-LOOKING STATEMENTS ARE BASED UPON REASONABLE ASSUMPTIONS AND BUSINESS OPPORTUNITIES, WE CAN GIVE NO ASSURANCE THAT OUR EXPECTATIONS WILL BE ATTAINED OR THAT ANY DEVIATIONS WILL NOT BE MATERIAL. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-Q AND INFORMATION IN OUR ANNUAL REPORT ON FORM 10-K, INCLUDING THE INFORMATION UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES BETWEEN OUR FORWARD-LOOKING STATEMENTS AND ACTUAL FUTURE RESULTS.

THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR
SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II           Other Information

Item 2.   Changes in Securities

In August 2000 we granted 9,000 common shares pursuant to our Incentive Share Award Plan to officers and certain key employees of our advisor, REIT Management & Research, Inc., valued at $25.00 per common share, the closing price of the common shares on the New York Stock Exchange on August 1, 2000. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  12.      Ratio of Earnings to Fixed Charges

                  27.      Financial Data Schedule.

         (b)      Reports on Form 8-K

               (i) Current report on Form 8-K, dated July 11, 2000, filing as exhibits (a) underwriting agreement, supplemental indenture of trust and opinion of counsel relating to issuance of $35 million of 9.125% senior notes due 2010 and (b) ratio of earnings to fixed charges (Item 7).

               (ii) Current report on Form 8-K,  dated July 24, 2000,  filing as exhibits underwriting agreement and supplemental indenture of trust and opinion of counsel relating to issuance of $15 million of 9.125% senior notes due 2010 (Item 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOSPITALITY PROPERTIES TRUST


                            /s/Thomas M. O'Brien

                            Thomas M. O'Brien
                            Treasurer and Chief Financial Officer
                            (authorized officer and principal financial officer)
                            Dated:  November 1, 2000