Form 10-K405
period 2000-12-31
HOSPITALITY PROPERTIES TRUST
filed 2001-03-30
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                       OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT OF 1934

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST


            Maryland                                 04-3262075
    (State of incorporation)               (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02458

                                  617-964-8389

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                         Class                          on which registered
---------------------------------------------------  --------------------------
      Common Shares of Beneficial Interest             New York Stock Exchange
Series A Cumulative Redeemable Preferred               New York Stock Exchange
     Shares of Beneficial Interest


Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares of the registrant held by non-affiliates was $1,375 million based on the $26.38 closing price per share on the New York Stock Exchange on March 21, 2001. For purposes of this calculation, 4,000,000 Common Shares of Beneficial Interest, $0.01 par value ("Common Shares") held by HRPT Properties Trust, and an aggregate of 388,979 Common Shares held by the Trustees and officers of the registrant, have been included in the number of shares held by affiliates.

Number of the  registrant's  Common  Shares,  outstanding  as of March 21, 2001:
56,506,340

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from the definitive Proxy Statement of Hospitality
Properties Trust (the "Company") for its annual meeting of shareholders currently scheduled to be held on May 15, 2001.

                                 ---------------


                            CERTAIN IMPORTANT FACTORS

         Our Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding our intent, belief or expectation, or the intent, belief or expectation of our Trustees or our officers with respect to the declaration or payment of distributions, our policies and plans regarding investment, financing, or other matters, our qualification and continued qualification as a real estate investment trust, trends affecting us or our tenants' financial condition or results of operations or factors which affect our hotels' quality, operations, financial results or competitiveness. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of our hotels or our tenants and general changes in industry or general economic conditions not presently contemplated. The accompanying information contained in this Form 10-K, including the information under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.


THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION OF TRUST"), IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND
TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER,
SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                          HOSPITALITY PROPERTIES TRUST
                          2000 FORM 10-K ANNUAL REPORT


                                Table of Contents


                                     Part I

                                                                                                      Page
Items 1. & 2.     Business and Properties........................................................       1
Item 3.           Legal Proceedings..............................................................      21
Item 4.           Submission of Matters to a Vote of Security Holders............................      21

                                     Part II

Item 5.           Market for the Registrant's Common Equity and Related Shareholder Matters......      22
Item 6.           Selected Financial Data........................................................      23
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................      24
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................      29
Item 8.           Financial Statements and Supplementary Data....................................      30
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................      30

                                    Part III

                  To be  incorporated  by reference  from our  definitive  Proxy
                  Statement for the annual meeting of shareholders currently scheduled to be held on May 15, 2001, which is expected to be filed not later than 120 days after the end of the Company's fiscal year.

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................      31

Items 1. and 2.  Business and Properties

         The Company. Hospitality Properties Trust is a real estate investment trust ("REIT") formed in 1995 to buy, own and lease hotels to unaffiliated hotel operators. At December 31, 2000, we owned or had commitments to purchase 224 hotels with 30,390 rooms or suites located in 36 states in the U.S., which cost approximately $2.4 billion. We are organized as a Maryland real estate investment trust; our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

         Our principal growth strategy is to expand our investments in hotels and to set minimum rents which produce income in excess of our operating and capital costs. We seek to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business and in doing so, ensure stability of cash flow through dependable and diversified revenue sources. We believe that our operating philosophy affords us opportunities to find high quality hotel investments on attractive terms. In addition, our internal growth strategy is to participate through percentage rents in increases in total hotel sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels.

         Our hotels are leased to and managed by single purpose subsidiaries of unaffiliated public companies. Each of our tenants are herein referred to as "Lessees" and each of our operators are herein referred to as "Managers." The annual rent payable to us for our 222 hotels totals $244 million in minimum rent plus percentage rent ranging from 5% to 10% of the excess of total hotel sales over a base year level. In addition to rent payments, 5-6% of total hotel sales is required to be paid and escrowed periodically by the Lessee or the Manager as a reserve for renovations and refurbishment of the hotels.

         Under the leases and management agreements, our hotels are currently operated as Marriott Hotels, Resorts and Suites(R), Courtyard by Marriott(R), Residence Inn by Marriott(R), Wyndham Garden(R), Wyndham(R), Summerfield Suites by Wyndham(R), AmeriSuites(R), Candlewood Suites(R), Homestead Studio Suites(R), TownePlace Suites by Marriott(R) or SpringHill Suites by Marriott(R). We believe that our portfolio of hotels is among the newest of publicly owned hotel REITs. The average age of our hotels is approximately 6 years at December 31, 2000.

         Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. Most of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and many have a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 2000, over 500 Courtyard by Marriott(R) hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott(R) brand is a leading brand in the upscale, limited service segment of the United States hotel industry.

         We have invested a total of $721 million in 70 Courtyard by Marriott(R) hotels which have 9,985 rooms including one hotel purchased in February 2001. For 2000, the occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") for our 63 Courtyard by Marriott(R) hotels which were open for a full year as of January 1, 2000, were as follows:

                       HPT COURTYARD BY MARRIOTT(R) HOTELS

                     Occupancy...........................  79.6%
                     ADR ................................ $98.73
                     REVPAR.............................. $78.59

         Residence Inn by Marriott(R) hotels are designed to attract business, governmental and family travelers who stay more than five consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 and 130 studio, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2000, 354 Residence Inn by Marriott(R) hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry.

         We have invested a total of $415 million in 37 Residence Inn by Marriott(R) hotels which have 4,695 suites, including one hotel purchased in March 2001. For 2000, the occupancy, ADR and REVPAR for our 31 Residence Inn by Marriott(R) hotels which were open for a full year as of January 1, 2000, were as follows:

                     HPT RESIDENCE INN BY MARRIOTT(R) HOTELS

                     Occupancy...........................  83.3%
                     ADR ................................$103.36
                     REVPAR.............................. $86.10


         Wyndham(R) Hotels Twelve of our hotels are Wyndham(R) hotels, including the Wyndham(R) and Wyndham Garden(R) brands. Wyndham Garden(R) hotels are upscale, mid-sized, full service hotels located primarily near suburban business centers and airports, and are designed to attract business travelers and small business groups. Each of our Wyndham(R) hotels contains between 140 and 381 rooms. Amenities and services include large desks, room service and access to 24-hour telecopy and mail/package service. The 1,500 to 5,000 square feet of meeting facilities at Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Our 381 room Wyndham(R) hotel in Salt Lake City contains nearly 15,000 square feet of meeting space. Most Wyndham(R) hotels also feature a lobby lounge, a swimming pool, exercise facilities, and one or more restaurants. According to Wyndham, as of December 2000 there were 32 Wyndham Garden(R) and 67 Wyndham(R) hotels open and operating in the United States.

         The 12 Wyndham(R) and Wyndham Garden(R) hotels owned by us represent a total investment of $183 million and contain 2,321 rooms. For 2000, these hotels had occupancy, ADR and REVPAR as follows:

                              HPT WYNDHAM(R) HOTELS

                     Occupancy...........................  72.4%
                     ADR ................................ $91.88
                     REVPAR.............................. $66.52


         Summerfield Suites by Wyndham(R) hotels are upscale, all suite extended stay hotels which offer guests separate living and sleeping areas, full kitchens, large work areas, complimentary breakfasts and evening social hours. Private voice mail, video players, on site convenience stores and "room service" contracted from area restaurants also are generally available. In addition, Summerfield Suites by Wyndham(R) offers "signature" two bedroom, two bathroom suites designed for equal-status business travelers in training classes or attending meetings and for families. According to Wyndham, there were 38 Summerfield Suites by Wyndham(R) open and operating in the United States as of December 2000.

         We have invested a total of $240 million in 15 Summerfield Suites by Wyndham(R) hotels which contain 1,822 suites (2,766 rooms). For 2000, these hotels had occupancy, ADR and REVPAR as follows:

                   HPT SUMMERFIELD SUITES BY WYNDHAM(R) HOTELS

                     Occupancy...........................   82.3%
                     ADR ................................ $126.86
                     REVPAR.............................. $104.41

         AmeriSuites(R) During 2000 our 24 Sumner Suites(R) hotels began operating as AmeriSuites(R) hotels, after their leaseholds were acquired by Prime Hospitality Corp. AmeriSuites(R) hotels are all suite hotels designed to attract value-oriented business travelers. AmeriSuites(R) hotels compete in the all suite segment of the lodging industry with such brands as Embassy Suites(R), SpringHill Suites(R) and Hampton Inn & Suites(R). Each AmeriSuites(R) guest room offers an efficient space for working which includes two phones with data ports and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each AmeriSuites(R) hotel has a lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all AmeriSuites(R) hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. AmeriSuites(R) hotels are generally high-rise hotels of six or seven stories and are of masonry construction. According to Prime Hospitality, there were 134 AmeriSuites(R) hotels open and operating across the United States as of December 31, 2000.

         We have invested $243 million in our 24 AmeriSuites(R) hotels which include 2,929 guest suites. The conversion of these hotels to AmeriSuites(R) in 2000 was completed by Prime in November 2000 at no cost to us. Excluding four hotels which were not open for a full year as of January 1, 2000, the occupancy, ADR and REVPAR for these hotels in 2000 were as follows:

                            HPT AMERISUITES(R) HOTELS

                     Occupancy...........................  59.5%
                     ADR ................................ $76.57
                     REVPAR.............................. $45.56

         Candlewood Suites(R) hotels are mid-priced extended stay hotels which offer studio and one bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites(R) hotels compete in the mid-priced extended stay segment of the lodging industry against such other brands as Sierra Suites(R), TownePlace Suites by Marriott(R) and MainStay Suites(R). Each Candlewood Suites(R) suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa, recliner, 25-inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood Suites(R) suite contains a king size bed. Other amenities offered at each Candlewood Suites(R) hotel include a fitness center, free guest laundry facilities, and a Candlewood Cupboard(R) area where guests can purchase light meals, snacks and other refreshments. According to Candlewood, there were 89 Candlewood Suites(R) hotels open and operating across the United States as of December 2000.

         We have invested $261 million in 34 Candlewood Suites(R) hotels which include 3,892 suites. For 2000, these hotels had occupancy, ADR and REVPAR as follows:

                         HPT CANDLEWOOD SUITES(R) HOTELS

                     Occupancy...........................  78.0%
                     ADR ................................ $56.16
                     REVPAR.............................. $43.80

         Homestead Studio Suites(R) hotels are extended stay hotels designed for value-oriented business travelers. Each Homestead Studio Suites(R) room features a kitchen with a full-size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well-lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service and personalized voice-mail are also available to guests. On-site laundry and other personal care items are available. Housekeeping services are provided on a twice-weekly basis. According to Homestead, there were 136 Homestead Studio Suites(R) hotels open as of December 2000.

         We have invested $145 million in 18 Homestead Studio Suites(R) hotels with a total of 2,399 rooms. For 2000, these hotels had occupancy, ADR and REVPAR as follows:

                      HPT HOMESTEAD STUDIO SUITES(R) HOTELS

                     Occupancy...........................  79.7%
                     ADR ................................ $50.67
                     REVPAR.............................. $40.38

         TownePlace Suites(R) are extended-stay hotels offering studio, one bedroom and two-bedroom suites for business and family travelers. TownePlace Suites(R) compete in the mid-priced extended-stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, data lines, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were 84 TownePlace Suites(R) open as of December 2000.

         We have invested in 11 TownePlace Suites which include 1,196 rooms for $90 million. For 2000, the occupancy, ADR and REVPAR for our five TownePlace Suites(R) which were open for a full year as of January 1, 2000, were as follows:

                         HPT TOWNEPLACE SUITES(R) HOTELS

                     Occupancy...........................  73.7%
                     ADR ................................ $57.22
                     REVPAR.............................. $42.17

         The Marriott St. Louis Airport hotel is a 601 room hotel located in Missouri on approximately 12 acres of land at the I-70 exit for Lambert International Airport, across the street from the airport entrance. The hotel has two nine floor towers and three low rise buildings which create a courtyard for the hotel's pool and gardens. The property includes 20 meeting rooms totaling approximately 18,000 square feet of space, three restaurants and a concierge floor. Included in the 601 rooms are 77 Rooms That Work(R), which are rooms specifically designed by Marriott for the business traveler. The property has been operated as a Marriott hotel since it opened.

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

         SpringHill Suites(R) are value focused suites for business and family travelers. SpringHill Suites(R) compete in the mid-priced all-suite segment of the lodging industry. Each suite offers separate sleeping and living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull-out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones with data port and voice mail, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were over 61 SpringHill Suites(R) open as of December 2000. We have invested in one SpringHill Suites(R) which is a 150 room hotel located in Nashville, Tennessee. This hotel opened at the beginning of 2000.

                            PRINCIPAL LEASE FEATURES

         As of December 31, 2000, all of HPT's hotels are leased to unrelated third-party tenants. Each hotel we own is leased as part of a combination of hotels, as described below. The principal features of the leases for our 224 hotels are as follows:

o Minimum rent. All of our leases require minimum annual rent equal to between 10% and 12% of our investment in our hotels.

o Percentage rent. All of our leases require percentage rent equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts.

o        Long term leases.  All of the leases for our hotels  expire after 2010.
         The weighted average lease term remaining for our hotels as of December 31, 2000, is 13.4 years.

o        Pooled  leases.  Each of our hotels is part of a combination of hotels.
         The tenant's lease obligations with respect to each hotel in a combination are subject to cross default with the lease obligations with respect to all the other hotels in the same combination. The smallest combination includes 12 hotels with 2,321 rooms in which we have invested $183 million; the largest combination includes 53 hotels with 7,610 rooms in which we have invested $512 million.

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

o FF&E Reserves. All of our leases require the tenants to deposit 5-6% of gross hotel revenues into escrow to fund periodic renovations (the "FF&E Reserve"). For hotels which were open for at least one year prior to 2000 (200 hotels) the FF&E Reserve contributions in 2000 averaged $1,363 per room.

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

o Rent coverage. We define rent coverage as combined gross hotel revenues minus all expenses which are not subordinated to rent and the required FF&E Reserve contributions divided by the aggregate rent due to us. During 2000, the 200 HPT hotels which had been open at least one year at the beginning of 2000 had average rent coverage of approximately
         1.39 times. All of our hotels, including 22 which opened in 1999 or 2000, had average rent coverage of approximately 1.34 times in 2000. We believe that these are the highest rent coverage ratios among all public hotel REITs.

         At December 31, 2000, 10 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 35 years, and the ground lessors are unrelated to the sellers and to us.

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

                        INVESTMENT AND OPERATING POLICIES

         In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2000, we own no mortgages or joint venture interests.

         We provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business. Many other public hotel REITs seek to control the operations of hotels in which they invest and generally design their affiliated leases to capture substantially all net operating revenues from their hotels as rent. Our leases are designed so that net operating revenues from our hotels exceed rents by considerable coverage margins. We believe that these differences in operating philosophy afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

         Our investment objectives include increasing per share distributions and cash available for distribution ("CAD") from dependable and diverse resources. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase CAD per share because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum base return and provide an opportunity to participate in a percentage of operating growth at our hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our CAD is received from diverse properties and operators.

         Our day-to-day operations are conducted by REIT Management & Research, Inc. ("RMR"), our investment advisor. RMR originates and presents investment opportunities to our Board of Trustees.

         As a REIT, generally, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. Our leases require the lessee to pay all operating expenses, including taxes, insurance and capital reserves and to pay to us minimum rents plus percentage rents based upon increases in gross revenues at the hotels. As described elsewhere in this Form 10-K, tax law changes effective January 1, 2001, enable us to contract with third parties for the operation of our owned hotels without the need for a third party tenant. We expect that we may enter new or revise existing hotel operating leases to accommodate our hotel operators, but we currently expect to do so only to the extent the new arrangements are reasonably consistent with the investment and operating policies enumerated above.

                              ACQUISITION POLICIES

         We intend to pursue growth through the acquisition of additional hotels. Generally, we prefer to purchase multiple hotels in one transaction because we believe a single operating agreement, cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified lessee/operator; (iv) the design and physical condition of the hotel; (v) the estimated replacement cost and proposed acquisition price of the hotel; (vi) the price segment in which the hotel is operated; (vii) the reputation of the particular hotel management organization, if any, with which the hotel is or may become affiliated; (viii) the age of the hotel; (ix) the level of services and amenities offered at the hotel; and (x) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel's market and the existence of barriers to entry within that market, including site availability, zoning restrictions and financing constraints. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select qualified and experienced hotel operators. We intend to continue to select hotels for acquisition which will enhance the diversity of our portfolio in respect to location, brand name, and lessee/operator.

                              DISPOSITION POLICIES

         We have no current intention to dispose of any hotels, although we may do so. We currently anticipate that disposition decisions, if any, will be based on factors such as the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale prices; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) the existence of alternative sources, uses or needs for capital; and (v) the maintenance of our qualification as a REIT.

                               FINANCING POLICIES

         We currently intend to employ conservative financing policies in pursuit of our growth strategies. Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, we currently intend to pursue our growth strategies while maintaining a capital structure under which our debt will not exceed 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total capitalization accordingly.

         Our Board of Trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through additional equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. None of our properties are encumbered by mortgages. To the extent that the Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis (or a secured basis, subject to limitations which may be present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated special purpose entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

         Investment Advisor. We have an agreement with RMR under which RMR provides investment and administrative services to us. RMR is a Delaware corporation owned by Barry M. Portnoy and Gerard M. Martin, who are our Managing Trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts, 02458; and its telephone number is (617) 928-1300. RMR acts as the investment advisor to HRPT Properties Trust (NYSE:HRP), the holder of 4,000,000 of our common shares and Senior Housing Properties Trust (NYSE: SNH) and has other business interests. The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David
J. Hegarty, President; John G. Murray, Executive Vice President; Jennifer B. Clark, Vice President; David M. Lepore, Vice President; John A. Mannix, Vice President; Thomas M. O'Brien, Vice President; Evrett W. Benton, Vice President; and John C. Popeo, Treasurer. Mr. Murray and Mr. O'Brien are also officers of ours.

         Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR pursuant to our advisory agreement and by our Managing Trustees and officers. As of March 21, 2001, RMR had approximately 195 full-time employees.

         Competition. The hotel industry is highly competitive. Each of our hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy rates and daily rates at our hotels located in that area. Agreements with the operators of our hotels restrict the right of each operator and its affiliates for a limited period of time to own, build, operate, franchise or manage any other hotel of the same brand within various specified areas around our hotels. Under these agreements neither the operators nor their affiliates are restricted from operating other brands of hotels in the market areas of any of our hotels, and after such limited period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

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

                        FEDERAL INCOME TAX CONSIDERATIONS

         The following summary of federal income tax consequences is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under the federal income tax law, for example if you are:

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

         Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" for federal income tax purposes is:

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

Taxation as a REIT

         We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1995. Our REIT election, assuming continuing compliance with the qualification tests summarized below, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

         As a REIT, we generally will not be subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally will be includable in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends will be eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally will be treated for federal income tax purposes as a return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits will generally be allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2000 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a domestic corporation, and our shareholders will be taxed like shareholders of ordinary corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify for taxation as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal income taxes on the amount distributed. However, even if we qualify for federal income taxation as a REIT, we may be subject to federal tax in the following circumstances:

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

o As explained below, effective for our taxable year 2001 and thereafter, we are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary of ours will be taxed on its net income as a C corporation that is separate from us, and will be subject to limitations on the deductibility of interest expense paid to us. If it is determined that transactions between and among us, our tenants, and our taxable REIT subsidiaries are not at arm's length we will be subject to a 100% tax on redetermined rents, deductions and excess interest expense.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax except to the extent of taxes due on "taxable REIT subsidiary" income, if any, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify or elect not to qualify as a REIT in any taxable year, then we will be subject to federal tax in the same manner as an ordinary corporation. Any distributions to our shareholders in a year in which we fail to qualify as a REIT will not be deductible by us, nor will these distributions be required under the Internal Revenue Code. In that event, to the extent of our current and accumulated earnings and profits, any distributions to our shareholders will be taxable as ordinary dividend income and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 2000, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

         By reason of condition (6) above, we will fail to qualify as a REIT for a taxable year if at any time during the last half of the year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as satisfying condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

         For purposes of condition (6) above, REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than

50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends received from the REIT.

         Our Wholly-Owned Subsidiaries and Our Investments through Partnerships. Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation for federal tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

         We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Taxable REIT Subsidiaries. Effective for taxable year 2001 and thereafter, we are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

         (1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares,

         (2)      join with us in making a taxable REIT subsidiary election,

         (3) not directly or indirectly operate or manage a lodging facility or a health care facility, and

         (4) not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility.

In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries, if any, have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

         Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can undertake third-party management and development activities and activities not related to real estate. Finally, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a taxable REIT subsidiary, so long as the taxable REIT subsidiary hires an eligible independent contractor to operate the facility, all as described in more detail below.

         Restrictions are imposed on taxable REIT subsidiaries so as to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

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

o Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares that could result in disqualification as a REIT under the Internal Revenue Code and permits our trustees to repurchase the shares to the extent necessary to maintain our status as a REIT under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent REIT status under the Internal Revenue Code from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

o For our 2001 taxable year and thereafter, there is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

o For our 2001 taxable year and thereafter, there is a second exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant. For this second exception to apply, a real property interest in a "qualified lodging facility" must be leased by the REIT to its taxable REIT subsidiary, and the facility must be operated on behalf of the taxable REIT subsidiary by a person who is an "eligible independent contractor." Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities. An eligible independent contractor with respect to a qualified lodging facility is defined as an independent contractor if, at the time the contractor enters into the agreement with the taxable REIT subsidiary to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the taxable REIT subsidiary or its affiliated REIT. For these purposes, an otherwise qualifying independent contractor is not disqualified from that status on account of the taxable REIT subsidiary bearing the expenses for the operation of the qualified lodging facility, the taxable REIT subsidiary receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the independent contractor, or the REIT receiving income from the independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property. Also, as explained above, we will be subject to a 100% excise tax if the IRS successfully asserts that the rents paid by our taxable REIT subsidiary to us exceed an arm's length rental rate. We have not yet leased hotels to a taxable REIT subsidiary, but we may do so in the future and expect at that time to take steps reasonably practicable to ensure compliance with the applicable requirements. Also, although there can be no assurance in this regard, we expect that any future rental arrangements between us and our taxable REIT subsidiaries will not be subject to the 100% excise tax.

o In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as rents from real property; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio will be determined by reference to fair market values rather than tax bases.

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code.

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

         Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

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

         If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year under certain relief provisions. Even if these relief provisions did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

         Asset Tests. At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

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

o Of the investments included in the preceding 25% asset class, the value of any one issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

o For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

         Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

         (A) the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

         (B) the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

Prior to our 2001 taxable year, the preceding 90% percentages were 95%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and if the dividend is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

         If we do not have enough cash or other liquid assets to meet the 95% or 90% distribution requirements, we may find it necessary to arrange for new debt or equity financing or sell properties to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

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

Depreciation and Federal Income Tax Treatment of Leases

         Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 9 years. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

         We will be entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property. While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

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

Taxation of U.S. Shareholders

         As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

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

         In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

         A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or the lower rate that may be specified by a tax treaty if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

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

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% generally applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Generally effective with respect to distributions paid after December 31, 2000, new Treasury regulations alter the information reporting and backup withholding rules applicable to non-U.S. shareholders and provide presumptions under which a non-U.S. shareholder is subject to backup withholding and information reporting until we or the applicable withholding agent receives certification from the shareholder of its non-U.S. shareholder status. In some instances, these certification requirements are more burdensome than those applicable under prior Treasury regulations. These new Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These new Treasury regulations encourage non-U.S. shareholders and withholding agents to use the new IRS Forms W-8 series, rather than the predecessor IRS Forms W-8, 1001, and 4224, and require use of the IRS Forms W-8 series for payments made after December 31, 2000.

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

If the U.S. shareholder does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

         You should recognize that our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions either directly or indirectly affecting us and our shareholders. Revisions in federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to state or local taxation in various state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above. For example, if a state has not updated its REIT taxation provisions to permit taxable REIT subsidiaries, then our use of a taxable REIT subsidiary may disqualify us from favorable taxation as a REIT in that state.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters

         Our common  shares are traded on the New York Stock  Exchange  (symbol:
HPT). The following table sets forth for the periods indicated the high and low closing sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports.

    1999                                     High                       Low

First Quarter                             $   27.56                $   25.50
Second Quarter                            $   29.63                $   26.56
Third Quarter                             $   27.81                $   22.19
Fourth Quarter                            $   22.88                $   18.00

    2000                                     High                       Low

First Quarter                             $   21.13                $   18.56
Second Quarter                            $   24.94                $   20.38
Third Quarter                             $   25.25                $   23.25
Fourth Quarter                            $   23.25                $   20.56


         The closing price of the common shares on the New York Stock Exchange on March 21, 2001, was $26.38 per share.

         As of March 21, 2001, there were approximately 1,187 shareholders of record, and we estimate that as of such date there was in excess of 66,285 beneficial owners of the common shares.

         Information  about   distributions  paid  to  common   shareholders  is
summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

                                           Common                  Annualized
                                        Distribution                 Common
                                         Per Share             Distribution Rate

         1999
First Quarter                              $0.68                       $2.72
Second Quarter                             $0.69                       $2.76
Third Quarter                              $0.69                       $2.76
Fourth Quarter                             $0.69                       $2.76

         2000
First Quarter                              $0.69                       $2.76
Second Quarter                             $0.69                       $2.76
Third Quarter                              $0.70                       $2.80
Fourth Quarter                             $0.70                       $2.80

     All common distributions shown in table above have been paid. We intend to continue to declare and pay future common share distributions on a quarterly basis.

     In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make annual distributions to shareholders of at least 95% (90% beginning in our 2001 taxable year) of our taxable income. Distributions are made at the discretion of the Board of Trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and such other factors as the Board of Trustees deems relevant. We intend to distribute substantially all of our "real estate investment trust taxable income" to our shareholders.

     As previously reported on Form 8-K dated June 30, 2000, pursuant to our incentive share award plan, in May 2000 our three independent trustees each received a grant of 300 of our common shares, valued at $23.1875 per share, the closing price of the common shares on the New York Stock Exchange on May 16, 2000. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the five years ended December 31, 2000.

                                                                     Year ended December 31,
                                                2000           1999           1998            1997            1996
                                           --------------- -------------- -------------- ---------------- --------------
                                                              (In thousands, except per share data)
Operating Data:
    Revenues:
       Rental income.....................  $   234,377     $   212,669    $   157,223    $     98,561       $  69,514
       FF&E reserve income...............       25,753          20,931         16,108          14,643          12,169
       Interest income...................        2,893           3,618          1,630             928             946
                                            ----------      ----------    -----------    ------------       ---------
           Total revenues................      263,023         237,218        174,961         114,132          82,629

    Expenses:
       Interest..........................       37,682          37,352         21,751          15,534           5,646
       Depreciation and amortization.....       84,303          74,707         54,757          31,949          20,398
       Terminated acquisition costs......           --              --             --             713              --
       General and administrative........       14,767          13,230         10,471           6,783           4,921
                                            ----------      ----------    -----------    ------------       ---------
           Total expenses................      136,752         125,289         86,979          54,979          30,965
                                            ----------      ----------    -----------    ------------       ---------
       Income before extraordinary item..      126,271         111,929         87,982          59,153          51,664
       Extraordinary loss from
            extinguishment of debt.......           --              --          6,641              --              --
                                            ----------      ----------    -----------    ------------       ---------
    Net income...........................      126,271         111,929         81,341          59,153          51,664
    Preferred distributions..............        7,125           5,106             --              --              --
                                            ----------      ----------    -----------    ------------       ---------
    Net income available for common
             shareholders................   $  119,146      $  106,823    $    81,341    $     59,153       $  51,664
                                            ==========      ==========    ===========    ============       =========

Per Common Share Data:
    Income before extraordinary item.....        $2.24           $2.13          $2.08          $2.15            $2.23
    Net income...........................        $2.24           $2.13          $1.92          $2.15            $2.23
    Net income available for common
             shareholders................        $2.11           $2.03          $1.92          $2.15            $2.23
    Weighted average common shares
             outstanding................        56,466          52,566         42,317         27,530           23,170

Balance Sheet Data (as of December 31):
    Real estate properties, net..........   $2,157,487      $2,082,999     $1,774,811      $1,207,868        $816,469
    Total assets.........................    2,220,909       2,194,852      1,837,638       1,313,256         871,603
    Debt, net of discount................      464,748         414,780        414,753         125,000         125,000
    Shareholders' equity.................    1,482,940       1,519,715      1,173,857       1,007,893         645,208

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion should be read in conjunction with the financial statements and the notes thereto included elsewhere herein.

Results of Operations

Year Ended December 31, 2000 versus Year Ended December 31, 1999

         Total revenues in 2000 were $263.0 million versus 1999 total revenues of $237.2 million. Total revenues were comprised principally of minimum rent of $228.7 million, percentage rent of $5.7 million and FF&E reserve income of $25.8 million in 2000 versus $209.0 million, $3.7 million and $20.9 million, respectively, in the 1999 period. The 9.4% increase in minimum rent revenue reflects the full year impact of 40 hotels acquired in 1999 and the partial impact of 12 hotels acquired during 2000. The increases in percentage rent revenue of 54.0% and FF&E reserve income of 23.0% result from the impact of additional hotels purchased as well as increased gross hotel revenues at our hotels. Interest income in 2000 was $2.9 million versus 1999 interest income of $3.6 million. The decrease is primarily due to a decrease in the average balance of cash offset somewhat by higher interest rates in 2000 versus 1999.

         Total expenses in 2000 were $136.8 million versus $125.3 million in 1999. The 9.1% increase is primarily the result of increases in depreciation and amortization, and general and administrative expenses. The increase in depreciation and amortization was $9.6 million, or 12.8%, and general and administrative expenses increased $1.5 million, or 11.6%. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments during 1999 and 2000. Interest expense in 2000 increased $0.3 million, or less than 0.1%.

         Net income available for common shareholders in 2000 was $119.1 million, or $2.11 per common share versus $106.8 million, or $2.03 per common share in 1999. The increase in net income available for common shareholders is primarily a result of an increase in revenue from new investments.

         Funds from operations, or FFO, is net income available for common shareholders before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into FF&E Reserve escrows by our tenants which are not included in our revenue, but which are restricted for use at our hotels. Cash available for distribution, or CAD, is FFO less all FF&E Reserve deposits plus amortization of deferred financing costs and other non-cash charges. FFO and CAD in 2000 were $218.7 million, or $3.87 per common share and $180.8 million, or $3.20 per common share, respectively. FFO and CAD in 1999 were $194.6 million, or $3.70 per common share and $163.3 million, or $3.11 per share, respectively, in 1999. Growth in FFO and CAD is primarily related to the effects of acquisitions in 1999 and 2000 and increased percentage rents offset by decreased interest income and increased preferred dividends. Growth in FFO per share, and CAD per share is due primarily to the effect of acquisitions in 1999 and 2000, and increases in percentage rents, offset somewhat by decreased interest income and increased dividends on preferred shares and an increase in the weighted average number of common shares.

         FFO and CAD do not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow provided by (used for) operating, investing and financing activities was $188.3 million, ($123.2 million), and ($114.1 million), respectively for the year ended December 31, 2000. Cash flow from operations in 2000 increased 9.7% from $171.6 million in 1999 primarily due to the impact of new investments in 1999 and 2000. Cash used in investing activities decreased in 2000 over 1999 levels primarily because of investments in 12 hotels in 2000 versus 40 hotels in 1999. Cash was used in financing activities in 2000 versus 1999, during which cash was provided by financing activities primarily because of our equity issuance in 1999; we issued no equity in 2000.

         Our total assets increased to $2,221 million as of December 31, 2000, from $2,195 million as of December 31, 1999. The increase resulted primarily from hotel acquisitions completed in 2000 offset in part by the impact of depreciation expense accumulated on net real estate during the year.

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

         Total expenses in 1999 were $125.3 million versus $87.0 million in 1998. The 44.0% increase is the result of increases in depreciation and amortization, interest and general and administrative expenses. The increase in depreciation and amortization was $20.0 million, or 36.4%, interest increased $15.6 million, or 71.7%, and general and administrative expenses increased $2.8 million, or 26.3%. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments since January 1, 1998. Interest expense in 1999 increased primarily as a result of an increase in the average daily balance of indebtedness outstanding. This increase in average daily balance was due to three 1998 issuances totaling $415 million of senior debt and borrowings under our revolving credit facility.

         Net income available for common shareholders in 1999 was $106.8 million, or $2.03 per common share versus $81.3 million, or $1.92 per common share in 1998. The increase in net income available for common shareholders is primarily a result of an increase in revenue from new investments and the 1998 extraordinary loss of $6.6 million recognized from the early extinguishment of debt, offset by preferred distributions paid in 1999.

         Funds from operations, or FFO, is net income available for common shareholders before extraordinary and non-recurring items plus depreciation and amortization of real estate assets plus those deposits made into FF&E Reserve escrows by our tenants which are not included in HPT's revenue, but which are restricted for use at HPT hotels. Cash available for distribution, or CAD, is FFO less all FF&E Reserve deposits plus amortization of deferred financing costs and other non-cash charges. FFO and CAD in 1999 were $194.6 million, or $3.70 per common share and $163.3 million, or $3.11 per common share, respectively. FFO and CAD were $152.8 million, or $3.61 per common share, and $130.3 million, or $3.08 per share, respectively, in 1998. Growth in FFO and CAD is primarily related to the effects of acquisitions in 1998 and 1999.

         FFO and CAD do not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow provided by (used for) operating, investing and financing activities was $171.6 million, ($325.0 million), and $202.3 million, respectively, for the year ended December 31, 1999. Cash flow from operations in 1999 increased 27.7% from $134.4 million in 1998 primarily due to the impact of new investments in 1998 and 1999. Cash used in investing activities and provided by financing activities decreased in 1999 over 1998 levels primarily because of investments in 40 hotels in 1999 versus 51 hotels in 1998.

         Our total assets increased to $2,195 million as of December 31, 1999, from $1,838 million as of December 31, 1998. The increase resulted primarily from hotel acquisitions completed in 1999 offset in part by the impact of depreciation accumulated on net real estate during the year.

Liquidity and Capital Resources

         In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we have entered into a revolving credit facility with a group of commercial banks. The credit facility is for up to $300 million, all of which was available at December 31, 2000. Drawings under the credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. The credit facility matures in March 2002. Interest on borrowings under the credit facility are payable at a spread above LIBOR.

         In the second quarter of 2000 we issued 9.125% unsecured senior notes due 2010 with a face value of $50.0 million, raising net proceeds of $49.6 million. In the second quarter of 1999, we issued 3.0 million shares of 9.5% Series A Cumulative Redeemable Preferred Shares raising gross proceeds of $75.0 million, net proceeds of $72.2 million. Also in the second quarter of 1999, we issued 10.8 million common shares of beneficial interest, raising gross proceeds of $289.9 million, net proceeds of $274.7 million. The net proceeds of these offerings were used to repay all amounts outstanding under our revolving credit facility, acquire hotels and for general business purposes.

         At December 31, 2000, we had cash and cash equivalents of $24.6 million and the ability to draw up to the full amount, or $300.0 million, under our credit facility. At December 31, 2000, we had commitments to purchase two hotels for an aggregate of $55.4 million. These hotels were purchased during the first quarter of 2001 with a combination of cash on hand and borrowings on our credit facility.

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

         We have no debt which matures in the next twelve months and no principal or sinking-fund payments in the next twelve months. Our credit facility matures in 2002. To the extent we borrow on the credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore various alternatives for the repayment of amounts due or replacement of such credit facility or term debt with alternative facilities.

         Such alternatives in the short-term and long-term may include incurring additional long term debt and/or issuing new equity securities. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission, or SEC. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the SEC. We have $961.9 million available on our shelf registration statement as of December 31, 2000.

         Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing in the future, including investment grade debt or equity securities offerings, with which to finance future acquisitions and payment of our debt and other obligations.

Property Leases

         As of March 21, 2001 we owned 224 hotels which are grouped into eleven combinations and leased to separate affiliates of publicly owned hotel companies including Marriott International, Inc., Host Marriott Corporation, Crestline Capital Corporation, Wyndham International, Inc., Prime Hospitality Corp., Candlewood Hotel Company and Security Capital Group, Inc. The tables on the following pages summarize the key terms of our leases and the operating results of our hotels including average occupancy, average daily rates, or ADR and revenue per available room, or RevPAR.

-------------------- -------------------- --------------------- --------------------- -------------------- --------------------
                                                                 Residence Inn by       Residence Inn by     Marriott(R)/Residence
                         Courtyard by       Residence Inn by   Marriott(R)/Courtyard  Marriott(R)/Courtyard   Inn by Marriott(R)/
Lease Pool                Marriott(R)          Marriott(R)         by Marriott(R)   by Marriott(R)/Towneplace    Courtyard by
                                                                                       Suites by Marriott(R)      Marriott(R)/
                                                                                       /SpringHill Suites      TownePlace Suites
                                                                                         by Marriott(R)(1)      by Marriott(R)
-------------------- -------------------- --------------------- --------------------- -------------------- --------------------
Number of Hotels             53                    18                    14                    19                  17

Number of Rooms             7,610                2,178                 1,819                  2,756               2,663

Number of States             24                    14                    7                     14                   7

Tenant               Subsidiary of Host    Subsidiary of Host      Subsidiary of          Subsidiary of       Subsidiary of
                        Subleased to          Subleased to            Marriott            Crestline(1)          Marriott
                        Subsidiary of        Subsidiary of
                          Crestline            Crestline

Manager                 Subsidiary of        Subsidiary of         Subsidiary of          Subsidiary of       Subsidiary of
                          Marriott              Marriott              Marriott              Marriott            Marriott

Investment at
December 31, 2000
(000s)                    $512,025              $175,836              $148,812              $218,815            $203,643

Security Deposit
(000s)                     $50,540              $17,220               $14,881                $22,552             $21,322

End of Initial
Lease Term                  2012                  2010                  2014                  2015                2013

Renewal Options (2)  3 for 12 years each    1 for 10 years,       1 for 12 years,        2 for 10 years    2 for 10 years each
                                          2 for 15 years each     1 for 10 years              each

Current Annual
Minimum Rent (000s)        $51,202              $17,584               $14,881                $22,552             $21,322

Percentage Rent (3)         5.0%                  7.5%                  7.0%                  7.0%                7.0%

Number of
Comparable Hotels
(4)                          53                    18                    14                     9                   7

2000 (4): Occupancy        80.1%                 83.8%                 81.0%                  79.3%              75.5%
          ADR              $99.85               $105.09                $89.68                $108.29             $85.86
          RevPAR           $79.98                $88.07                $72.64                 $85.87             $64.82

1999 (4): Occupancy        80.4%                 83.0%                 81.8%                  77.0%              70.4%
          ADR              $93.97               $100.96                $86.97                $101.28             $83.20
          RevPAR           $75.55                $83.80                $71.14                 $77.99             $58.57
-------------------- -------------------- --------------------- --------------------- -------------------- --------------------

(1)  During  2000 this  lease was  expanded  to 19 hotels  from  nine at of the end of 1999,  extended  three  years to 2015 and a subsidiary of Crestline  replaced a subsidiary of Marriott as tenant.  As of December 31, 2000, we owned 17 of the 19 hotels;
     we purchased the remaining two in 2001.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides for payment to HPT as  additional  rent of a percentage of increases in total hotel sales over base year levels.

(4)  Includes only hotels open for at least a full year as of January 1, 2000.

--------------------- --------------- --------------- --------------- -------------- --------------- ---------------
                                       Summerfield
                                        Suites by                      Candlewood      Candlewood      Homestead
Lease Pool            Wyndham(R)         Wyndham(R)    AmeriSuites(R)    Suites(R)      Suites(R)    Studio Suites(R)
--------------------- --------------- --------------- --------------- -------------- --------------- ---------------
Number of Hotels            12              15              24             17              17              18

Number of Rooms           2,321           1,822           2,929           1,839          2,053           2,399

Number of States            8               8               13             14              14              5

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         Prime(1)      Candlewood      Candlewood       Security
                                                                                                     Capital Group

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of
                         Wyndham         Wyndham         Prime(1)      Candlewood      Candlewood       Security
                                                                                                     Capital Group

Investment at
December 31, 2000
(000s)                   $182,570        $240,000        $243,350       $118,500        $142,400        $145,000

Security Deposit
(000s)                   $18,325         $15,000         $25,575         $12,081        $14,253         $15,960

End of Initial
Lease Term                 2014            2017          2013(1)          2011            2011            2015

Renewal Options (2)      4 for 12        4 for 12        3 for 15       3 for 15        3 for 15        2 for 15
                        years each      years each      years each     years each      years each      years each

Current Annual
Minimum Rent (000s)      $18,325         $25,000         $25,575         $12,081        $14,253         $15,960

Percentage Rent (3)        8.0%            7.5%            8.0%           10.0%          10.0%           10.0%

Number of
Comparable Hotels
(4)                         12              15              20             17              17              18

2000 (4): Occupancy       72.4%           82.3%          59.5%(5)         78.3%          77.8%           79.7%
          ADR             $91.88         $126.86        $76.57(5)        $55.01          $57.21          $50.67
          RevPAR          $66.52         $104.41        $45.56(5)        $43.07          $44.51          $40.39

1999 (4): Occupancy       70.0%           81.3%          58.6%(5)         68.7%          70.2%           75.5%(6)
          ADR             $95.60         $120.99        $78.24(5)        $58.35          $59.05          $51.04(6)
          RevPAR          $66.92          $98.36        $45.85(5)        $40.09          $41.45          $38.54(6)
--------------------- --------------- --------------- --------------- -------------- --------------- ---------------

(1)  During 2000 this lease was assigned to a subsidiary of Prime Hospitality Corp. and extended two years to 2013.

(2)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(3)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(4)  Represents only hotels open for at least a full year as of January 1, 2000.

(5)  Includes the 20 hotels in this lease pool which were open for at least one year prior to January 1, 2000, and information for periods in 2000 and 1999 prior to our acquisition of certain properties.

(6)  Includes information for periods prior to the acquisition of these properties by us in 1999.

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

Certain Considerations

         The discussion and analysis of our financial condition and results of operations requires us to make certain estimates and assumptions and contains certain statements of our beliefs, intentions or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets, the ability of our operators to pay rent, remain competitive or improve hotel operating revenues or results, our ability to make distributions, our tax status as a "real estate investment trust," the ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes to federal, state and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable and prudent at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 1999. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At December 31, 2000, our total outstanding debt consisted of four issues of fixed rate, senior unsecured notes:

                                                     Annual
                                                    Interest
          Principal Balance        Coupon           Payments                Maturity      Interest Payments Due
          -----------------        ------           --------                --------      ---------------------
             $115 million          8.250 %         $9.5 million               2005            Monthly
             $150 million          7.000 %        $10.5 million               2008            Semi-Annually
             $150 million          8.500 %        $12.8 million               2009            Monthly
              $50 million          9.125 %         $4.6 million               2010            Semi-Annually
            -------------                        --------------
             $465 million                         $37.4 million

         No principal repayments are due under these notes until maturity. Because interest on all of our outstanding debt at December 31, 2000, is at fixed rates, changes in interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3.7 million. Based on the balances outstanding as of December 31, 2000, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $19.2 million.

         Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. Our $115 million 8.25% monthly notes due 2005 are callable by us at par any time after November 15, 2001. Our $150 million 8.5% monthly pay notes due 2009 are callable by us at par any time after December 15, 2002. In other cases we are allowed to make prepayments only at a premium to face value. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

         Our revolving credit facility bears interest at floating rates and matures in 2002. As of December 31, 2000, there was zero outstanding and $300 million was available for drawing under our revolving credit facility. Our revolving credit facility is available to finance acquisitions and for general business purposes. Repayments under the revolving credit facility may be made at any time without penalty.

         Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. The interest rate market which has an impact upon us is the U.S. dollar interest rate market for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.


Item 8. Financial Statements and Supplementary Data

       Our financial statements and financial statement schedule begin on Page F-1 (see index in Item 14(a)).

       One of our tenants, HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, leases 53 hotels from us which represent 22% of our investments, at cost. During 1999, with our consent, HMH HPT Courtyard LLC began to sublease these 53 properties to CCMH Courtyard I LLC, a subsidiary of Crestline Capital Corporation. The financial statements for HMH HPT Courtyard LLC as of December 31, 2000, and December 31, 1999, and for the three fiscal years ended December 31, 2000, begin on page F-15. The financial statements of CCMH Courtyard I LLC as of December 31, 2000, and for the year ended December 31, 2000, begin on page F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

  The information in Part III (Items, 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Index to Financial Statements and Financial Statement Schedules

         The following audited consolidated financial statements and schedule of
Hospitality Properties Trust are included herein on the pages indicated:
                                                                                         Page
    Report of Independent Public Accountants..........................................    F-1

    Consolidated Balance Sheet as of December 31, 2000 and 1999.......................    F-2

    Consolidated Statement of Income for the three years ended December 31, 2000......    F-3

    Consolidated Statement of Shareholders' Equity for the three years ended
    December 31, 2000.................................................................    F-4

    Consolidated Statement of Cash Flows for the three years ended
    December 31, 2000.................................................................    F-5

    Notes to Consolidated Financial Statements........................................    F-6

    Report of Independent Public Accountants on Schedule..............................    F-11

    Schedule III - Real Estate and Accumulated Depreciation...........................    F-12

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         The following audited financial  statements of HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation and the lessee of 53 of our Courtyard by
Marriott(R) hotels (22% of our investments,  at cost) are included herein on the
pages indicated:                                                                          Page

    Introduction to Supplementary Financial Statements
    of HMH HPT Courtyard LLC..........................................................    F-14

    Report of Independent Public Accountants..........................................    F-15

    Balance Sheets as of December 31, 2000 and December 31, 1999......................    F-16

    Statements of Operations for the fiscal years ended December 31, 2000,
    December 31, 1999 and January 2, 1999.............................................    F-17

    Statements of Shareholder's and Member's Equity for the fiscal years
    ended December 31, 2000, December 31, 1999 and January 2, 1999....................    F-18

    Statements of Cash Flows for the fiscal years ended December 31, 2000,
    December 31, 1999 and January 2, 1999.............................................    F-19

    Notes to Financial Statements.....................................................    F-20

         The following audited financial statements of CCMH Courtyard I LLC, a subsidiary of Crestline Capital Corporation, and the sublessee of the 53
Courtyard by Marriott(R) hotels leased to HMH HPT Courtyard, LLC, are included herein on the pages indicated. These assets are subleased by CCMH Courtyard I
LLC from HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, whose audited financial statements appear on the pages indicated above.

                                                                                           Page

    Introduction to Supplementary Financial Statements
    of CCMH Courtyard I LLC...........................................................    F-26

    Report of Independent Public Accountants..........................................    F-27

    Balance Sheets as of December 29, 2000 and December 31, 1999......................    F-28

    Statements of Operations for the fiscal years ended December 29, 2000 and
    December 31, 1999.................................................................    F-29

    Statements of Member's Equity for the fiscal years ended
    December 29, 2000 and December 31, 1999...........................................    F-30

    Statements of Cash Flows for the fiscal years ended December 29, 2000
    and December 31, 1999.............................................................    F-31

    Notes to Financial Statements.....................................................    F-32

(b) Reports on Form 8-K

         During the fourth quarter of 2000, the Company did not file any Current Reports on Form 8-K.

Exhibits

3.1 Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998)

3.2 Articles Supplementary dated June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

3.3      Articles Supplementary dated April 8, 1999.  (Filed herewith)

3.4      Articles Supplementary dated May 16, 2000.  (Filed herewith)

3.5 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 30,
         2000)

4.1 Form of Common Share Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

4.2      Form  of  9-1/2%  Series  A  Cumulative   Redeemable   Preferred  Share
         Certificate. (Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1999)

4.3 Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29,
         1997)

4.4 Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

4.5 Supplemental Indenture No. 1, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company's 7.00% Senior Notes due 2008, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

4.6 Supplemental Indenture No. 2, dated as of November 12, 1998, by and between the Company and State Street Bank and Trust Company, relating to the Company's 8-1/4% Monthly Income Senior Notes due 2005, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.7 Supplemental Indenture No. 3, dated as of December 16, 1998, by and between the Company and State Street Bank and Trust Company, relating to the Company's 8-1/2% Monthly Income Senior Notes due 2009, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.8 Supplemental Indenture No. 4 dated as of July 14, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (Filed herewith)

4.9 Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (Filed herewith)

8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith)

10.1 Advisory Agreement, dated January 1, 1998, by and between REIT Management & Research, Inc. and the Company (+). (Incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1998)

10.2 The Company's 1995 Incentive Share Award Plan (+). (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.3 Amended and Restated Revolving Credit Agreement, dated as of March 19, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

10.4 Second Amended and Restated Revolving Credit Agreement, dated as of June 10, 1998, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.5 First Amendment and Limited Waiver to Credit Agreement, dated as of January 26, 2001, among the Company, as borrower, the institutions party thereto from time to time as lenders, and Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Agent. (Filed herewith)

10.6 Investment Manager's Subordination Agreement, dated March 19, 1998, among REIT Management & Research, Inc., the Company and Dresdner Bank AG, New York Branch and Grand Cayman Branch (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.7 Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a/ HMH Properties, Inc. and Courtyard Management Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.8 Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and the Company and Consolidation Letter Agreement by and between Courtyard Management Corporation and the Company. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.9 Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.10 Amended and Restated Master Lease Agreement, dated as of December 23, 1999, by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P. (Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1999)

10.11 Purchase and Sale Agreement, dated as of December 29, 1998, by and among Residence Inn by Marriott, Inc., Courtyard Management Corporation, Nashville Airport Hotel, LLC, St. Louis Airport Hotel, LLC and TownePlace Management Corporation, as sellers, and the Company, as purchaser. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

10.12 Limited Rent Guaranty, dated as of December 29, 1998, by and among Marriott International, Inc., the Company and HPTMI III Properties Trust. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

10.13 Agreement to Lease, dated as of December 29, 1998, by and between the Company and CRTM17 Tenant Corporation (including form of lease). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 1999)

10.14 Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Incorporated by reference to the Company's Report on Form 10-K for year ended December 31, 1999)

12.1     Ratio of Earnings to Fixed Charges.  (Filed herewith)

12.2     Ratio  of   Earnings   to  Combined   Fixed   Charges   and   Preferred
         Distributions. (Filed herewith)

21.1     Subsidiaries of the Registrant.  (Filed herewith)

23.1     Consent of Arthur Andersen LLP.  (Filed herewith)

23.2 Consent of Sullivan & Worcester LLP. (included in Exhibit 8.1 to this Annual Report on Form 10-K)


(+)      Management contract or compensatory plan or agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust and subsidiaries (the "Company") as of December 31, 2000 and
1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Arthur Andersen LLP
                                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
January 12, 2001

                                       HOSPITALITY PROPERTIES TRUST

                                        CONSOLIDATED BALANCE SHEET

                                     (in thousands, except share data)



                                                                                 As of December 31,
                                                                            ----------------------------
                                                                             2000                 1999
                                                                             ----                 ----


                                ASSETS
Real estate properties, at cost:
  Land............................................................          $319,219             $304,792
  Buildings, improvements and equipment...........................         2,110,202            1,965,838
                                                                           ---------            ---------
                                                                           2,429,421            2,270,630
  Less accumulated depreciation...................................           271,934              187,631
                                                                          ----------           ----------
                                                                           2,157,487            2,082,999
Cash and cash equivalents.........................................            24,601               73,554
Restricted cash (FF&E reserve)....................................            27,306               26,034
Other assets, net.................................................            11,515               12,265
                                                                         -----------          -----------

                                                                          $2,220,909           $2,194,852
                                                                          ==========           ==========


            LIABILITIES AND SHAREHOLDERS' EQUITY
Senior notes, net of discount.....................................          $464,748             $414,780
Security and other deposits.......................................           257,377              246,242
Accounts payable and other........................................            15,071               12,866
Due to affiliate..................................................               773                1,249
                                                                          ----------            ---------
  Total liabilities...............................................           737,969              675,137

Shareholders' equity:
  Series A preferred shares; 9 1/2% cumulative redeemable; no
    par value; 3,000,000 shares issued and outstanding............            72,207               72,207
  Common shares of beneficial interest; $.01 par value;
     56,472,512 and 56,449,743 shares issued and
    outstanding, respectively.....................................               565                  564
  Additional paid-in capital......................................         1,506,976            1,506,494
  Cumulative net income...........................................           441,707              315,436
  Cumulative preferred distributions..............................           (12,231)              (5,106)
  Cumulative common distributions.................................          (526,284)            (369,880)
                                                                            ---------            ---------

  Total shareholders' equity......................................         1,482,940            1,519,715
                                                                           ---------            ---------

                                                                          $2,220,909           $2,194,852
                                                                          ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                                     HOSPITALITY PROPERTIES TRUST

                                   CONSOLIDATED STATEMENT OF INCOME

                                (in thousands, except per share data)



                                                                             Year Ended
                                                                            December 31,
                                                                ------------------------------------
                                                                  2000          1999          1998
                                                                  ----          ----          ----


Revenues:
  Rental income:
    Minimum rent...................................             $228,733      $209,003      $153,787
    Percentage rent................................                5,644         3,666         3,436
                                                               ---------     ---------     ---------
                                                                 234,377       212,669       157,223
  FF&E reserve income..............................               25,753        20,931        16,108
  Interest income..................................                2,893         3,618         1,630
                                                               ---------     ---------     ---------

    Total revenues.................................              263,023       237,218       174,961

Expenses:
  Interest (including amortization of
    deferred financing costs of $2,068, $2,223,
    and $2,599, respectively)......................               37,682        37,352        21,751
  Depreciation and amortization....................               84,303        74,707        54,757
  General and administrative.......................               14,767        13,230        10,471
                                                                  ------        ------        ------

    Total expenses.................................              136,752       125,289        86,979
                                                                 -------       -------        ------

Income before extraordinary item...................              126,271       111,929        87,982
Extraordinary item- loss from early
    extinguishment of debt.........................                   --            --         6,641
                                                            ------------  ------------       -------
Net income.........................................              126,271       111,929        81,341
Preferred distributions............................                7,125         5,106            --
                                                               ---------     ---------   -----------

Net income available for common shareholders.......             $119,146      $106,823       $81,341
                                                                ========      ========       =======



Weighted average common shares outstanding.........               56,466        52,566        42,317

Basic and diluted earnings (loss) per common share:
    Income before extraordinary item...............                $2.24         $2.13         $2.08
    Extraordinary item.............................                   --            --          (.16)
                                                                --------       -------        ------
    Net income.....................................                $2.24         $2.13         $1.92
                                                                   =====         =====         =====
    Net income available for common
     shareholders..................................                $2.11         $2.03         $1.92
                                                                   =====         =====         =====

   The accompanying notes are an integral part of these financial statements.

                                                    HOSPITALITY PROPERTIES TRUST

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                  (in thousands, except share data)



                                     Preferred Shares                 Common Shares
                              ----------------------------------  ------------------------------
                                Number                            Number                         Additional  Cumulative
                                  of     Preferred    Cumulative    of      Common    Cumulative  Paid-In       Net
                                Shares    Shares   Distributions  Shares    Shares Distributions  Capital     Incomes      Total
                                ------    ------   -------------  ------    ------ -------------  -------     --------     ----


Balance at December 31,
1997.......................         --         $--         $--  38,878,295    $389   $(147,735)  $1,033,073   $122,166   $1,007,893

Issuance of shares, net....         --          --          --   6,692,413      67          --      196,938         --      197,005
Common share grants........         --          --          --      24,831      --          --          838         --          838
Net income.................         --          --          --          --      --          --           --     81,341       81,341
Distributions..............         --          --          --          --      --    (113,220)          --         --     (113,220)
                             ---------     -------    --------- ----------  ------   ----------  ----------   --------   ----------
Balance at December 31,
1998.......................         --          --          --  45,595,539     456    (260,955)   1,230,849    203,507    1,173,857

Issuance of shares, net....  3,000,000      72,207          --  10,812,400     108          --      274,565         --      346,880
Common share grants........         --          --          --      41,804      --          --        1,080         --        1,080
Net income.................         --          --          --          --      --          --           --    111,929      111,929
Distributions..............         --          --      (5,106)         --      --    (108,925)          --         --     (114,031)
                             ---------     -------    --------- ----------  ------   ----------  ----------   --------   ----------
Balance at December 31,
1999.......................  3,000,000      72,207      (5,106) 56,449,743     564    (369,880)   1,506,494    315,436    1,519,715

Common share grants........         --          --          --      22,769       1          --          482         --          483
Net income.................         --          --          --          --      --          --           --    126,271      126,271
Distributions..............         --          --      (7,125)         --      --    (156,404)          --         --     (163,529)
                             ---------     -------    --------- ----------  ------   ----------  ----------   --------   ----------
Balance at December 31,
2000.......................  3,000,000     $72,207    $(12,231) 56,472,512    $565   $(526,284)  $1,506,976   $441,707   $1,482,940
                             =========     =======    ========= ==========  ======   ==========  ==========   ========   ==========




   The accompanying notes are an integral part of these financial statements.

                                      HOSPITALITY PROPERTIES TRUST

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                             (in thousands)


                                                                               Year Ended
                                                                              December 31,
                                                                 ------------------------------------
                                                                 2000              1999          1998
                                                                 ----              ----          ----
Cash flows from operating activities:
  Net income.......................................             $126,271        $111,929      $81,341
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Extraordinary item.............................                   --              --        6,641
    Depreciation and amortization..................               84,303          74,707       54,757
    Amortization of deferred financing costs as
    interest.......................................                2,068           2,223        2,599
    FF&E reserve income............................              (25,753)        (20,931)     (16,108)
    Changes in assets and liabilities:
       (Increase)/decrease in other assets.........                 (541)          1,172        1,341
       Increase in accounts payable and other......                2,235           2,036        3,701
       (Decrease)/increase in due to affiliate.....                 (238)            485          128
                                                                --------        --------     --------

    Cash provided by operating activities..........              188,345         171,621      134,400
                                                                --------        --------     --------

Cash flows from investing activities:
  Real estate acquisitions.........................             (134,353)       (365,201)    (613,846)
  Increase in security and other deposits..........               16,410          40,224       59,356
  Refund of other deposits.........................               (5,275)             --           --
  Purchase of FF&E reserve.........................                   --              --       (3,377)
                                                                --------        --------     --------

    Cash used in investing activities..............             (123,218)       (324,977)    (557,867)
                                                                --------        --------     --------

Cash flows from financing activities:
  Proceeds from issuance of preferred shares, net..                   --          72,207           --
  Proceeds from issuance of common shares, net.....                   --         274,673      197,005
  Debt issuance, net of discount...................               49,938              --      414,730
  Repayment of debt................................                   --              --     (125,000)
  Draws on credit facility.........................               42,000         172,000      307,000
  Repayments on credit facility....................              (42,000)       (172,000)    (307,000)
  Deferred finance costs incurred..................                 (489)             --      (13,222)
  Distributions to preferred shareholders..........               (7,125)         (5,106)          --
  Distributions to common shareholders.............             (156,404)       (139,474)    (107,164)
                                                                --------        --------     --------

    Cash (used in) provided by financing
       activities..................................             (114,080)        202,300      366,349
                                                                --------        --------     --------

(Decrease)/increase in cash and cash equivalents...              (48,953)         48,944      (57,118)
Cash and cash equivalents at beginning of period...               73,554          24,610       81,728
                                                                --------        --------     --------

Cash and cash equivalents at end of period.........              $24,601         $73,554      $24,610
                                                                ========        ========     ========


Supplemental cash flow information:
  Cash paid for interest...........................              $33,508         $35,028      $15,387
Non-cash investing and financing activities:
  Property managers deposits in FF&E reserve.......               23,212          18,670       14,041
  Purchases of fixed assets with FF&E reserve......              (24,698)        (17,694)      (7,853)


   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

1. Organization

         Hospitality   Properties  Trust  ("HPT")  is  a  Maryland  real  estate
investment trust organized on February 7, 1995, which invests in hotels. At December 31, 2000, HPT, directly and through subsidiaries, owned 222 properties.

         The properties of HPT and its subsidiaries (the "Company") are leased to and managed by subsidiaries (the "Lessees" and the "Managers") of companies unaffiliated with HPT: Host Marriott Corporation ("Host"); Marriott International, Inc. ("Marriott"); Crestline Capital Corporation ("Crestline"); Wyndham International, Inc.; Prime Hospitality Corporation ("Prime"); Candlewood Hotel Company, Inc.; and Security Capital Group, Inc.

2. Summary of Significant Accounting Policies

         Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions have been eliminated.

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

         Deferred financing costs. Costs incurred to borrow are capitalized and amortized over the term of the related borrowing. The unamortized balance was $8,643, $10,221 and $12,644 at December 31, 2000, 1999 and 1998, respectively, net of accumulated amortization of $5,009, $2,941 and $893, respectively.

         Financial instruments--interest rate cap agreements. The Company had entered into interest rate protection agreements to limit exposure to risks of rising interest rates. In May 1999 the Company sold these agreements for the approximate carrying value at the time of the sale with no resulting gain or loss. A $1,402 charge is included in 1998 interest expense for the difference between the carrying amount of the agreements and their market value at the time the related debt was repaid. As of December 31, 2000, the Company was not a party to any interest rate cap or swap agreements.

         Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Some of the Company's leases provide that FF&E Reserve escrows are owned by the Company. All other leases provide that FF&E Reserve escrows are owned by the tenant and the Company has a security and remainder interest in the escrow account. When the Company owns the escrow, generally accepted accounting principles require that payments into the escrow be reported as additional rent. When the Company has a security and remainder interest in the escrow account, deposits are not included in revenue.

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

                          HOSPITALITY PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (dollar amounts in thousands, except per share amounts)

         Segment Information. The Company derives its revenues from a single line of business, real estate leasing.

         Income taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on its net income provided it distributes its taxable income to shareholders and meets certain other requirements. The characterization of the distributions for 2000, 1999 and 1998 was 85.1%, 100% and 75.3% ordinary income, respectively, and 14.9%, 0.0% and 24.7% return of capital, respectively.

         New accounting pronouncements. In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 had no impact on HPT's annual results of operations. SAB 101 required recognition of certain percentage rental income be deferred from the first, second and third quarters to the fourth quarter within the year. HPT adopted SAB 101 beginning January 1, 2000, without restatement of prior periods. The Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") in 1998. FAS 133 must be adopted for the Company's year 2001 financial statements and is expected to have no impact on the Company's financial condition or results of operations.

3. Preferred Shares

         In March 1999 the Company issued 3,000,000 Series A cumulative redeemable preferred shares in a public offering, each with a distribution rate of $2.375 per annum, payable in equal quarterly amounts. Each Series A preferred share has a liquidation preference of $25. Series A preferred shares are redeemable, at the Company's option, for $25 each plus accrued and unpaid distributions at any time on or after April 12, 2004. As of December 31, 2000, the Company had 3,000,000 outstanding preferred shares with an aggregate liquidation preference of $75,000.

4. Real Estate Properties

         The Company's properties are leased pursuant to long term operating leases with initial terms expiring between 2010 and 2017. The leases provide for various renewal terms totaling 20-48 years. Each lease is a triple net lease and generally requires the lessee to pay: minimum rent; percentage rent of between 5% and 10% of increases in total hotel sales over a base year threshold amount; 5%-6% of total hotel sales into reserves escrowed for replacement and refurbishment of the Company's hotels ("FF&E Reserve"); and all operating costs associated with the leased property. Each lessee has posted a security deposit generally equal to one year's minimum rent. Each of the Company's properties is part of a portfolio of properties leased to a single tenant. At December 31, 2000, the Company owned 11 portfolios of hotel properties, ranging in size from 12 to 53 hotels. Each lease contains cross default provisions and the ability to use FF&E Reserves generated by all hotels in the portfolio for the maintenance and refurbishment of any hotel within the portfolio. If the FF&E Reserve is not sufficient to maintain the properties in good working order and repair, or in certain other cases, the Company may make the expenditures, in which case annual minimum rent is increased.

         The Company's real estate properties, at cost, consisted of land of $319,219, building and improvements of $1,837,888 and furniture, fixtures and equipment of $272,314, as of December 31, 2000, and land of $304,792, building and improvements of $1,731,142 and furniture, fixtures and equipment of $234,696, as of December 31, 1999. During 2000, 1999 and 1998, the Company purchased and leased 12, 40 and 51 properties, respectively, for aggregate purchase prices of $128,548, $361,000 and $606,000 excluding closing costs, respectively. As of December 31, 2000, the Company owned and leased 222 hotel properties, and was committed to purchase two additional hotels. During 2000, 1999 and 1998, the Company invested $5,805, $1,787 and $1,280, respectively, in its existing hotels in excess of amounts funded from FF&E Reserves. As a result of these additional investments, tenant obligations for annual minimum lease payments increased $581, $179 and $128, respectively.

         Future minimum lease payments to be received by the Company during the remaining initial terms of its leases total $3,157,178 ($244,709 annually). As of December 31, 2000, the weighted average remaining initial term

                          HOSPITALITY PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (dollar amounts in thousands, except per share amounts)

of the Company's leases was approximately 13.4 years, and the weighted average remaining total term (including all renewal options) was approximately 49.5 years.

         As of December 31, 2000, the Company was committed to the purchase of two hotels for a total of $55,407.


5. Indebtedness

                                                                                December 31,
                                                                     ------------------------------------
                                                                          2000                1999
                                                                     ------------------------------------

Revolving credit facility, unsecured..........................         $        --        $        --
7% Senior Notes, unsecured, due 2008..........................             150,000            150,000
8.25% Monthly Income Senior Notes, unsecured, due 2005........             115,000            115,000
8.5% Monthly Income Senior Notes, unsecured, due 2009.........             150,000            150,000
9.125% Senior Notes, unsecured, due 2010......................              50,000                 --
Less: unamortized discounts...................................                (252)              (220)
                                                                     ----------------    ----------------
                                                                       $   464,748        $   414,780
                                                                     ================    ================

         In July 2000 the Company issued $50,000 of 9.125% unsecured notes due 2010 ("9.125% Notes"). The 9.125% Notes mature in July 2010 and are prepayable at any time. If prepaid, the redemption price will equal the outstanding principal of the 9.125% Notes being redeemed plus accrued interest and, if prepaid prior to May 2010, a "make-whole amount" (as defined). Interest is payable semi-annually in arrears.

         In December 1998 the Company issued $150,000 of unsecured 8.5% Monthly Income Senior Notes ("8.5% Notes") which mature in January 2009. The 8.5% Notes cannot be redeemed prior to December 15, 2002. From and after December 15, 2002, the Company may redeem some or all of the 8.5% Notes from time to time before they mature. The redemption price will equal the outstanding principal of the 8.5% Notes being redeemed plus accrued interest. Interest is payable monthly in arrears.

         In November 1998 the Company issued $115,000 of unsecured 8.25% Monthly Income Senior Notes ("8.25% Notes") which mature in November 2005. The 8.25% Notes cannot be redeemed prior to November 15, 2001. From and after November 15, 2001, the Company may redeem some or all of the 8.25% Notes from time to time before they mature. The redemption price will equal the outstanding principal of the 8.25% Notes being redeemed plus accrued interest. Interest is payable monthly in arrears.

         In 1998 the Company entered into a new $300,000 unsecured revolving credit facility (the "Credit Facility"). The Credit Facility matures in March 2002 and bears interest at LIBOR plus a spread based on the Company's senior unsecured debt ratings. The Credit Facility contains financial covenants requiring the Company to, among other things, maintain a debt to asset ratio (as defined) of no more than 50% and meet certain debt service coverage ratios (as defined). The weighted average interest rate on Credit Facility borrowings during 2000 was 8.3%. As of December 31, 2000, the Company had zero outstanding borrowings and $300,000 available under the Credit Facility.

         In February 1998 the Company issued $150,000 of 7% unsecured notes due 2008 ("7% Notes"). The 7% Notes mature in March 2008 and are prepayable at any time. If prepaid, the redemption price will equal the outstanding principal of the 7% Notes being redeemed plus accrued interest and a "make-whole amount" (as defined). Interest is payable semi-annually in arrears.

         As of December 31, 2000, none of the Company's assets were pledged or mortgaged. As of December 31, 2000, the aggregate market value of the 9.125% Notes, the 8.5% Notes, the 8.25% Notes and the 7% Notes was $447,630.

                          HOSPITALITY PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (dollar amounts in thousands, except per share amounts)

6. Transactions with Affiliates

         The Company has an agreement with REIT Management & Research, Inc. ("RMR") whereby RMR provides investment, management and administrative services to the Company. RMR is compensated at an annual rate equal to 0.7% of HPT's average real estate investments up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon improvements in cash available for distribution per share (as defined). Advisory fees excluding incentive fees earned for the years ended 2000, 1999 and 1998 were $11,851, $10,949 and $8,301, respectively. Incentive advisory fees are paid in restricted common shares based on a formula. The Company accrued $762, $237 and $846 in incentive fees during 2000, 1999 and 1998, respectively. The Company issued 12,869 and 32,904 restricted common shares in satisfaction of the 1999 and 1998 incentive fees, respectively. As of December 31, 2000, RMR and its affiliates owned 369,257 shares of HPT. In January 2001, the Company issued 33,828 restricted common shares in satisfaction of the 2000 incentive fee. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company.

7. Concentration

         The Company's assets are income producing lodging related real estate located throughout the United States. Each of the Company's eleven lessees at December 31, 2000, was a subsidiary of a public company.

                                                     December 31,                Annual                 Total
Lessee is a                          Number of           2000         % of      Minimum      % of      Rent In      % of
Subsidiary of:                       Properties       Investment      Total       Rent      Total      2000(1)     Total
--------------                       ----------       ----------      -----       ----      -----      -------     -----

Host Marriott Corp.                       53           $512,025        22%      $51,202       21%      $54,305         23%
Host Marriott Corp.                       18            175,836         8%       17,584        7%       18,030          8%
Marriott International, Inc.              17            203,643         9%       21,322        9%       21,342          9%
Marriott International, Inc.              14            148,812         6%       14,881        6%       15,000          6%
Crestline Capital Corp.                   17            218,815         9%       22,552        9%       18,279          8%
Wyndham International, Inc.               15            240,000        10%       25,000       11%       25,379         11%
Wyndham International, Inc.               12            182,570         8%       18,325        8%       18,256          8%
Security Capital Group                    18            145,000         6%       15,960        7%       16,095          7%
Candlewood Hotel Company                  17            142,400         6%       14,253        6%       13,529          6%
Candlewood Hotel Company                  17            118,500         5%       12,081        5%       11,630          5%
Prime Hospitality Corp.                   24            243,350        11%       25,575       11%       22,532 (2)      9%
                                          --        -----------      -----    ---------     -----     --------      ------
                                         222         $2,330,951       100%     $238,735      100%     $234,377        100%

(1) Includes minimum rent and percentage rent from the later of January 1, 2000, or the date of purchase through December 31, 2000.
(2) Includes rents of $11,829 paid by ShoLodge, Inc. as predecessor lessee to Prime.

         At December 31, 2000, HPT's 222 hotels contained 30,039 rooms and were located in 36 states, with between 5% and 10% of its hotels, by investment, in each of California, Texas, Virginia, Georgia, Florida, Arizona and North Carolina.

8. Pro Forma Information (Unaudited)

         The Company completed the acquisition of 12 and 40 hotels in 2000 and 1999, respectively. The Company completed debt offerings totaling $50,000 in 2000. In 1999 the Company completed offerings of 10,812,400 common shares and 3,000,000 preferred shares. If these transactions occurred on January 1, 1999, unaudited pro forma 2000 revenues, net income available for common shareholders and net income available for common shareholders per share would have been $277,459, $130,051 and $2.30, respectively, and the unaudited pro forma 1999 revenues, net income and net income per share would have been $273,258, $128,985 and $2.28, respectively.

                          HOSPITALITY PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             (dollar amounts in thousands, except per share amounts)

         In the opinion of management, all adjustments necessary to reflect the effects of the transactions discussed above have been reflected in the foregoing pro forma data. However, the unaudited pro forma data is not necessarily indicative of what the actual consolidated results of operations for the Company would have been for the years indicated, nor does it purport to represent the results of operations for the Company for future periods.

9. Selected Quarterly Financial Data (Unaudited)

         The following is a summary of the unaudited quarterly results of operations of the Company for 2000 and 1999:

                                                                                          2000
                                                             ----------------------------------------------------------

                                                                First          Second            Third          Fourth
                                                              Quarter          Quarter         Quarter          Quarter
   Revenues(1)............................................     $62,177         $63,639          $65,824        $71,383
   Net income available for common shareholders...........      27,753          28,524           28,659         34,211
   Net income available for common shareholders
   per share(2)...........................................         .49             .51              .51            .61
   Distributions per share(3).............................         .69             .69              .70            .70

                                                                                          1999
                                                             ----------------------------------------------------------

                                                                First           Second           Third          Fourth
                                                               Quarter          Quarter         Quarter         Quarter
   Revenues...............................................     $53,273         $58,991          $62,343        $62,611
   Net income available for common shareholders...........      22,896          26,066           28,624         29,237
   Net income available for common shareholders
   per share(2)...........................................         .50             .51              .51            .52
   Distributions per share(3).............................         .68             .69              .69            .69


(1) During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 had no impact on the Company's annual results of operations. SAB 101 requires the Company to defer recognition of certain percentage rental income from the first, second and third quarters to the fourth quarter within a year. SAB 101 has been applied beginning January 1, 2000, without restatement of prior periods.

(2) The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(3)  Amounts represent distributions declared with respect to the periods shown.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To the Trustees and Shareholders of Hospitality Properties Trust:

         We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Hospitality Properties Trust included in this Form 10-K and have issued our report thereon dated January 12, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and related notes on pages F-12 and F-13 are the responsibility of Hospitality Properties Trust's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         /s/ Arthur Andersen LLP
                                                             ARTHUR ANDERSEN LLP

Vienna, Virginia
January 12, 2001

                                            HOSPITALITY PROPERTIES TRUST

                               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 2000
                                                (dollars in millions)

                                          ---------------------    --------------    ------------------------------
                                                                       Costs
                                                                    Capitalized              Gross Amount
                                                Initial            Subsequent to           at which Carried
                                            Cost to Company         Acquisition           at Close of Period
                                          ---------------------    --------------    ------------------------------

                                                  Buildings &                                Buildings &
                            Encumbrances   Land   Improvements     Improvements       Land   Improvements   Total

69 Courtyards                    $--       $110       $532              $9            $110       $541        $651

34 Candlewood Hotels             --          25        213              --              25        213         238

36 Residence Inns                --          66        302               3              66        305         371

24 AmeriSuites                   --          25        194              --              25        194         219

18 Homestead Village             --          28        106              --              28        106         134

15 Summerfield Suites            --          23        196              --              23        196         219

12 Wyndham Hotels                --          16        154               1              16        155         171

2 Marriott Full Service          --           8         50              --               8         50          58

12 TownePlace Suites and
SpringHill Suites                --          18         78              --               18        78          96
                                 --        ----   --------           -----           ------  --------      ------

Total (222 hotels)              $--        $319     $1,825             $13             $319    $1,838      $2,157
                                ===        ====     ======            ====             ====    ======      ======


                            -------------     -------------------     --------------------    --------------------
                                                                                                 Life on which
                                                                                                Depreciation in
                                                                                                 Latest Income
                            Accumulated            Date of                   Date                Statement is
                            Depreciation         Construction              Acquired                Computed
                            -------------     -------------------     --------------------    --------------------

69 Courtyards                   $(60)         1987 through 2000        1995 through 2000         15 - 40 Years

34 Candlewood Hotels             (15)         1996 through 1998        1997 through 2000         15 - 40 Years

36 Residence Inns                (28)         1989 through 2000        1996 through 2000         15 - 40 Years

24 AmeriSuites                   (12)         1992 through 2000        1997 through 2000         15 - 40 Years

18 Homestead Village              (6)         1996 through 1998              1999                15 - 40 Years

15 Summerfield Suites            (15)         1989 through 1993              1998                15 - 40 Years

12 Wyndham Hotels                (17)         1987 through 1990        1996 through 1997         15 - 40 Years

2 Marriott Full Service           (4)         1972 through 1981              1998                15 - 40 Years

12 TownePlace Suites and
SpringHill Suites                 (3)         1997 through 2000        1998 through 2000         15 - 40 Years
                               ------

Total (222 hotels)             $(160)
                               ======

                          HOSPITALITY PROPERTIES TRUST

                             NOTES TO SCHEDULE III
                                DECEMBER 31, 2000
                                              (dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 1998, to December 31, 2000, is as follows:


                                    2000            1999             1998
                                    ----            ----             ----

Balance at beginning of period   $112,321        $ 68,289          $ 35,942

Additions:depreciation expense     47,546          44,032            32,347
                                 --------        --------          --------

Balance at close of period       $159,867        $112,321          $ 68,289
                                 ========        ========          ========


(B) The change in total cost of properties for the period from January 1, 1997, to December 31, 2000, is as follows:

                                      2000          1999         1998
                                      ----          ----         ----

Balance at beginning of period      $2,035,934   $1,698,457   $1,144,973

Additions: hotel acquisitions and
           capital expenditures        121,173      337,477      553,484
                                    ----------   ----------   ----------

Balance at close of period          $2,157,107   $2,035,934   $1,698,457
                                    ==========   ==========   ==========


(C) The net tax basis for federal income tax purposes of the Company's real estate properties was $1,996,937 on December 31, 2000.

Introduction to Supplementary Financial Statements of HMH HPT Courtyard LLC

         HMH HPT Courtyard LLC is the lessee of 22% of Hospitality Properties Trust's investments, at cost. HMH HPT Courtyard LLC is a subsidiary of Host Marriott Corporation and is not owned by Hospitality Properties Trust. The following financial statements of HMH HPT Courtyard LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by HMH HPT Courtyard LLC's management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard LLC:

         We have audited the accompanying balance sheets of HMH HPT Courtyard LLC as of December 31, 2000 and 1999, and the related statements of operations, shareholder's and member's equity and cash flows for the fiscal years ended December 31, 2000 and 1999, and January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HMH HPT Courtyard LLC, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the fiscal years ended December 31, 2000 and 1999, and January 2, 1999 in conformity with accounting principles generally accepted in the United States.


                                                      /s/ Arthur Andersen LLP
                                                      ARTHUR ANDERSEN LLP

Vienna, Virginia
March 28, 2001

                             HMH HPT COURTYARD LLC

                                 BALANCE SHEETS
                     December 31, 2000 and December 31, 1999
                                 (in thousands)

                                                              2000        1999
                                                              ----        ----
ASSETS

Rent receivable ......................................      $ 3,700      $ 3,658
Due from Hospitality Properties Trust ................           --        1,192
Security deposit .....................................       50,540       50,540
Note receivable from CCMH Courtyard I LLC ............        5,100        5,100
Restricted cash ......................................        8,780        7,331
                                                            -------      -------
       Total assets ..................................      $68,120      $67,821
                                                            =======      =======

LIABILITIES AND MEMBER'S EQUITY

Due to Host Marriott, L.P. ...........................      $ 9,232      $ 9,918
Due to Hospitality Properties Trust ..................          863          879
Due to CCMH Courtyard I LLC ..........................        2,006        1,959
Deferred gain ........................................       28,039       30,916
                                                            -------      -------
       Total liabilities .............................       40,140       43,672
                                                            -------      -------

Member's equity ......................................       27,980       24,149
                                                            -------      -------
       Total liabilities and member's equity .........      $68,120      $67,821
                                                            =======      =======

                       See Notes to Financial Statements.

                                     HMH HPT COURTYARD LLC

                                    STATEMENTS OF OPERATIONS
      For the Fiscal Years Ended December 31, 2000, December 31, 1999 and January 2, 1999
                                        (in thousands)


                                                                2000       1999         1998
                                                             ---------   ---------   ---------
REVENUES (Note 1):
       Rental income .....................................   $  62,632   $  60,463   $      --
       Hotel sales .......................................          --          --     224,305
       Interest income ...................................         416         326          --
       Amortization of deferred gain .....................       2,877       2,877       2,877
                                                             ---------   ---------   ---------
             Total revenues ..............................      65,925      63,666     227,182

EXPENSES:
       Hotel expenses ....................................          --          --     109,547
       Rent expense ......................................      55,366      53,586      52,784
       FF&E contribution expense .........................          --          --      11,216
       Base and incentive management fees paid to Marriott
        International, Inc. ..............................          --          --      26,348
       Property taxes ....................................          --          --       7,842
       Corporate expenses ................................       2,203       1,933       1,947
       Other expenses ....................................         100          23       3,591
                                                             ---------   ---------   ---------
             Total expenses ..............................      57,669      55,542     213,275
                                                             ---------   ---------   ---------

INCOME BEFORE INCOME TAXES ...............................       8,256       8,124      13,907
Provision for income taxes ...............................          --          --      (5,563)
                                                             ---------   ---------   ---------

NET INCOME ...............................................   $   8,256   $   8,124   $   8,344
                                                             =========   =========   =========


                               See Notes to Financial Statements.


                                         HMH HPT COURTYARD LLC

                            STATEMENTS OF SHAREHOLDER'S AND MEMBER'S EQUITY
          For the Fiscal Years Ended December 31, 2000, December 31, 1999 and January 2, 1999
                                            (in thousands)



                                                           Additional
                                                Common      Paid-In         Retained         Member's
                                                 Stock      Capital    Earnings/(Deficit)      Equity
                                                 -----      -------    ------------------      ------
Balance at January 2, 1998 .................   $       --   $ 15,295        $  1,020        $     --
Dividend to Host Marriott ..................           --         --          (5,467)             --
Net income .................................           --         --           8,344              --
Balance contributed to HMH HPT Courtyard LLC
    (See Note 1) ...........................           --    (15,295)         (3,897)         19,192
                                               ----------   --------        --------        --------
Balance at December 31, 1998 ...............           --         --              --          19,192
Dividend to Host Marriott ..................           --         --              --          (3,167)
Net income .................................           --         --              --           8,124
                                               ----------   --------        --------        --------
Balance at December 31, 1999 ...............           --         --              --          24,149
Dividend to Host Marriott ..................           --         --              --          (4,425)
Net income .................................           --         --              --           8,256
                                               ----------   --------        --------        --------
Balance at December 31, 2000 ...............   $       --   $     --        $     --        $ 27,980
                                               ==========   ========        ========        ========



                               See Notes to Financial Statements.


                                         HMH HPT COURTYARD LLC

                                        STATEMENTS OF CASH FLOWS
              Fiscal Years Ended December 31, 2000, December 31, 1999 and January 2, 1999
                                             (in thousands)

                                                                          2000       1999       1998
                                                                       ---------   --------   --------
OPERATING ACTIVITIES:
     Net income .....................................................   $ 8,256    $ 8,124    $ 8,344
     Adjustments to reconcile net income to cash
       provided by operating activities:
     Amortization of deferred gain ..................................    (2,877)    (2,877)    (2,877)
     Changes in operating accounts:
         Increase in rent receivable ................................       (42)    (3,658)        --
         Decrease (increase) in due from Hospitality Properties Trust     1,192     (1,192)        --
         Increase in restricted cash ................................    (1,449)    (7,331)        --
         Decrease (increase) in due from Marriott
           International, Inc. ......................................        --      3,244        (11)
         (Decrease) increase in due to Host Marriott, L.P. ..........      (686)     4,019         11
         (Decrease) increase in due to Hospitality Properties Trust .       (16)       879         --
         Increase in due to CCMH Courtyard I LLC ....................        47      1,959         --
                                                                        -------    -------    -------
         Cash provided by operations ................................     4,425      3,167      5,467
                                                                        -------    -------    -------

FINANCING ACTIVITIES:
     Dividend to Host Marriott ......................................    (4,425)    (3,167)    (5,467)
                                                                        -------    -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................        --         --         --

CASH AND CASH EQUIVALENTS, beginning of year ........................        --         --         --
                                                                        -------    -------    -------

CASH AND CASH EQUIVALENTS, end of year ..............................   $    --    $    --    $    --
                                                                        =======    =======    =======


                                   See Notes to Financial Statements.

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      HMH HPT Courtyard, Inc. was incorporated in Delaware on February 7, 1995 as a wholly-owned indirect subsidiary of Host Marriott Corporation. HMH HPT Courtyard, Inc. had no operations prior to March 24, 1995 (the "Commencement Date"). In connection with the REIT Conversion discussed below, HMH HPT Courtyard, Inc. was merged into HMH HPT Courtyard LLC on December 23, 1998 (collectively the activities of HMH HPT Courtyard, Inc. and HMH HPT Courtyard LLC are referred to as the "Company").

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

      In connection with the REIT Conversion, the following steps occurred: 1) in December 1998, HMH HPT Courtyard LLC was formed as a wholly owned subsidiary of Host Marriott Hospitality, Inc. ("Hospitality") a then wholly owned subsidiary of Host Marriott; 2) on December 23, 1998, HMH HPT Courtyard, Inc. merged into HMH HPT Courtyard LLC and HMH HPT Courtyard, Inc. ceased to exist; and 3) on December 24, 1998, Hospitality contributed its LLC interest in the Company to Host LP, such that the Company is wholly owned by Host LP. As of December 31, 2000, Host REIT owns 78% of the outstanding limited partner units of Host LP and unaffiliated partners own the remaining 22%. The merger of HMH HPT Courtyard, Inc. and HMH HPT Courtyard LLC was accounted for as a reorganization of affiliated entities and the assets and liabilities of HMH HPT Courtyard, Inc. were carried over at their historical cost.

      Prior to January 1, 2001, as REITs were not permitted to derive revenues directly from the operations of hotels, the Company subleased its hotels and assigned its interest in the management agreements to subsidiaries of Crestline Capital Corporation ("Crestline"). See Notes 2 and 5.

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

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS


financial and tax reporting requirements. Previously, the Company's fiscal year ended on the Friday nearest to December 31. Revenues

      2000 and 1999 revenues primarily represent sublease rental income from Crestline and are not comparable to 1998 hotel revenues which reflect gross sales generated by the hotel properties. The rent due under the sublease is the greater of base rent or percentage rent, as defined. Sublease percentage rent applicable to room, food and beverage and other types of hotel revenue varies by sublease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the sublease minimum rent and the revenue thresholds used in computing sublease percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

Application of New Accounting Standards

      On December 3, 1999 the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, which codified the staff's position on revenue recognition. The Company retroactively changed its method of accounting for contingent sublease rental revenues to conform to SAB No. 101. As a result, base rent is recognized as it is earned according to the lease provisions. Percentage rent is recorded as deferred revenue on the balance sheet until the applicable hotel revenues exceed the threshold amounts. The Company has adopted SAB No. 101 with retroactive effect beginning January 1, 1999.

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

Concentration of Credit Risk

      The Company's largest asset is the security deposit (see Note 3) which constitutes 74% of the Company's total assets as of December 31, 2000. The security deposit is not collateralized and is due from HPT at the termination of the leases, which are described in Note 2.

Restricted Cash

      Restricted cash consists of cash and cash equivalents held in an interest-bearing deposit account pursuant to the Cash Management and Security Agreement between HPT, Crestline, and Host LP. Base and percentage rent under the Lease are collected and disbursed through the account, which is controlled by HPT.

Deferred Gain

      Host Marriott contributed to the Company deferred gains relating to the sale of the 53 Courtyard properties to

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS


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

      The Company is required to pay rents equal to aggregate minimum annual rent of $51,202,000 ("Base Rent"), and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. The Company is also required to provide Marriott International (the "Manager") with working capital to meet the operating needs of the Hotels.

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

      The Company is required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, net worth is defined as member's equity plus the deferred gain. Net worth, as defined, was $56,019,000 and $55,065,000, respectively, at December 31, 2000 and 1999.

         As of December 31, 2000, future minimum annual rental commitments for the Lease on the Hotels are as follows (in thousands).
                                                                  Lease
                                                                  -----

         2001..............................................   $   51,202
         2002..............................................       51,202
         2003..............................................       51,202
         2004..............................................       51,202
         2005..............................................       51,202
         Thereafter........................................      358,420
                                                              ----------
                Total minimum lease payments...............   $  614,430
                                                              ==========
Ground Leases

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

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS


Subleases with Crestline

      In connection with the REIT Conversion, the Company agreed to sublease the Hotels (the "Subleases") to separate indirect sublessee subsidiaries of Crestline ("Sublessee"), subject to the terms of the original Lease with HPT. Under the Subleases, the Company will have committed aggregate minimum subrental income of $614 million, which is equal to the Company's minimum lease payment obligation described above.

      The terms of each Sublease expire simultaneously with the expiration of the initial term of the Lease to which it relates and automatically renews for the corresponding renewal term under the Lease, unless either the Company (the "Sublessor") elects not to renew the Lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases. Rent under the Subleases consists of minimum rent of $51.2 million in 2000 and an additional percentage rent which totaled $11.4 million in 2000. The percentage rent from Crestline is sufficient to cover the Percentage Rent due under the Lease with HPT, with any excess being retained by the Company. The rent payable under the Sublease is guaranteed by the Sublessee up to a maximum amount of $20 million.

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

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS

      The components of the Company's effective income tax rate follow:

                                                                       1998
                                                                      -----
        Statutory Federal tax rate.................................... 35.0%
        State income tax, net of Federal tax benefit..................  5.0
                                                                      -----
                                                                       40.0%
                                                                      =====

      The provision for income taxes consists of the following (in thousands):

                                                                          1998
                                                                       --------
         Current - Federal............................................ $  4,868
                 - State..............................................      695
                                                                       --------
                                                                       $  5,563
                                                                       ========
NOTE 5.    MANAGEMENT AGREEMENTS

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

      Crestline, as the Company's Sublessee, is obligated to provide the Manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the Hotels which are normally capitalized; and (b) replacements and renewals to the Hotel's and improvements. Under certain circumstances, the Company will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

      Pursuant to the terms of Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital. Upon termination of the Agreements, the working capital will be returned to the Company. In connection with the REIT Conversion, the Company sold the existing working capital to the Sublessee in return for a note receivable that bears interest at a rate of 5.12%. Interest accrued on the note is due simultaneously with each periodic rent payment. The principal amount of the note is payable upon termination of the Subleases. The Sublessee can return the working capital in satisfaction of the note. As of December 31, 2000, the note receivable from Crestline for working capital was $5.1 million.

                              HMH HPT COURTYARD LLC
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  REVENUES AND HOTEL EXPENSES

      As of January 1, 1999, the Company subleases all of its hotels to subsidiaries of Crestline due to the REIT conversion. As a result of these subleases, in its statement of operations for the fiscal years ended December 31, 2000 and 1999, the Company no longer records property-level revenues and operating expenses; rather the Company recognizes rental income on the subleases and specified owner expenses, including rent due under the Lease.

      The following table presents the detail of hotel revenues and expenses (house profit) for 2000, 1999, and 1998 (in thousands). Amounts in 2000 and 1999 represent the revenues and hotel expenses of the Sublessee and are unaudited.

                                                  2000       1999       1998
                                                  ----       ----       ----
                                               (unaudited)(unaudited)
Revenues:
       Rooms ................................   $221,571   $209,408   $202,029
       Food and beverage ....................     15,198     15,034     14,932
       Other ................................      7,954      8,378      7,344
                                                --------   --------   --------
             Total Revenues .................    244,723    232,820    224,305
                                                --------   --------   --------
Hotel expenses:
       Rooms (a) ............................     48,603     45,950     42,535
       Food and beverage (b) ................     13,652     13,214     12,950
       Other operating departments (c) ......      1,499      1,839      2,089
       General and administrative (d) .......     25,152     24,461     24,239
       Utilities (e) ........................      7,901      7,494      7,751
       Repairs, maintenance and accidents (f)      9,169      8,448      8,803
       Marketing and sales (g) ..............      2,949      2,253      2,078
       Chain services (h) ...................      9,571      9,473      9,102
                                                --------   --------   --------
             Total Hotel expenses ...........    118,496    113,132    109,547
                                                --------   --------   --------

House Profit ................................   $126,227   $119,688   $114,758
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

Introduction to Supplementary Financial Statements of CCMH Courtyard I LLC

         CCMH Courtyard I LLC is the sublessee of the 22% of Hospitality Properties Trust's investments, at cost, which are leased to HMH HPT Courtyard LLC. The financial statements of HMH HPT Courtyard LLC are presented on the pages F-15 to F-25. CCMH Courtyard I LLC is a subsidiary of Crestline Capital Corporation and is not owned by Hospitality Properties Trust. The following financial statements of CCMH Courtyard I LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by CCMH Courtyard I LLC's management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CCMH Courtyard I LLC:

         We have audited the accompanying balance sheets of CCMH Courtyard I LLC (a Delaware limited liability company) as of December 29, 2000 and December 31, 1999, and the related statements of operations, member's equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of CCMH Courtyard I LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCMH Courtyard I LLC as of December 29, 2000 and December 31, 1999 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Arthur Andersen LLP
                                                     ARTHUR ANDERSEN LLP


Vienna, Virginia
February 23, 2001



                                      CCMH COURTYARD I LLC
                                         BALANCE SHEETS
                         AS OF DECEMBER 29, 2000 AND DECEMBER 31, 1999
                                         (in thousands)

                                             ASSETS
                                                                              2000       1999
                                                                              ----       ----
Current assets
     Cash and cash equivalents ...........................................   $   635   $   100
     Due from Marriott International .....................................     3,608     3,009
     Note receivable from Crestline ......................................    20,000    20,000
     Other current assets ................................................         8        --
                                                                             -------   -------
                                                                              24,251    23,109
Hotel working capital ....................................................     5,100     5,100
Sublease deposit .........................................................     1,948     1,948
                                                                             -------   -------
     Total assets ........................................................   $31,299   $30,157
                                                                             =======   =======


                                LIABILITIES AND MEMBER'S EQUITY

Current liabilities
     Lease payable to HMH ................................................   $ 3,869   $ 3,658
     Other current liabilities ...........................................       142         3
                                                                             -------   -------
                                                                               4,011     3,661
Hotel working capital notes payable to HMH ...............................     5,100     5,100
                                                                             -------   -------
     Total liabilities ...................................................     9,111     8,761
                                                                             -------   -------

Member's equity ..........................................................    22,188    21,396
                                                                             -------   -------
     Total liabilities and member's equity ...............................   $31,299   $30,157
                                                                             =======   =======



                               See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                            STATEMENTS OF OPERATIONS
           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                             2000         1999
                                                             ----         ----
REVENUES
     Rooms ............................................   $ 221,571   $ 209,408
     Food and beverage ................................      15,198      15,034
     Other ............................................       7,955       8,378
                                                          ---------   ---------
         Total revenues ...............................     244,724     232,820
                                                          ---------   ---------

OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
     Rooms ............................................      48,603      45,950
     Food and beverage ................................      13,652      13,214
     Other ............................................      85,200      81,911
Other operating costs and expenses
     Lease expense paid to HMH ........................      62,332      60,463
     Management fees paid to Marriott International ...      26,827      23,935
                                                          ---------   ---------
         Total operating costs and expenses ...........     236,614     225,473
                                                          ---------   ---------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
AND INTEREST...........................................       8,110       7,347
Corporate expenses ....................................        (311)       (342)
Interest expense ......................................        (261)       (261)
Interest income .......................................         142          80
                                                          ---------   ---------
INCOME BEFORE INCOME TAXES ............................       7,680       6,824
Provision for income taxes ............................      (3,160)     (2,798)
                                                          ---------   ---------
NET INCOME ............................................   $   4,520   $   4,026
                                                          =========   =========



                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                          STATEMENTS OF MEMBER'S EQUITY
           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)


                                                                   Total
                                                                -----------

Balance, January 1, 1999......................................  $    20,000
   Dividend to Crestline......................................       (2,630)
   Net income.................................................        4,026
                                                                -----------
Balance, December 31, 1999....................................       21,396
   Dividend to Crestline......................................       (3,728)
   Net income.................................................        4,520
                                                                -----------
Balance, December 29, 2000....................................  $    22,188
                                                                ===========






                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                            STATEMENTS OF CASH FLOWS
           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                             2000         1999
                                                             ----         ----
OPERATING ACTIVITIES
Net income ...........................................     $ 4,520      $ 4,026
Change in amounts due from Marriott International ....        (599)      (3,009)
Change in lease payable to Host Marriott .............         211        3,661
Change in other current assets and liabilities .......         131           --
                                                           -------      -------
     Cash provided by operating activities ...........       4,263        4,678
                                                           -------      -------

INVESTING ACTIVITIES
Sublease deposit .....................................          --       (1,948)
                                                           -------      -------

FINANCING ACTIVITIES
Dividend to Crestline ................................      (3,728)      (2,630)
                                                           -------      -------

Increase in cash and cash equivalents ................         535          100
Cash and cash equivalents, beginning of year .........         100           --
                                                           -------      -------
Cash and cash equivalents, end of year ...............     $   635      $   100
                                                           =======      =======




                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

         Organization

         CCMH Courtyard I LLC (the "Company") was organized in the state of Delaware on December 28, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (the "Distribution").

         On December 31, 1998, the Company entered into sublease agreements with HMH HPT Courtyard LLC ("HMH"), a wholly owned subsidiary of Host Marriott to sublease 53 of HMH's limited-service hotels with the existing management agreements of the subleased hotels assigned to the Company. As of December 29, 2000, the Company subleased 53 limited-service Courtyard hotels from HMH.

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

                              CCMH COURTYARD I LLC
                          NOTES TO FINANCIAL STATEMENTS


         Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent of $51,202,000 plus (ii) an additional rent equal to 5% of the excess of hotel revenues over a base year total of hotel revenues. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, the Company is required to pay rent to HMH equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues.

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

         Recent Tax Legislation

         On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs, commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law will enable Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate all of Crestline's subleases beginning in 2001, upon payment of a termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent. If Host Marriott elects to terminate the Subleases, it would have to terminate all of Crestline's subleases.

         Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

         2001..............................................   $      51,202
         2002..............................................          51,202
         2003..............................................          51,202
         2004..............................................          51,202
         2005..............................................          51,202
         Thereafter........................................         358,420
                                                              -------------
         Total minimum lease payments......................   $     614,430
                                                              =============

         Rent expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                                             2000          1999
                                                             ----          ----
         Base rent....................................    $  53,901    $  53,457
         Percentage rent..............................       11,375        9,817
                                                          ---------    ---------
                                                          $  65,276    $  63,274
                                                          =========    =========

Note 3.  Working Capital Notes

         Upon the commencement of the Subleases, the Company purchased the working capital of the subleased hotels from HMH for $5,100,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Sublease. The principal amount of each note is due upon the termination of each Sublease. Upon termination of the Subleases, the Company will sell HMH the existing working capital at its current value. To the extent the working capital delivered to HMH is less than the value of the note, the Company will pay HMH the difference in cash. However, to the extent the working capital delivered to HMH exceeds the value of the note, HMH will pay the Company the difference in cash. As of December 29, 2000, the outstanding balance of the working capital notes was $5,100,000, which mature in 2010. Cash paid for interest expense in 2000 and 1999 totaled $261,000 and $241,000, respectively.

                              CCMH COURTYARD I LLC
                          NOTES TO FINANCIAL STATEMENTS


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

         As of December 29, 2000 and December 31, 1999, the Company had no deferred tax assets or liabilities.

Note 6.  Note Receivable from Crestline

         The Company was capitalized with a $20 million note receivable from Crestline. The note is non-interest bearing and is payable upon demand. Fair value approximates book value at December 29, 2000 and December 31, 1999.

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

Dated:  March 30, 2001

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                              Title                        Date


/s/ John G. Murray              President and                   March 30, 2001
John G. Murray                  Chief Operating Officer

/s/ Thomas M. O'Brien           Treasurer and Chief             March 30, 2001
Thomas M. O'Brien               Financial Officer


/s/ John L. Harrington          Trustee                         March 30, 2001
John L. Harrington


/s/ Arthur G. Koumantzelis      Trustee                         March 30, 2001
Arthur G. Koumantzelis


/s/ William J. Sheehan          Trustee                         March 30, 2001
William J. Sheehan


/s/ Gerard M. Martin            Trustee                         March 30, 2001
Gerard M. Martin


/s/ Barry M. Portnoy            Trustee                         March 30, 2001
Barry M. Portnoy