Form 10-Q
period 2001-03-31
HOSPITALITY PROPERTIES TRUST
filed 2001-05-09
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR

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


                                                         Shares outstanding
                  Class                                  at May 8, 2001
-------------------------------------------              --------------
Common shares of beneficial
   interest, $0.01 par value per share                     56,506,340

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                 March 31, 2001


                                      INDEX

PART I   Financial Information (Unaudited)                                  Page
                                                                            ----

         Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets - March 31, 2001 and
               December 31, 2000..............................................3

             Consolidated Statements of Income - Three Months Ended
               March 31, 2001 and 2000 .......................................4

             Condensed Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 2001 and 2000..................................5

             Notes to Condensed Consolidated Financial Statements.............6

         Item 2.

             Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................10

         Item 3.

             Quantitative and Qualitative Disclosures About Market Risk......15

             Certain Important Factors.......................................16

PART II  Other Information

         Item 2.

             Changes in Securities...........................................17

         Item 6.

             Exhibits and Reports on Form 8-K................................17

         Signature...........................................................18


Item 1.  Financial Statements

                                  HOSPITALITY PROPERTIES TRUST

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share and per share amounts)


                                                                 March 31,        December 31,
                                                                   2001              2000
                                                               --------------   --------------
                                                                 (unaudited)

ASSETS

Real estate properties, at cost ..............................   $ 2,488,813    $ 2,429,421
Accumulated depreciation .....................................      (294,072)      (271,934)
                                                                 -----------    -----------
                                                                   2,194,741      2,157,487

Cash and cash equivalents ....................................         9,176         24,601
Restricted cash (FF&E reserves) ..............................        29,843         27,306
Other assets, net ............................................        10,831         11,515
                                                                 -----------    -----------
                                                                 $ 2,244,591    $ 2,220,909
                                                                 ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount ................................   $   464,756    $   464,748
Revolving credit facility ....................................        27,000             --
Security and other deposits ..................................       263,333        257,377
Other liabilities ............................................        17,024         15,844


Shareholders' equity:
    Series A preferred shares, 9.5% cumulative redeemable at
      $25/share, no par value; 3,000,000 shares issued and
      outstanding ............................................        72,207         72,207
    Common shares of beneficial interest,  $0.01 par value;
      56,506,340 and 56,472,512 shares issued and outstanding,
      respectively ...........................................           565            565
    Additional paid-in capital ...............................     1,507,738      1,506,976
    Cumulative net income ....................................       471,795        441,707
    Cumulative preferred distributions .......................       (14,012)       (12,231)
    Cumulative common distributions ..........................      (565,815)      (526,284)
                                                                 -----------    -----------
      Total shareholders' equity .............................     1,472,478      1,482,940
                                                                 -----------    -----------
                                                                 $ 2,244,591    $ 2,220,909
                                                                 ===========    ===========



           The accompanying notes are an integral part of these financial statements.


                                     HOSPITALITY PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF INCOME
                          (in thousands, except per share amounts, unaudited)


                                                                          Three Months Ended March 31,
                                                                         -----------------------------
                                                                              2001             2000
                                                                         ------------       ----------

Revenues:
   Rental income .....................................................      $59,402           $55,122
   FF&E reserve income ...............................................        6,409             5,967
   Interest income ...................................................          362             1,088
                                                                            -------           -------
       Total revenues ................................................       66,173            62,177
                                                                            -------           -------

Expenses:
   Interest (including amortization of deferred financing costs
   of $603 and $512, respectively) ...................................       10,186             8,828
   Depreciation and amortization .....................................       22,138            20,176
   General and administrative ........................................        3,761             3,639
                                                                            -------           -------
       Total expenses ................................................       36,085            32,643
                                                                            -------           -------

Net income ...........................................................       30,088            29,534
Preferred distributions ..............................................        1,781             1,781
                                                                            -------           -------

Net income available for common shareholders .........................      $28,307           $27,753
                                                                            =======           =======


Weighted average common shares outstanding ...........................       56,495            56,458
                                                                            =======           =======


Basic and diluted earnings per common share:
    Net income .......................................................      $  0.53           $  0.52
                                                                            =======           =======

    Net income available for common shareholders .....................      $  0.50           $  0.49
                                                                            =======           =======





              The accompanying notes are an integral part of these financial statements.

                                                  4


                                          HOSPITALITY PROPERTIES TRUST

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands, unaudited)



                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                      2001            2000
                                                                                   ---------       ----------

Cash flows from operating activities:
   Net income ..................................................................    $ 30,088       $ 29,534
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...........................................      22,138         20,176
       Amortization of deferred financing costs as interest ....................         603            512
       FF&E reserve income .....................................................      (6,409)        (5,967)
       Deferred percentage rent ................................................       1,695          1,213
       Net change in other assets and liabilities ..............................         737         (1,114)
                                                                                    --------       --------
           Cash provided by operating activities ...............................      48,852         44,354
                                                                                    --------       --------

Cash flows from investing activities:
   Real estate acquisitions ....................................................     (55,520)            --
   Increase in security and other deposits .....................................       5,956             --
                                                                                    --------       --------
           Cash used in investing activities ...................................     (49,564)            --
                                                                                    --------       --------

Cash flows from financing activities:
Distributions to common shareholders ...........................................     (39,531)       (38,954)
Distributions to preferred shareholders ........................................      (1,781)        (1,781)
Draws on revolving credit facility .............................................      27,000             --
Finance costs ..................................................................        (401)            --
                                                                                    --------       --------
           Cash used in financing activities ...................................     (14,713)       (40,735)
                                                                                    --------       --------
(Decrease) increase in cash and cash equivalents ...............................     (15,425)         3,619
Cash and cash equivalents at beginning of period ...............................      24,601         73,554
                                                                                    --------       --------
Cash and cash equivalents at end of period .....................................    $  9,176       $ 77,173
                                                                                    ========       ========

Supplemental cash flow information:
       Cash paid for interest ..................................................    $ 13,312       $ 11,059
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve .............................       5,962          5,196
       Purchases of fixed assets with FF&E reserve .............................      (3,872)       (10,940)






                   The accompanying notes are an integral part of these financial statements.


                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") generally requires us to recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred for the three months ended March 31, 2001 and 2000, was $1,695 and $1,213, respectively.

Note 2.  Shareholders' Equity

In February 2001 we paid a $0.70 per share distribution to common shareholders for the quarter ended December 31, 2000. On April 3, 2001, our Trustees declared a distribution of $0.70 per share to be paid to common shareholders of record on April 23, 2001, which will be distributed on or about May 24, 2001.

On March 30, 2001, we paid a $0.59375 per share distribution to preferred shareholders.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

As of March 31, 2001, we had $27,000 outstanding on our $300,000 revolving credit facility. During April and May 2001, these outstanding amounts were repaid.

Note 4.  Real Estate Properties

During the three months ended March 31, 2001, we purchased two hotels for approximately $55,520 using cash on hand and borrowings under our revolving credit facility.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Note 5.  Significant Tenant

At March 31, 2001, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host"), is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 22% of our investments, at cost. The following results of operations for the twelve weeks ended March 23, 2001, and March 24, 2000, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by the lessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.


                                                       Twelve weeks ended    Twelve weeks ended
                                                         March 23, 2001         March 24, 2000
                                                          (unaudited)            (unaudited)
                                                       ------------------    -----------------

Revenues:
     Rental income1 .....................................   $ 11,455           $ 11,661
     Interest income ....................................         59                105
     Amortization of deferred gain ......................        664                664
     Other income .......................................                            31
                                                            --------           --------
        Total revenues ..................................     12,178             12,461
                                                            --------           --------

Expenses:
     Base and percentage rent expense ...................     12,366             12,570
     Corporate expenses .................................          2                  3
     Other expenses .....................................         39                  2
                                                            --------           --------
        Total expenses ..................................     12,407             12,575
                                                            --------           --------

     Net (loss) income ..................................       (229)              (114)
                                                            ========           ========




                                                         March 23, 2001
                                                          (unaudited)     December 31, 2000
                                                        ---------------   -----------------


     Assets .............................................   $ 69,039           $ 68,120
     Liabilities ........................................     41,288             40,140
     Equity .............................................     27,751             27,980



1    Percentage  rental  revenue of $2,291 and $1,972 for the twelve weeks ended March 23,
     2001 and March 24, 2000, respectively, was deferred in accordance with SAB 101 and is included in deferred rent on the balance sheet. Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

At March 31, 2001, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation ("Crestline"), is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the twelve weeks ended March 23, 2001, and March 24, 2000, and summarized balance sheet data of CCMH Courtyard I LLC as provided by the sublessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                                     Twelve weeks ended       Twelve weeks ended
                                                       March 23, 2001            March 24, 2000
                                                        (unaudited)               (unaudited)
                                                     ------------------       -----------------
Revenues:
     Hotels:
         Rooms .....................................     $ 50,162                 $ 47,338
         Food and beverage .........................        3,459                    3,383
         Other .....................................        1,616                    2,013
                                                         --------                 --------
             Total hotel revenues ..................       55,237                   52,734
                                                         --------                 --------
Operating costs and expenses:
      Hotels:
         Property-level costs and expenses:
             Rooms .................................       11,061                   10,695
             Food and beverage .....................        3,089                    3,040
             Other .................................       19,290                   18,072
         Other operating costs and expenses:
             System management fees ................        1,657                    1,582
             Other management fees .................        5,499                    4,959
             Lease expense .........................       12,960                   12,916
                                                         --------                 --------
             Total hotel expenses ..................       53,556                   51,264
                                                         --------                 --------
             Operating profit ......................        1,681                    1,470
                                                         --------                 --------

Corporate expenses .................................          (82)                     (78)
Interest expense ...................................          (61)                     (65)
Interest income ....................................            5                        2
                                                         --------                 --------
Income before income taxes .........................        1,543                    1,329
Income taxes .......................................         (633)                    (545)
                                                         --------                 --------
Net income .........................................     $    910                 $    784
                                                         ========                 ========


                                                       March 23, 2001
                                                        (unaudited)          December 31, 2000
                                                      ---------------        -----------------

Assets .............................................     $ 32,914                 $ 31,299
Liabilities ........................................        9,816                    9,111
Equity .............................................       23,098                   22,188


                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below:



                                                       Twelve weeks ended     Twelve weeks ended
                                                          March 23, 2001        March 24, 2000
                                                          (unaudited)            (unaudited)
                                                       ------------------     -----------------

Total hotel sales:
         Rooms .........................................     $50,162               $47,338
         Food and beverage .............................       3,459                 3,383
         Other .........................................       1,616                 2,013
                                                             -------               -------
         Total hotel sales .............................      55,237                52,734
                                                             -------               -------
Expenses:
         Rooms .........................................      11,061                10,695
         Food and beverage .............................       3,089                 3,040
         Other operating departments ...................         254                   269
         General and administrative ....................       5,738                 5,678
         Utilities .....................................       2,408                 1,940
         Repairs, maintenance and accidents ............       2,118                 1,955
         Marketing and sales ...........................       1,746                 1,567
         Chain services ................................       1,160                 1,171
         FF&E escrow deposits ..........................       2,762                 2,637
         Real estate tax ...............................       2,136                 1,944
         Land rent .....................................         505                   558
         System fees ...................................       1,657                 1,582
         Other costs ...................................         463                   354
                                                             -------               -------
         Total .........................................      35,097                33,390
                                                             -------               -------
Hotel revenues in excess of property-level costs
  and expenses .........................................     $20,140               $19,344
                                                             =======               =======



Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due HPT for this lease of $11,816 and $11,722 in the 2001 and 2000 periods, respectively.

                          HOSPITALITY PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2001 versus 2000

Rental income for the 2001 first quarter was $59,402, a 7.8% increase over rental income of $55,122 for the 2000 first quarter. This increase was due to the full quarter's impact of rent from the acquisition of hotels in 2000 and the two hotels acquired in 2001. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2001 first quarter was $6,409, a 7.4% increase over FF&E reserve income of $5,967 for the 2000 first quarter. This increase is due principally to the impact of acquisitions and the increased level of total sales experienced at our hotels. Interest income for the 2001 first quarter was $362, a 66.7% decrease from interest income of $1,088 for the 2000 first quarter. This decrease was due primarily to a lower average cash balance in the 2001 period.

Interest expense for the 2001 first quarter was $10,186, a 15.4% increase over interest expense of $8,828 for the 2000 first quarter. The increase was primarily due to average borrowings which were $59,478 higher during the 2001 period. Depreciation and amortization expense for the 2001 first quarter was $22,138, a 9.7% increase over depreciation and amortization expense of $20,176 for the 2000 first quarter. This increase was due principally to the full quarter's impact of the depreciation of hotels acquired in 2000 and the partial impact of hotels acquired in 2001 as well as the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2000 and 2001. General and administrative expense for the 2001 first quarter was $3,761, a 3.4% increase over general and administrative expense of $3,639 in the 2000 first quarter. This increase is due principally to the impact of additional hotels purchased in 2000 and 2001.

Net income for the 2001 first quarter was $30,088, or $0.53 per share, a 1.9% increase over net income for the 2000 first quarter of $29,534, or $0.52 per share. The increase was due to higher rental income, the effects of which were partially offset by the following: a decrease in interest income and increases in depreciation, interest expense and general and administrative expenses discussed above.

Net income available for common shareholders for the 2001 first quarter was $28,307 or $0.50 per share, a 2.0% increase over net income available for common shareholders of $27,753, or $0.49 per share, for the 2000 first quarter. This change resulted from the investment and operating activity discussed above.

Funds from operations, or FFO, is defined as net income available for common shareholders before extraordinary and non-recurring items, plus depreciation and amortization of real estate assets, plus deferred percentage rent relating to operations from the current periods, plus FF&E escrow payments which are not included in revenue. FFO does not equal cash flow from operating activities as defined by generally accepted accounting principals and should not be considered an alternative to net income as an indication of performance or to cash as a measure of liquidity. Cash available for distribution, or CAD, is FFO minus FF&E escrow payments plus amortization of deferred financing costs and other non-cash charges. For the 2001 first quarter FFO was $55,999, or $0.99 per share, and CAD was $46,678, or $0.83 per share. For the 2000 first quarter FFO was $52,601, or $0.93 per share, and CAD was $44,029, or $0.78 per share. Increases in FFO and CAD are attributable to the effects on revenues and expenses of the operating, investing and financing activities discussed above.

                          HOSPITALITY PROPERTIES TRUST



Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our total assets increased to $2,244,591 as of March 31, 2001, from $2,220,909 as of December 31, 2000. The increase resulted primarily from new investments in hotels of approximately $55,520 offset by reduced cash balances and depreciation expense.

Each of our leases requires the tenant to post a security deposit, generally equal to one year's minimum rent. The security deposit is payable to each tenant at lease expiration in the event the tenant elects not to exercise its lease renewal options. Some of our leases are guaranteed by our tenant's affiliates and these affiliates have deposited with us an aggregate of $29,667 in addition to the lease security deposits to secure their guaranty obligations. These guarantee deposits are payable to the guarantors upon the achievement and documentation of certain operating performance thresholds at the leased properties.

At March 31, 2001, we had $9,176 of cash and cash equivalents and $27,000 outstanding on our $300,000 revolving credit facility. In April and May 2001 we repaid the $27,000 outstanding on our revolving credit facility with cash on hand. From time to time, including currently, we consider entering into or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2,000,000 of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the Securities and Exchange Commission. Currently, we have $961,833 available on our shelf registration statement. We believe that the capital available to us from time to time will be sufficient for of our business plans.

All of our hotels are leased to and operated by third parties. All costs of operating and maintaining our hotels are paid by our tenants. In addition to minimum and percentage rents, all of our leases require a percentage, usually 5%, of total hotel sales to be escrowed by the tenant or operator into a reserve for future renovations and refurbishment ("FF&E Reserve"). As of March 31, 2001, we and our tenants had approximately $48,848 on deposit in these refurbishment escrow accounts. During the three months ended March 31, 2001, $10,268 was deposited into these accounts and $5,121 was spent to renovate and refurbish our properties. Certain of these accounts are held and owned by our tenants and not reflected in our balance sheet.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we expect not to pay federal income taxes. In 1999 federal legislation known as the REIT Modernization Act ("RMA") was enacted and became effective on January 1, 2001. The RMA among other things, allows a REIT to lease hotels to a so-called "taxable REIT subsidiary" if the hotel is managed by an independent third party. We believe that this legislation may provide opportunities for us to enter into transactions without the need to rely upon a third-party tenant.

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

A distribution of $0.59375 per preferred share for the first quarter 2001 was paid in March 2001.

A distribution of $0.70 per common share related to fourth quarter 2000 was made in February 2001. A distribution of $0.70 per common share related to first quarter 2001 was declared in April 2001 and will be paid in May 2001.

Funding for current expenses and distributions is generally provided by our operations, primarily leasing of our owned hotels.

                          HOSPITALITY PROPERTIES TRUST



Seasonality

Our hotels have historically experienced seasonal variations typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels will be sufficient for the tenants to pay our rents on a regular basis notwithstanding seasonal variations.

Certain Considerations

The discussion and analysis of our financial condition and results of operations requires us to make estimates and assumptions and contains statements of our beliefs, intentions or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets, the ability of our operators to pay rent, remain competitive or improve hotel operating revenues or results, our ability to make distributions, our tax status as a "real estate investment trust," and our ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital market conditions (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes to federal, state and local laws and other factors. We cannot predict the impact of these factors. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time.

Property Leases

As of March 31, 2001, we owned 224 hotels which are grouped into combinations and leased to 11 separate affiliates of publicly owned companies: Marriott International, Inc. ("Marriott"), Host, Crestline, Wyndham International, Inc. ("Wyndham"), Security Capital Group, Inc. ("Security Capital"), Candlewood Hotel Company ("Candlewood") and Prime Hospitality Corp. ("Prime").

The tables on the following pages summarize the key terms of our leases at March 31, 2001, and operating statistics of our tenants' operations of our hotels for the first quarter of 2001 and 2000.


                                                   HOSPITALITY PROPERTIES TRUST


------------------------------------------------------------------------------------------------------------------------------------

Lease Pool             Courtyard by     Residence Inn by    Residence Inn     Residence Inn by     Marriott(R)/Residence  Wyndham(R)
                         Marriott(R)        Marriott(R)     by Marriott(R)/  Marriott(R)/Courtyard   Inn by Marriott(R)/
                                                             Courtyard by      by Marriott(R)/        Courtyard by
                                                              Marriott(R)    TownePlace Suites        Marriott(R)/
                                                                               by Marriott(R)/       TownePlace Suites
                                                                             SpringHill Suites       by Marriott(R)
                                                                                by Marriott(R)
------------------------------------------------------------------------------------------------------------------------------------

Number of Hotels            53                 18                 14                 19                  17                12

Number of Rooms            7,610              2,178             1,819              2,756               2,663             2,321

Number of States            24                 14                 7                  14                  7                 8

Tenant                 Subsidiary of      Subsidiary of     Subsidiary of      Subsidiary of       Subsidiary of     Subsidiary of
                      Host subleased     Host subleased        Marriott          Crestline            Marriott          Wyndham
                     to subsidiary of   to subsidiary of
                         Crestline          Crestline

Manager                Subsidiary of      Subsidiary of     Subsidiary of      Subsidiary of       Subsidiary of     Subsidiary of
                         Marriott           Marriott           Marriott           Marriott            Marriott          Wyndham

Investment at
March 31, 2001
(000s)(1)                $512,025           $175,836           $148,812           $274,221            $203,643          $182,570

Security Deposits
(000s)(2)                 $50,540            $17,220           $14,881            $28,509             $21,322           $18,325

End of Initial
Lease Term                 2012               2010               2014               2015                2013              2014

Renewal Options(3)    3 for 12 years     1 for 10 years,   1 for 12 years,     2 for 10 years      2 for 10 years       4 for 12
                           each          2 for 15 years     1 for 10 years          each                each           years each
                                              each

Current Annual
Minimum Rent
(000s)                    $51,202            $17,584           $14,881            $28,509             $21,322           $18,325

Percentage Rent(4)          5.0%               7.5%               7.0%               7.0%                7.0%              8.0%

First Quarter:


   2001: Occupancy         75.2%               78.2%            77.7%             74.6%(5)             69.6%             70.9%
         ADR             $104.34             $107.12           $91.72           $112.38(5)            $84.90           $104.76
         RevPAR           $78.46              $83.77           $71.27            $83.84(5)            $59.09            $74.27


   2000: Occupancy         76.1%               81.4%            78.5%             72.2%(5)             68.1%             71.4%
         ADR              $97.28             $101.77           $87.80           $103.20(5)            $83.04            $98.09
         RevPAR           $74.03              $82.84           $68.92            $74.51(5)            $56.55            $70.04


------------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(2)  Excludes other deposits totaling approximately $29.7 million retained by HPT to secure various guarantee obligations to us.

(3)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(4)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(5)  Includes the 13 hotels in this lease pool which were open for at least one year prior to January 1, 2001.


                                                   HOSPITALITY PROPERTIES TRUST


------------------------------------------------------------------------------------------------------------------------------------

Lease Pool             Summerfield     AmeriSuites(R)   Candlewood     Candlewood      Homestead         Total /
                        Suites by                        Suites(R)       Suites(R)   Studio Suites(R)    Range /
                         Wyndham(R)                                                                      Average
------------------------------------------------------------------------------------------------------------------------------------

Number of Hotels            15              24              17             17              18              224

Number of Rooms           1,822           2,929           1,839           2,053          2,399            30,389

Number of States            8               13              14             14              5                36

Tenant                Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of
                         Wyndham          Prime         Candlewood     Candlewood       Security
                                                                                        Capital

Manager               Subsidiary of   Subsidiary of   Subsidiary of   Subsidiary of  Subsidiary of
                         Wyndham          Prime         Candlewood     Candlewood       Security
                                                                                        Capital
Investment at
March 31, 2001
(000s)(1)                $240,000        $243,350        $118,500       $142,400        $145,000        $2,386,357

Security Deposits
(000s)(2)                $15,000         $25,575         $12,081         $14,253        $15,960          $233,666

End of Initial                                                                                          2010-2017
Lease Term                 2017            2013            2011           2011            2015         (average 13
                                                                                                          years)

Renewal Options(3)       4 for 12        3 for 15        3 for 15       3 for 15        2 for 15      20 - 45 years
                        years each      years each      years each     years each      years each

Current Annual
Minimum Rent
(000s)                   $25,000         $25,575         $12,081         $14,253        $15,960          $244,692

Percentage Rent(4)         7.5%            8.0%           10.0%           10.0%          10.0%           5% - 10%

First Quarter:

   2001:  Occupancy        78.2%           58.7%           75.4%          70.9%           77.8%            73.1%
          ADR            $131.45          $78.11          $57.06         $61.00          $56.59           $91.79
          RevPAR         $102.79          $45.85          $43.02         $43.25          $44.03           $67.10


   2000: Occupancy         78.8%           57.4%           77.7%          78.9%           77.1%            73.5%
         ADR             $125.52          $78.36          $54.28         $55.09          $50.21           $86.17
         RevPAR           $98.91          $44.98          $42.18         $43.47          $38.71           $63.33

------------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(2)  Excludes other deposits totaling approximately $29.7 million retained by HPT to secure various guarantee obligations to us.

(3)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(4)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.


                          HOSPITALITY PROPERTIES TRUST


Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2000. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At March 31, 2001, our outstanding debt included four issues of fixed rate, senior unsecured notes as follows:

                     Interest Rate                                         Total Interest
Principal Balance      Per Year      Maturity     Interest Payments Due   Expense Per Year
-----------------      --------      --------     ---------------------   ----------------

$115,000                 8.25%         2005              Monthly             $  9,488
$150,000                 7.00%         2008           Semi-Annually          $ 10,500
$150,000                 8.50%         2009              Monthly             $ 12,750
$ 50,000                 9.125%        2010           Semi-Annually          $  4,563
---------                                                                    --------
$465,000                                                                     $ 37,301

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,730. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of March 31, 2001, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $18,731.

Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. Our $115 million 8.25% notes due 2005 are callable by us at par any time after November 15, 2001. Our $150 million 8.5% notes due 2009 are callable by us at par any time after December 15, 2002. In other cases we are allowed to make prepayments only at a premium to face value. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our line of credit bears interest at floating rates and matures in 2002. As of March 31, 2001, we had $27,000 outstanding and $273,000 available for drawing under our revolving credit facility. Subsequent to the end of the 2001 first quarter the amount outstanding was repaid and we currently have $300,000 available for drawing under our revolving credit facility. Our revolving credit facility is available to finance our commitments and for general business purposes. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt. The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt outstanding at March 31, 2001:

                                 Interest       Debt      Annualized Interest     Impact of
Circumstance                       Rate     Outstanding         Expense             Change
------------                       ----     -----------         -------             ------

Conditions at March 31, 2001       6.3%       $ 27,000           $1,701                --
A 10% increase                     6.9%       $ 27,000           $1,863              $162
A 10% decrease                     5.7%       $ 27,000           $1,539             ($162)

The foregoing table shows the impact of an immediate change in floating interest rates. If these changes occurred gradually over time the impact would be spread over time.

The interest rate market which has an impact upon us is the U.S. dollar interest rate for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

                          HOSPITALITY PROPERTIES TRUST



                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO THE DECLARATION, TIMING OR PAYMENT OF DISTRIBUTIONS OR OBLIGATIONS, OUR POLICIES AND PLANS REGARDING OUR TAXATION AND REIT QUALIFICATION, MANAGING INTEREST RATE RISK, INVESTMENTS, FINANCING, SEASONALITY OR OTHER MATTERS, TRENDS AFFECTING OUR OR OUR TENANTS' FINANCIAL CONDITION OR RESULTS OF OPERATIONS OR FACTORS WHICH AFFECT OUR HOTELS' QUALITY, OPERATIONS, FINANCIAL RESULTS OR COMPETITIVENESS. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE WITHOUT LIMITATION CHANGES IN FINANCING TERMS, OUR ABILITY OR INABILITY TO COMPLETE ACQUISITIONS AND FINANCING TRANSACTIONS, RESULTS OF OPERATIONS OF OUR HOTELS OR OUR TENANTS AND GENERAL CHANGES IN TECHNOLOGICAL, INDUSTRY OR GENERAL ECONOMIC CONDITIONS NOT PRESENTLY CONTEMPLATED. THE ACCOMPANYING INFORMATION CONTAINED IN THIS FORM 10-Q, AND INFORMATION IN OUR ANNUAL REPORT ON FORM 10-K INCLUDING THE INFORMATION UNDER THE HEADINGS "BUSINESS AND PROPERTIES" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,"
IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES BETWEEN FORWARD-LOOKING STATEMENTS AND ACTUAL FUTURE RESULTS.

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO (THE "DECLARATION"), IS FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES
UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, THE TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF THE TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II           Other Information

Item 2.   Changes in Securities

In January 2001 we issued 33,828 common shares in payment of an incentive fee of $762,294 for services rendered by REIT Management & Research, Inc. ("RMR") during 2000 based upon a per common share price of $22.5344. As further described in our Form 10-K, the Company has an agreement with RMR whereby RMR provides investment, management and administrative services to the Company. These restricted securities were issued to RMR pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         12.1     Computation of Ratio of Earnings to Fixed Charges
         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         (b)      Reports on Form 8-K

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HOSPITALITY PROPERTIES TRUST


                          /s/ Thomas M. O'Brien
                          Thomas M. O'Brien
                          Treasurer and Chief Financial Officer
                          (authorized officer and principal financial officer)
                          Dated:  May 9, 2001