Form 10-Q
period 2001-06-30
HOSPITALITY PROPERTIES TRUST
filed 2001-08-10
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                                                     Shares outstanding
                  Class                              at August 10 , 2001
---------------------------------------              -------------------
Common shares of beneficial
   interest, $0.01 par value per share               62,515,940


                                    HOSPITALITY PROPERTIES TRUST

                                              FORM 10-Q

                                            June 30, 2001


                                                INDEX

                                                                                               Page

PART I         Financial Information (Unaudited)

               Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets - June 30, 2001 and
                     December 31, 2000..................................................         3

                   Consolidated Statements of Income - Three and Six Months Ended
                     June 30, 2001 and 2000.............................................         4

                   Condensed Consolidated Statements of Cash Flows - Six Months
                     Ended June 30, 2001 and 2000......................................          5

                   Notes to Condensed Consolidated Financial Statements.................         6

               Item 2.

                   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..............................................        11

               Item 3.

                   Quantitative and Qualitative Disclosures About Market Risk...........        18

                   Certain Important Factors............................................        19

PART II        Other Information

               Item 2.

                   Changes in Securities................................................        20

               Item 4.

                   Submission of Matters to a Vote of Security Holders..................        20

               Item 6.

                   Exhibits and Reports on Form 8-K.....................................        20

               Signature................................................................        21




Item 1.  Financial Statements

                                     HOSPITALITY PROPERTIES TRUST

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)


                                                                          June 30,      December 31,
                                                                            2001            2000
                                                                         -----------    ------------
                                                                         (unaudited)

ASSETS

Real estate properties, at cost .................................        $ 2,595,759    $ 2,429,421
Accumulated depreciation ........................................           (316,563)      (271,934)
                                                                         -----------    -----------
                                                                           2,279,196      2,157,487

Cash and cash equivalents .......................................                127         24,601
Restricted cash (FF&E reserve) ..................................             33,583         27,306
Other assets, net ...............................................              9,999         11,515
                                                                         -----------    -----------
                                                                         $ 2,322,905    $ 2,220,909
                                                                         ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount ...................................        $   464,764    $   464,748
Revolving credit facility .......................................            112,000             --
Security and other deposits .....................................            263,333        257,377
Other liabilities ...............................................             20,214         15,844

Shareholders' equity:
    Series A preferred shares, 9.5% cumulative redeemable at
      $25/share, no par value; 3,000,000 shares issued and
      outstanding ...............................................             72,207         72,207
    Common shares of beneficial interest,  $0.01 par value,
      56,507,240 and 56,472,512 issued and outstanding,
      respectively...............................................                565            565
    Additional paid-in capital ..................................          1,507,762      1,506,976
    Cumulative net income .......................................            503,223        441,707
    Cumulative preferred distributions ..........................            (15,794)       (12,231)
    Cumulative common distributions .............................           (605,369)      (526,284)
                                                                         -----------    -----------
      Total shareholders' equity ................................          1,462,594      1,482,940
                                                                         -----------    -----------
                                                                         $ 2,322,905    $ 2,220,909
                                                                         ===========    ===========





    The accompanying notes are an integral part of thesefinancial statements.



                                           HOSPITALITY PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except per share amounts, unaudited)


                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                 ---------------------------         ----------------------------
                                                    2001              2000              2001              2000
                                                 -----------       ---------         ----------        ----------

Revenues:
  Rental income .............................      $ 60,114         $ 56,188          $119,516          $111,310
  FF&E reserve income .......................         7,145            6,599            13,554            12,566
  Hotel operating revenues ..................         2,783               --             2,783                --
  Interest income ...........................            97              852               459             1,940
                                                   --------         --------          --------          --------
       Total revenues .......................        70,139           63,639           136,312           125,816
                                                   --------         --------          --------          --------

Expenses:
  Hotel operating expenses ..................         1,855               --             1,855                --
  Interest (including amortization of
     deferred financing costs of $604,
     $512, $1,207, and $1,024,
     respectively) ..........................        10,520            8,981            20,706            17,809
  Depreciation and amortization .............        22,491           20,693            44,629            40,869
  General and administrative ................         3,845            3,660             7,606             7,299
                                                   --------         --------          --------          --------
       Total expenses .......................        38,711           33,334            74,796            65,977
                                                   --------         --------          --------          --------

Net income ..................................        31,428           30,305            61,516            59,839
Preferred distributions .....................         1,781            1,781             3,563             3,563
                                                   --------         --------          --------          --------
Net income available for common
  shareholders ..............................      $ 29,647         $ 28,524          $ 57,953          $ 56,276
                                                   ========         ========          ========          ========

Weighted average common shares
  outstanding ...............................        56,507           56,463            56,501            56,461
                                                   ========         ========          ========          ========


Basic and diluted earnings per
  common share:
  Net income ................................      $   0.56         $   0.54          $   1.09          $   1.06
                                                   ========         ========          ========          ========

  Net income available for common
     shareholders ...........................      $   0.52         $   0.51          $   1.03          $   1.00
                                                   ========         ========          ========          ========




   The accompanying notes are an integral part of these financial statements.



                                               HOSPITALITY PROPERTIES TRUST

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands, unaudited)



                                                                                          Six Months Ended June 30,
                                                                                      ----------------------------------
                                                                                          2001                  2000
                                                                                      -------------         ------------

Cash flows from operating activities:
   Net income ..................................................................        $  61,516            $  59,839
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization ...........................................           44,629               40,869
       Amortization of deferred financing costs as interest ....................            1,207                1,024
       FF&E reserve deposits ...................................................          (13,690)             (12,566)
       Deferred percentage rent ................................................            2,983                2,770
       Net change in assets and liabilities ....................................            2,899                  813
                                                                                        ---------            ---------
           Cash provided by operating activities ...............................           99,544               92,749
                                                                                        ---------            ---------

Cash flows from investing activities:
   Real estate acquisitions ....................................................         (158,925)            (131,596)
   Increase in security and other deposits .....................................            5,956               13,910
                                                                                        ---------            ---------
           Cash used in investing activities ...................................         (152,969)            (117,686)
                                                                                        ---------            ---------

Cash flows from financing activities:
Distributions to common shareholders ...........................................          (79,085)             (77,913)
Distributions to preferred shareholders ........................................           (3,563)              (3,563)
Draws on revolving credit facility .............................................          150,000               42,000
Repayment of revolving credit facility .........................................          (38,000)                  --
Finance costs ..................................................................             (401)                  --
                                                                                        ---------            ---------
           Cash provided by (used in) financing activities .....................           28,951              (39,476)
                                                                                        ---------            ---------

Decrease in cash and cash equivalents ..........................................          (24,474)             (64,413)
Cash and cash equivalents at beginning of period ...............................           24,601               73,554
                                                                                        ---------            ---------
Cash and cash equivalents at end of period .....................................        $     127            $   9,141
                                                                                        =========            =========

Supplemental cash flow information:
       Cash paid for interest ..................................................        $  19,294            $  16,752
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve .............................           12,621               11,064
       Purchases of fixed assets with FF&E reserve .............................           (7,413)             (14,368)






   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

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

Minimum rental income, interest income and FF&E reserve income are recognized when earned under the related lease arrangements. The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") generally requires us to recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred for the three months ended June 30, 2001 and 2000, was $1,288 and $1,557, respectively, and for the six months ended June 30, 2001 and 2000, was $2,983 and $2,770, respectively. As described in Note 4, as of June 15, 2001, ten hotels which we own are leased to a subsidiary of ours and managed under a long-term management arrangement with Marriott International, Inc. The hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are recognized for these ten hotels when earned.

Note 2.  Shareholders' Equity

In May 2001 we paid a $0.70 per share distribution to common shareholders for the quarter ended March 31, 2001. On June 27, 2001, our Trustees declared a distribution of $0.71 per share to be paid to common shareholders of record on July 6, 2001. This amount will be distributed on or about August 23, 2001.

On June 29, 2001, we paid a $0.59375 per share distribution to preferred shareholders.

We do not present diluted earnings per share because we have no dilutive instruments.

On August 3, 2001, we sold 5.75 million common shares, raising gross proceeds of $161,288 ($ 28.05 per share), and net proceeds after expenses of $152,658. In connection therewith, on August 10, 2001, we sold an additional 250 thousand common shares pursuant to an underwriter purchase option, raising gross proceeds of $7,013 ($28.05 per share) and net proceeds after expenses of $6,638.

In July 2001, 8,700 common shares were awarded to officers of the Company and other employees of REIT Management & Research, Inc. ("RMR"), the Company's investment manager and affiliate, pursuant to the 1995 Incentive Share Award Plan. In May 2001 the Company's three independent trustees were each awarded 300 common shares under this plan as part of their annual fees. A portion of the shares awarded to the officers of the Company and other employees of RMR vest immediately and the balance vests over a two-year period. The shares awarded to the trustees vest immediately.

Note 3.  Indebtedness

As of June 30, 2001, we had $112,000 outstanding on our revolving credit facility. In July and August 2001 we paid all outstanding amounts on this revolving credit facility primarily with the proceeds of the equity sale described in Note 2. Our revolving credit facility is available to finance acquisitions and for general business purposes up to $300,000.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

Note 4.  Real Estate Properties

During the six months ended June 30, 2001, we purchased six hotels for $158,925 using cash on hand and borrowings under our revolving credit facility.

On June 15, 2001, we purchased four hotels from Marriott International, Inc. for $101,500. These four hotels have been combined together with six additional hotels which we own into a new management arrangement with Marriott. An additional 25 hotels which we own are to be added to that arrangement in the next three years. All of these 35 hotels will be leased to our 100% owned taxable REIT subsidiary and all will be managed by Marriott. The new management arrangement continues to 2019 and may be extended at Marriott's option for two 15 year renewal terms. The management arrangement with Marriott provides for pooled or combined calculations of operating performance for all these hotels and a priority return to our subsidiary tenant which is equal to the rent payable to us by our subsidiary. This arrangement also requires an FF&E Reserve escrow, a cash hold back and guaranty from Marriott for the priority return and various security features which are similar to our leasing arrangements with Marriott. Also, our subsidiary tenant will retain the net operating cash flow of these hotels in excess of rent payable to us and of the management fee payable to Marriott.

Between June 15 and 30, 2001, only 10 of these 35 hotels were included in this new management arrangement and the remaining 25 hotels continued to be leased to subsidiaries of Marriott. The new management arrangement for the remaining 25 hotels will become effective during the next two to three years. Until the new arrangement is fully effective, all of Marriott's obligations to us under its leases and the new management arrangement are subject to cross default and cross collateralization of existing security features. As hotels become subject to the new management arrangement, we will begin to report the hotel operating revenues and hotel operating expenses realized by our subsidiary tenant in our consolidated statement of income, and the rental income which we previously received from Marriott will decline. The substitute rent which we receive from our subsidiary tenant will not be reported on our consolidated financial statements, but the yield on our investment in the managed hotels will be the net of hotel operating revenues less hotel operating expenses.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

Note 5.  Significant Tenant

At June 30, 2001, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host") is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 20% of our investments, at cost. The following results of operations for the twenty-four weeks ended June 15, 2001, and June 16, 2000, and summarized balance sheet data of HMH HPT Courtyard LLC are provided by the lessee's management.


                              HMH HPT Courtyard LLC
                   (a subsidiary of Host Marriott Corporation)


                                                      Twenty-four weeks          Twenty-four weeks
                                                     ended June 15, 2001        ended June 16, 2000
                                                         (unaudited)                (unaudited)
                                                    -----------------------    -----------------------
Revenues:
         Rental income1 ..........................         $ 23,222                   $ 23,356
         Interest income .........................              164                        330
         Amortization of deferred gain ...........            1,328                      1,328
         Other income ............................               --                         31
                                                           --------                   --------
            Total revenues .......................           24,714                     25,045
                                                           --------                   --------

Expenses:
         Base and percentage rent expense ........           24,986                     25,898
         Corporate expenses ......................              926                        928
         Other expenses ..........................               68                         16
                                                           --------                   --------
            Total expenses .......................           25,980                     26,842
                                                           --------                   --------
           Income (loss) before taxes ............           (1,266)                    (1,797)
           Provision for income taxes ............               --                         --
                                                           --------                   --------

           Net (loss) income .....................         $ (1,266)                  $ (1,797)
                                                           ========                   ========


                                                          June 15, 2001
                                                           (unaudited)            December 31, 2000
                                                          --------------         ------------------

         Assets ..................................         $ 68,817                   $ 68,120
         Liabilities .............................           42,103                     40,140
         Equity ..................................           26,714                     27,980


       1 Percentage rental revenue of $5,068 and $5,193 for the twenty-four weeks ended June 15, 2001, and June 16, 2000, respectively, was deferred in accordance with SAB 101 and is included as deferred rent in liabilities on the balance sheet. Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

At June 30, 2001, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation ("Crestline") is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the twenty-four weeks ended June 15, 2001, and June 16, 2000, and summarized balance sheet data of CCMH Courtyard I LLC are provided by the sublessee's management.

                              CCMH Courtyard I LLC
                 (a subsidiary of Crestline Capital Corporation)


                                                               Twenty-four weeks        Twenty-four weeks
                                                                     ended                    ended
                                                                 June 15, 2001            June 16, 2000
                                                                  (unaudited)              (unaudited)
                                                               ------------------       ------------------
Revenues:
     Hotels:
         Rooms .........................................           $ 102,905                 $ 100,962
         Food and beverage .............................               6,942                     7,115
         Other .........................................               3,175                     3,942
                                                                   ---------                 ---------
                Total hotel revenues ...................             113,022                   112,019
                                                                   ---------                 ---------
Operating costs and expenses:
      Hotels:
         Property-level costs and expenses:
             Rooms .....................................              22,154                    22,098
             Food and beverage .........................               6,131                     6,302
             Other .....................................              38,343                    36,895
         Other operating costs and expenses:
             Management fees ...........................              14,682                    14,404
             Lease expense .............................              28,252                    29,121
                                                                   ---------                 ---------
                Total hotel expenses ...................             109,562                   108,820

                                                                   ---------                 ---------
             Operating profit ..........................               3,460                     3,199

Corporate expenses .....................................                (148)                     (146)
Interest expense .......................................                (120)                     (131)
Interest income ........................................                 146                         7
                                                                   ---------                 ---------
Income before income taxes .............................               3,338                     2,929
Income taxes ...........................................              (1,335)                   (1,201)
                                                                   ---------                 ---------
Net income .............................................           $   2,003                 $   1,728
                                                                   =========                 =========


                                                                 June 15, 2001
                                                                  (unaudited)             December 31, 2000
                                                                 -------------            -----------------
Assets .................................................           $  35,269                 $  31,299
Liabilities ............................................               9,743                     9,111
Equity .................................................              25,526                    22,188



                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below and present revenues in excess of those expenses which are not subordinate to our rent:


                                                               Twenty-four weeks        Twenty-four weeks
                                                                     ended                    ended
                                                                 June 15, 2001            June 16, 2000
                                                                  (unaudited)              (unaudited)
                                                               -----------------        -----------------
Total hotel sales:
         Rooms .........................................             $102,905                $100,962
         Food and beverage .............................                6,942                   7,115
         Other .........................................                3,175                   3,942
                                                                     --------                --------
         Total hotel sales .............................              113,022                 112,019
                                                                     --------                --------
Expenses:
         Rooms .........................................               22,154                  22,098
         Food and beverage .............................                6,131                   6,302
         Other operating departments ...................                  704                     726
         General and administrative ....................               11,277                  11,445
         Utilities .....................................                4,376                   3,564
         Repairs, maintenance and accidents ............                4,350                   4,104
         Marketing and sales ...........................                3,609                   3,357
         Chain services ................................                2,374                   2,487
         FF&E escrow deposits ..........................                5,651                   5,601
         Real estate tax ...............................                3,974                   3,826
         Land rent .....................................                  979                   1,034
         System fees ...................................                3,391                   3,361
         Other costs ...................................                  783                     803
                                                                     --------                --------
         Total departmental expenses ...................               69,753                  68,708
                                                                     --------                --------
Hotel revenues in excess of property-level costs
  and expenses .........................................             $ 43,269                $ 43,311
                                                                     ========                ========

Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due to us for this lease of $23,643 and $23,477 in the 2001 and 2000 periods, respectively.

                          HOSPITALITY PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

This discussion includes references to Cash Available for Distribution ("CAD").

We compute CAD as net income available for common shareholders plus depreciation and amortization expense, plus non-cash expenses (including only amortization of deferred financing costs and administrative expenses to be settled in our common shares), minus those deposits made into FF&E Escrow accounts which are owned by us but which are restricted to use for improvements at our properties. In calculating CAD, we also add percentage rents deferred pursuant to SAB 101 described in Note 1 to our financial statements.

Our method of calculation of CAD may not be comparable to CAD which may be reported by other REITs that define this term differently.

We consider CAD to be an appropriate measure of performance for an equity REIT, along with cash flow from operating activities, investing activities and financing activities, because it provides investors with an indication of an equity REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our CAD is an important factor considered by our Board of Trustees in determining the amount of our distributions to shareholders. CAD does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income or cash flow from operating activities as measures of financial performance or liquidity.

Our discussion of funds from operations, or FFO, in previous reports has been omitted in this Form 10-Q. After discussions with the Securities and Exchange Commission, we determined that continued presentation of FFO would provide no material additional information.

Three Months Ended June 30, 2001 versus 2000

Rental income for the 2001 second quarter was $60,114 a 7.0% increase over rental income of $56,188 for the 2000 second quarter. This increase was due primarily to the full quarter's impact of rent from the acquisition of 14 hotels subsequent to the first quarter 2000. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2001 second quarter was $7,145, an 8.3% increase over FF&E reserve income of $6,599 for the 2000 second quarter. This increase is due principally to the impact of acquisitions. Interest income for the 2001 second quarter was $97, an 88.6% decrease from interest income of $852 for the 2000 second quarter. This decrease was due to a lower average cash balance and a lower average interest rate in the 2001 period.

Interest expense for the 2001 second quarter was $10,520, a 17.1% increase over interest expense of $8,981 for the 2000 second quarter. The increase was primarily due to average borrowings which were $37,720 higher during the 2001 period. Depreciation and amortization expense for the 2001 second quarter was $22,491, an 8.7% increase over depreciation and amortization expense of $20,693 for the 2000 second quarter. This increase was due principally to the full quarter's impact of the depreciation of 14 hotels acquired subsequent to first quarter 2000 plus four hotels purchased during the 2001 second quarter and the partial impact of the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2000 and 2001. General and administrative expense for the 2001 second quarter was $3,845, a 5.1% increase over general and administrative expense of $3,660 in the 2000 second quarter. This increase is due principally to the impact of additional hotels purchased in 2000 and 2001.

As described above in Note 4 to our financial statements, on June 15, 2001, we leased 10 hotels to our 100% owned subsidiary. These hotels are managed for our account by Marriott International, Inc. The operating income from these hotels is used to pay us rent on a priority basis and the balance, after paying management fees to Marriott, is retained by our subsidiary. The rent which we receive from our subsidiary is eliminated on our consolidated financial statement; and our investment return on hotels managed for the account of our subsidiary is the net of hotel operating revenues less hotel operating expenses. During the period June 15 to 30, 2001, operating revenues and expenses from these 10 hotels

                          HOSPITALITY PROPERTIES TRUST

realized by our subsidiary were $2,783 and $1,866, respectively, creating net operating income of $928. These were no comparable hotel operating revenues or expenses in the year 2000 period.

Net income for the 2001 second quarter was $31,428, a 3.7% increase over net income for the 2000 second quarter. The increase was primarily due to higher rental income and the excess of hotel operating revenues over hotel operating expenses, offset somewhat by a decrease in interest income and an increase in interest, depreciation and general and administrative expenses.

Net income available for common shareholders for the 2001 second quarter was $29,647, or $0.52 per share, a 3.9% increase over net income available for common shareholders of $28,524 for the 2000 second quarter. This change resulted from the investment and operating activity discussed above.

Cash Available for Distribution, or CAD, for the second quarters of 2001 and 2000 is derived as follows:

                                                          2001          2000
                                                        --------     ---------

Net income available for common shareholders            $ 29,647     $  28,524

Add:   Depreciation and amortization                      22,491        20,693
       Deferred percentage rents                           1,288         1,557
       Non-cash expenses, primarily amortization of
       deferred financing costs as interest                  949           854

Less:  FF&E reserves (1)                                   7,281         6,599
                                                        ---------    ----------

Cash available for distribution                         $ 47,094     $  45,029

(1) All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at our hotels. Our net income includes $7,281 (including $136 of hotel operating revenues which we have escrowed for the ten hotels discussed in Note 4 to our financial statements) and $6,599 for the 2001 and 2000 second quarters respectively, of deposits into FF&E reserve escrow accounts owned by us, which are removed here because these amounts are not available to us for distributions to shareholders. Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2001 and 2000 periods made respectively, totaled $3,967 and $4,045 are not removed here because they are not included in our income.

CAD for the 2001 second quarter was $47,094 a 4.5% increase over CAD of $45,029 for the 2000 second quarter. This increase was due primarily to the impact of rent from the acquisition of 14 hotels subsequent to the 2000 first quarter, offset somewhat by the decrease in interest income discussed above, a decrease in percentage rents received in cash, and by the increases in interest and general and administrative expense discussed above.

Six Months Ended June 30, 2001 versus 2000

Rental income for the first six months of 2001 was $119,516, a 7.4% increase over rental income of $111,310 for the 2000 period. This increase was due primarily to the full period's impact of 12 hotels purchased during 2000 and the partial impact of six hotels purchased in 2001, as discussed above. FF&E reserve income for the first six months of 2001 was $13,554, a 7.9% increase over FF&E reserve income of $12,566 for the 2000 period. This increase is due principally to the impact of the acquisitions discussed above. Interest income for the first six months of 2001 was $459, a 76.3% decrease from interest income of $1,940 for the 2000 period. This decrease was due to a lower average cash balance and a lower average interest rate in the 2001 period.

Interest expense for the first six months of 2001 was $20,706, a 16.3% increase over interest expense of $17,809 for the first six months of 2000. The increase was due to higher average borrowings during the 2001 period resulting from the issuance of $50,000 in senior, fixed rate notes in July 2000, offset somewhat by lower interest rates on our revolving credit facility. Depreciation and amortization expense for the first six months of 2001 was $44,629, a 9.2% increase

                          HOSPITALITY PROPERTIES TRUST

over depreciation and amortization expense of $40,869 for the first six months of 2000. This increase was due principally to the full period's impact of the depreciation of 12 hotels acquired during 2000 and the partial impact of six hotels acquired during 2001 in addition to the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2000 and 2001. General and administrative expense for the first six months of 2001 was $7,606, a 4.2% increase over general and administrative expense of $7,299 for the first six months of 2000. This increase is due principally to the impact of additional hotels purchased in 2000 and 2001.

As discussed above, the six month period ending June 30, 2001, includes hotel operating revenues of $2,783 and expenses of $1,855 realized by our 100% owned subsidiary from 10 hotels managed by Marriott for our account during the period June 15 to June 30, 2001. There were no hotels managed for our account in 2000, and, accordingly, there are no comparable results.

Net income for the first six months of 2001 was $61,516, a 2.8% increase over net income of $59,839 for the first six months of 2000. The increase was primarily due to higher rental income, and the excess of hotel sales over hotel operating expenses, the effects of which were offset by increases in depreciation, interest and general and administrative expenses as well as reduced interest income. These changes, were primarily the result of additional hotels purchased during 2001 and 2000.

Net income available for common shareholders for the first six months of 2001 was $57,953, a 3.0% increase over net income available for common shareholders of $56,276 for the 2000 period. This increase resulted from the factors discussed above. On a per share basis, net income available for common shareholders was $1.03, which is an increase 3.0% from the 2000 period of $1.00.

Cash Available for Distribution, or CAD, for the first six months of 2001 and 2000 is derived as follows:
                                                          2001          2000
                                                        --------     ---------

Net income available for common shareholders            $ 57,953     $ 56,276

Add:   Depreciation and amortization                      44,629       40,869
       Deferred percentage rents                           2,983        2,770
       Non-cash  expenses, primarily amortization  of
       deferred financing costs as interest                1,896        1,708

Less:  FF&E reserves (1)                                  13,690       12,566
                                                        --------     --------

Cash available for distribution                         $ 93,771     $ 89,057

(1) All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at our hotels. Our net income includes $13,690 (including $136 of hotel operating revenues which we have escrowed for the hotels discussed in Note 4 to our financial statements) and $12,566 for the first six months of 2001 and 2000 respectively, of deposits into FF&E reserve escrow accounts owned by us, which are removed here because these amounts are not available to us for distributions to shareholders. Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2001 and 2000 periods made respectively, totaled $7,826 and $7,504 are not removed here because they are not included in our income.

CAD for the first six months of 2001 was $93,771 a 5.3% increase over CAD of $89,058 for the 2000 period. This increase was due primarily to the impact of rent from the acquisition of 18 hotels in 2000 and 2001 and an increase in percentage rents received in cash, offset somewhat by the decrease in interest income discussed above and by the increases in interest and general and administrative expense discussed above.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our total assets increased to $2,322,905 as of June 30, 2001, from $2,220,909 as of December 31, 2000. The increase resulted primarily from investments in additional hotels of $158,925 offset by reduced cash balances and depreciation expense.

At June  30,  2001,  we had  $127 of cash  and  cash  equivalents  and  $112,000 outstanding on our $300,000 revolving credit facility. On August 3, 2001, we sold 5.75 million common shares, raising gross proceeds of $161,288 ($28.05 per share). Net proceeds (after underwriting costs and other offering expenses) of approximately $152,658 were used to repay all outstanding amounts under our revolving credit facility and for general business purposes. We granted the underwriters of this offering an overallotment option to purchase up to 862,500 additional common shares on the same terms and conditions. On August 10, 2001, we sold 250,000 addition common shares to the underwriters pursuant to this option, raising gross proceeds of $7,013 ($28.05 per share) and net proceeds of $6,638.

From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2,000,000 of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the Securities and Exchange Commission. As of August 10, 2001, we have $793,951 available under our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plans.

All of our hotels are leased to or operated by third parties. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. Five to six percent of total sales at all of our hotels are escrowed as a reserve for future renovations and refurbishment ("FF&E Reserve"). As of June 30, 2001, there was approximately $52,620 on deposit in these refurbishment escrow accounts. During the six months ended June 30, 2001, $21,496 was deposited into these accounts and $12,577 was spent to renovate and refurbish our properties. Certain of these accounts are held and owned by tenants and not reflected on our balance sheet.

On June 18, 2001, we announced our purchase of four hotels from Marriott for $101.5 million. This investment was funded with a combination of cash on hand and a borrowing on our revolving bank credit facility. The four hotels include 900 rooms. Together with 31 hotels previously owned by us and leased to subsidiaries of Marriott, these hotels will all be leased to a new subsidiary of ours. All 35 hotels will continue to be operated by Marriott under long-term management agreements.

From time to time during the normal course of our business, including currently, we are in various stages of discussions and negotiations concerning possible hotel acquisitions, leases and management arrangements. We are in advanced stages of negotiating for the purchase of two hotels and the leasing of these hotels to an existing tenant. The expected purchase price for these hotels is approximately $29 million. This possible purchase is subject to contingencies and may not be consummated.

To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999 federal legislation known as the REIT Modernization Act ("RMA") was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a so-called "taxable REIT subsidiary" if the hotel is managed by an independent third party. As described in Note 4 to our financial statements, we entered our first transaction using a taxable REIT subsidiary on June 15, 2001. The income realized by our taxable REIT subsidiary in excess of the rent paid to us by our subsidiary will be subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our taxable REIT subsidiary improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

A distribution of $0.59375 per preferred share for the second quarter 2001 was paid in June 2001.

Common share distributions of $0.70 per common share declared with respect to the first quarter 2001 results were made in May 2001. Common share distributions of $0.71 per common share declared with respect to second quarter 2001 results will be paid to shareholders in August 2001.

                          HOSPITALITY PROPERTIES TRUST

Funding for hotel operating expenses is provided by hotel operating revenues. Funding for other current expenses and for distributions is provided by our operations, primarily rents derived from leasing and the excess of hotel operating revenues over hotel operating expenses of our hotels.

Seasonality

Our hotels have historically experienced seasonal variations typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels will be sufficient for the tenants to pay our rents on a regular basis notwithstanding seasonal variations. Seasonality may effect our hotel operating revenues but, while the guarantees described in Note 4 to our financial statements remain in place, seasonality is not expected to effect our priority returns.

Certain Considerations

The discussion and analysis of our financial condition and results of operations requires us to make estimates and assumptions and contains statements of our beliefs, intentions or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets, the ability of our operators to pay rent, remain competitive or improve hotel operating revenues or results, our ability to make distributions, our tax status as a REIT and our ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital market conditions (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes in guest preferences, brand recognition, changes to federal, state and local laws and other factors. We cannot predict the impact of these factors. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time.

Properties

As of June 30, 2001, we owned 228 hotels which are grouped into ten combinations and leased to or managed by separate affiliates of publicly owned companies:
Marriott, Host, Crestline, Wyndham International, Inc. ("Wyndham"), Security Capital Group, Inc. ("Security Capital"), Candlewood Hotel Company ("Candlewood") and Prime Hospitality Corp. ("Prime").

The tables on the following pages summarize the key terms of our leases and other operating agreements at June 30, 2001, and operating statistics of our tenants' operations of our hotels for the first half of 2001 and 2000.

                                              HOSPITALITY PROPERTIES TRUST



Hotel Portfolio               Courtyard by      Residence Inn     Residence Inn by      Marriott(R)/Residence    Wyndham(R)
                                Marriott(R)      by Marriott(R)  Marriott(R)/Courtyard   Inn by Marriott(R)/
                                                                   by Marriott(R)/         Courtyard by
                                                                 TownePlace Suites         Marriott(R)/
                                                                   by Marriott(R)/       TownePlace Suites
                                                                 SpringHill Suites        by Marriott(R)/
                                                                    by Marriott(R)       SpringHill Suites
                                                                                         by Marriott(R)(1)
---------------------------------------------------------------------------------------------------------------------------
Number of Hotels                   53                 18                 19                     35                   12

Number of Rooms                   7,610             2,178              2,756                  5,382                2,321

Number of States                   24                 14                 14                     15                   8

Tenant                        Subsidiary of     Subsidiary of      Subsidiary of          Subsidiary of        Subsidiary of
                             Host subleased     Host subleased       Crestline              Marriott /            Wyndham
                            to subsidiary of    to subsidiary                             Subsidiary of
                                Crestline        of Crestline                              Hospitality
                                                                                         Properties Trust

Manager                       Subsidiary of     Subsidiary of      Subsidiary of          Subsidiary of        Subsidiary of
                                Marriott           Marriott           Marriott               Marriott             Wyndham

Investment at
June 30, 2001 (000s) (2)        $512,757           $176,689           $274,221               $453,955             $182,570

Deposits (000s) (3)              $50,540           $17,220            $28,509                $36,203              $18,325

End of Initial Term               2012               2010               2015                   2019                 2014

Renewal Options (4)          3 for 12 years    1 for 10 years,     2 for 10 years         2 for 15 years          4 for 12
                                  each          2 for 15 years          each                   each              years each
                                                     each
Current Annual Minimum
Rent / Return (000s)             $51,276           $17,669            $28,509                $48,287              $18,325

Percentage Rent/Return (5)         5.0%               7.5%               7.0%                   7.0%                 8.0%


Year to date June:

   2001: Occupancy                76.4%              78.8%              76.0% (6)              75.7% (7)            71.1%
         ADR                    $105.29            $107.17            $110.42 (6)             $96.87 (7)           $98.12
         RevPAR                  $80.44             $84.45             $83.94 (6)             $73.37 (7)           $69.76

   2000: Occupancy                79.8%              84.4%              77.0% (6)              77.8% (7)            73.6%
         ADR                     $98.99            $103.77            $102.60 (6)             $93.53 (7)           $94.28
         RevPAR                  $78.99             $87.58             $78.95 (6)             $72.76 (7)           $69.39
---------------------------------------------------------------------------------------------------------------------------

(1)  At June 30, 2001, 25 of the 35 hotels in this  combination  are leased to and operated by subsidiaries of Marriott.
     The remaining ten hotels are operated by subsidiaries of Marriott under a management contract with our wholly-owned subsidiary tenant. Marriott's obligations under the lease and the management contracts are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum returns to us.

(2)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(3)  Excludes  other  deposits  totaling  approximately  $29.7  million  retained  by HPT to  secure  various  guarantee obligations to us.

(4)  Renewal  options may be exercised  by the tenant / manager for all,  but not less than all, of the hotels  within a lease pool.

(5)  Each lease and  operating  agreement  provides for payment to us of a percentage  of increases in total hotel sales over base year levels.

(6)  Includes the 13 hotels in this lease pool which were open for at least one year prior to January 1, 2001.

(7)  Includes the 32 hotels in this lease pool which were open for at least one year prior to January 1, 2001.


                                              HOSPITALITY PROPERTIES TRUST


Hotel Portfolio              Summerfield    AmeriSuites(R)   Candlewood      Candlewood      Homestead         Total /
                              Suites by                       Suites(R)       Suites(R)    Studio Suites(R)    Range /
                               Wyndham(R)                                                                      Average
----------------------------------------------------------------------------------------------------------------------

Number of Hotels                  15             24              17              17              18              228

Number of Rooms                 1,822           2,929          1,839           2,053           2,399            31,289

Number of States                  8              13              14              14              5                37

Tenant                      Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of   Subsidiary of
                               Wyndham          Prime        Candlewood      Candlewood       Security
                                                                                              Capital

Manager                     Subsidiary of   Subsidiary of  Subsidiary of   Subsidiary of   Subsidiary of
                               Wyndham          Prime        Candlewood      Candlewood       Security
                                                                                              Capital
Investment at
June 30, 2001 (000s) (1)       $240,000       $243,350        $118,500        $142,400        $145,000        $2,489,442

Deposits (000s) (2)            $15,000         $25,575        $12,081         $14,253         $15,960          $233,666

End of Initial Term              2017           2013            2011            2011            2015          2010-2019
                                                                                                             (average 13
                                                                                                                years)

Renewal Options (3)            4 for 12       3 for 15        3 for 15        3 for 15        2 for 15      20 - 48 years
                              years each     years each      years each      years each      years each

Current Annual Minimum
Rent / Return (000s)           $25,000         $25,575        $12,081         $14,253         $15,960          $256,935

Percentage Rent/Return (4)        7.5%           8.0%           10.0%           10.0%           10.0%           5% - 10%


Year to date June:

   2001: Occupancy               79.2%          62.7%           76.1%           72.6%           78.7%            74.7%
         ADR                   $128.16         $75.43          $57.48          $59.99          $55.10           $92.09
         RevPAR                $101.50         $47.29          $43.74          $43.55          $43.36           $68.79

   2000: Occupancy               82.3%          61.3%           79.7%           80.7%           80.7%            77.4%
           ADR                 $126.25         $78.78          $55.11          $55.95          $50.10           $88.09
          RevPAR               $103.90         $48.29          $43.92          $45.15          $40.43           $68.18
----------------------------------------------------------------------------------------------------------------------

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

                          HOSPITALITY PROPERTIES TRUST


Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2000. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At June 30, 2001, our outstanding debt included four issues of fixed rate, senior unsecured notes as follows:

                           Interest Rate                                                           Total Interest
Principal Balance            Per Year            Maturity          Interest Payments Due          Expense Per Year
-----------------            --------            --------          ---------------------          ----------------
$ 115,000                      8.25%               2005                   Monthly                      $  9,488
$ 150,000                      7.00%               2008                Semi-Annually                   $ 10,500
$ 150,000                      8.50%               2009                   Monthly                      $ 12,750
$  50,000                      9.125%              2010                Semi-Annually                   $  4,563
---------                                                                                              --------
$ 465,000                                                                                              $ 37,301

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,730. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of June 30, 2001, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $17,652.

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

Our line of credit bears interest at floating rates and matures in 2002. As of June 30, 2001, we had $112,000 outstanding and $188,000 available for drawing under our revolving credit facility. Subsequent to the end of the 2001 second quarter all outstanding amounts on our revolving credit facility were repaid and we currently have $300,000 available for drawing under this facility. Our revolving credit facility is available to finance our commitments and for general business purposes. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt. The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt outstanding at June 30, 2001:

                                     Interest          Debt          Annualized Interest     Impact of
Circumstance                           Rate        Outstanding           Expense               Change
------------                           ----        -----------           -------               ------

Conditions at June 30, 2001            5.1%         $ 112,000             $5,712                  --
A 10% increase                         5.6%         $ 112,000             $6,272                $560
A 10% decrease                         4.6%         $ 112,000             $5,152               ($560)

The foregoing table shows the impact of an immediate change in floating interest rates. If these changes occurred gradually over time the impact would be spread over time.

The interest rate market which has an impact upon us is the U.S. dollar interest rate for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

                          HOSPITALITY PROPERTIES TRUST


                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO THE DECLARATION, TIMING OR PAYMENT OF DISTRIBUTIONS OR OBLIGATIONS, OUR POLICIES AND PLANS REGARDING OUR TAXATION AND REIT QUALIFICATION, INTEREST RATE RISK MANAGEMENT, HOTEL INVESTMENTS, CAPITAL FINANCE, SEASONALITY OR OTHER MATTERS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE WITHOUT LIMITATION HOTEL ROOM DEMAND, CHANGES IN FINANCING TERMS, OUR ABILITY OR INABILITY TO COMPLETE
ACQUISITIONS AND FINANCING TRANSACTIONS, OUR, OUR HOTELS' OR OUR TENANTS, MANAGER'S OR GUARANTORS' RESULTS OF OPERATIONS AND GENERAL CHANGES IN ECONOMIC CONDITIONS. THE INFORMATION CONTAINED IN THIS FORM 10-Q, AND INFORMATION IN OUR ANNUAL REPORT ON FORM 10-K INCLUDING THE INFORMATION UNDER THE HEADINGS "BUSINESS AND PROPERTIES" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES BETWEEN FORWARD-LOOKING STATEMENTS AND ACTUAL FUTURE RESULTS.

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

                          HOSPITALITY PROPERTIES TRUST


PART II           Other Information

Item 2.  Changes in Securities

         On May 15, 2001, pursuant to the Company's Incentive Share Award Plan, the Company's three independent trustees each received a grant of 300 common shares of beneficial interest, par value $.01 per share, valued at $26.45 per share, the closing price of the common shares on the New York Stock Exchange on May 15, 2001. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On July 10, 2001, we granted 8,700 common shares pursuant to our Incentive Share Award Plan to officers and certain key employees of our advisor, REIT Management & Research, Inc., valued at $28.09 per common share, the closing price of the common shares on the New York Stock Exchange on July 10, 2001. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's regular annual meeting of shareholders held on May 15, 2001, Mr. Arthur G. Koumantzelis was re-elected as a trustee (52,362,859 shares voted in favor of, and 299,410 shares withheld from voting for the re-election of Mr. Koumantzelis). The term of Mr. Koumantzelis will extend until the Company's annual meeting of shareholders in 2004. Messrs. John L. Harrington, Barry M. Portnoy, William J. Sheehan, and Gerard M. Martin continue to serve as trustees with terms expiring in 2002, 2002, 2003 and 2003, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         (b) Reports on Form 8-K

         On August 1, 2001, the Company filed a current Report on Form 8-K pertaining to the offering of 5.75 million common shares of beneficial interest at a public offering price of $28.05 per share.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HOSPITALITY PROPERTIES TRUST


                               /s/ Thomas M. O'Brien
                                   Thomas M. O'Brien
                                   Treasurer and Chief Financial Officer
                                   (authorized officer and principal financial
                                    officer)
                                   Dated:  August 10, 2001