Form 10-Q
period 2001-09-30
HOSPITALITY PROPERTIES TRUST
filed 2001-11-08
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

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


                                                 Shares outstanding
                  Class                          at November 8, 2001
----------------------------------------         -------------------
Common shares of beneficial
   interest, $0.01 par value per share                62,515,940



                                   HOSPITALITY PROPERTIES TRUST

                                            FORM 10-Q

                                        September 30, 2001


                                              INDEX

                                                                                            Page

PART I    Financial Information (Unaudited)

          Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets - September 30, 2001 and
                December 31, 2000..................................................          3

              Consolidated Statements of Income - Three and Nine Months Ended
                September 30, 2001 and 2000........................................          4

              Condensed Consolidated Statements of Cash Flows - Nine Months
                Ended September 30, 2001 and 2000..................................          5

              Notes to Condensed Consolidated Financial Statements.................          6

          Item 2.

              Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................         11

          Item 3.

              Quantitative and Qualitative Disclosures About Market Risk...........         18

              Certain Important Factors............................................         19

PART II   Other Information

          Item 6.

              Exhibits and Reports on Form 8-K.....................................         20

          Signature................................................................         21


Item 1.  Financial Statements

                                        HOSPITALITY PROPERTIES TRUST

                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands, except share and per share amounts)


                                                                      September 30,          December 31,
                                                                          2001                   2000
                                                                     --------------         --------------
                                                                       (unaudited)

ASSETS

Real estate properties, at cost                                        $ 2,628,838            $ 2,429,421
Accumulated depreciation                                                  (339,959)              (271,934)
                                                                       -----------            -----------
                                                                         2,288,879              2,157,487

Cash and cash equivalents                                                   24,946                 24,601
Restricted cash (FF&E reserve)                                              37,239                 27,306
Other assets, net                                                            8,693                 11,515
                                                                       -----------            -----------
                                                                       $ 2,359,757            $ 2,220,909
                                                                       ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount                                          $   464,773            $   464,748
Revolving credit facility                                                       --                     --
Security and other deposits                                                263,983                257,377
Other liabilities                                                           17,480                 15,844

Shareholders' equity:
    Series A  preferred shares; 9 1/2% cumulative redeemable at
      $25/share, no par value; 3,000,000 shares issued and
      outstanding                                                           72,207                 72,207
    Common shares of beneficial interest;  $0.01 par value,
      62,515,940 and 56,472,512 issued and outstanding,
      respectively                                                             625                    565
    Additional paid-in capital                                           1,667,256              1,506,976
    Cumulative net income                                                  536,497                441,707
    Cumulative preferred distributions                                     (17,575)               (12,231)
    Cumulative common distributions                                       (645,489)              (526,284)
                                                                       -----------            -----------
      Total shareholders' equity                                         1,613,521              1,482,940
                                                                       -----------            -----------
                                                                       $ 2,359,757            $ 2,220,909
                                                                       ===========            ===========

    The accompanying notes are an integral part of thesefinancial statements.



                                             HOSPITALITY PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands, except per share amounts, unaudited)


                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                             ---------------------------------     ---------------------------------
                                                  2001              2000               2001               2000
                                             ---------------    --------------     --------------    ---------------
Revenues:
  Rental income                                  $ 58,979           $ 58,658           $178,495           $169,968
  Hotel operating revenues                         17,861                 --             20,644                 --
  FF&E reserve income                               6,126              6,724             19,680             19,290
  Interest income                                     222                442                681              2,382
                                                 --------           --------           --------           --------
       Total revenues                              83,188             65,824            219,500            191,640
                                                 --------           --------           --------           --------

Expenses:
   Hotel operating expenses                        12,074                 --             13,929                 --
   Interest (including amortization of
     deferred financing costs of $605,
     $521, $1,812, and $1,545,
     respectively)                                 10,542              9,891             31,248             27,700
   Depreciation and amortization                   23,396             21,639             68,025             62,508
   General and administrative                       3,902              3,854             11,508             11,153
                                                 --------           --------           --------           --------
       Total expenses                              49,914             35,384            124,710            101,361
                                                 --------           --------           --------           --------

Net income                                         33,274             30,440             94,790             90,279
Preferred distributions                             1,781              1,781              5,344              5,344
                                                 --------           --------           --------           --------
Net income available for common
  shareholders                                   $ 31,493           $ 28,659           $ 89,446           $ 84,935
                                                 ========           ========           ========           ========

Weighted average common shares
  outstanding                                      60,344             56,469             57,796             56,464
                                                 ========           ========           ========           ========


Basic and diluted earnings per
  common share:
  Net income                                     $   0.55           $   0.54           $   1.64           $   1.60
                                                 ========           ========           ========           ========

  Net income available for common
     shareholders                                $   0.52           $   0.51           $   1.55           $   1.50
                                                 ========           ========           ========           ========



   The accompanying notes are an integral part of these financial statements.




                                              HOSPITALITY PROPERTIES TRUST

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands, unaudited)



                                                                                       Nine Months Ended September 30,
                                                                                   -------------------------------------
                                                                                         2001                  2000
                                                                                   ----------------      ---------------
Cash flows from operating activities:
   Net income                                                                          $  94,790            $  90,279
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization                                                      68,025               62,508
       Amortization of deferred financing costs as interest                                1,812                1,545
       FF&E reserve income and deposits                                                  (20,698)             (19,290)
       Deferred percentage rent                                                            3,413                4,186
       Net change in assets and liabilities                                                  689                 (478)
                                                                                       ---------            ---------
           Cash provided by operating activities                                         148,031              138,750
                                                                                       ---------            ---------

Cash flows from investing activities:
   Real estate acquisitions                                                             (188,652)            (131,813)
   Increase in security and other deposits                                                 6,606               16,410
                                                                                       ---------            ---------
           Cash used in investing activities                                            (182,046)            (115,403)
                                                                                       ---------            ---------

Cash flows from financing activities:
   Proceeds of issuance of common shares, net                                            159,310                   --
   Distributions to common shareholders                                                 (119,205)            (116,873)
   Distributions to preferred shareholders                                                (5,344)              (5,344)
   Draws on revolving credit facility                                                    150,000               42,000
   Repayments of revolving credit facility                                              (150,000)             (42,000)
   Debt issuance, net of discount                                                             --               49,938
   Other                                                                                    (401)                (375)
                                                                                       ---------            ---------
           Cash provided by (used in) financing activities                                34,360              (72,654)
                                                                                       ---------            ---------

Increase (decrease) in cash and cash equivalents                                             345              (49,307)
Cash and cash equivalents at beginning of period                                          24,601               73,554
                                                                                       ---------            ---------
Cash and cash equivalents at end of period                                             $  24,946            $  24,247
                                                                                       =========            =========

Supplemental cash flow information:
       Cash paid for interest                                                          $  33,229            $  27,826
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve                                        19,122               17,060
       Purchases of fixed assets with FF&E reserve                                       (10,933)             (19,478)




   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

Minimum rental income, interest income and FF&E reserve income are recognized when earned under the related lease arrangements. The Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") generally requires us to recognize percentage rental income received for the first, second and third quarters in the fourth quarter. Percentage rent deferred for the three months ended September 30, 2001 and 2000, was $430 and $1,416, respectively, and for the nine months ended September 30, 2001 and 2000, was $3,413 and $4,186, respectively. As described in Note 4, beginning June 15, 2001, some hotels which we own are leased to a subsidiary of ours and managed under a long-term management arrangement with Marriott International, Inc. ("Marriott"). The hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are recognized for these hotels when earned.

Note 2.  Shareholders' Equity

In August 2001 we paid a $0.71 per share distribution to common shareholders for the quarter ended June 30, 2001. On October 3, 2001, our Trustees declared a distribution of $0.71 per share to be paid to common shareholders of record on October 25, 2001. This amount will be distributed on or about November 21, 2001.

On September 28, 2001, we paid a $0.59375 per share distribution to preferred shareholders.

We do not present diluted earnings per share because we have no dilutive instruments.

In August 2001, we sold 6,000,000 common shares, in a public offering raising gross proceeds of $168,301 ($28.05 per share), and net proceeds after expenses of $159,310.

Note 3.  Indebtedness

During the quarter ended September 30, 2001, we paid all outstanding amounts on our revolving credit facility primarily with the proceeds of the equity sale described in Note 2. As of September 30, 2001, we had zero outstanding and $300,000 available on our revolving credit facility for acquisitions and for general business purposes.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)


Note 4.  Real Estate Properties

During the nine months ended September 30, 2001, we purchased eight hotels and funded improvements at certain hotels for $188,652 using cash on hand, proceeds from our equity offering and borrowings under our revolving credit facility.

Prior to August 10, 2001, we owned 34 hotels leased to Candlewood Hotel Company ("Candlewood") under two separate leases which each extended to 2011. On August 10, 2001, we purchased two additional hotels from Candlewood for $28,850, and entered a single combined lease for all 36 properties which we own and lease to Candlewood. The terms of the new lease are substantially similar to the old leases, except that the term has been extended five years to 2016.

On June 15, 2001, we purchased four hotels from Marriott for $101,500. These four hotels, together with 31 hotels we previously purchased will be leased to our 100% owned taxable REIT subsidiary ("TRS"). Marriott will continue to manage all 35 of these hotels under an arrangement which continues to 2019.

From time to time over the next three years hotels will cease to be leased to a subsidiary of Marriott and will begin to be leased to our TRS. The Marriott lease for ten of the 35 hotels ceased on June 15, 2001, and for six additional hotels on September 7, 2001. Until the new arrangement is effective for all 35 hotels, all of Marriott's obligations to us under its leases and the new management arrangement are subject to cross default and cross collateralization of existing security features. As hotels become subject to the new management arrangement, we begin to report the hotel operating revenues and hotel operating expenses in our consolidated statement of income, and the rental income which we previously received from Marriott will decline. The substitute rent which we receive from our subsidiary tenant will not be reported on our consolidated financial statements, but the yield on our investment in the managed hotels will be the net of hotel operating revenues less hotel operating expenses.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)


Note 5.  Significant Tenant

At September 30, 2001, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host") is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 20% of our investments, at cost. The following results of operations for the thirty-six weeks ended September 7, 2001, and September 8, 2000, and summarized balance sheet data of HMH HPT Courtyard LLC are provided by the lessee's management.

                                             HMH HPT Courtyard LLC
                                  (a subsidiary of Host Marriott Corporation)



                                                           Thirty-Six Weeks Ended     Thirty-Six Weeks Ended
                                                             September 7, 2001           September 8, 2000
                                                                (unaudited)                 (unaudited)
                                                           ----------------------     -----------------------

     Revenues:
           Rental income1 ..............................           $ 34,995                 $ 35,068
           Interest income .............................                269                      417
           Amortization of deferred gain ...............              1,992                    1,992
           Other income ................................                 --                       31
                                                                   --------                 --------
              Total revenues ...........................             37,256                   37,508
                                                                   --------                 --------

     Expenses:
           Base and percentage rent expense ............             37,441                   38,486
           Corporate expenses ..........................              1,388                      927
           Other expenses ..............................                117                       64
                                                                   --------                 --------
              Total expenses ...........................             38,946                   39,477
                                                                   --------                 --------
              Income (loss) before taxes ...............             (1,690)                  (1,969)
              Provision for income taxes ...............                 --                       --
                                                                   --------                 --------

              Net (loss) income ........................           $ (1,690)                $ (1,969)
                                                                   ========                 ========



                                                             September 7, 2001
                                                                (unaudited)               December 31, 2000
                                                             -----------------           -------------------
             Assets.....................................           $ 68,734                 $ 68,120
             Liabilities................................             42,444                   40,140
             Equity.....................................             26,290                   27,980

       1 Percentage rental revenue of $7,358 and $8,387 for the thirty-six weeks ended September 7, 2001, and September 8, 2000, respectively, was deferred in accordance with SAB 101 and is included as deferred rent in liabilities on the balance sheet. Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)


At September 30, 2001, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation ("Crestline") is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the thirty-six weeks ended September 7, 2001, and September 8, 2000, and summarized balance sheet data of CCMH Courtyard I LLC are provided by the sublessee's management.

                                             CCMH Courtyard I LLC
                                (a subsidiary of Crestline Capital Corporation)


                                                           Thirty-Six Weeks Ended     Thirty-Six Weeks Ended
                                                             September 7, 2001           September 8, 2000
                                                                (unaudited)                 (unaudited)
                                                           ----------------------     -----------------------

     Revenues:
          Hotels:
              Rooms ....................................         $ 153,213                   $ 154,732
              Food and beverage ........................            10,169                      10,672
              Other ....................................             4,865                       5,756
                                                                 ---------                   ---------
                     Total hotel revenues ..............           168,247                     171,160
                                                                 ---------                   ---------
     Operating costs and expenses:
          Hotels:
              Property-level costs and expenses:
                  Rooms ................................            32,853                      33,781
                  Food and beverage ....................             8,984                       9,585
                  Other ................................            56,483                      55,772
              Other operating costs and expenses:
                  System management fees ...............             5,047                       5,135
                  Other management fees ................            16,334                      16,966
                  Lease expense ........................            43,158                      44,411
                                                                 ---------                   ---------
                     Total hotel expenses ..............           162,859                     165,650
                                                                 ---------                   ---------

     Operating profit ..................................             5,388                       5,510

     Corporate expenses ................................              (213)                       (217)
     Interest expense ..................................              (181)                       (196)
     Interest income ...................................               172                         120
                                                                 ---------                   ---------
     Income before income taxes ........................             5,166                       5,217
     Income taxes ......................................            (2,067)                     (2,139)
                                                                 ---------                   ---------
     Net income ........................................         $   3,099                   $   3,078
                                                                 =========                   =========



                                                             September 7, 2001
                                                                (unaudited)               December 31, 2000
                                                             -----------------            -----------------
       Assets...........................................          $ 37,748                    $ 31,299
       Liabilities......................................            10,394                       9,111
       Equity...........................................            27,354                      22,188


                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (dollar amounts in thousands, except per share amounts)



Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below and present revenues in excess of those expenses which are not subordinate to our rent:



                                                                  Thirty-Six Weeks Ended     Thirty-Six Weeks Ended
                                                                    September 7, 2001           September 8, 2000
                                                                       (unaudited)                 (unaudited)
                                                                  ----------------------     -----------------------

     Total hotel sales:
               Rooms .........................................           $153,213                   $154,732
               Food and beverage .............................             10,169                     10,672
               Other .........................................              4,865                      5,756
                                                                         --------                   --------
                 Total hotel sales ...........................            168,247                    171,160
                                                                         --------                   --------
      Expenses:
               Rooms .........................................             32,853                     33,781
               Food and beverage .............................              8,984                      9,585
               Other operating departments ...................              1,034                      1,233
               General and administrative ....................             16,485                     17,186
               Utilities .....................................              6,344                      5,513
               Repairs, maintenance and accidents ............              6,410                      6,297
               Marketing and sales ...........................              5,383                      5,123
               Chain services ................................              3,533                      3,800
               FF&E escrow deposits ..........................              8,412                      8,558
               Real estate tax ...............................              5,943                      5,563
               Land rent .....................................              1,395                      1,465
               System fees ...................................              5,047                      5,135
               Other costs ...................................              1,544                      1,034
                                                                         --------                   --------
                 Total departmental expenses .................            103,367                    104,273
                                                                         --------                   --------

      Hotel revenues in excess of property-level costs
          and expenses .......................................           $ 64,880                   $ 66,887
                                                                         ========                   ========


Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due to us for this lease of $35,477 and $35,248 in the 2001 and 2000 periods, respectively.

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

Three Months Ended September 30, 2001 versus 2000

Total revenues for the 2001 third quarter were $83,188, a 26% increase over revenues for the 2000 third quarter. This increase is primarily due to our acquisition of eight hotels since the end of the second quarter 2000 and our new management arrangement with Marriott, discussed in Note 4 to the financial statements, which requires our recognition of total hotel sales as hotel operating revenue. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2001 third quarter was $6,126, an 8.9% decrease over FF&E reserve income of $6,724 for the 2000 third quarter. This decrease is due to the commencement of our new management arrangement with Marriott discussed in Note 4 to the financial statements, which requires us to fund the reserves from our hotel operating revenues and reduced levels of hotel sales offset somewhat by the impact of acquisitions discussed above. Interest income for the 2001 third quarter was $222, a 49.8% decrease from interest income of $442 for the 2000 third quarter. This decrease was due to a lower average cash balance and a lower average interest rate in the 2001 period.

Interest expense for the 2001 third quarter was $10,542, a 6.6% increase over interest expense of $9,891 for the 2000 third quarter. The increase was primarily due to average borrowings which were higher during the 2001 period, offset somewhat by lower weighted average interest rates. Depreciation and amortization expense for the 2001 third quarter was $23,396, an 8.1% increase over depreciation and amortization expense of $21,639 for the 2000 third quarter. This increase was due principally to the full quarter's impact of the depreciation of six hotels acquired subsequent to second quarter 2000 plus two hotels purchased during the 2001 third quarter and the partial impact of the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2000 and 2001. General and administrative expense for the 2001 third quarter was $3,902, a 1.2% increase over general and administrative expense of $3,854 in the 2000 third quarter. This increase is due principally to the impact of additional hotels purchased in 2000 and 2001.

As described above in Note 4 to our financial statements, we began leasing 10 hotels to one of our 100% owned subsidiaries on June 15, 2001, and an additional six hotels on September 7, 2001. During the 2001 third quarter, operating expenses realized from the hotels under this agreement were $12,074. There were no comparable hotel operating expenses in the year 2000 period.

Net income for the 2001 third quarter was $33,274, a 9.3% increase over net income of $30,440 for the 2000 third quarter. The increase was primarily due to higher rental income, and hotel operating revenues in excess of hotel

                          HOSPITALITY PROPERTIES TRUST

operating expenses, offset somewhat by a decrease in interest income and increases in interest, depreciation and general and administrative expenses.

Net income available for common shareholders for the 2001 third quarter was $31,493, or $0.52 per share, a 9.9% increase, or 2.0% on a per share basis, over net income available for common shareholders of $28,659, or $0.51 per share, for the 2000 third quarter. This change resulted from the investment and operating activity discussed above. The per share increase was also diluted somewhat by the sale of 6,000,000 of our common shares completed in August 2001.

Cash Available for Distribution, or CAD, for the third quarters of 2001 and 2000 is derived as follows:

                                                                              2001                  2000
                                                                          ------------          ------------
        Net income available for common shareholders                        $ 31,493              $ 28,659

        Add:      Depreciation and amortization                               23,396                21,639
                  Deferred percentage rents                                      430                 1,416
                  Non-cash expenses,  primarily  amortization of
                  deferred financing costs as interest                           998                   859

        Less:     FF&E reserves (1)                                            7,008                 6,724
                                                                            --------              --------
        Cash Available for Distribution                                     $ 49,309              $ 45,849
                                                                            ========              ========

          (1)  All of our leases  require  that our tenants  make  periodic  payments  into FF&E reserve escrow accounts for the purpose of funding expected  capital  expenditures at our hotels.
               Our net  income  includes  $7,008  and  $6,724  for the  2001 and  2000  third  quarters, respectively,  of deposits  into FF&E  reserve  escrow  accounts  owned by us,  which are removed  here  because  these  amounts  are  not  available  to us for  distributions  to shareholders. For the 2001 period, the amount shown here includes $882 of hotel operating revenues  which we have  escrowed  for  routine  capital  improvements  for the 16 hotels discussed in Note 4 to our  financial  statements.  Some of our leases  provide that FF&E
               Reserve  escrow  accounts  are owned by our tenants  during the lease terms while we have security and remainder  interests in the escrow  accounts and in property  purchased with funding from those  accounts.  Deposits into FF&E reserve  accounts  owned by our tenants during the 2001 and 2000 periods,  totaled $3,552 and $3,958,  respectively,  and are not removed here because they are not included in our income.

CAD for the 2001 third quarter was $49,309, a 7.5% increase over CAD of $45,849 for the 2000 third quarter. This increase was due primarily to the impact our acquisition of eight hotels subsequent to the 2000 second quarter offset somewhat by the decrease in interest income discussed above, a decrease in percentage rents received in cash, and by the increases in interest and general and administrative expenses discussed above.

Nine Months Ended September 30, 2001 versus 2000

Total revenues for the first nine months of 2001 were $219,500, a 14.5% increase over revenues of $191,640 for the 2000 period. This increase was due primarily to the full period's impact of 12 hotels purchased during 2000 and the partial impact of hotels purchased in 2001, and the new management agreement with Marriott as discussed in Note 4 to the financial statements. FF&E reserve income for the first nine months of 2001 was $19,680, a 2.0% increase over FF&E reserve income of $19,290 for the 2000 period. This increase is due to the impact of the acquisitions discussed above and was offset by the combination of the commencement of our new management arrangement with Marriott discussed in Note 4 to the financial statements, which requires us to fund the reserves from our hotel operating revenues and reduced levels of hotel sales in the 2001 period. Interest income for the first nine months of 2001 was $681, a 71.4% decrease from interest income of $2,382 for the 2000 period. This decrease was due to a lower average cash balance and a lower average interest rate in the 2001 period.

Interest expense for the first nine months of 2001 was $31,248, a 12.8% increase over interest expense of $27,700 for the first nine months of 2000. The increase was due to higher average borrowings during the 2001 period resulting primarily from the issuance of $50,000 in senior, fixed rate notes in July 2000, offset somewhat by lower interest rates on our revolving credit facility. Depreciation and amortization expense for the first nine months of 2001 was $68,025,

                          HOSPITALITY PROPERTIES TRUST

an 8.8% increase over depreciation and amortization expense of $62,508 for the first nine months of 2000. This increase was due principally to the full period's impact of the depreciation of 12 hotels acquired during 2000 and the partial impact of eight hotels acquired during 2001 in addition to the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2000 and 2001. General and administrative expense for the first nine months of 2001 was $11,508, a 3.2% increase over general and administrative expense of $11,153 for the first nine months of 2000. This increase is due principally to the impact of additional hotels purchased in 2000 and 2001.

As discussed above we began leasing 16 hotels to a 100% owned subsidiary of our in June and September, 2001. During the nine month period ended September 30, 2001, we incurred hotel operating expenses of $13,929. There were no hotels managed for our account in 2000, and, accordingly, there are no comparable results.

Net income for the first nine months of 2001 was $94,790, a 5.0% increase over net income of $90,279 for the first nine months of 2000. The increase was primarily due to higher rental income, and hotel operating revenues in excess of hotel operating expenses, the effects of which were offset by increases in depreciation, interest and general and administrative expenses as well as reduced interest income. These changes were primarily the result of additional hotels purchased during 2001 and 2000.

Net income available for common shareholders for the first nine months of 2001 was $89,446, a 5.3% increase over net income available for common shareholders of $84,935 for the 2000 period. This increase resulted from the factors discussed above. On a per share basis, net income available for common shareholders was $1.55, which is an increase of 2.7% from the 2000 period of $1.50.

Cash Available for Distribution, or CAD, for the first nine months of 2001 and 2000 is derived as follows:

                                                                           2001                 2000
                                                                      -------------        -------------

        Net income available for common shareholders                    $  89,446            $  84,935

        Add:  Depreciation and amortization                                68,025               62,508
              Deferred percentage rents                                     3,413                4,186
              Non-cash  expenses, primarily amortization  of
              deferred financing costs as interest                          2,894                2,567

        Less: FF&E reserves (1)                                            20,698               19,290
                                                                        ---------            ---------

        Cash Available for Distribution                                 $ 143,080            $ 134,906
                                                                        =========            =========

          (1)  All of our leases  require that our tenants make periodic  payments into FF&E reserve escrow  accounts  for the purpose of funding  expected  capital  expenditures  at our hotels. Our net income includes $20,698 and $19,290 for the first nine months of 2001 and 2000,  respectively,  of deposits into FF&E reserve escrow  accounts owned by us,
               which  are  removed  here  because   these  amounts  are  not  available  to  us  for
               distributions  to shareholders.  For the 2001 period,  the amount shown here includes
               $1,018  of hotel  operating  revenues  which we have  escrowed  for  routine  capital improvements for the hotels discussed in Note 4 to our financial statements.  Some of our leases provide that FF&E Reserve escrow  accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property  purchased  with  funding  from those  accounts.  Deposits  into FF&E reserve  accounts  owned by our  tenants  during  the 2001 and 2000  periods  totaled
               $11,378 and  $11,462,  respectively,  and are not removed  here  because they are not included in our income.

CAD for the first nine months of 2001 was $143,080, a 6.1% increase over CAD of $134,906 for the 2000 period. This increase was due primarily to the impact of our acquisition of 20 hotels in 2000 and 2001, offset somewhat by the decreases in interest income discussed above and percentage rents received in cash and the increases in interest and general and administrative expense discussed above.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our total assets increased to $2,359,757 as of September 30, 2001, from $2,220,909 as of December 31, 2000. The increase resulted primarily from additional investments in hotels of $188,652 offset by depreciation expense.

At September 30, 2001, we had $24,946 of cash and cash equivalents and zero outstanding on our $300,000 revolving credit facility. In August 2001, we sold 6,000,000 common shares, raising gross proceeds of $168,301 ($28.05 per share). Net proceeds (after underwriting costs and other offering expenses) of approximately $159,310 were used to repay all outstanding amounts under our revolving credit facility and for general business purposes.

On August 10, 2001, we purchased two hotels for $28,850. This investment was funded with cash on hand.

From time to time, including currently, we consider entering or pursuing transactions which would provide equity or debt capital of various forms and on various terms. On January 15, 1998, our shelf registration statement for up to $2,000,000 of securities, including debt securities, was declared effective by the Securities and Exchange Commission. An effective shelf registration statement enables us to issue specific securities to the public on an expedited basis by filing a prospectus supplement with the Securities and Exchange Commission. We currently have $793,577 available under our shelf registration statement. We believe that the capital available to us from time to time will be sufficient to enable the execution of our business plans.

All of our hotels are leased to or operated by third parties. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. Five to six percent of total sales at all of our hotels are escrowed as a reserve for future renovations and refurbishment ("FF&E Reserve"). As of September 30, 2001, there was approximately $52,160 on deposit in these refurbishment escrow accounts. During the nine months ended September 30, 2001, $32,245 was deposited into these accounts and $23,787 was spent to renovate and refurbish our properties. Certain of these accounts are held and owned by tenants and not reflected on our balance sheet.

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

A distribution of $0.59375 per preferred share for the third quarter 2001 was paid in September 2001.

Common share distributions of $0.71 per common share declared with respect to the second quarter 2001 results were paid in August 2001. Common share distributions of $0.71 per common share declared with respect to third quarter 2001 results will be paid to shareholders in November 2001.

Funding for hotel operating expenses is provided by hotel operating revenues. Funding for other current expenses and for distributions is provided by our operations, primarily rents derived from leasing and the excess of hotel operating revenues over hotel operating expenses of our hotels.

Events of September 11

Since the terrorist attacks on the United States on September 11, 2001, the U.S. hotel industry has experienced significant declines versus the 2000 period in occupancy, revenues and profitability. These declines primarily arise from reduced travel. Most of our hotel operators have reported declines of this nature at our hotels. Our leases and operating agreements contain features such as security deposits and guarantees intended to require payment of our minimum returns to us. The operation of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their obligations to us, our revenues will decline.

                          HOSPITALITY PROPERTIES TRUST

Seasonality

Our hotels have historically experienced seasonal variations typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels will be sufficient for the tenants to pay our rents on a regular basis notwithstanding seasonal variations. Seasonality may effect our hotel operating revenues but, we do not expect seasonal variations to have a material impact upon our financial results of operations.

Certain Considerations

The discussion and analysis of our financial condition and results of operations requires us to make estimates and assumptions and contains statements of our beliefs, intentions or expectations concerning projections, plans, future events and performance. Some of these statements are forward looking statements within the meaning of the Private Securities Reform Litigation Act of 1995. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets and the hotel industry in general, the ability of our operators to pay rent, remain competitive, maintain or improve hotel operating revenues or results, our ability to make distributions, our level of taxation related to the activities of our taxable REIT subsidiary, our tax status as a REIT and our ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and our lessees have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital market conditions (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes in guest preferences, brand recognition, changes to federal, state and local laws and other factors. We cannot predict the impact of these factors. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time.

Properties

As of September 30, 2001, we owned 230 hotels which are grouped into ten combinations and leased to or managed by separate affiliates of publicly owned companies: Marriott, Host, Crestline, Wyndham International, Inc. ("Wyndham"), Security Capital Group, Inc. ("Security Capital"), Candlewood and Prime Hospitality Corp. ("Prime").

The tables on the following pages summarize the key terms of our leases and other operating agreements at September 30, 2001, and operating statistics of our tenants' operations of our hotels for the first nine months of 2001 and 2000:


                                               HOSPITALITY PROPERTIES TRUST


Hotel Brand                 Courtyard by      Residence Inn     Residence Inn by      Marriott(R)/Residence     Wyndham(R)
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

Manager                       Subsidiary of     Subsidiary of      Subsidiary of       Subsidiary of           Subsidiary of
                                Marriott           Marriott           Marriott            Marriott                Wyndham

Investment at
September 30, 2001
(000s) (2)                      $512,956           $176,882           $274,221            $453,955                $182,570

Deposits (000s) (3)              $50,540           $17,220            $28,509             $36,203                 $18,325

End of Initial Term               2012               2010               2015                2019                    2014

Renewal Options (4)          3 for 12 years    1 for 10 years,     2 for 10 years      2 for 15 years             4 for 12
                                  each          2 for 15 years          each                each                 years each
                                                     each

Current Annual Minimum
Rent / Return (000s)             $51,296           $17,688            $28,509             $48,287                 $18,325

Percentage Rent / Return (5)       5.0%              7.5%               7.0%                 7.0%                   8.0%


Year to date September:


   2001: Occupancy                76.8%             79.8%              75.8% (6)            76.4% (7)              69.7%
         ADR                    $104.03           $106.12            $106.69 (6)           $96.20 (7)             $93.82
         RevPAR                  $79.90            $84.68             $80.87 (6)           $73.49 (7)             $65.39

   2000: Occupancy                81.3%             85.0%              78.0% (6)            80.0% (7)              73.8%
         ADR                     $99.25           $104.21            $101.53 (6)          $ 93.63 (7)             $92.27
         RevPAR                  $80.69            $88.58             $79.19 (6)          $ 74.90 (7)             $68.10
---------------------------------------------------------------------------------------------------------------------------

(1)  At September  30, 2001,  19 of the 35 hotels in this  combination  are leased to and  operated by  subsidiaries  of
     Marriott.  The remaining 16 hotels are operated by  subsidiaries  of Marriott under a management  contract with our wholly-owned subsidiary tenant.  Marriott's obligations under the lease and the management contracts are subject to cross-default  provisions  and  Marriott  has  provided  us with a limited  guarantee  of its lease and  management obligations, including the obligation to pay minimum returns to us.

(2)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(3)  Excludes other deposits totaling approximately $26.6 million retained by us to secure various guarantee obligations to us.

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

                                               HOSPITALITY PROPERTIES TRUST


Hotel Brand                    Summerfield      AmeriSuites(R)    Candlewood        Homestead          Total /
                                Suites by                           Suites(R)    Studio Suites(R)      Range /
                                 Wyndham(R)                                                            Average

------------------------------------------------------------------------------------------------------------------

Number of Hotels                    15               24               36               18                230

Number of Rooms                   1,822             2,929            4,294            2,399             31,691

Number of States                    8                13               23                5                 37

Tenant                        Subsidiary of     Subsidiary of    Subsidiary of    Subsidiary of
                                 Wyndham            Prime         Candlewood        Security
                                                                                     Capital

Manager                       Subsidiary of     Subsidiary of    Subsidiary of    Subsidiary of
                                 Wyndham            Prime         Candlewood        Security
                                                                                     Capital
Investment at
September 30, 2001
(000s) (1)                       $240,000         $243,350         $289,750         $145,000          $2,518,684

Deposits (000s) (2)              $15,000           $25,575          $30,086          $15,960           $237,418

End of Initial Term                2017             2013             2016             2015            2010-2019
                                                                                                  (average 14 years)

Renewal Options (3)              4 for 12         3 for 15         3 for 15         2 for 15        20 - 48 years
                                years each       years each       years each       years each

Current Annual Minimum
Rent / Return (000s)             $25,000           $25,575          $29,507          $15,960           $260,147

Percentage Rent / Return (4)        7.5%             8.0%            10.0%            10.0%            5% - 10%


Year to date September:

   2001: Occupancy                 78.1%            62.8%            75.1% (5)        77.7%             74.8% (6)
         ADR                     $124.99           $73.88           $57.53 (5)       $53.78            $90.32 (6)
         RevPAR                   $97.62           $46.40           $43.21 (5)       $41.79            $67.55 (6)

   2000: Occupancy                84.0%             61.8%            79.3% (5)        81.1%             78.3% (6)
         ADR                     $127.13           $77.53           $56.31 (5)       $50.27            $88.15 (6)
         RevPAR                  $106.79           $47.91           $44.65 (5)       $40.77            $69.02 (6)
------------------------------------------------------------------------------------------------------------------------

(1)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(2)  Excludes other deposits totaling approximately $26.6 million retained by us to secure various guarantee obligations to us.

(3)  Renewal options may be exercised by the tenant for all, but not less than all, of the hotels within a lease pool.

(4)  Each lease  provides for payment to us as  additional  rent of a percentage  of increases in total hotel sales over base year levels.

(5)  Includes the 35 hotels in this lease pool which were open for at least one year prior to January 1, 2001.

(6)  Includes the 220 hotels which were open for at least one year prior to January 1, 2001.

                          HOSPITALITY PROPERTIES TRUST



Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2000. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At September 30, 2001, our outstanding debt included four issues of fixed rate, senior unsecured notes as follows:

                       Interest Rate                                              Total Interest
Principal Balance        Per Year       Maturity     Interest Payments Due       Expense Per Year
-----------------        --------       --------     ---------------------       ----------------
$ 115,000                 8.25%           2005             Monthly                    $  9,488
  150,000                 7.00%           2008          Semi-Annually                   10,500
  150,000                 8.50%           2009             Monthly                      12,750
   50,000                 9.125%          2010          Semi-Annually                    4,563
---------                                                                             --------
$ 465,000                                                                             $ 37,301
=========                                                                             ========

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,730. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of September 30, 2001, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $17,396.

Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. Our $115,000 8.25% notes due 2005 are callable by us at par any time after November 15, 2001. Our $150,000 8.5% notes due 2009 are callable by us at par any time after December 15, 2002. In other cases we are allowed to make prepayments only at a premium to face value. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our line of credit bears interest at floating rates and matures in 2002. As of September 30, 2001, we had zero outstanding and the full amount of $300,000 available for drawing under our revolving credit facility. Our revolving credit facility is available to purchase hotels and for general business purposes. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt.

The interest rate market which has an impact upon us is the U.S. dollar interest rate for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

                          HOSPITALITY PROPERTIES TRUST


                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO THE DECLARATION, TIMING OR PAYMENT OF DISTRIBUTIONS OR OBLIGATIONS, OUR POLICIES AND PLANS REGARDING OUR TAXATION AND REIT QUALIFICATION, INTEREST RATE RISK MANAGEMENT, HOTEL INVESTMENTS, CAPITAL FINANCE, SEASONALITY, THE IMPACT ON US AND OUR TENANTS REGARDING THE CURRENT DEPRESSED LEVEL OF TRAVEL AND ITS IMPACT ON OUR REVENUES, AND OTHER MATTERS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE WITHOUT LIMITATION HOTEL ROOM DEMAND, CHANGES IN FINANCING TERMS, OUR ABILITY OR INABILITY TO COMPLETE ACQUISITIONS AND FINANCING TRANSACTIONS, OUR, OUR HOTELS' OR OUR TENANTS, MANAGER'S OR GUARANTORS' RESULTS OF OPERATIONS AND GENERAL CHANGES IN ECONOMIC CONDITIONS. THE INFORMATION CONTAINED IN THIS FORM 10-Q, AND INFORMATION IN OUR ANNUAL REPORT ON FORM 10-K INCLUDING THE INFORMATION UNDER THE HEADINGS "BUSINESS AND PROPERTIES" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES BETWEEN FORWARD-LOOKING STATEMENTS AND ACTUAL FUTURE RESULTS.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         (b)      Reports on Form 8-K

         On August 1, 2001, the Company filed a current Report on Form 8-K reporting under items 5 and 7 information and exhibits pertaining to the offering of 5,750,000 common shares of beneficial interest at a public offering price of $28.05 per share and related underwriters' overallotment option to purchase additional shares.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOSPITALITY PROPERTIES TRUST


                                  /s/ Thomas M. O'Brien
                                      Thomas M. O'Brien
                                      Treasurer and Chief Financial Officer
                                      (authorized officer and principal
                                        financial officer)
                                      Dated:  November 8, 2001