Form 10-K405
period 2001-12-31
HOSPITALITY PROPERTIES TRUST
filed 2002-03-28
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                                    Name of each
         Class                                      exchange on which registered


Common Shares of Beneficial Interest                 New York Stock Exchange
Series A Cumulative Redeemable                       New York Stock Exchange
Preferred Shares of Beneficial Interest

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares of the registrant held by non-affiliates was $1,965 million based on the $33.80 closing price per share on the New York Stock Exchange on March 20, 2002. For purposes of this calculation, 4,000,000 Common Shares of Beneficial Interest, $0.01 par value ("Common Shares") held by HRPT Properties Trust, and an aggregate of 416,091 Common Shares held by the Trustees and officers of the registrant, have been included in the number of shares held by affiliates.

Number of the  registrant's  Common  Shares,  outstanding  as of March 20, 2002:
62,537,598

         References in this Annual Report on Form 10-K to the "Company", "HPT", "we", "us" or "our" include consolidated subsidiaries unless the context indicates otherwise.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 7, 2002.

                                 ---------------


                            CERTAIN IMPORTANT FACTORS

         Our Annual Report on Form 10-K contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Form 10-K and include statements regarding our intent, belief or expectation, or the intent, belief or expectation of our Trustees or our officers with respect to the declaration or payment of distributions, our policies and plans regarding investment, financing, or other matters, our qualification and continued qualification as a real estate investment trust, trends affecting us or our tenants' and operators' financial condition, results of operations and ability to pay rent and returns to us or factors which affect our hotels' quality, operations, financial results or competitiveness. You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors. Such factors include without limitation changes in financing terms, our ability or inability to complete acquisitions and financing transactions, results of operations of and competition affecting our hotels or our tenants and general changes in industry or general and local economic conditions not presently contemplated. The accompanying information contained in this Form 10-K, including the information under the headings "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," identifies other important factors that could cause such differences.


THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF THE TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY
OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH THE TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                                        HOSPITALITY PROPERTIES TRUST
                                        2001 FORM 10-K ANNUAL REPORT

                                             Table of Contents


                                                   Part I
                                                                                                      Page
Items 1. & 2.     Business and Properties........................................................       1

Item 3.           Legal Proceedings..............................................................      22

Item 4.           Submission of Matters to a Vote of Security Holders............................      22

                                                  Part II

Item 5.           Market for the Registrant's Common Equity and Related Shareholder Matters......      23

Item 6.           Selected Financial Data........................................................      24

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................      25

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.....................      33

Item 8.           Financial Statements and Supplementary Data....................................      34

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................      34


                                                  Part III


Item 10.          Directors and Executive Officers of the Registrant.............................       *

Item 11.          Executive Compensation.........................................................       *

Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       *

Item 13.          Certain Relationships and Related Transactions.................................       *

                  * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation
                      14A.


                                                  Part IV


Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................      35

                                     PART I

Items 1. & 2.  Business and Properties

         The Company. We are a real estate investment trust, or REIT, formed in 1995 to buy and own hotels leased to or operated by unaffiliated hotel companies. At December 31, 2001, we owned 230 hotels with 31,691 rooms or suites located in 37 states in the U.S., which cost approximately $2.6 billion. We are organized as a Maryland real estate investment trust. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

         Our principal growth strategy is to expand our investments in hotels and to set minimum rents or returns which produce income in excess of our operating and capital costs. We seek to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business. Our principal internal growth strategy is to participate through percentage rents in increases in total hotel sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels.

         Our hotels are currently operated as Marriott Hotels(R), Courtyard by Marriott(R), Residence Inn by Marriott(R), Wyndham Garden(R), Wyndham(R),
Summerfield Suites by Wyndham(R), AmeriSuites(R), Candlewood Suites(R), Homestead Studio Suites(R), TownePlace Suites by Marriott(R) or SpringHill Suites by Marriott(R). We believe that our portfolio of hotels is among the newest of publicly owned hotel REITs. The average age of our hotels is approximately 7.3 years at December 31, 2001.

         Courtyard by Marriott(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. Most of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and many have a restaurant or coffee shop. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 2001, over 553 Courtyard by Marriott(R) hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott(R) brand is a leading brand in the upscale, limited service segment of the United States hotel industry.

         We have invested a total of $770 million in 71 Courtyard by Marriott(R) hotels which have 10,280 rooms. The occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") for our 67 Courtyard by Marriott(R) hotels which were open for a full year as of January 1, 2001, were as follows:

                       HPT COURTYARD BY MARRIOTT(R) HOTELS

                                                2001        2000
                                                ----        ----
               Occupancy....................    72.2%       79.1%
               ADR..........................  $100.60      $98.00
               RevPAR.......................   $72.63      $77.52

         Residence Inn by Marriott(R) hotels are designed to attract business, governmental and family travelers who stay more than five consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 and 130 studio, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2001, 392 Residence Inn by Marriott(R) hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry.

         We have invested a total of $420 million in 37 Residence Inn by Marriott(R) hotels which have 4,695 suites. The average occupancy, ADR and RevPAR for our 36 Residence Inn by Marriott(R) hotels which were open for a full year as of January 1, 2001, were as follows:

                     HPT RESIDENCE INN BY MARRIOTT(R) HOTELS

                                                  2001         2000
                                                  ----         ----
               Occupancy......................    77.8%        82.1%
               ADR............................  $101.59      $101.86
               RevPAR.........................   $79.04       $83.63


         Wyndham(R) Hotels Twelve of our hotels are Wyndham(R) hotels, including the Wyndham(R) and Wyndham Garden(R) brands. Wyndham Garden(R) hotels are upscale, mid-sized, full service hotels located primarily near suburban business centers and airports, and are designed to attract business travelers and small business groups. Each of our Wyndham(R) hotels contains between 140 and 381 rooms. Amenities and services include large desks, room service and access to 24-hour telecopy and mail/package service. The 1,500 to 5,000 square feet of meeting facilities at Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most Wyndham(R) hotels also feature a lobby lounge, a swimming pool, exercise facilities, and one or more restaurants. According to Wyndham, as of December 2001 there were 24 Wyndham Garden(R) and 71 Wyndham(R) hotels open and operating in the United States.

         We have invested a total of $183 million in 12 Wyndham(R) and Wyndham Garden(R) hotels which have 2,321 rooms. These hotels, all of which were open for at least a full year as of January 1, 2001, had average occupancy, ADR and RevPAR as follows:

                              HPT WYNDHAM(R) HOTELS

                                                  2001         2000
                                                  ----         ----
               Occupancy......................    67.0%        72.4%
               ADR............................   $90.23       $91.88
               RevPAR.........................   $60.45       $66.52


         Summerfield Suites by Wyndham(R) hotels are upscale, all suite extended stay hotels which offer guests separate living and sleeping areas, full kitchens, large work areas, complimentary breakfasts and evening social hours. Private voice mail, video players, on site convenience stores and "room service" contracted from area restaurants also are generally available. In addition, Summerfield Suites by Wyndham(R) offers "signature" two bedroom, two bathroom suites designed for equal-status business travelers in training classes or attending meetings and for families. According to Wyndham, there were 37 Summerfield Suites by Wyndham(R) open and operating in the United States as of December 2001.

         We have invested a total of $240 million in 15 Summerfield Suites by Wyndham(R) hotels which contain 1,822 suites (2,766 rooms). These hotels, all of which were open for at least a full year as of January 1, 2001, had average occupancy, ADR and RevPAR as follows:

                   HPT SUMMERFIELD SUITES BY WYNDHAM(R) HOTELS

                                                  2001         2000
                                                  ----         ----
               Occupancy......................    75.8%        82.3%
               ADR............................  $120.56      $126.86
               RevPAR.........................   $91.38      $104.41

         AmeriSuites(R) hotels are all-suite hotels designed to attract value-oriented business travelers. AmeriSuites(R) hotels compete in the all-suite segment of the lodging industry with such brands as Embassy Suites(R), SpringHill Suites(R) and Hampton Inn & Suites(R). Each AmeriSuites(R) guest room offers an efficient space for working which includes two phones with data ports and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each AmeriSuites(R) hotel has a lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all AmeriSuites(R) hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. AmeriSuites(R) hotels are generally high-rise hotels of six or seven stories and are of masonry construction. According to Prime Hospitality, there were 140 AmeriSuites(R) hotels open and operating across the United States as of December 31, 2001.

         We have invested $243 million in our 24 AmeriSuites(R) hotels which include 2,929 guest suites. These hotels, all of which were open for at least a full year as of January 1, 2001, had average occupancy, ADR and RevPAR as follows:

                            HPT AMERISUITES(R) HOTELS

                                                  2001         2000
                                                  ----         ----
               Occupancy......................    60.9%        59.4%
               ADR............................   $71.97       $77.18
               RevPAR.........................   $43.83       $45.84

         Candlewood Suites(R) hotels are mid-priced extended stay hotels which offer studio and one bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites(R) hotels compete in the mid-priced extended stay segment of the lodging industry against such other brands as Sierra Suites(R), TownePlace Suites by Marriott(R) and MainStay Suites(R). Each Candlewood Suites(R) suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa, or recliner, 25-inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood Suites(R) suite contains a king size bed. Other amenities offered at each Candlewood Suites(R) hotel include a fitness center, free guest laundry facilities, and a Candlewood Cupboard(R) area where guests can purchase light meals, snacks and other refreshments. According to Candlewood, there were over 101 Candlewood Suites(R) hotels open and operating across the United States as of December 2001.

         We have invested $290 million in 36 Candlewood Suites(R) hotels which include 4,294 suites. The average occupancy, ADR and RevPAR for our 35 Candlewood Suites(R) hotels which were open for a full year as of January 1, 2001, were as follows:

                         HPT CANDLEWOOD SUITES(R) HOTELS

                                                  2001         2000
                                                  ----         ----
               Occupancy......................    74.4%        77.3%
               ADR............................   $56.09       $56.35
               RevPAR.........................   $41.73       $43.56

         Homestead Studio Suites(R) hotels are extended stay hotels designed for value-oriented business travelers. Each Homestead Studio Suites(R) room features a kitchen with a full-size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well-lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service and personalized voice-mail are also available to guests. On-site laundry and other personal care items are available. Housekeeping services are provided on a twice-weekly basis. According to Homestead, there were 112 Homestead Studio Suites(R) hotels open as of December 2001.

         We have invested $145 million in 18 Homestead Studio Suites(R) hotels with a total of 2,399 rooms. These hotels, all of which were open for at least a full year as of January 1, 2001, had average occupancy, ADR and RevPAR as follows:

                      HPT HOMESTEAD STUDIO SUITES(R) HOTELS

                                                 2001         2000
                                                 ----         ----
               ccupancy......................    74.8%        79.7%
               DR............................   $52.76       $50.67
               evPAR.........................   $39.46       $40.38


         TownePlace Suites(R) are extended-stay hotels offering studio, one bedroom and two-bedroom suites for business and family travelers. TownePlace Suites(R) compete in the mid-priced extended-stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, data lines, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were 99 TownePlace Suites(R) open as of December 2001.

        We have invested in 12 TownePlace Suites which include 1,331 rooms for $102 million. The average occupancy, ADR and

RevPAR for our 10 TownePlace Suites(R) which were open for a full year as of January 1, 2001, were as follows:

                         HPT TOWNEPLACE SUITES(R) HOTELS

                                                  2001         2000
                                                  ----         ----
               Occupancy......................    73.3%        74.6%
               ADR............................   $67.10       $67.02
               RevPAR.........................   $49.18       $50.00

         The Kauai Marriott Resort & Beach Club is a 356 room, 10 floor hotel with 50,000 square feet of meeting space, five restaurants and an on-the-beach lounge. The resort includes a 26,000-square-foot pool, multiple acres of Hawaiian gardens and waterfalls, tennis courts, sauna, whirlpool, exercise spa facilities and beauty and massage salons.

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

         SpringHill Suites(R) are value focused suites for business and family travelers. SpringHill Suites(R) compete in the mid-priced all-suite segment of the lodging industry. Each suite offers separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull-out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones with data port and voice mail, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were over 84 SpringHill Suites(R) open as of December 2001. We have invested in two SpringHill Suites(R) which include 264 hotel rooms for $21 million. These hotels opened in 2000.

                     PRINCIPAL LEASE OR MANAGEMENT FEATURES

         As of December 31, 2001, all of our hotels are leased to or managed by unrelated third-parties. Each hotel we own is leased or operated as part of a combination of hotels, as described below. The principal features of the lease and management agreements for our 230 hotels are as follows:

o Minimum rent or returns. All of our agreements require minimum annual rent or returns equal to between 10% and 12% of our investment in our hotels.

o Percentage rent or returns. All of our agreements require percentage rent or returns equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts.

o Long term. All of the agreements for our hotels expire after 2010. The weighted average term remaining for our hotels as of December 31, 2001, is 13.8 years.

o Pooled agreements. Each of our hotels is part of a combination of hotels. The tenant or manager obligations to us with respect to each hotel in a combination are subject to cross default with the
         obligations   with  respect  to  all  the  other  hotels  in  the  same
         combination. The smallest combination includes 12 hotels with 2,321 rooms in which we have invested $183 million; the largest combination includes 53 hotels with 7,610 rooms in which we have invested $513 million.

o Geographic diversification. Each combination of hotels is geographically diversified. In addition, many of our hotels are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities or major tourist attractions.

o All or none renewals. All renewal options for each combination of our hotels may only be exercised on an all or none basis and not for separate hotels.

o Security deposits. All of our agreements require security deposits, generally equal to one year's minimum rent or minimum investment return.

o FF&E Reserves. All of our agreements require the deposit of 3-6% of gross hotel revenues into escrow to fund periodic renovations (the "FF&E Reserve") in addition to minimum rents or returns. For hotels which were open for at least one year prior to 2001 (220 hotels) the FF&E Reserve contributions in 2001 averaged $1,300 per room.

o Subordinated fees. Some or all of the management fees for our hotels are subordinated to minimum amounts due to us.

o Guarantees for new hotels. When we purchase recently built hotels, we require that payments to us be guaranteed generally until the operations of the hotels achieve negotiated levels. As of December 31, 2001, five of our nine hotel pools, including 132 hotels have minimum rent or returns due to us guaranteed by the parent companies of our operators. These hotels represent 55.8% of our total investments, at cost.

o Coverage. We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E Reserve contributions, divided by the aggregate minimum payments to us. During 2001, the 220 HPT hotels which had been open at least one year at the beginning of 2001 had average coverage of approximately 1.20 times. All of our hotels, including 10 which opened in 2000 or 2001, had average coverage of approximately 1.15 times in 2001. We own 132 hotels operated under leases or management agreements which are guaranteed by the parent companies of our tenants and managers. The 98 hotels operated pursuant to leases or management agreements which are not guaranteed had average coverage of 1.39 times in 2001.

         At December 31, 2001, 10 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 34 years, and the ground lessors are unrelated to us.

         Ground rent payable under the ground leases is generally calculated as a percentage of hotel revenues. Eight of the 10 ground leases require minimum annual rent ranging from approximately $90,000 to $503,000 per year; rent under two ground leases has been pre-paid. If a ground lease terminates, the lease with respect to the hotel on such ground-leased land will also terminate. Generally payment of ground lease obligations are made by our tenant or manager. However, if a tenant or manager did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders. We have no current requirement to make any pledge of our ground lease interests.

                        INVESTMENT AND OPERATING POLICIES

         We provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business. Many other public hotel REITs seek to control the operations of hotels in which they invest and generally design their affiliated leases to capture substantially all net operating revenues from their hotels as rent. Our agreements are designed so that net operating revenues from our hotels exceed minimum amounts due to us by considerable coverage margins. We believe that these differences in operating philosophy afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

         Our investment objectives include increasing per share distributions and cash available for distribution, or CAD, from dependable and diverse resources. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase CAD per share because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in a percentage of operating growth at our hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our CAD is received from diverse properties and operators.

         In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2001, we owned no mortgages or joint venture interests.

         Our day-to-day operations are conducted by REIT Management & Research LLC, our investment manager. REIT Management originates and presents investment opportunities to our Board of Trustees.

         Because we are a REIT, generally, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. Our agreements require the lessee or operator to pay all operating expenses, including taxes, insurance and capital reserves and to pay to us minimum returns plus percentage returns based upon increases in gross revenues at the hotels. As described elsewhere in this Form 10-K, tax law changes known as the REIT Modernization Act, or RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a so-called "taxable REIT subsidiary" if the hotel is managed by an independent third party. We entered into our first transaction using a taxable REIT subsidiary on June 15, 2001. The income realized by our taxable REIT subsidiary in excess of the rent paid to us by our subsidiary will be subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our taxable REIT subsidiary improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time. We may enter new leases with taxable REIT subsidiaries, but we currently expect to do so only to the extent such new arrangements are reasonably consistent with the investment and operating policies set forth above.

                              ACQUISITION POLICIES

         We intend to pursue growth through the acquisition of additional hotels. Generally, we prefer to purchase multiple hotels in one transaction because we believe a single agreement, cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified lessee or operator; (iv) the design and physical condition of the hotel; (v) the estimated replacement cost and proposed acquisition price of the hotel; (vi) the price segment in which the hotel is operated; (vii) the reputation of the particular hotel management organization, if any, with which the hotel is or may become affiliated; (viii) the age of the hotel; (ix) the level of services and amenities offered at the hotel; and (x) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel's market area and the existence of barriers to entry within that market, including site availability, and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select qualified and experienced hotel operators. We intend to continue to select hotels for acquisition which will enhance the diversity of our portfolio with respect to location, brand name, and lessee/operator.

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

         Investment Manager. We have an agreement whereby REIT Management provides investment and administrative services to us. REIT Management is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our Managing Trustees. REIT Management has a principal place of business at 400 Centre Street, Newton, Massachusetts, 02458; and its telephone number is (617) 928-1300. REIT Management acts as the investment manager to HRPT Properties Trust (NYSE:HRP), the holder of 4,000,000 of our common shares and Senior Housing Properties Trust (NYSE: SNH) and has other business interests. The directors of REIT Management are Gerard M. Martin, Barry
M. Portnoy and David J. Hegarty. The executive officers of REIT Management are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O'Brien, Vice President; and John C. Popeo, Treasurer. Mr. Murray and Mr. O'Brien are also our officers.

         Employees. We have no employees. Services which would otherwise be provided by employees are provided by REIT Management pursuant to our advisory agreement and by our Managing Trustees and officers. As of March 8, 2002, REIT Management had approximately 250 full-time employees.

         Competition. The hotel industry is highly competitive. Each of our hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy rates and daily room rates at our hotels located in that area. Agreements with the operators of our hotels restrict the right of each operator and its affiliates for a limited period of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements neither the operators nor their affiliates are restricted from operating other brands of hotels in the market areas of any of our hotels, and after such limited period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

         We expect to compete for hotel acquisition and financing opportunities with entities which may have substantially greater financial resources than us, including, without limitation, other REITs, hotel operating companies, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of hotel operators. Such competition may reduce the number of suitable hotel acquisition or financing opportunities available to us or increase the bargaining power of hotel owners seeking to sell or finance their properties.

Environmental Matters

         Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. We reviewed environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, no assurances can be given that environmental liabilities are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our busienss or financial condition.

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

         Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2001 taxable years, and that our current investments and plan of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our actual qualification and taxation as a REIT will depend upon our ability to meet the various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will operate in a manner to satisfy the various REIT qualification tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a C corporation, and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

         If we qualify as a REIT and meet the annual distribution tests described below, we generally will not be subject to federal income taxes on the amounts we distribute. However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

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

     o As explained below, we are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary of ours will be separately taxed on its net income as a C corporation, and will be subject to limitations on the deductibility of interest expense paid to us. In addition, we will be subject to a 100% tax on redetermined rents, redetermined deductions, and excess interest expense, in order to ensure that transactions between and among us, our tenants, and our taxable REIT subsidiaries are at arm's length.

         If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in the countries where those properties are located. The nature and amount of this taxation will depend on the laws of the countries where the properties are located. If we operate as we currently intend, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax, and thus we generally cannot recover the cost of foreign taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

         If we fail to qualify or elect not to qualify as a REIT in any taxable year, then we will be subject to federal income tax in the same manner as a C corporation. Any distributions to our shareholders in a year in which we fail to qualify as a REIT will not be deductible, nor will these distributions be required under the Internal Revenue Code. In that event, to the extent of our current and accumulated earnings and profits, any distributions to our shareholders will be taxable as ordinary dividends and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate recipients. Also, we will generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. Failure to qualify for federal income taxation as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

REIT Qualification Requirements

         General Requirements. Section 856(a) of the Internal Revenue Code defines a REIT as a corporation, trust or association:

         (1) that is managed by one or more trustees or directors;

         (2) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

         (3) that would be taxable, but for Sections 856 through 859 of the Internal Revenue Code, as a C corporation;

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) to (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have satisfied conditions (1) to (6), inclusive, during each of the requisite periods ending on or before December 31, 2001, and that we will continue to satisfy those conditions in future taxable years. There can, however, be no assurance in this regard.

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

         For purposes of condition (6) above, REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

         We have invested and may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

         Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter of our taxable year, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

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

         In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status during all times each subsidiary's taxable REIT subsidiary election remains in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

         Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate. Finally, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a taxable REIT subsidiary, so long as the taxable REIT subsidiary hires an eligible independent contractor to operate the facility, as discussed more fully below.

         Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

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

     o For our 2001 taxable year and thereafter, there is a second exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant. For this second exception to apply, a real property interest in a "qualified lodging facility" must be leased by the REIT to its taxable REIT subsidiary, and the facility must be operated on behalf of the taxable REIT subsidiary by a person who is an "eligible independent contractor." Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities. An eligible independent contractor with respect to a qualified lodging facility is defined as an independent contractor if, at the time the contractor enters into the agreement with the taxable REIT subsidiary to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the taxable REIT subsidiary or its affiliated REIT. For these purposes, an otherwise qualifying independent contractor is not disqualified from that status on account of the taxable REIT subsidiary bearing the expenses for the operation of the qualified lodging facility, the taxable REIT subsidiary receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the independent contractor, or the REIT receiving income from the independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property. Also, as explained above, we will be subject to a 100% excise tax if the IRS successfully asserts that the rents paid by our taxable REIT subsidiary to us exceed an arm's length rental rate. In June 2001, we acquired 4 hotels and agreed to lease these hotels, along with 31 other hotels then currently leased to tenants unaffiliated with us, to a taxable REIT subsidiary. Our taxable REIT subsidiary engaged independent managers to operate these 35 hotels. To date, 16 hotels are leased and managed in this fashion, and the remaining 19 hotels will prior to June 30, 2004 become leased and managed in this manner. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our taxable REIT subsidiary's management agreements will be respected for purposes of the requirements of the Internal Revenue Code discussed above. Accordingly, we expect that the rental income from our current and future taxable REIT subsidiaries will qualify favorably as "rents from real property," and that the 100% excise tax on excessive rents from a taxable REIT subsidiary will not apply.

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

     o If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property", if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property is determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio will be determined by reference to fair market values rather than tax bases.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test with certain adjustments, multiplied by a fraction intended to reflect our profitability.

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

     o Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

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

Prior to our 2001 taxable year, the preceding 90% percentages were 95%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and if the dividend is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.
Taking  into  account  our   distribution   policies,   including  the  dividend
reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

         If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary to arrange for new debt or equity financing to provide funds for required distributions, or else our REIT status for federal income tax purposes could be jeopardized. We can provide no assurance that financing would be available for these purposes on favorable terms.

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

         For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our U.S. shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportionate among all classes of our shares.

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

         For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS. If for any taxable year we designate as capital gain dividends any portion of the dividends paid or made available for the year to our shareholders, including our retained capital gains treated as capital gain dividends, then the portion of the capital gain dividends so designated that will be allocated to the holders of a particular class of shares will on a percentage basis equal the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

         Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. In this regard, note that the 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 20% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. These Treasury regulations require the use of the IRS Forms W-8 series.

         If our shares are not "United States real property interests" within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was present in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and in the case of corporate non-U.S. shareholders might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to ithhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

         Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 30%, but this rate will fall to 28% over the next several years. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

         A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes under penalties of perjury an IRS Form W-9 or substantially similar form that:

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

         Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office.

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

Prohibited Transactions

         Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciary shareholders should consult their own legal advisors as to whether the ownership of our shares involves a prohibited transaction.

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

    2000                                     High                       Low
    ----                                     ----                       ---

First Quarter                             $   21.13                $   18.56
Second Quarter                            $   24.94                $   20.38
Third Quarter                             $   25.25                $   23.25
Fourth Quarter                            $   23.25                $   20.56

    2001                                     High                       Low
    ----                                     ----                       ---

First Quarter                             $   26.96                $   22.75
Second Quarter                            $   29.65                $   25.35
Third Quarter                             $   29.40                $   20.95
Fourth Quarter                            $   30.00                $   24.35

         The closing price of the common shares on the New York Stock Exchange on March 20, 2002, was $33.80 per share.

         As of March 20, 2002, there were approximately 1,173 shareholders of record, and we estimate that as of such date there was in excess of 69,000 beneficial owners of the common shares.

         Information  about   distributions  paid  to  common   shareholders  is
summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

                                  Distributions
                                Per Common Share
                                ----------------

                            2000                 2001
                           -----                -----
First Quarter              $0.69                $0.70
Second Quarter             $0.69                $0.71
Third Quarter              $0.70                $0.71
Fourth Quarter             $0.70                $0.71
                           -----                -----
     Total                 $2.78                $2.83


         All common distributions shown in the table above have been paid. We intend to continue to declare and pay future common share distributions on a quarterly basis.

         In order to qualify for the beneficial tax treatment accorded to REITs by Sections 856 through 860 of the Internal Revenue Code, we are required to make annual distributions to shareholders of at least 90% (in our 2000 taxable year this requirement was 95%) of our taxable income. Distributions are made at the discretion of the Board of Trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors as the Board of Trustees deems relevant. We intend to distribute substantially all of our "real estate investment trust taxable income" to our shareholders.

Item 6.  Selected Financial Data

     The following table sets forth selected financial data for the five years ended December 31, 2001. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

                                                                                     Year Ended December 31,
                                                              ----------------------------------------------------------------------
                                                                  2001           2000          1999           1998           1997
                                                              ----------------------------------------------------------------------
                                                                              (in thousands, except per share data)
Operating Data:
    Revenues:
       Rental income ....................................     $  240,290     $  234,377     $  212,669     $  157,223     $   98,561
       Hotel operating revenues .........................         37,982             --             --             --             --
       FF&E reserve income ..............................         24,652         25,753         20,931         16,108         14,643
       Interest income ..................................            953          2,893          3,618          1,630            928
                                                              ----------     ----------     ----------     ----------     ----------
           Total revenues ...............................        303,877        263,023        237,218        174,961        114,132

    Expenses:
       Hotel operating expenses .........................         24,375             --             --             --             --
       Interest .........................................         41,312         37,682         37,352         21,751         15,534
       Depreciation and amortization ....................         91,395         84,303         74,707         54,757         31,949
       Terminated acquisition costs .....................             --             --             --             --            713
       General and administrative .......................         14,839         14,767         13,230         10,471          6,783
                                                              ----------     ----------     ----------     ----------     ----------
           Total expenses ...............................        171,921        136,752        125,289         86,979         54,979
                                                              ----------     ----------     ----------     ----------     ----------
       Income before extraordinary item .................        131,956        126,271        111,929         87,982         59,153
       Extraordinary loss from extinguishment
           of debt ......................................             --             --             --          6,641             --
    Net income ..........................................        131,956        126,271        111,929         81,341         59,153
    Preferred distributions .............................          7,125          7,125          5,106             --             --
                                                              ----------     ----------     ----------     ----------     ----------

    Net income available for common
           shareholders .................................     $  124,831     $  119,146     $  106,823     $   81,341     $   59,153
                                                              ==========     ==========     ==========     ==========     ==========
    Weighted average common shares
             outstanding ................................         58,986         56,466         52,566         42,317         27,530

Per Common Share Data:
    Income before extraordinary item
             available to common ........................     $     2.12     $     2.11     $     2.03     $     2.08     $     2.15
             shareholders
    Net income available for common
             shareholders ...............................     $     2.12     $     2.11     $     2.03     $     1.92     $     2.15
    Cash distributions per common share .................     $     2.83     $     2.78     $     2.75     $     2.62     $     2.45

Balance Sheet Data (as of December 31):
    Real estate properties, net .........................     $2,265,824     $2,157,487     $2,082,999     $1,774,811     $1,207,868
    Total assets ........................................      2,354,964      2,220,909      2,194,852      1,837,638      1,313,256
    Debt, net of discount ...............................        464,781        464,748        414,780        414,753        125,000
    Shareholders' equity ................................      1,604,519      1,482,940      1,519,715      1,173,857      1,007,893


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion should be read in conjunction with the financial statements and the notes thereto included in this Annual Report.

         This discussion includes references to Cash Available for Distribution, or CAD.

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

Events of September 11, 2001

         Since the terrorist attacks on the United States on September 11, 2001, the U.S. hotel industry has experienced significant declines versus the comparable prior year period in occupancy, revenues and profitability. These declines primarily arise from reduced travel. These declines are in addition to more modest declines which began to affect the hotel industry earlier in 2001 as a result of the recessionary economy. Most of our hotel operators have reported operating declines at our hotels. Our leases and operating agreements contain features such as guarantees which are intended to require payment of minimum returns to us. The operation of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their obligations to us, our revenues will decline.

Results of Operations

Year Ended December 31, 2001 versus Year Ended December 31, 2000

         Total revenues in 2001 were $303.9 million versus $263.0 million in 2000. This increase is due primarily to our recognition of total hotel sales as hotel operating revenue for 16 hotels leased to our taxable REIT subsidiary and operated by Marriott, discussed in Note 4 to the financial statements. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. Total revenues were comprised of minimum rent of $236.9 million, percentage rent of $3.4 million, hotel operating revenues of $38.0 million, and FF&E reserve income of $24.7 million in 2001 versus $228.7 million, $5.6 million, $0 and $25.8 million, respectively, in 2000. The 3.6% increase in minimum rent revenue reflects the full year impact of 12 hotels acquired and leased in 2000, offset somewhat by minimum rents recognized in 2000 for hotels which, in 2001, began to be leased to our taxable REIT subsidiary. Hotel operating revenues of $38.0 million, net of hotel operating expenses of $24.4 million for the 16 hotels leased to our taxable REIT subsidiary was $13.6 million in 2001, compared to minimum rent of $5.1 million and FF&E reserve income of $0.7 million (total $5.8 million) for the comparable 2000 period an increase of 134.5% or $7.8 million. This increase was due primarily to our 2001 purchase of four hotels. The decrease in percentage rent revenue of 39.5% is due to reduced levels of hotel sales at many of our properties. FF&E reserve income decreased by 4.3% resulting primarily from lower gross hotel revenues at many of our properties, offset somewhat by additional hotels purchased during 2000 and 2001. Interest income in 2001 was $1.0 million versus 2000 interest income of $2.9 million. The decrease is primarily due to our lower average cash balance and by lower interest rates in 2001 versus 2000.

         Total expenses in 2001 were $171.9 million versus $136.8 million in 2000. The 25.7% increase is due primarily to our recognition of hotel operating expenses from 16 hotels leased to our taxable REIT subsidiary and operated by Marriott as well as increases in depreciation and amortization, and in interest expenses. We began leasing 10 hotels to a 100% owned subsidiary on June 15, 2001, and an additional six hotels on September 7, 2001. During 2001 operating expenses realized from the hotels under this agreement were $24.4 million. There are no comparable hotel operating expenses presented in the year 2000 period because these hotels were operated under a third party lease during 2000. The increase in depreciation and amortization was $7.1 million, or 8.4%. Depreciation and amortization increased primarily as a result of new investments during 2000 and 2001. Interest expense in 2001 increased $3.6 million, or 9.6% due to higher average borrowings during the 2001 period resulting primarily from the July 2000 issuance of $50.0 million senior unsecured fixed rate notes, offset somewhat by lower interest rates on our revolving credit facility.

         We expect hotel operating revenues and hotel operating expenses to increase in the future as 19 hotels begin to be leased to our taxable REIT subsidiary and operated by Marriott.

         Net income for 2001 was $132.0 million, a 4.5% increase over net income of $126.3 million in 2000. The increase was primarily due to higher rental income and hotel operating revenues in excess of hotel operating expenses, the effects of which were offset by increases in depreciation and interest expenses as well as reduced percentage rents, FF&E reserve income, and interest income. These changes were primarily the result of an increase in revenue from new investments in 2001 and 2000, offset to some extent by the weaker operating environment in 2001 which reduced total hotel sales at most of our hotels.

         Net income available for common shareholders in 2001 was $124.8 million, a 4.8% increase over net income available for common shareholders of $119.1 million in 2000, resulting from factors discussed above. On a per share basis, net income available for common shareholders was $2.12, a 0.5% increase over $2.11 in 2000. This increase resulted from the factors discussed above, partially offset by higher weighted average common shares outstanding.

Cash Available for Distribution, or CAD, for 2001 and 2000 is derived as follows (dollars in thousands):

                                                               2001       2000
                                                            ---------   --------

Net income available for common shareholders                $124,831    $119,146

Add:  Depreciation and amortization                           91,395      84,303
      Non-cash  expenses, primarily amortization  of
      deferred financing costs as interest                     3,313       3,067

Less: FF&E reserves (1)                                       26,540      25,753
                                                            --------    --------

Cash Available for Distribution                             $192,999    $180,763
                                                            ========    ========

(1) All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding capital expenditures at our hotels. Also, for the 2001 period, the amount shown here includes $1,888 of hotel operating revenues which we have escrowed for routine capital improvements for the hotels leased to our taxable REIT subsidiary. Our net income includes $26,540 and $25,753 for 2001 and 2000, respectively, of deposits into FF&E reserve escrow accounts owned by us, which are removed here because these amounts are not available to us for distributions to shareholders. Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2001 and 2000 periods totaled $14,355 and $15,284, respectively, and are not removed here because they are not included in our income.

         CAD for 2001 was $193.0 million, a 6.8% increase over CAD of $180.8 million in 2000. This increase was due primarily to the impact of our acquisition of 20 hotels in 2000 and 2001, offset somewhat by the decreases in percentage rents and interest income and the increase in interest expense discussed above.

         CAD does not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow provided by (used for) operating, investing and financing activities was $205.4 million, ($179.2 million), and ($11.8 million), respectively for the year ended December 31, 2001. Cash flow from operations in 2001 increased 9.0% from $188.3 million in 2000 primarily due to the impact of new investments in 2000 and 2001. Cash used in investing activities increased in 2001 over 2000 levels primarily because of a larger investment in the hotels purchased in 2001 versus hotels in 2000. Cash used in financing activities in 2001 decreased 89.6% from 2000, primarily because of our equity issuance in 2001 offset somewhat by increased distributions on common shares; we issued no equity in 2000.

         Our total assets increased to $2,355.0 million as of December 31, 2001, from $2,220.9 million as of December 31, 2000. The increase resulted primarily from hotel acquisitions completed in 2001 offset in part by the impact of depreciation expense accumulated on net real estate during the year.

Year Ended December 31, 2000 versus Year Ended December 31, 1999

         Total revenues in 2000 were $263.0 million versus $237.2 million in 1999. Total revenues were comprised principally of minimum rent of $228.7 million, percentage rent of $5.6 million and FF&E reserve income of $25.8 million in 2000 versus $209.0 million, $3.7 million and $20.9 million, respectively, in 1999. The 9.4% increase in minimum rent revenue reflects the full year impact of 40 hotels acquired in 1999 and the partial impact of 12 hotels acquired during 2000. The increases in percentage rent revenue of 54.0% and FF&E reserve income of 23.0% result from the impact of additional hotels purchased as well as increased gross hotel revenues at our hotels in 2000 versus 1999. Interest income in 2000 was $2.9 million versus $3.6 million in 1999. The decrease is primarily due to a decrease in the average balance of cash offset somewhat by higher interest rates in 2000 versus 1999.

         Total expenses in 2000 were $136.8 million versus $125.3 million in 1999. The 9.1% increase is primarily the result of increases in depreciation and amortization, and general and administrative expenses. The increase in depreciation and amortization was $9.6 million, or 12.8%, and general and administrative expenses increased $1.5 million, or 11.6%. Depreciation and amortization and general and administrative expenses increased primarily as a result of new investments during 1999 and 2000. Interest expense in 2000 increased $0.3 million, or less than 0.9%.

         Net income available for common shareholders in 2000 was $119.1 million, or $2.11 per common share versus $106.8 million, or $2.03 per common share in 1999. The increase in net income available for common shareholders is primarily a result of an increase in revenue from new investments.

         Cash Available for Distribution, or CAD, for 2000 and 1999 is derived as follows (dollars in thousands):

                                                              2000        1999
                                                            --------    --------

Net income available for common shareholders                $119,146    $106,823

Add:  Depreciation and amortization                           84,303      74,707
      Non-cash expenses, primarily amortization of
      deferred financing costs as interest                     3,067       2,708

Less: FF&E reserves (1)                                       25,753      20,931
                                                            --------    --------

Cash Available for Distribution                             $180,763    $163,307
                                                            ========    ========

(1) All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding capital expenditures at our hotels. Our net income includes $25,753 and $20,931 for 2000 and 1999, respectively, of deposits into FF&E reserve escrow accounts owned by us, which are removed here because these amounts are not available to us for distributions to shareholders. Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2000 and 1999 periods totaled $15,284 and $13,056, respectively, and are not removed here because they are not included in our income.

         CAD for 2000 was $180.8 million, a 10.7% increase over CAD of $163.3 million in 1999. This increase was due primarily to the impact of our acquisition of 52 hotels in 1999 and 2000 and increases in percentage rents, offset somewhat by the decrease in interest income discussed above and increased preferred distributions.

         CAD does not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow provided by (used for) operating, investing and financing activities was $188.3 million, ($123.2 million), and ($114.1 million), respectively for the year ended December 31, 2000. Cash flow from operations in 2000 increased 9.7% from $171.6 million in 1999 primarily due to the impact of new investments in 1999 and 2000. Cash used in investing activities decreased in 2000 over 1999 levels primarily because of investments in 12 hotels in 2000 versus 40 hotels in 1999. Cash was used in financing activities in 2000 versus 1999, during which cash was provided by financing activities primarily because of our equity issuance in 1999; we issued no equity in 2000.

         Our total assets increased to $2,220.9 million as of December 31, 2000, from $2,194.9 million as of December 31, 1999. The increase resulted primarily from hotel acquisitions completed in 2000 offset in part by the impact of depreciation expense accumulated on net real estate during the year.

Liquidity and Capital Resources

         -- Liquidity and Resources of our Tenants and Operators

         All of our hotels are leased to or operated by third parties. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. These third parties derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due us generally from hotel operating revenues. We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E Reserve contributions, divided by the aggregate minimum payments to us. During 2001, the 220 HPT hotels which had been open at least one year at the beginning of 2001 had average coverage of approximately 1.20 times. All of our hotels, including 10 which opened in 2000 or 2001, had average coverage of approximately 1.15 times in 2001. As described below, we own 132 hotels under leases or management agreements which are guaranteed. The 98 hotels operated pursuant to leases or management agreements which are not guaranteed had average coverage of 1.39 times in 2001.

         Obligations to us by our tenants and managers of 55.8% of our total investments, at cost, are guaranteed by the parent companies of our tenants and managers. These parent company guarantees may provide us with continued payments if the hotels combined total hotel sales less total hotel expenses during any year are not in excess of amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operation. For the full year 2000 and 2001, according to our tenants and managers, the hotels in one of our combination leases generated cash which was less than amounts due to us; nevertheless, all amounts due to us were paid.

         The 16 hotels leased to our taxable REIT subsidiary are operated by Marriott in combination with an additional 19 hotels which are leased to a subsidiary of Marriott. These 19 hotels are expected to begin to be leased by our taxable REIT subsidiary during 2002. The operations of all 35 of these hotels are combined for all purposes under our agreement with Marriott to pay combined rents and returns to us. For any of these 35 hotels, funding for hotel operating expenses, rents and returns to us, may be provided by a combination of hotel operating revenues from all other hotels in the combination, payments from Marriott International under its guarantee obligation, or voluntary payments by affiliates of Marriott. During the portion of 2001 that Marriott operated 16 hotels leased to our taxable REIT subsidiary, these 16 hotels did not generate hotel operating revenues in excess of hotel operating expenses including expenses allocated by Marriott and allocated minimum returns to us by approximately $1.9 million. This $1.9 million is reflected as a reduction to hotel operating expenses for 2001. However, during 2001 the combination of 35 hotels, of which these 16 hotels are a part, generated sufficient total hotel sales to pay hotel expenses, rent and returns to us without additional payments from Marriott under its guarantee or otherwise.

         Guarantee payments to us, if any, made on any of our leases or management agreements, do not subject us to repayment obligations.

         To maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code, we must meet certain requirements, including the distribution of a substantial portion of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999 federal legislation known as the REIT Modernization Act, or RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a so-called "taxable REIT subsidiary" if the hotel is managed by an independent third party. As described in Note 4 to our financial statements, we entered our first transaction using a taxable REIT subsidiary on June 15, 2001. The income realized by our taxable REIT subsidiary in excess of the rent paid to us by our subsidiary will be subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our taxable REIT subsidiary improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

         -- Our Operating Liquidity and Resources

         Our principal sources of funding for current expenses and for distributions to shareholders is provided by our operations, primarily rents derived from leasing and the excess of hotel operating revenues over hotel operating expenses of our hotels. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents or returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay day to day operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

         Various percentages of total sales at all of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves, as discussed above. As of December 31, 2001, there was approximately $52.9 million on deposit in these escrow accounts of which $39.9 million was held directly by us and reflected on our balance sheet as restricted cash. During 2001, $41.1 million was deposited into these accounts and $31.9 million was spent to renovate and refurbish our properties. Certain of these accounts are held and owned by tenants and not reflected on our balance sheet.

         -- Our Investment and Financing Liquidity and Resources

         In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we have entered into a revolving credit facility with a group of commercial banks. During 2001 our credit facility permitted borrowing up to $300 million, all of which was available at December 31, 2001. The credit facility in effect during 2001 expired in March 2002, and we entered a new credit facility. The new facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The new facility permits borrowing up to $350 million and includes an accordion feature under which the maximum draw could expand to $700 million, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility are payable at a spread above LIBOR.

         In the third quarter of 2001 we issued 6.0 million common shares of beneficial interest, raising gross proceeds of $168.3 million. Net proceeds, after underwriting costs and other offering expenses, were $159.3 million and were used to repay all amounts outstanding under our revolving credit facility, acquire hotels and for general business purposes.

         At December 31, 2001, we had cash and cash equivalents of $39.0 million and the ability to draw up to the full amount, or $300 million, under our credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future hotel acquisitions.

         We have no debt which matures in the next twelve months and no principal or sinking-fund payments in the next twelve months. Our debts mature as follows: $115 million in 2005; $150 million in 2008; $150 million in 2009; and $50 million in 2010. None of these debt obligations require principal or sinking-fund payments prior to their maturity date.

         To the extent we borrow on the credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore various alternatives for the repayment of amounts due. Such alternatives in the short-term and long-term may include incurring additional long-term debt and issuing new equity securities. On January 15, 1998, our shelf registration statement for up to $2 billion of securities, including debt securities, was declared effective by the Securities and Exchange Commission, or SEC. An effective shelf registration statement enables us to issue securities to the public on an expedited basis by filing a prospectus supplement with the SEC. We had $793.6 million available on our shelf registration statement as of December 31, 2001. On March 8, 2002, we filed a new shelf registration statement to increase our availability to $2.8 billion; this registration was declared effective by the SEC on March 20, 2002. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing in the future, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

         -- Debt Covenants

         Our debt obligations at December 31, 2001, were limited to our revolving credit facility and our $465 million of public debt. Each issue of our public debt is governed by an indenture. These indentures and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. During the period from our incurrence of these debts through December 31, 2001, we were in compliance with all of our covenants under our indentures and our credit agreement.

         None of our indentures or our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate "spread" applied to borrowings.

         Our public debt indentures contain cross default provisions to any other debts equal to or in excess of $20 million. Similarly, a default on any of our public indentures would constitute a default on our credit agreement.

         As of December 31, 2001, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2001, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

         -- Related Party Transactions

         We have an agreement with REIT Management & Research LLC, or RMR. RMR provides investment, management and administrative services to us. RMR is owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees. Each of our executive officers are also officers of RMR. Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our contract with RMR at least annually and make determinations regarding its negotiation, renewal or termination. Any termination of our contract with RMR would cause a default under our bank credit facility, if not approved by a majority of lenders. Our current contract with RMR expires on December 31, 2002. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fees payable to RMR are paid in our common shares.

Critical Accounting Policies

         Our most critical accounting policies involve our investments in real property. These policies affect our:

     o allocation of purchase price between various asset categories and the related impact on our recognition of depreciation expense;
     o    assessment of the carrying value of long-lived assets; and
     o    classification of our leases.

         These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environment in which our properties are located. In the future we may need to revise our assessments to incorporate information which is not now known and such revisions could increase or decrease our depreciation expense related to properties we own, which could result in the classification of new leases as other than operating leases or could decrease the net carrying value of our assets.

Property Leases and Operating Agreements

         As of March 20, 2002 we owned 230 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of hotel operating companies including Marriott International, Inc., Host Marriott Corporation, Crestline Capital Corporation, Wyndham International, Inc., Prime Hospitality Corporation, Candlewood Hotel Company, Inc. and BRE/Homestead Village LLC. The tables on the following pages summarize the key terms of our leases and the operating agreements at December 31, 2001, and operating statistics of our tenants' operations of our hotels including average occupancy, average daily rates, or ADR and revenue per available room, or RevPAR.

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Marriott(R)/Residence   Residence Inn by
                                Courtyard by        Residence Inn by      Inn by Marriott(R)/   Marriott(R)/Courtyard
Hotel Brand                       Marriott(R)          Marriott(R)          Courtyard by         by Marriott(R)/          Wyndham(R)
                                                                             Marriott(R)/        TownePlace Suites
                                                                        TownePlace Suites by             by
                                                                        Marriott(R)/SpringHill    Marriott(R)/SpringHill
                                                                       Suites by Marriott(R)(1)    Suites by Marriott(R)
------------------------------------------------------------------------------------------------------------------------------------

Number of Hotels                     53                    18                    35                  19                     12

Number of Rooms                     7,610                2,178                  5,382               2,756                 2,321

Number of States                     24                    14                    15                  14                     8

Tenant                       Subsidiary of Host    Subsidiary of Host       Subsidiary of       Subsidiary of         Subsidiary of
                                Subleased to          Subleased to       Marriott/Subsidiary      Crestline              Wyndham
                                Subsidiary of        Subsidiary of         of Hospitality
                                  Crestline            Crestline          Properties Trust

Manager                         Subsidiary of        Subsidiary of          Subsidiary of       Subsidiary of         Subsidiary of
                                  Marriott              Marriott              Marriott            Marriott               Wyndham

Investment at
December 31, 2001 (000s)          $513,126              $177,784              $453,954            $274,222               $182,570
(2)

Security Deposit (000s) (3)        $50,540              $17,220                $36,204             $28,508               $18,325

End of Initial Term                 2012                  2010                  2019                2015                   2014

Renewal Options (4)          3 for 12 years each    1 for 10 years,      2 for 15 years each  2 for 10 years each         4 for 12
                                                  2 for 15 years each                                                   years each

Current Annual Minimum
Rent /Return (000s)                $51,313              $17,724                $48,288             $28,508               $18,325

Percentage Rent/Return (5)          5.0%                  7.5%                  7.0%                7.0%                   8.0%

Number of Comparable
Hotels (6)                           53                    18                    32                  13                     12

2001:   Occupancy                   73.2%                 77.6%                 74.1%               73.1%                  67.0%
        ADR                       $102.12               $103.65                $94.14             $104.42                 $90.23
        RevPAR                     $74.75                $80.43                $69.76              $76.33                 $60.45

2000:   Occupancy                   80.1%                 83.8%                 78.1%               77.3%                  72.4%
        ADR                        $99.85               $105.09                $93.19             $103.10                 $91.88
        RevPAR                     $79.98                $88.07                $72.78              $79.70                 $66.52
------------------------------------------------------------------------------------------------------------------------------------

(1)  At December 31, 2001, 19 of the 35 hotels in this  combination  were leased to and operated by subsidiaries of Marriott.  The remaining 16 hotels were operated by subsidiaries of Marriott under a management  contract with our  wholly-owned  subsidiary tenant.  Marriott's  obligations  under the lease and the management  contracts are subject to  cross-default  provisions and
     Marriott has provided us with a limited  guarantee of its lease and management  obligations,  including the obligation to pay minimum rents and returns to us.

(2)  Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(3)  Excludes other deposits totaling approximately $26.6 million retained by us to secure various guarantee obligations to us.

(4)  Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within a pool.

(5)  Each lease or management  contract  provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)  Includes only hotels open for at least a full year as of January 1, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                Summerfield                                                                           Total /
                             Suites by Wyndham(R)                          Candlewood           Homestead             Range /
Hotel Brand                                          AmeriSuites(R)          Suites(R)        Studio Suites(R)        Average
------------------------------------------------------------------------------------------------------------------------------------
Number of Hotels                     15                   24                   36                   18                  230

Number of Rooms                    1,822                2,929                 4,294               2,399               31,691


Number of States                     8                    13                   23                   5                   37


Tenant                         Subsidiary of        Subsidiary of         Subsidiary of       Subsidiary of
                                  Wyndham               Prime              Candlewood         BRE/Homestead
                                                                                               Village LLC

Manager                        Subsidiary of        Subsidiary of         Subsidiary of       Subsidiary of
                                  Wyndham               Prime              Candlewood          BRE/Homestead
                                                                                               Village LLC
Investment at
December 31, 2001 (000s)(1)       $240,000            $243,350              $289,750             $145,000           $2,519,756


Security Deposit (000s) (2)       $15,000              $25,575               $30,086             $15,960             $237,418

End of Initial Term                 2017                 2013                 2016                 2015              2010-2019
                                                                                                                   (average 13.5
                                                                                                                      years)
Renewal Options (3)               4 for 12             3 for 15             3 for 15             2 for 15
                                 years each           years each           years each           years each

Current Annual Minimum
Rent/Return (000s)                $25,000              $25,575               $29,507             $15,960             $260,200

Percentage Rent/Return (4)          7.5%                 8.0%                 10.0%               10.0%               5%-10%

Number of Comparable
Hotels (5)                           15                   24                   35                   18                  220

2001:   Occupancy                   75.8%                60.9%                74.4%                74.8%               72.4%
        ADR                       $120.56               $71.97               $56.09               $52.76              $88.44
        RevPAR                     $91.38               $43.83               $41.73               $39.46              $64.03

2000:   Occupancy                   82.3%                59.4%                77.3%                79.7%               77.0%
        ADR                       $126.86               $77.18               $56.35               $50.67              $88.81
        RevPAR                    $104.41               $45.84               $43.56               $40.38              $68.38
------------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(2)  Excludes other deposits totaling approximately $26.6 million retained by us to secure various guarantee obligations to us.

(3)  Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within a pool.

(4)  Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(5)  Includes only hotels open for at least a full year as of January 1, 2001.

Seasonality

         Our hotels have historically experienced seasonal differences typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because we believe that the net revenues generated by our hotels will be sufficient for the lessees to pay rents and returns to us on a regular basis notwithstanding seasonal fluctuations. Seasonality may effect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations.

Inflation

         We believe that inflation should not have a material adverse effect on us. Although increases in the rate of inflation may tend to increase interest rates which we may pay for borrowed funds, our floating rate borrowings are not expected to be outstanding for extended periods, and if we believe they will be outstanding for extended periods we may purchase interest rate caps to protect us from interest rate increases. In addition, our leases provide for the payment of percentage rent to us based on increases in total sales, and such rent may increase with inflation.

Certain Considerations

         The discussion and analysis of our financial condition and results of operations requires us to make certain estimates and assumptions and contains certain statements of our beliefs, intentions or expectations concerning projections, plans, future events and performance. The estimates, assumptions and statements, such as those relating to our ability to expand our portfolio, performance of our assets, the ability of our operators to pay rent and returns to us, remain competitive or improve hotel operating revenues or results, our ability to make distributions, our tax status as a "real estate investment trust," the ability to appropriately balance the use of debt and equity and to access capital markets, depend upon various factors over which we and/or our operators and tenants have or may have limited or no control. Those factors include, without limitation, the status of the economy, capital markets (including prevailing interest rates), compliance with the changes to regulations within the hospitality industry, competition, changes to federal, state and local legislation and other factors. We cannot predict the impact of these factors, if any. However, these factors could cause our actual results for subsequent periods to be different from those stated, estimated or assumed in this discussion and analysis of our financial condition and results of operations. We believe that our estimates and assumptions are reasonable at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2000. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. At December 31, 2001, our total outstanding debt consisted of four issues of fixed rate, senior unsecured notes:

                                   Annual            Annual
          Principal Balance     Interest Rate   Interest Expense            Maturity      Interest Payments Due
          -----------------     -------------   ----------------            --------      ---------------------
             $115.0 million        8.250 %         $9.5 million               2005            Monthly
              150.0 million        7.000 %         10.5 million               2008            Semi-Annually
              150.0 million        8.500 %         12.8 million               2009            Monthly
               50.0 million        9.125 %          4.6 million               2010            Semi-Annually
           ----------------                     ---------------
             $465.0 million                       $37.4 million

         No principal repayments are due under these notes until maturity. Because interest on all of our outstanding debt at December 31, 2001, is at fixed rates, changes in interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3.7 million. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of December 31, 2001, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $16.0 million.

         Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. Our $115 million 8.25% monthly notes due 2005 became callable by us at par any time after November 15, 2001. Our $150 million 8.5% monthly notes due 2009 are callable by us at par any time after December 15, 2002. In other cases we are allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

         Our revolving credit facility bears interest at floating rates and currently matures in 2005. As of December 31, 2001, there was zero outstanding and the full amount of $300 million was available for drawing under our then existing revolving credit facility. We replaced that facility in March 2002 with a new $350 million facility which can be expanded to up to $700 million, in certain circumstances. Our revolving credit facility is available to finance acquisitions and for general business purposes. Repayments under the revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations, but would affect the interest which we must pay on this debt.

         The interest rate market which has an impact upon us is the U.S. dollar interest rate market for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.


Item 8. Financial Statements and Supplementary Data

       Our financial statements and financial statement schedule begin on Page F-1 (see index in Item 14(a)).

       One of our tenants, HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, leases 53 hotels from us which represent 20% of our investments, at cost. During 1999, with our consent, HMH HPT Courtyard LLC began to sublease these 53 properties to CCMH Courtyard I LLC, a subsidiary of Crestline Capital Corporation. The financial statements for HMH HPT Courtyard LLC as of December 31, 2001, and December 31, 2000, and for the three fiscal years ended December 31, 2001, begin on page F-16. The financial statements of CCMH Courtyard I LLC as of December 28, 2001, and December 29, 2000 and for the three fiscal years ended December 28, 2001, begin on page F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

       The information in Part III (Items 10, 11, 12 and 13) is incorporated by reference to our definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Index to Financial Statements and Financial Statement Schedules

         The following audited consolidated financial statements and schedule of
Hospitality Properties Trust are included on the pages indicated:
                                                                                         Page
    Report of Independent Public Accountants..........................................    F-1

    Consolidated Balance Sheet as of December 31, 2001 and 2000.......................    F-2

    Consolidated Statement of Income for the three years ended December 31, 2001......    F-3

    Consolidated Statement of Shareholders' Equity for the three years ended
    December 31, 2001.................................................................    F-4

    Consolidated Statement of Cash Flows for the three years ended
    December 31, 2001.................................................................    F-5

    Notes to Consolidated Financial Statements........................................    F-6

    Report of Independent Public Accountants on Schedule..............................    F-12

    Schedule III - Real Estate and Accumulated Depreciation...........................    F-13

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         The following audited financial  statements of HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation and the lessee of 53 of our Courtyard by
Marriott(R)  hotels (20% of our investments,  at cost) are included on the pages indicated:
                                                                                          Page

    Introduction to Supplementary Financial Statements
    of HMH HPT Courtyard LLC..........................................................    F-15

    Report of Independent Public Accountants..........................................    F-16

    Balance Sheets as of December 31, 2001 and December 31, 2000......................    F-17

    Statements of Operations for the fiscal years ended December 31, 2001,
    December 31, 2000 and December 31, 1999...........................................    F-18

    Statements of Shareholder's and Member's Equity for the fiscal years
    ended December 31, 2001, December 31, 2000 and December 31, 1999..................    F-19

    Statements of Cash Flows for the fiscal years ended December 31, 2001,
    December 31, 2000 and December 31, 1999...........................................    F-20

    Notes to Financial Statements.....................................................    F-21

         The following audited financial statements of CCMH Courtyard I LLC, a subsidiary of Crestline Capital Corporation, and the sublessee of the 53
Courtyard by Marriott(R) hotels leased to HMH HPT Courtyard LLC, are included on the pages indicated. These assets are subleased by CCMH Courtyard I LLC from HMH
HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, whose audited financial statements appear on the pages indicated above.

                                                                                          Page

    Introduction to Supplementary Financial Statements
    of CCMH Courtyard I LLC...........................................................    F-26

    Report of Independent Public Accountants..........................................    F-27

    Balance Sheets as of December 28, 2001 and December 29, 2000......................    F-28

    Statements of Operations for the fiscal years ended December 28, 2001,
    December 29, 2000 and December 31, 1999...........................................    F-29

    Statements of Member's Equity for the fiscal years ended
    December 28, 2001, December 29, 2000 and December 31, 1999........................    F-30

    Statements of Cash Flows for the fiscal years ended December 28, 2001,
    December 29, 2000 and December 31, 1999...........................................    F-31

    Notes to Financial Statements.....................................................    F-32

(b) Reports on Form 8-K

         During the fourth quarter of 2001, we did not file any Current Reports on Form 8-K.

Exhibits

3.1 Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1998)

3.2 Articles Supplementary dated June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

3.3 Articles Supplementary dated April 8, 1999. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

3.4 Articles Supplementary dated May 16, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

3.5 Amended and Restated Bylaws of the Company, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 30,
         2000)

4.1 Form of Common Share Certificate. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

4.2      Form  of  9-1/2%  Series  A  Cumulative   Redeemable   Preferred  Share
         Certificate. (Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1999)

4.3 Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29,
         1997)

4.4 Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

4.5 Supplemental Indenture No. 1, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company's 7.00% Senior Notes due 2008, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

4.6 Supplemental Indenture No. 2, dated as of November 12, 1998, by and between the Company and State Street Bank and Trust Company, relating to the Company's 8-1/4% Monthly Income Senior Notes due 2005, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.7 Supplemental Indenture No. 3, dated as of December 16, 1998, by and between the Company and State Street Bank and Trust Company, relating to the Company's 8-1/2% Monthly Income Senior Notes due 2009, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

4.8 Supplemental Indenture No. 4 dated as of July 14, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

4.9 Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith)

10.1 Advisory Agreement, dated January 1, 1998, by and between REIT Management & Research, Inc. and the Company (+). (Incorporated by reference to the Company's Current Report on Form 8-K dated February 11, 1998)

10.2 The Company's 1995 Incentive Share Award Plan (+). (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.3 Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a/ HMH Properties, Inc. and Courtyard Management Corporation. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.4 Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and the Company and Consolidation Letter Agreement by and between Courtyard Management Corporation and the Company. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.5 Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330))

10.6 Amended and Restated Master Lease Agreement, dated as of December 23, 1999, by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P. (Incorporated by reference to the Company's Report on Form 10-K for the year ended December 31, 1999)

10.7 Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Incorporated by reference to the Company's Report on Form 10-K for year ended December 31, 1999)

10.8 Agreement to Assign, Release, Franchise and Manage, dated as of June 15, 2001, by and among HPT, HPTMI Properties Trust ("HPTMI"), HPTMI Hawaii, Inc. ("HPTMI Hawaii"), HPT TRS MI-135, Inc. ("TRS"), Marriott International, Inc. ("MI"), CR14 Tenant Corporation ("CR14"), CRTM17 Tenant Corporation ("CRTM17"), Courtyard Marriott Corporation ("Courtyard"), Marriott Hotel Services, Inc. ("Full Service Manager"), Residence Inn by Marriott, Inc. ("Residence Inn"), SpringHill SMC Corporation ("SpringHill") and TownePlace Management Corporation, ("TownePlace"). (Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2001)

10.9 Form of Management Agreement by and between Courtyard and TRS. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10 Pooling Agreement, dated as of June 15, 2001, by and among MI, Full Service Manager, Residence Inn, Courtyard, SpringHill, TownePlace and TRS. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2001)

10.11 Amended and Restated Limited Rent Guaranty, dated as of June 15, 2001, made by MI in favor of HPTMI. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2001)

10.12 Guaranty, dated as of June 15, 2001, made by MI in favor of TRS. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2001)

10.13 Holdback and Security Agreement, dated as of June 15, 2001, by and among MI, St. Louis Airport, L.L.C., Nashville Airport, L.L.C., Residence Inn, Courtyard, SpringHill, TownePlace, Full Service Manager, CR14, CRTM17, TRS, HPTMI Hawaii and HPTMI. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 2001)

10.14 Credit Agreement dated as of March 26, 2002 by and among the Company, First Union Securities, Inc., d/b/a Wachovia Securities, Dresdner Bank Real Estate, First Union National Bank, Dresdner Bank AG, New York and Grand Cayman Branches, ING Capital LLC, CIBC World Markets Corp., Societe Generale, and each of the Financial Institutions Initially a signatory thereto together with their Assignees. (Filed herewith)

12.1     Ratio of Earnings to Fixed Charges. (Filed herewith)

12.2     Ratio  of   Earnings   to  Combined   Fixed   Charges   and   Preferred
         Distributions. (Filed herewith)

21.1     Subsidiaries of the Registrant. (Filed herewith)

23.1     Consent of Arthur Andersen LLP. (Filed herewith)

23.2 Consent of Sullivan & Worcester LLP. (included in Exhibit 8.1 to this Annual Report on Form 10-K)

99 Letter Regarding Confirmation of Receipt of Assurances from Arthur Andersen LLP. (Filed herewith)



(+)      Management contract or compensatory plan or agreement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust and subsidiaries (a Maryland real estate investment trust) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Arthur Andersen LLP

Vienna, Virginia
January 15, 2002


                                   HOSPITALITY PROPERTIES TRUST

                                    CONSOLIDATED BALANCE SHEET

                            (dollars in thousands, except share data)


                                                                           As of December 31,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------

                               ASSETS

Real estate properties, at cost:
   Land ...........................................................   $   347,009    $   319,219
   Buildings, improvements and equipment ..........................     2,282,144      2,110,202
                                                                      -----------    -----------
                                                                        2,629,153      2,429,421
   Accumulated depreciation .......................................      (363,329)      (271,934)
                                                                      -----------    -----------
                                                                        2,265,824      2,157,487

Cash and cash equivalents .........................................        38,962         24,601
Restricted cash (FF&E escrow) .....................................        39,913         27,306
Other assets, net .................................................        10,265         11,515
                                                                      -----------    -----------
                                                                      $ 2,354,964    $ 2,220,909
                                                                      ===========    ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discounts ....................................   $   464,781    $   464,748
Revolving credit facility .........................................            --             --
Security and other deposits .......................................       263,983        257,377
Accounts payable and other ........................................        19,964         15,071
Due to affiliate ..................................................         1,717            773
                                                                      -----------    -----------
       Total liabilities ..........................................       750,445        737,969
                                                                      -----------    -----------

Shareholders' equity:
    Series A preferred shares; 9 1/2% cumulative redeemable; no par
      value; 3,000,000 shares issued and outstanding, aggregate ...        72,207         72,207
      liquidation preference $75,000
    Common shares of beneficial interest;  $0.01 par value;
      62,515,940 and 56,472,512 shares issued and outstanding,
      respectively ................................................           625            565
    Additional paid-in capital ....................................     1,667,256      1,506,976
    Cumulative net income .........................................       573,663        441,707
    Cumulative preferred distributions ............................       (19,356)       (12,231)
    Cumulative common distributions ...............................      (689,876)      (526,284)
                                                                      -----------    -----------
      Total shareholders' equity ..................................     1,604,519      1,482,940
                                                                      -----------    -----------
                                                                      $ 2,354,964    $ 2,220,909
                                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                             HOSPITALITY PROPERTIES TRUST

                           CONSOLIDATED STATEMENT OF INCOME

                         (in thousands, except per share data)


                                                           Year Ended December 31,
                                                      -------------------------------
                                                         2001        2000      1999
                                                      ---------  ---------  ---------
REVENUES:
    Rental income:
      Minimum rent .................................   $236,876   $228,733   $209,003
      Percentage rent ..............................      3,414      5,644      3,666
                                                       --------   --------   --------
                                                        240,290    234,377    212,669
    Hotel operating revenues .......................     37,982         --         --
    FF&E reserve income ............................     24,652     25,753     20,931
    Interest income ................................        953      2,893      3,618
                                                       --------   --------   --------
      Total revenues ...............................    303,877    263,023    237,218
                                                       --------   --------   --------

EXPENSES:
    Hotel operating expenses .......................     24,375         --         --
    Interest (including amortization of deferred
      financing costs of $2,417, $2,068 and $2,223,a
      respectively) ................................     41,312     37,682     37,352
    Depreciation and amortization ..................     91,395     84,303     74,707
    General and administrative .....................     14,839     14,767     13,230
                                                       --------   --------   --------
      Total expenses ...............................    171,921    136,752    125,289
                                                       --------   --------   --------

Net income .........................................    131,956    126,271    111,929
Preferred distributions ............................      7,125      7,125      5,106
                                                       --------   --------   --------
Net income available for common shareholders .......   $124,831   $119,146   $106,823
                                                       ========   ========   ========

Weighted average common shares outstanding .........     58,986     56,466     52,566
                                                       ========   ========   ========


Basic and diluted earnings per common share:
    Net income available for common shareholders ...   $   2.12   $   2.11   $   2.03
                                                       ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                                            HOSPITALITY PROPERTIES TRUST

                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          (in thousands, except share data)


                                          Preferred Shares                             Common Shares
                               -----------------------------------------  -----------------------------------------
                                                             Cumulative                                Cumulative
                                  Number      Preferred      Preferred     Number of      Common         Common
                                of Shares      Shares      Distributions     Shares       Shares      Distributions
                              ------------   -----------   -------------  -----------   -----------   -------------
Balance at December 31, 1998            --           $--           $--     45,595,539   $       456    $  (260,955)

Issuance of shares, net ....     3,000,000        72,207            --     10,812,400           108             --
Common share grants ........            --            --            --         41,804            --             --
Net income .................            --            --            --             --            --             --
Distributions ..............            --            --        (5,106)            --            --       (108,925)
                               -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 1999     3,000,000        72,207        (5,106)    56,449,743           564       (369,880)

Common share grants ........            --            --            --         22,769             1             --
Net income .................            --            --            --             --            --             --
Distributions ..............            --            --        (7,125)            --            --       (156,404)
                               -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 2000     3,000,000        72,207       (12,231)    56,472,512           565       (526,284)

Issuance of shares, net ....            --            --            --      6,000,000            60             --
Common share grants ........            --            --            --         43,428            --             --
Net income .................            --            --            --             --            --             --
Distributions ..............            --            --        (7,125)            --            --       (163,592)
                               -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 2001     3,000,000   $    72,207   $   (19,356)    62,515,940   $       625    $  (689,876)
                               ===========   ===========   ===========    ===========   ===========    ===========
                                Additional
                                Paid-in       Cumulative
                                 Capital      Net Income      Total
                               -----------  ------------   ------------
Balance at December 31, 1998   $ 1,230,849   $   203,507   $ 1,173,857

Issuance of shares, net ....       274,565            --       346,880
Common share grants ........         1,080            --         1,080
Net income .................            --       111,929       111,929
Distributions ..............            --            --      (114,031)
                               -----------   -----------   -----------
Balance at December 31, 1999     1,506,494       315,436     1,519,715

Common share grants ........           482            --           483
Net income .................            --       126,271       126,271
Distributions ..............            --            --      (163,529)
                               -----------   -----------   -----------
Balance at December 31, 2000     1,506,976       441,707     1,482,940

Issuance of shares, net ....       159,250            --       159,310
Common share grants ........         1,030            --         1,030
Net income .................            --       131,956       131,956
Distributions ..............            --            --      (170,717)
                               -----------   -----------   -----------
Balance at December 31, 2001   $ 1,667,256   $   573,663   $ 1,604,519
                               ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                    HOSPITALITY PROPERTIES TRUST

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                           (in thousands)

                                                                     Year Ended December 31,
                                                              ------------------------------------
                                                                  2001        2000         1999
                                                              ---------    ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................   $ 131,956    $ 126,271    $ 111,929
    Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization .......................      91,395       84,303       74,707
      Amortization of deferred financing costs as interest        2,417        2,068        2,223
      FF&E reserve income and deposits ....................     (26,540)     (25,753)     (20,931)
      Changes in assets and liabilities:
        (Increase) decrease in other assets ...............        (498)        (541)       1,172
        Increase in accounts payable and other ............       4,926        2,235        2,036
        Increase (decrease) in due to affiliate ...........       1,706         (238)         485
                                                              ---------    ---------    ---------
      Cash provided by operating activities ...............     205,362      188,345      171,621
                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Real estate acquisitions ..............................    (185,799)    (134,353)    (365,201)
    Increase in security and other deposits ...............       6,606       16,410       40,224
    Refund of other deposits ..............................          --       (5,275)          --
                                                              ---------    ---------    ---------
      Cash used in investing activities ...................    (179,193)    (123,218)    (324,977)
                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred shares, net .......          --           --       72,207
    Proceeds from issuance of common shares, net ..........     159,310           --      274,673
    Debt issuance, net of discount ........................          --       49,938           --
    Draws on revolving credit facility ....................     150,000       42,000      172,000
    Repayments of revolving credit facility ...............    (150,000)     (42,000)    (172,000)
    Deferred finance costs paid ...........................        (401)        (489)          --
    Distributions to preferred shareholders ...............      (7,125)      (7,125)      (5,106)
    Distributions to common shareholders ..................    (163,592)    (156,404)    (139,474)
                                                              ---------    ---------    ---------
      Cash (used in) provided by financing activities .....     (11,808)    (114,080)     202,300
                                                              ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ..........      14,361      (48,953)      48,944
Cash and cash equivalents at beginning of period ..........      24,601       73,554       24,610
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period ................   $  38,962    $  24,601    $  73,554
                                                              =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest ................................   $  39,025    $  33,508    $  35,028
    Non-cash investing and financing activities:
      Property managers deposits in FF&E reserve ..........      23,521       23,212       18,670
      Purchases of fixed assets with FF&E reserve .........     (14,102)     (24,698)     (17,694)


   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands, except per share data)


1. Organization

         Hospitality   Properties  Trust  ("HPT")  is  a  Maryland  real  estate
investment trust organized on February 7, 1995, which invests in hotels. At December 31, 2001, HPT, directly and through subsidiaries, owned 230 properties.

         The properties of HPT and its subsidiaries (the "Company") are leased to or managed by subsidiaries (the "Lessees" and the "Managers") of companies unaffiliated with HPT: Host Marriott Corporation ("Host"); Marriott International, Inc. ("Marriott"); Crestline Capital Corporation ("Crestline"); Wyndham International, Inc. ("Wyndham"); Prime Hospitality Corporation ("Prime"); Candlewood Hotel Company, Inc. ("Candlewood"); and BRE/Homestead Village LLC ("Homestead").

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

         Deferred financing costs. Costs incurred to borrow are capitalized and amortized over the term of the related borrowing. Deferred financing costs were $6,627, $8,643 and $10,221 at December 31, 2001, 2000 and 1999, respectively, net of accumulated amortization of $7,426, $5,009 and $2,941, respectively.

         Financial instruments--interest rate cap agreements. The Company had entered into interest rate protection agreements to limit exposure to risks of rising interest rates. In May 1999 the Company sold these agreements for the approximate carrying value at the time of the sale with no resulting gain or loss. As of December 31, 2001, and 2000, the Company was not a party to any interest rate cap or swap agreements.

         Revenue recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are recognized when earned. Some of the Company's leases provide that FF&E Reserve escrows are owned by the Company. All other leases provide that FF&E Reserve escrows are owned by the tenant and the Company has a security and remainder interest in the escrow account. When the Company owns the escrow for leased properties, generally accepted accounting principles require that payments into the escrow be reported as additional rent. When the Company has a security and remainder interest in the escrow account, deposits are not included in revenue.

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

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands, except per share data)

         Segment Information. The Company derives its revenues from a single line of business, hotel real estate ownership.

         Income taxes. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company is not subject to Federal income taxes on its net income provided it distributes its taxable income to shareholders and meets certain other requirements. The characterization of the distributions for 2001, 2000 and 1999 was 85.9%, 85.1% and 100% ordinary income, respectively, and 14.1%, 14.9% and 0.0% return of capital, respectively.

         As permitted by the REIT Modernization Act, or RMA, during 2001 the Company formed a so-called "taxable REIT subsidiary," to act as lessee for some of its hotels. The hotels leased to this subsidiary are operated by subsidiaries of Marriott under a long-term operating agreement. For federal income tax purposes, this subsidiary is a taxable entity separate from the Company's other subsidiaries, which are generally not subject to federal taxes, as described above. During 2001, the Company estimates that its taxable REIT subsidiary had zero taxable income, and accordingly made no provision for federal income taxes. As of December 31, 2001, the Company's taxable REIT subsidiary had no difference between the bases of its assets or liabilities under generally accepted accounting principles and their tax bases.

         New accounting pronouncements. In August 2001 the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company is required to adopt FAS 144 on January 1, 2002, and does not expect the adoption will have a material effect on the Company's financial position or results of operations.

         In June 2001 the FASB issued Statement No. 141, "Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Adoption of FAS 141 and FAS 142 did not have and is not expected to have a material impact on the Company's financial position or results of operations. FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" was adopted for the Company's 2001 financial statements and did not have a material impact on the Company's financial condition or results of operations.

3. Preferred Shares

         Each of the Company's 3,000,000 outstanding Series A cumulative redeemable preferred shares has a distribution rate of $2.375 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($75,000 in aggregate). Series A preferred shares are redeemable, at the Company's option, for $25 each plus accrued and unpaid distributions at any time on or after April 12, 2004.

4. Leases and Operating Agreements

         Each of the Company's 230 hotel properties are leased to or operated by a third party. The Company's agreements have initial terms expiring between 2010 and 2019. Each of these agreements is for a group or pool of between 12 and 53 of the Company's properties. The agreements contain renewal options for all, but not less than all, of the related properties, and the renewal terms total 20-48 years. Each agreement requires the third-party lessee or operator to: pay all operating costs associated with the property; deposit a percentage of total hotel sales into reserves established for the regular refurbishment of the Company's hotels ("FF&E Reserves"); make payments to the Company of minimum rents or returns; and make payments to the Company of additional returns equal to 5%-10% of increases in total hotel sales over a base year threshold amount. Each third party has posted a security or performance deposit with the Company generally equal to one year's minimum rent or return.

         In 2001 some hotels which the Company previously leased and four hotels which the Company purchased on June 15, 2001, began to be operated under a management contract by an affiliate of their former tenant. A total of 16 hotels are now leased to a taxable REIT subsidiary of the Company and operated by a third party under a long-term agreement. As a result, hotel operating revenues and expenses from these hotels are reflected in the Company's

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands, except per share data)


consolidated financial statements. These hotels are pooled with 19 other hotels which will be leased under the prior agreement until the third party operator elects to operate them under the new management agreement during 2002.

         The Company's leases and operating agreements provide for payments to be received by the Company during the remaining initial terms as follows:

                                           Total Minimum
                                          Payments Under
                 Total Minimum Lease        Operating
                 Payments from Third     Agreements with
                       Parties            Third Parties              Total
                ----------------------------------------------------------------
2002                   $236,092               $24,108                $260,200
2003                    236,092                24,108                 260,200
2004                    236,092                24,108                 260,200
2005                    236,092                24,108                 260,200
2006                    236,092                24,108                 260,200
Thereafter            1,976,234               313,404               2,289,638
                      ---------               -------               ---------
                     $3,156,694              $433,944              $3,590,638

         As of December 31, 2001, the weighted average remaining initial terms of the Company's leases and operating agreements was approximately 14 years, and the weighted average remaining total term was 51 years.

         As further described in Note 8, a number of the Company's leases and operating agreements are subject to guarantees by the parent company owner of the Company's tenant or operator. In addition to the security deposits provided by the lessee equal to one year's rent, two of the Company's lease guarantors, as of December 31, 2001, have deposited an aggregate $26,565 with the Company to secure their guarantee obligations. Generally, the Company is obligated to refund these guarantee deposits if and when certain financial performance is achieved at the related leased hotels. During the time the Company holds the guarantee deposits, total net payments due from these tenants and guarantors to the Company are reduced by $2,899 per annum.

5. Real Estate Properties

         The Company's real estate properties, at cost, consisted of land of $347,009, buildings and improvements of $1,984,287 and furniture, fixtures and equipment of $297,857, as of December 31, 2001, and land of $319,219, buildings and improvements of $1,837,888 and furniture, fixtures and equipment of $272,314, as of December 31, 2000. During 2001, 2000 and 1999, the Company purchased and leased 8, 12 and 40 properties, respectively, for aggregate purchase prices of $185,487, $128,548 and $361,000 excluding closing costs, respectively. As of December 31, 2001, the Company owned and leased 230 hotel properties. During 2001, 2000 and 1999, the Company invested $2,507, $5,805 and $1,787, respectively, in its existing hotels in excess of amounts funded from FF&E Reserves. As a result of these additional investments, tenant obligations to the Company for annual minimum lease payments increased $251, $581 and $179, respectively.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands, except per share data)


6. Indebtedness                                       As of December 31,
                                               --------------------------------
                                                   2001                2000
                                               ---------------    -------------

Unsecured revolving credit facility............         $--                $--
7% Senior Notes, due 2008......................     150,000            150,000
8.25% Senior Notes, due 2005...................     115,000            115,000
8.5% Senior Notes, due 2009....................     150,000            150,000
9.125% Senior Notes, due 2010..................      50,000             50,000
Unamortized discounts..........................        (219)              (252)
                                               ---------------    -------------
                                                   $464,781           $464,748
                                               ===============    =============

         All of the Company's senior notes are prepayable prior to their maturity date. Notes due in 2008 and 2010 are prepayable at anytime at par plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the note holder. Notes due 2005 are prepayable at anytime at par. Notes due 2009 are not prepayable until December 15, 2002, after which they are prepayable at anytime at par.

         Interest  on  the  Company's   notes  due  2008  and  2010  is  payable
semi-annually in arrears. Interest on the Company's notes due 2005 and 2009 is payable monthly in arrears.

         The Company's $300 million revolving credit facility is available for draw and repayment until March 2002, at which time any outstanding amounts are due. The revolving credit facility carries interest at floating rates. During 2001, 2000 and 1999, the weighted average interest rate on the amounts outstanding under the revolving credit facility was 5.5%, 8.3% and 6.2%, respectively. As of December 31, 2001 and 2000, no amounts were outstanding under the facility.

         The company's credit agreement and note indentures contain financial covenants which, among other things, restrict the ability of the Company to incur indebtedness and require the Company to maintain financial ratios and minimum net worth. The Company was in compliance with these covenants during the periods presented.

         As of December 31, 2001, none of the Company's assets were pledged or mortgaged. The estimated aggregate market value of the Company's indebtedness based on a combination of their observable trading prices and quotations from financial institutions for similar obligations were:

                                                As of December 31,
                                        ------------------------------------
                                             2001                2000
                                        ----------------    ----------------

7% Senior Notes, due 2008............        $151,130           $137,685
8.25% Senior Notes, due 2005.........         122,293            112,735
8.5% Senior Notes, due 2009..........         159,427            147,210
9.125% Senior Notes, due 2010........          56,356             50,000
                                        ----------------    ----------------
                                             $489,206           $447,630
                                        ================    ================

7. Transactions with Affiliates

         REIT Management & Research LLC ("RMR") provides investment, management and administrative services to the Company. The Company's contract with RMR for such services has a one-year term, and currently extends to December 31, 2002. RMR is compensated at an annual rate equal to 0.7% of the Company's average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. Advisory fees excluding incentive fees earned for the years ended 2001, 2000 and 1999 were $12,702, $11,851 and $10,949, respectively. Incentive advisory fees are paid in restricted common shares based on a formula. The Company accrued $619, $762 and $237

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands, except per share data)

in incentive fees during 2001, 2000 and 1999, respectively. The Company issued 33,828 and 12,869 restricted common shares in satisfaction of the 2000 and 1999 incentive fees, respectively. As of December 31, 2001, RMR and its affiliates owned 413,592 common shares of the Company. In 2002 the Company issued 21,658 restricted common shares in satisfaction of the 2001 incentive fee. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as Managing Trustees of the Company.

8. Concentration

         At December 31, 2001, the Company's 230 hotels contained 31,691 rooms and were located in 37 states in the United States, with between 5% and 13% of its hotels, by investment, in each of California, Texas, Virginia, Georgia, Florida, and Arizona.

         All of the Company's third party tenants or operators are subsidiaries of other companies. Many of the Company's agreements include guarantees of minimum rents or returns by the parent company of the third-party tenant or operator. The percentage of the Company's investment in each pool of hotels shown below as of December 31, 2001, is approximately equal to the Company's percentage of minimum rent and return payments shown in Note 4 and reflected in the accompanying financial statements for 2001.

                                                December 31,
Lessee/Operator is a             Number of          2001        % of       Guarantee of Rent / Minimum Returns to
Subsidiary of:                  Properties      Investment      Total               Company Provided by:
------------------------------ --------------------------------------------------------------------------------------
Host (lease no. 1)                  53              $513,126        20%  --
Host (lease no. 2)                  18               177,784         7%  --
Marriott                            35               453,954        18%  Marriott International, Inc. (NYSE:  MAR)
Crestline                           19               274,222        11%  Crestline Capital, Inc. (NYSE:  CLJ) and
                                                                         Marriott International, Inc. (NYSE:  MAR)
Wyndham (lease no. 1)               15               240,000        10%  --
Wyndham (lease no. 2)               12               182,570         7%  --
Homestead                           18               145,000         6%  BRE/Homestead Village LLC
Candlewood                          36               289,750        11%  Candlewood Hotel Company (NYSE:  CNDL)
Prime                               24               243,350        10%  Prime Hospitality, Inc. (NYSE:  PDQ)
                                    --               -------        ---
Total                              230            $2,519,756       100%
                                   ===            ==========       ====

         Guarantees provided to the Company from Marriott and Crestline are limited, in the case of 35 hotels to $48.3 million, and in the case of 19 hotels, to $31.2 million. These guarantees expire in 2005, or earlier if and when the related hotels reach negotiated net operating results levels. Other guarantees are unlimited as to amounts, and do not expire with the passage of time. These other guarantees are subject to release when the related hotels reach negotiated annual net operating results levels, except that if the 18 Homestead hotels reach their negotiated annual net operating results for three years, the guarantee from BRE/Homestead Village LLC may only be released if additional cash or a letter of credit is posted with the Company.

         Each of the Company's hotels is combined as a part of a single lease or operating agreement, as outlined in the above table. During a portion of 2001, 16 hotels in the 35 hotel combination operated by Marriott began to be leased to the Company's taxable REIT subsidiary, but remained operated by Marriott, under an arrangement which provides the Company with aggregate minimum rents and returns for all 35 hotels of $48.3 million per annum. The aggregate net operating results of all 35 hotels were in excess of the aggregate minimum return to the Company during 2001 and no payments under the guarantee were due. However, the 16 hotels leased to the Company's taxable REIT subsidiary generated net operating results which were $1.9 million less than the minimum returns due to the Company. This amount has been reflected in the accompanying statement of income as a net reduction to hotel operating expenses.

         During 2001, 2000 and 1999 total hotel sales for each group of properties reflected above were in excess of the aggregate of total hotel expenses and minimum rent or returns due to and paid to the Company except in the case

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (dollars in thousands, except per share data)


of 24 hotels leased to a subsidiary of Prime. Shortfalls representing 3.1%, 2.3% and 3.0% of total 2001, 2000 and 1999 total revenue were paid to the Company as and when due by this tenant or its affiliates.

9. Selected Quarterly Financial Data (Unaudited)

                                                                                                    2001
                                                                     -----------------------------------------------------------
                                                                        First          Second            Third          Fourth
                                                                      Quarter          Quarter         Quarter          Quarter
                                                                     -----------------------------------------------------------
 Revenues.....................................................        $66,173         $70,139          $83,188         $84,377
 Net income available for common shareholders.................         28,307          29,647           31,493          35,385
 Net income available for common shareholders per share (1)...            .50             .52              .52             .57
 Distributions per common share (2)...........................            .70             .71              .71             .71
                                                                                                  2000
                                                                     -----------------------------------------------------------
                                                                        First           Second           Third          Fourth
                                                                       Quarter          Quarter         Quarter         Quarter
                                                                     -----------------------------------------------------------
 Revenues.....................................................        $62,177         $63,639          $65,824         $71,383
 Net income available for common shareholders.................         27,753          28,524           28,659          34,211
 Net income available for common shareholders per share (1)...            .49             .51              .51             .61
 Distributions per common share (2)...........................            .69             .69              .70             .70


(1) The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)  Amounts represent distributions declared with respect to the periods shown.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Trustees and Shareholders of Hospitality Properties Trust:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hospitality Properties Trust included in this Form 10-K, and have issued our report thereon dated January 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and related notes on pages F-13 and F-14 are the responsibility of Hospitality Properties Trust's management and are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        /s/ Arthur Andersen LLP

Vienna, Virginia
January 15, 2002


                                            HOSPITALITY PROPERTIES TRUST

                               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 2001
                                                (dollars in millions)


                                                                       Costs
                                                                    Capitalized
                                                Initial             Subsequent           Gross Amount at which
                                            Cost to Company        to Acquisition      Carried at Close of Period
                                          ---------------------    --------------    ------------------------------

                                                  Buildings &                                Buildings &
                            Encumbrances   Land   Improvements     Improvements       Land   Improvements   Total

71 Courtyards                   $--        $120       $589             $10            $120       $599        $719

36 Candlewood Hotels             --          32        233              --              32        233         265

37 Residence Inns                --          69        322               4              69        326         395

24 AmeriSuites                   --          25        194              --              25        194         219

18 Homestead Village             --          28        106              --              28        106         134

15 Summerfield Suites            --          23        196              --              23        196         219

12 Wyndham Hotels                --          16        154               1              16        155         171

3  Marriott Full Service         --          14         82              --              14         82          96

12 TownePlace Suites             --          17         78              --              17         78
                                                                                                               95

2  SpringHill Suites             --           3         15              --               3         15          18
                                 --         ---     ------            ----            ----     ------      ------

Total (230 hotels)              $--        $347     $1,969             $15            $347     $1,984      $2,331
                                ===        ====     ======            ====            ====     ======      ======



                                                                                                 Life on which
                                                                                              Depreciation in Latest
                            Accumulated            Date of                   Date              Income Statement is
                            Depreciation         Construction              Acquired                 Computed
                            -------------     -------------------     --------------------    ----------------------

71 Courtyards                   $(75)         1987 through 2000        1995 through 2001         15 - 40 Years

36 Candlewood Hotels             (20)         1996 through 2000        1997 through 2001         15 - 40 Years

37 Residence Inns                (37)         1989 through 2001        1996 through 2001         15 - 40 Years

24 AmeriSuites                   (17)         1992 through 2000        1997 through 2000         15 - 40 Years

18 Homestead Village              (9)         1996 through 1998              1999                15 - 40 Years

15 Summerfield Suites            (20)         1989 through 1993              1998                15 - 40 Years

12 Wyndham Hotels                (21)         1987 through 1990        1996 through 1997         15 - 40 Years

3  Marriott Full Service          (6)         1972 through 1995        1998 through 2001         15 - 40 Years

12 TownePlace Suites              (4)         1997 through 2000        1998 through 2001         15 - 40 Years

2  SpringHill Suites              (1)         1997 through 2000        2000 through 2001         15 - 40 Years
                               ------

Total (230 hotels)             $(210)
                               ======

                          HOSPITALITY PROPERTIES TRUST

                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2001
                             (dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 1999, to December 31, 2001, is as follows:


                                           2001         2000            1999
                                           ----         ----            ----

Balance at beginning of period          $159,867      $112,321       $ 68,289

Additions: depreciation expense           50,572        47,546         44,032
                                        --------      --------       --------

Balance at close of period              $210,439      $159,867       $112,321
                                        ========      ========       ========


(B) The change in total cost of properties for the period from January 1, 1999, to December 31, 2001, is as follows:

                                          2001          2000          1999
                                          ----          ----          ----

Balance at beginning of period        $2,157,107    $2,035,934     $1,698,457

Additions:  hotel acquisitions and
            capital expenditures         174,189       121,173        337,477
                                      ----------    ----------     ----------

Balance at close of period            $2,331,296    $2,157,107     $2,035,934
                                      ==========    ==========     ==========


(C) The net tax basis for federal income tax purposes of the Company's real estate properties was $2,120,921 on December 31, 2001.

Introduction to Supplementary Financial Statements of HMH HPT Courtyard LLC

         HMH HPT Courtyard LLC is the lessee of 20% of Hospitality Properties Trust's investments, at cost. HMH HPT Courtyard LLC is a subsidiary of Host Marriott Corporation and is not owned by Hospitality Properties Trust. The following financial statements of HMH HPT Courtyard LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by HMH HPT Courtyard LLC's management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard LLC:

      We have audited the accompanying balance sheets of HMH HPT Courtyard LLC as of December 31, 2001 and 2000, and the related statements of operations, changes in member's equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HMH HPT Courtyard LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

                                                    /s/ Arthur Andersen LLP

Vienna, Virginia
March 20, 2002

                              HMH HPT COURTYARD LLC
                                 BALANCE SHEETS
                     December 31, 2001 and December 31, 2000
                                 (in thousands)



                                                              2001        2000
                                                            --------    --------
                                     ASSETS

Rent receivable from Crestline............................  $  3,492    $  3,700
Prepaid rent..............................................     3,947          --
Security deposit..........................................    50,540      50,540
Note receivable from CCMH Courtyard I LLC.................     5,100       5,100
Restricted cash...........................................     4,145       8,780
                                                            --------    --------
       Total assets.......................................  $ 67,224    $ 68,120
                                                            ========    ========


                         LIABILITIES AND MEMBER'S EQUITY

Due to Host Marriott, L.P.................................  $  9,040    $  9,232
Due to Hospitality Properties Trust.......................       369         863
Due to CCMH Courtyard I LLC...............................     1,967       2,006
Deferred gain.............................................    25,162      28,039
                                                            --------    --------
       Total liabilities..................................    36,538      40,140
                                                            --------    --------

Member's equity...........................................    30,686      27,980
                                                            --------    --------
       Total liabilities and member's equity..............  $ 67,224    $ 68,120
                                                            ========    ========






















                       See Notes to Financial Statements.

                                             HMH HPT COURTYARD LLC
                                           STATEMENTS OF OPERATIONS
                          For the Fiscal Years Ended December 31, 2001, 2000 and 1999
                                                (in thousands)




                                                                                2001           2000          1999
                                                                            ----------     ----------    --------

REVENUES
       Rental income from Crestline.....................................    $   58,672     $   62,632    $   60,463
       Interest income..................................................           369            416           326
       Amortization of deferred gain....................................         2,877          2,877         2,877
                                                                            ----------     ----------    ----------
              Total revenues............................................        61,918         65,925        63,666
                                                                            ----------     ----------    ----------

EXPENSES
       Rent expense to HPT..............................................        53,901         55,366        53,586
       Corporate expenses...............................................         2,006          2,203         1,933
       Other expenses...................................................           182            100            23
                                                                            ----------     ----------    ----------
              Total expenses............................................        56,089         57,669        55,542
                                                                            ----------     ----------    ----------

NET INCOME                                                                  $    5,829     $    8,256    $    8,124
                                                                            ==========     ==========    ==========



























                       See Notes to Financial Statements.

                              HMH HPT COURTYARD LLC
                    STATEMENTS OF CHANGES IN MEMBER'S EQUITY
           For the Fiscal Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)





Balance at December 31, 1998.......................................   $  19,192

Dividend to Host Marriott, L.P.....................................      (3,167)
Net income.........................................................       8,124
                                                                      ---------

Balance at December 31, 1999.......................................      24,149

Dividend to Host Marriott, L.P.....................................      (4,425)
Net income.........................................................       8,256
                                                                      ---------

Balance at December 31, 2000.......................................      27,980

Dividend to Host Marriott, L.P.....................................      (3,123)
Net income.........................................................       5,829
                                                                      ---------

Balance at December 31, 2001.......................................   $  30,686
                                                                      =========














                       See Notes to Financial Statements

                                             HMH HPT COURTYARD LLC
                                           STATEMENTS OF CASH FLOWS
                              Fiscal Years Ended December 31, 2001, 2000 and 1999
                                                (in thousands)





                                                                               2001           2000          1999
                                                                            ----------     ----------    ----------

OPERATING ACTIVITIES
     Net income.........................................................    $    5,829     $    8,256    $    8,124
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Amortization of deferred gain..................................        (2,877)        (2,877)       (2,877)
         Changes in operating accounts:
           Decrease (increase) in rent receivable from Crestline........           208            (42)       (3,658)
           Increase in prepaid rent.....................................        (3,947)            --            --
           Decrease (increase) in due from
               Hospitality Properties Trust.............................            --          1,192        (1,192)
           Decrease (increase) in restricted cash.......................         4,635         (1,449)       (7,331)
           Decrease in due from Marriott International, Inc.............            --             --         3,244
           (Decrease) increase in due to Host Marriott, L.P.............          (192)          (686)        4,019
           (Decrease) increase in due to Hospitality Properties Trust...          (494)           (16)          879
           (Decrease) increase in due to CCMH Courtyard I LLC...........           (39)            47         1,959
                                                                            ----------     ----------    ----------

                Cash provided by operating activities...................         3,123          4,425         3,167
                                                                            ----------     ----------    ----------

FINANCING ACTIVITIES
     Dividend to Host Marriott, L.P.....................................        (3,123)        (4,425)       (3,167)
                                                                            ----------     -----------   ----------

                Cash used in financing activities.......................        (3,123)        (4,425)       (3,167)
                                                                            ----------     ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS.................................            --             --            --

CASH AND CASH EQUIVALENTS, beginning of year............................            --             --            --
                                                                            ----------     ----------    ----------

CASH AND CASH EQUIVALENTS, end of year..................................    $       --     $       --    $       --
                                                                            ==========     ==========    ==========














                       See Notes to Financial Statements.

                                HMH COURTYARD LLC

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. THE COMPANY

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

         On April 17, 1998, Host Marriott announced that its Board of Directors authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust ("REIT") which became effective as of January 1, 1999 (the "REIT Conversion"). Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott, LP ("Host LP").

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

         Prior to January 1, 2001, as REITs were not permitted to derive revenues directly from the operations of hotels, the Company subleased its hotels and assigned its interest in the management agreements to subsidiaries of Crestline Capital Corporation ("Crestline"). See Notes 3 and 5.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

         The Company's records are maintained on the accrual basis of accounting and the fiscal year coincides with the calendar year.

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

                                HMH COURTYARD LLC

Revenues

         Revenues primarily represent sublease rental income from Crestline. The rent due under the sublease is the greater of base rent or percentage rent, as defined and determined on an annual basis. Sublease percentage rent applicable to room, food and beverage and other types of hotel revenue varies by sublease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the sublease minimum rent and the revenue thresholds used in computing sublease percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

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

Concentration of Credit Risk

         The Company's largest asset is the security deposit (see Note 4) which constitutes 75% of the Company's total assets as of December 31, 2001. The security deposit is not collateralized and is due from HPT at the termination of the leases, which are described in Note 3.

         In addition, on January 1, 1999, subsidiaries of Crestline became the sublessees of all of the Hotels, and as such, their rent payments were the primary source of the Company's revenues for all periods presented. The rent payable under the subleases is guaranteed by the sublessees up to a maximum amount of $20 million.

Restricted Cash

         Restricted cash consists of cash and cash equivalents held in an interest-bearing deposit account pursuant to the Cash Management and Security Agreement between HPT, Crestline, and Host LP. Base and percentage rent under the Company's leases are collected and disbursed through the account, which is owned by the Company but controlled by HPT.

Deferred Gain

         Host Marriott contributed to the Company deferred gains relating to the sale of the 53 Courtyard properties to HPT in 1995 and 1996. The Company is amortizing the deferred gain over the initial term of the Lease, as defined below. Accumulated amortization was $14.4 million and $11.5 million at December 31, 2001 and 2000, respectively.

                                  Income Taxes

         Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Company does not pay income taxes but rather allocates profits and losses to Host LP. Significant differences exist between the net income for financial reporting purposes and the net income
(loss) as  reported  in the

                                HMH COURTYARD LLC

Company's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods and shorter depreciable lives of the assets.

NOTE 3. LEASE COMMITMENTS

Leases with HPT

         On March 24, 1995, the Company entered into a lease for 21 Courtyard properties. On August 22, 1995, the Company entered into a lease for an additional 16 Courtyard properties. On March 22, 1996 and April 4, 1996, the Company entered into a lease for an additional 16 Courtyard properties (collectively, all the leases are referred to as the "Lease"). The initial term of the Lease expires in 2012. Thereafter, the Lease may be renewed for three consecutive twelve-year terms at the option of the Company.

         The Company is required to pay rents equal to aggregate minimum annual rent of $51,260,000 ("Base Rent"), and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. The Company is also required to provide Marriott International (the "Manager") with working capital to meet the operating needs of the Hotels.

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

         The Lease also requires the Company to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual total hotel sales into an HPT-owned furniture, fixture and equipment reserve (the "FF&E Reserve"), which is available for the cost of required replacements and renovations. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT ("HPT Fundings") at the request of the Company. In the event of HPT Fundings, Base Rent shall be adjusted upward by an amount equal to 10% of HPT Fundings.

         The Company is required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, net worth is defined as member's equity plus the deferred gain. Net worth, as defined, was $55,848,000 and $56,019,000, respectively, at December 31, 2001 and 2000.

         As of December 31, 2001, future minimum annual rental commitments for the Lease on the Hotels are as follows (in thousands).
                                                                         Lease
         2002......................................................   $   51,260
         2003......................................................       51,260
         2004......................................................       51,260
         2005......................................................       51,260
         2006......................................................       51,260
         Thereafter................................................      307,561
                                                                      ----------
                Total minimum lease payments.......................   $  563,861
                                                                      ==========

         Total  minimum  lease  payments  exclude   percentage  rent  which  was
$2,582,000, $4,129,000 and $2,866,000 for 2001, 2000 and 1999, respectively.

Ground Leases

         The land under eight of the Hotels is leased from third parties. The ground leases have remaining terms

                                HMH COURTYARD LLC

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

Subleases with Crestline

         In connection with the REIT Conversion, the Company agreed to sublease the Hotels (the "Subleases") to separate indirect sublessee subsidiaries of Crestline ("Sublessee"), subject to the terms of the original Lease with HPT. Under the Subleases, the Company has committed aggregate minimum subrental income of $564 million, which is equal to the Company's minimum lease payment obligation described above.

         The terms of each Sublease expire simultaneously with the expiration of the initial term of the Lease to which it relates and automatically renews for the corresponding renewal term under the Lease, unless either the Company (the "Sublessor") elects not to renew the Lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases. Rent under the Subleases consisted of minimum rent of $51.3 million, $51.2 million and $50.7 million and additional percentage rent of $7.4 million, $11.4 million and $9.8 million in 2001, 2000 and 1999, respectively. The percentage rent from Crestline is sufficient to cover the Percentage Rent due under the Lease with HPT, with any excess being retained by the Company. The rent payable under the Sublease is guaranteed by the Sublessee up to a maximum amount of $20 million.

         The Sublessee is responsible for paying all of the expenses of operating the applicable hotels, including all personnel costs, utility costs and general repair and maintenance of the hotels. Crestline is also responsible for paying real estate taxes, personal property taxes (to the extent the Company owns the personal property), casualty insurance on the structures, ground lease rent payments, required expenditures for FF&E (including maintaining the FF&E reserve, to the extent such is required by the applicable management agreement) and other capital expenditures. Crestline also is responsible for all fees payable to the applicable manager, including base and incentive management fees, chain services payments, and franchise or system fees, with respect to periods covered by the term of the Subleases. The Company also remains liable under each management agreement.

NOTE 4. SECURITY DEPOSIT

         HPT holds $50,540,000 as a security deposit for the obligations of the Company under the Leases (the "Security Deposit"). The Security Deposit is due upon termination of the Lease.

NOTE 5. MANAGEMENT AGREEMENTS

         The rights and obligations under management agreements (the "Agreements") with the Manager were transferred to HPT and then through the Leases to the Company. In connection with the REIT Conversion, Host Marriott assigned its rights and obligations under the Agreements to subsidiaries of Crestline. The Agreement has an initial term expiring in 2012 with options to extend the Agreement on all of the Hotels for up to 36 years. The Agreements provide that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each Hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager. Beginning in 1999 all fees payable under the Agreements are the obligation of the Sublessee. The obligations of the Lessees are guaranteed to a limited extent by F-24

                                HMH COURTYARD LLC

Crestline. The Company remains obligated to the managers if the Sublessee fails to pay these fees (but would be entitled to reimbursement from the Sublessee under the terms of the Subleases).

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

         Pursuant to the terms of Agreements, the Company is required to provide Marriott International with funding for working capital to meet the operating needs of the hotels. Marriott International converts cash advanced by the Company into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the Agreements, Marriott International maintains possession of and sole control over the components of working capital. Upon termination of the Agreements, the working capital will be returned to the Company. In connection with the REIT Conversion, the Company sold the existing working capital to the Sublessee in return for a note receivable that bears interest at a rate of 5.12%. Interest accrued on the note is due simultaneously with each periodic rent payment. The principal amount of the note is payable upon termination of the Subleases. The Sublessee can return the working capital in satisfaction of the note. As of December 31, 2001 and 2000, the note receivable from Crestline for working capital was $5.1 million.

Introduction to Supplementary Financial Statements of CCMH Courtyard I LLC

         CCMH Courtyard I LLC is the sublessee of the 20% of Hospitality Properties Trust's investments, at cost, which are leased to HMH HPT Courtyard LLC. The financial statements of HMH HPT Courtyard LLC are presented on the pages F-28 to F-35. CCMH Courtyard I LLC is a subsidiary of Crestline Capital Corporation and is not owned by Hospitality Properties Trust. The following financial statements of CCMH Courtyard I LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by CCMH Courtyard I LLC's management.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCMH Courtyard I LLC:

                  We have audited the accompanying balance sheets of CCMH Courtyard I LLC (a Delaware limited liability company) as of December 28, 2001 and December 29, 2000, and the related statements of operations, member's equity and cash flows for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999. These financial statements are the responsibility of CCMH Courtyard I LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCMH Courtyard I LLC as of December 28, 2001 and December 29, 2000 and the results of its operations and its cash flows for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                     /s/ ARTHUR ANDERSEN LLP


Vienna, Virginia
March 26, 2002

                              CCMH COURTYARD I LLC
                                 BALANCE SHEETS
                  As of December 28, 2001 and December 29, 2000
                                 (in thousands)

                                     ASSETS
                                                            2001           2000
                                                            ----           ----
Current assets
     Cash and cash equivalents..........................  $   3,824    $     635
     Due from Marriott International....................      3,793        3,608
     Note receivable from Crestline.....................     20,000       20,000
     Other current assets...............................          5            8
                                                          ---------    ---------
                                                             27,622       24,251
Hotel working capital...................................      5,100        5,100
Sublease deposit........................................      1,948        1,948
                                                          ---------    ---------
     Total assets.......................................  $  34,670    $  31,299
                                                          =========    =========


                         LIABILITIES AND MEMBER'S EQUITY

Current liabilities
     Lease payable to HMH...............................  $   3,463    $   3,869
     Other current liabilities..........................         --          142
                                                          ---------    ---------
                                                              3,463        4,011
Hotel working capital notes payable to HMH..............      5,100        5,100
                                                          ---------    ---------
     Total liabilities..................................      8,563        9,111
                                                          ---------    ---------

Member's equity.........................................     26,107       22,188
                                                          ---------    ---------
     Total liabilities and member's equity..............  $  34,670    $  31,299
                                                          =========    =========



















                       See Notes to Financial Statements.

                                             CCMH COURTYARD I LLC
                                           STATEMENTS OF OPERATIONS
                 Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
                                                (in thousands)

                                                                       2001           2000           1999
                                                                       ----           ----           ----
REVENUES
     Rooms......................................................     $ 207,037      $   221,571  $   209,408
     Food and beverage..........................................        13,799           15,198       15,034
     Other......................................................         6,313            7,955        8,378
                                                                     ---------      -----------  -----------
         Total revenues.........................................       227,149          244,724      232,820
                                                                     ---------      -----------  -----------

OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
     Rooms......................................................        44,834           48,603       45,950
     Food and beverage..........................................        11,990           13,652       13,214
     Other......................................................        81,575           85,200       81,911
Other operating costs and expenses
     Lease expense paid to HMH..................................        58,603           62,332       60,463
     Management fees paid to Marriott International.............        22,152           26,827       23,935
                                                                     ---------      -----------  -----------
         Total operating costs and expenses.....................       219,154          236,614      225,473
                                                                     ---------      -----------  -----------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST...............................................         7,995            8,110        7,347
Corporate expenses..............................................          (282)            (311)        (342)
Interest expense................................................          (261)            (261)        (261)
Interest income.................................................           235              142           80
                                                                     ---------      -----------  -----------
INCOME BEFORE INCOME TAXES......................................         7,687            7,680        6,824
Provision for income taxes......................................        (3,075)          (3,160)      (2,798)
                                                                     ---------      -----------  -----------
NET INCOME    .................................................      $   4,612      $     4,520  $     4,026
                                                                     =========      ===========  ===========

















                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                          STATEMENTS OF MEMBER'S EQUITY
  Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
                                 (in thousands)


                                                                       Total
                                                                       -----

Balance, January 1, 1999.......................................     $    20,000
   Dividend to Crestline.......................................          (2,630)
   Net income..................................................           4,026
                                                                    -----------
Balance, December 31, 1999.....................................          21,396
   Dividend to Crestline.......................................          (3,728)
   Net income..................................................           4,520
                                                                    -----------
Balance, December 29, 2000.....................................          22,188
   Dividend to Crestline.......................................            (693)
   Net income..................................................           4,612
                                                                    -----------
Balance, December 28, 2001.....................................     $    26,107
                                                                    ===========































                       See Notes to Financial Statements.

                                             CCMH COURTYARD I LLC
                                           STATEMENTS OF CASH FLOWS
                 Fiscal Years Ended December 28, 2001, December 29, 2000 and December 31, 1999
                                                (in thousands)

                                                                       2001          2000          1999
                                                                       ----          ----          ----
OPERATING ACTIVITIES
Net income    ................................................       $  4,612     $  4,520       $   4,026
Change in amounts due from Marriott International.............           (185)        (599)         (3,009)
Change in lease payable to Host Marriott......................           (406)         211           3,661
Change in other current assets and liabilities................           (139)         131               -
                                                                     --------     --------       ---------
     Cash provided by operating activities....................          3,882        4,263           4,678
                                                                     --------     --------       ---------

INVESTING ACTIVITIES
Sublease deposit..............................................              -            -          (1,948)
                                                                     --------     --------       ---------

FINANCING ACTIVITIES
Dividend to Crestline.........................................           (693)      (3,728)         (2,630)
                                                                     --------     --------       ---------

Increase in cash and cash equivalents.........................          3,189          535             100
Cash and cash equivalents, beginning of year..................            635          100               -
                                                                     --------     --------       ---------
Cash and cash equivalents, end of year........................       $  3,824     $    635       $     100
                                                                     ========     ========       =========











                       See Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


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

         On December 31, 1998, the Company entered into sublease agreements with HMH HPT Courtyard LLC ("HMH"), a wholly owned subsidiary of Host Marriott, to sublease 53 of HMH's limited-service hotels with the existing management agreements of the subleased hotels assigned to the Company. As of December 28, 2001, the Company subleased 53 limited-service Courtyard hotels from HMH.

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

         Revenues

         The Company records the gross property-level revenues generated by the hotels as revenues. The Company recognizes revenue when it is earned.

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

Note 2.  Subleases

         HMH leases 53 limited-service hotels under the Courtyard by Marriott brand (the "HPT Leases") from Hospitality Properties Trust ("HPT"). The HPT Leases have initial terms expiring through 2012 and are renewable at the option of HMH. In connection with the Distribution, the Company entered into sublease agreements with HMH for these limited-service hotels (the "Subleases"). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If HMH elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

         Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent of $51,305,000 plus (ii) an additional

                              CCMH COURTYARD I LLC
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


rent equal to 5% of the excess of hotel revenues over a base year total of hotel revenues. The minimum rent is increased by 10% of payments by the owner for certain capital expenditures. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, the Company is required to pay rent to HMH equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues.

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

         Recent Tax Legislation

         On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs, commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enables Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate all of Crestline's subleases beginning in 2001, upon payment of a termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent. If Host Marriott elects to terminate the Subleases, it would have to terminate all of Crestline's subleases.

         Future minimum annual rental commitments for all non-cancelable leases as of December 28, 2001 are as follows (in thousands):

         2002...........................................................................     $      51,305
         2003...........................................................................            51,305
         2004...........................................................................            51,305
         2005...........................................................................            51,305
         2006...........................................................................            51,305
         Thereafter.....................................................................           307,841
                                                                                             -------------
         Total minimum lease payments...................................................     $     564,366
                                                                                             =============

         Rent expense for the fiscal years 2001, 2000 and 1999 consisted of the following (in thousands):

                                                                       2001           2000           1999
                                                                       ----           ----           ----
         Sublease base rent.....................................     $ 50,999       $  50,957    $  50,646
         Sublease percentage rent...............................        7,604          11,375        9,817
                                                                     --------       ---------    ---------
         Total rent to HMH......................................       58,603          62,332       60,463
         Other base rent........................................        2,821           2,944        2,811
                                                                     --------       ---------    ---------
                                                                     $ 61,424       $  65,276    $  63,274
                                                                     ========       =========    =========

Note 3.  Working Capital Notes

         Upon the commencement of the Subleases, the Company purchased the working capital of the subleased hotels from HMH for $5,100,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Sublease. The principal amount of each note is due upon the termination of each Sublease. Upon termination of the Subleases, the Company will sell HMH the existing working capital at its current value. To the extent the working capital delivered to HMH is less than the value of the note, the Company will pay HMH the difference in cash. However, to the extent the working capital delivered to HMH exceeds the value of the note, HMH will pay the Company the difference in cash. As of December 28, 2001, the outstanding balance of the working capital notes was $5,100,000, which mature in 2010. Cash paid for interest expense in 2001, 2000 and 1999 totaled $261,000, $261,000 and $241,000, respectively.

Note 4.  Management Agreements

                              CCMH COURTYARD I LLC
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


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

         As of December 28, 2001 and December 29, 2000, the Company had no deferred tax assets or liabilities.

Note 6.  Note Receivable from Crestline

         The Company was capitalized with a $20 million note receivable from Crestline. The note is payable upon demand. Effective December 28, 2001, the note bears interest at 8.0%. Prior to that date, the note was non-interest bearing. Fair value approximates book value at December 28, 2001 and December 29, 2000. The note receivable serves as a collateral security for the sublease.

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

Dated:  March 27, 2002

    Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this
report  has  been  signed  below  by  the   following   persons,   or  by  their
attorney-in-fact, in the capacities and on the dates indicated.

Signature                          Title                        Date


/s/ John G. Murray                 President and                March 27, 2002
John G. Murray                     Chief Operating Officer

/s/ Thomas M. O'Brien              Treasurer and Chief          March 27, 2002
Thomas M. O'Brien                  Financial Officer


/s/ John L. Harrington             Trustee                      March 27, 2002
John L. Harrington


/s/ Arthur G. Koumantzelis         Trustee                      March 27, 2002
Arthur G. Koumantzelis


/s/ William J. Sheehan             Trustee                      March 27, 2002
William J. Sheehan


/s/ Gerard M. Martin               Trustee                      March 27, 2002
Gerard M. Martin


/s/ Barry M. Portnoy               Trustee                      March 27, 2002
Barry M. Portnoy