Form 10-Q
period 2002-03-31
HOSPITALITY PROPERTIES TRUST
filed 2002-05-10
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR

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


                                                             Shares outstanding
            Class                                            at May 8, 2002
--------------------------------------                       --------------
Common shares of beneficial
   interest, $0.01 par value per share                       62,538,498

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                                 March 31, 2002


                                      INDEX

      PART I         Financial Information (Unaudited)                                                Page

                     Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheets - March 31, 2002 and
                           December 31, 2001..................................................         3

                         Consolidated Statements of Income - Three Months Ended
                           March 31, 2002 and 2001 ...........................................         4

                         Condensed Consolidated Statements of Cash Flows - Three Months
                           Ended March 31, 2002 and 2001......................................         5

                         Notes to Condensed Consolidated Financial Statements.................         6

                     Item 2.

                         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..............................................         10

                     Item 3.

                         Quantitative and Qualitative Disclosures About Market Risk...........         17

                     Certain Important Factors................................................         18

      PART II        Other Information

                     Item 2.

                         Changes in Securities and Use of Proceeds............................         19

                     Item 6.

                         Exhibits and Reports on Form 8-K.....................................         19

                     Signature................................................................         20

Item 1.  Financial Statements

                          HOSPITALITY PROPERTIES TRUST

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (dollars in thousands, except share data)


                                                                          March 31,              December 31,
                                                                            2002                      2001
                                                                       ----------------         ---------------
                                                                         (unaudited)               (audited)

ASSETS

Real estate properties, at cost.................................       $    2,632,197           $   2,629,153
Accumulated depreciation........................................             (385,362)               (363,329)
                                                                       ----------------         ---------------
                                                                            2,246,835               2,265,824

Cash and cash equivalents.......................................               32,846                  38,962
Restricted cash (FF&E reserve)..................................               41,975                  39,913
Other assets, net...............................................               15,714                  10,265
                                                                       ----------------         ---------------
                                                                       $    2,337,370           $   2,354,964
                                                                       ================         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discounts..................................       $      464,789           $     464,781
Revolving credit facility.......................................                   --                      --
Security and other deposits.....................................              263,983                 263,983
Other liabilities...............................................               16,296                  21,681
                                                                       ----------------         ---------------
                                                                              745,068                 750,445
                                                                       ----------------         ---------------


Shareholders' equity:
    Series A preferred shares; 9 1/2% cumulative redeemable at
      $25/share, no par value; 3,000,000 shares issued and
      outstanding...............................................               72,207                  72,207
    Common shares of beneficial interest;  $0.01 par value;
      62,537,598 and 62,515,940 issued and outstanding,
      respectively..............................................                  625                     625
    Additional paid-in capital..................................            1,667,875               1,667,256
    Cumulative net income.......................................              606,994                 573,663
    Cumulative preferred distributions..........................              (21,137)                (19,356)
    Cumulative common distributions.............................             (734,262)               (689,876)
                                                                       ----------------         ---------------
      Total shareholders' equity................................            1,592,302               1,604,519
                                                                       ----------------         ---------------
                                                                       $    2,337,370           $   2,354,964
                                                                       ================         ===============










   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                        CONSOLIDATED STATEMENT OF INCOME
                (in thousands, except per share data, unaudited)




                                                                                    Three Months Ended March 31,
                                                                                --------------------------------------
                                                                                      2002                 2001
                                                                                -----------------    -----------------

Revenues:
   Rental income........................................................          $    58,347          $    59,402
   Hotel operating revenues.............................................               18,139                   --
   FF&E reserve income..................................................                5,266                6,409
   Interest income......................................................                  182                  362
                                                                                -----------------    -----------------
       Total revenues...................................................               81,934               66,173
                                                                                -----------------    -----------------

Expenses:
   Hotel operating expenses.............................................               11,169                   --
   Interest (including amortization of deferred financing costs
     of $605 and $603, respectively)....................................               10,047               10,186
   Depreciation and amortization........................................               23,734               22,138
   General and administrative...........................................                3,653                3,761
                                                                                -----------------    -----------------
       Total expenses...................................................               48,603               36,085
                                                                                -----------------    -----------------

Net income..............................................................               33,331               30,088
Preferred distributions.................................................                1,781                1,781
                                                                                -----------------    -----------------

Net income available for common shareholders............................          $    31,550          $    28,307
                                                                                =================    =================


Weighted average common shares outstanding..............................               62,520               56,495
                                                                                =================    =================


Basic and diluted earnings per common share:
  Net income available for common shareholders..........................          $      0.50          $      0.50
                                                                                =================    =================


















   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands, unaudited)



                                                                                        Three Months Ended March 31,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------    ------------------

Cash flows from operating activities:
   Net income............................................................              $     33,331          $     30,088
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization.....................................                    23,734                22,138
       Amortization of deferred financing costs as interest..............                       605                   603
       FF&E reserve income and deposits..................................                    (6,209)               (6,409)
       Deferred percentage rent..........................................                       665                 1,695
       Net change in other assets and liabilities........................                    (5,905)                  737
                                                                                   ------------------    ------------------
           Cash provided by operating activities.........................                    46,221                48,852
                                                                                   ------------------    ------------------

Cash flows from investing activities:
   Real estate acquisitions..............................................                      (598)              (55,520)
   Increase in security deposits.........................................                        --                 5,956
                                                                                   ------------------    ------------------
           Cash used in investing activities.............................                      (598)              (49,564)
                                                                                   ------------------    ------------------

Cash flows from financing activities:
Distributions to common shareholders......................................                  (44,386)              (39,531)
Distributions to preferred shareholders...................................                   (1,781)               (1,781)
Draws on revolving credit facility........................................                       --                27,000
Deferred finance costs paid...............................................                   (5,572)                 (401)
                                                                                   ------------------    ------------------
           Cash used in financing activities..............................                  (51,739)              (14,713)
                                                                                   ------------------    ------------------
Decrease in cash and cash equivalents.....................................                   (6,116)              (15,425)
Cash and cash equivalents at beginning of period..........................                   38,962                24,601
                                                                                   ------------------    ------------------
Cash and cash equivalents at end of period................................             $     32,846          $      9,176
                                                                                   ==================    ==================

Supplemental cash flow information:
       Cash paid for interest.............................................             $     13,200          $     13,312
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve........................                    5,645                 5,962
       Purchases of fixed assets with FF&E reserve........................                   (4,147)               (3,872)
       Real estate acquired in an exchange................................                   (9,840)                   --
       Real estate disposed of in an exchange.............................                    9,840                    --














   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

Minimum rental income, interest income and FF&E reserve income are recognized when earned under the related lease arrangements. We generally recognize percentage rental income received for the first, second and third quarters in the fourth quarter when all sales thresholds have been met or exceeded. Percentage rent deferred for the three months ended March 31, 2002 and 2001, was $665 and $1,695, respectively. Some of our hotels are leased to a subsidiary of ours and managed under a long-term management arrangement with Marriott International, Inc. ("Marriott"). The hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are recognized for these hotels when earned.

Note 2.  Shareholders' Equity

On February 19, 2002, we paid a $0.71 per share distribution to our common shareholders for the quarter ended December 31, 2001. On April 2, 2002, our Trustees declared a distribution of $0.71 per share to be paid to common shareholders of record on April 24, 2002. This amount will be distributed on or about May 23, 2002.

On March 28, 2002, we paid a $0.59375 per share distribution to our preferred shareholders.

On May 7, 2002, the Company's three  independent  trustees each were awarded 300
common  shares  as  part  of  their  annual  compensation.   These  shares  vest
immediately.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

Our credit facility in effect at the beginning of this year expired in March 2002, at which time we entered a new credit facility. The new facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The new facility permits borrowing up to $350,000 and includes a feature under which the maximum draw could expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility are payable at a spread above LIBOR.

Note 4.  Real Estate Properties

During the three months ended March 31, 2002, we funded improvements at certain hotels for $598, which led to an increase in the annual minimum rent due to us. In March 2002, we exercised an option to exchange a hotel with one of our tenants, through which we acquired a hotel in Mt. Laurel, NJ in exchange for a hotel in Albuquerque, NM. This exchange option was exercised at no cost to us. Subsequent to the end of the 2002 first quarter we exercised a second exchange option with that tenant through which we acquired a property located in Chantilly, VA in exchange for a hotel in Alpharetta, GA. These transactions were accounted for as non-monetary exchanges of similar productive assets and no gain or loss was recognized. A third and final exchange option exists with this tenant through which we expect to acquire a property in Utica, MI in exchange for a hotel we currently own in Las Colinas, TX, which we expect to complete in the near future.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Note 5.  Significant Tenant

At March 31, 2002, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host"), is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 20% of our investments, at cost. The following results of operations for the twelve weeks ended March 22, 2002, and March 23, 2001, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by the lessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.


                                                               Twelve weeks ended         Twelve weeks ended
                                                                 March 22, 2002             March 23, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Revenues:
                Rental income(1)..........................            $ 11,413                   $ 11,455
                Interest income...........................                  64                         59
                Amortization of deferred gain.............                 664                        664
                                                             -----------------------    -----------------------
                   Total revenues.........................              12,141                     12,178
                                                             -----------------------    -----------------------

       Expenses:
                Base and percentage rent expense..........              11,855                     12,366
                Corporate expenses........................                 462                          2
                Other expenses............................                  36                         39
                                                             -----------------------    -----------------------
                   Total expenses.........................              12,353                     12,407
                                                             -----------------------    -----------------------

                  Net (loss) income.......................            $   (212)                  $   (229)
                                                             =======================    =======================


                                                                 March 22, 2002           December 31, 2001
                                                                  (unaudited)                 (audited)
                                                             -----------------------    -----------------------
                Assets....................................            $ 67,652                   $ 67,224
                Liabilities...............................              37,178                     36,538
                Equity....................................              30,474                     30,686


       (1) Percentage rental revenue of $353 and $2,291 for the twelve weeks ended March 22, 2002, and March 23, 2001, respectively, was deferred and is included in deferred rent on the balance sheet. Percentage rent will be recognized as income during the year after specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

At March 31, 2002, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Crestline Capital Corporation ("Crestline"), is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the twelve weeks ended March 22, 2002, and March 23, 2001, and summarized balance sheet data of CCMH Courtyard I LLC as provided by the sublessee's management are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                                               Twelve weeks ended         Twelve weeks ended
                                                                 March 22, 2002             March 23, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Revenues:
            Hotels:
                Rooms.....................................           $  41,720                  $  50,162
                Food and beverage.........................               2,804                      3,459
                Other.....................................               1,140                      1,616
                                                             -----------------------    -----------------------
                    Total hotel revenues..................              45,664                     55,237
                                                             -----------------------    -----------------------
       Operating costs and expenses:
             Hotels:
                Property-level costs and expenses:
                    Rooms.................................               9,228                     11,061
                    Food and beverage.....................               2,260                      3,089
                    Other.................................              16,506                     19,290
                Other operating costs and expenses:
                    System management fees................               1,370                      1,657
                    Other management fees.................               3,621                      5,499
                    Lease expense.........................              11,117                     12,960
                                                             -----------------------    -----------------------
                    Total hotel expenses..................              44,102                     53,556

                                                             -----------------------    -----------------------
                    Operating profit......................               1,562                      1,681
                                                             -----------------------    -----------------------

       Corporate expenses.................................                 (85)                       (82)
       Interest expense...................................                 (60)                       (61)
       Interest income....................................                 392                          5
                                                             -----------------------    -----------------------
       Income before income taxes.........................               1,809                      1,543
       Income taxes.......................................                (705)                      (633)
                                                             -----------------------    -----------------------
       Net income.........................................           $   1,104                  $     910
                                                             =======================    =======================

                                                                 March 22, 2002           December 31, 2001
                                                                  (unaudited)                 (audited)
                                                             -----------------------    -----------------------
       Assets.............................................           $  35,521                  $  34,670
       Liabilities........................................               8,310                      8,563
       Equity.............................................              27,211                     26,107

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host's subtenant) are detailed below:

                                                               Twelve weeks ended         Twelve weeks ended
                                                                 March 22, 2002             March 23, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Total hotel sales:
                Rooms.....................................           $  41,720                  $  50,162
                Food and beverage.........................               2,804                      3,459
                Other.....................................               1,140                      1,616
                                                             -----------------------    -----------------------
                Total hotel sales.........................              45,664                     55,237
                                                             -----------------------    -----------------------
       Expenses:
                Rooms.....................................               9,228                     11,061
                Food and beverage.........................               2,260                      3,089
                Other operating departments...............                 310                        254
                General and administrative................               4,765                      5,738
                Utilities.................................               1,999                      2,408
                Repairs, maintenance and accidents........               1,697                      2,118
                Marketing and sales.......................               1,673                      1,746
                Chain services............................                 959                      1,160
                FF&E escrow deposits......................               2,283                      2,762
                Real estate taxes.........................               2,060                      2,136
                Land rent.................................                 448                        505
                System fees...............................               1,370                      1,657
                Other costs...............................                 312                        463
                                                             -----------------------    -----------------------
                Total.....................................              29,364                     35,097

                                                             -----------------------    -----------------------
       Hotel revenues in excess of costs
         and expenses.....................................           $  16,300                  $  20,140
                                                             =======================    =======================


Hotel revenues in excess of costs and expenses, shown above, represent hotel cash flows after costs which are paid in priority to minimum rent due to us for this lease of $11,843 and $11,816 in the 2002 and 2001 periods, respectively.

                          HOSPITALITY PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion includes references to cash available for distribution, or CAD.

We compute CAD as net income available for common shareholders plus depreciation and amortization expense, plus non-cash expenses (including only amortization of deferred financing costs and administrative expenses to be settled in our common shares), minus those deposits made into FF&E Escrow accounts which are owned by us but which are restricted to use for improvements at our properties. In calculating CAD, we also add percentage rents deferred as described in Note 1 to our financial statements.

Our method of calculating CAD may not be comparable to CAD which may be reported by other REITs that define this term differently.

We consider CAD to be an appropriate measure of performance for a REIT, along with cash flow from operating activities, investing activities and financing activities, because it provides investors with an indication of an equity REIT's operating performance and its ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our CAD is an important factor considered by our Board of Trustees in determining the amount of our distributions to shareholders. CAD does not represent cash generated by operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income or cash flow from operating activities as measures of financial performance or liquidity.

Events of September 11, 2001

Since the terrorist attacks on the United States on September 11, 2001, the U.S. hotel industry has experienced significant declines versus the comparable prior year period in occupancy, revenues and profitability. These declines primarily arise from reduced travel. These declines are in addition to more modest declines which began to affect the hotel industry earlier in 2001 as a result of slowing business activity in the U.S. economy generally. Most of our hotel operators have reported declines in the operating performance of our hotels. Our leases and operating agreements contain features such as guarantees which are intended to require payment of minimum returns to us despite operating declines at our hotels. However, the operation of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their obligations to us, our revenues will decline.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2002 versus 2001

Total revenues for the 2002 first quarter were $81,934, a 23.8% increase over revenues of $66,173 for the 2001 first quarter. This increase is primarily due to our management arrangement with Marriott, which requires our recognition of total hotel sales for 16 of our hotels during the 2002 period as hotel operating revenue, and our acquisition of six hotels since the end of the first quarter 2001. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2002 first quarter was $5,266, a 17.8% decrease from FF&E reserve income of $6,409 for the 2001 first quarter. This decrease is due primarily to the commencement of our new management arrangement with Marriott which requires us to fund the reserves from our hotel operating revenues, together with reduced levels of hotel sales and was offset somewhat by the impact of acquisitions discussed above. Interest income for the 2002 first quarter was $182, a 49.7% decrease from interest income of $362 for the 2001 first quarter. This decrease was due to a lower average cash balance and a lower average interest rate during the 2002 period.

Interest expense for the 2002 first quarter was $10,047, a 1.4% decrease from interest expense of $10,186 for the 2001 first quarter. The decrease was primarily due to lower average borrowings and lower weighted average interest rates during the 2002 period. Depreciation and amortization expense for the 2002 first quarter was $23,734, a 7.2% increase over depreciation and amortization expense of $22,138 for the 2001 first quarter. This increase was due principally to

                          HOSPITALITY PROPERTIES TRUST

the full quarter's impact of the depreciation of eight hotels acquired subsequent to January 1, 2001, and the partial impact of the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2001 and 2002. General and administrative expense for the 2002 first quarter was $3,653, a 2.9% decrease from general and administrative expense of $3,761 in the 2001 first quarter. This decrease is due principally to the previously unanticipated reimbursement of amounts expensed in a prior period related to a potential acquisition, offset somewhat by the impact of additional investments in our hotels during 2001 and 2002.

We began leasing 10 hotels to one of our 100% owned subsidiaries on June 15, 2001, and an additional six hotels on September 7, 2001. During the 2002 first quarter, operating expenses realized from the hotels under this agreement were $11,169. There were no comparable hotel operating expenses in the year 2001 period.

Net income for the 2002 first quarter was $33,331, a 10.8% increase over net income of $30,088 for the 2001 first quarter. The increase was primarily due to increased rental income from new investments, hotel operating revenues in excess of hotel operating expenses, and a decrease in interest and general and administrative expenses offset somewhat by decreases in FF&E reserve and interest income and increases in depreciation expense.

Net income available for common shareholders for the 2002 first quarter was $31,550, or $0.50 per share, an 11.5% increase, or zero on a per share basis, over net income available for common shareholders of $28,307, or $0.50 per share, for the 2001 first quarter. This change resulted from the investment and operating activity discussed above. The per share amount was affected by the sale of 6,000,000 of our common shares in August 2001.

Cash Available for Distribution, or CAD, for the first quarters of 2002 and 2001 is derived as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------

        Net income available for common shareholders                        $ 31,550              $ 28,307

        Add:      Depreciation and amortization                               23,734                22,138
                  Deferred percentage rents                                      665                 1,695
                  Non-cash expenses,  primarily  amortization of
                  deferred financing costs as interest                           985                   947

        Less:     FF&E reserves (1)                                            6,209                 6,409
                                                                        ---------------       ---------------

        Cash Available for Distribution                                     $ 50,725              $ 46,678
                                                                        ===============       ===============

     (1)  All of our leases require that our tenants make periodic  payments into FF&E reserve escrow accounts for the purpose of funding  expected  capital  expenditures  at our hotels.  Our net income includes
          $6,209 and $6,409 for the 2002 and 2001 first quarters,  respectively, of deposits into FF&E reserve escrow  accounts  owned by us, which are removed here because  these amounts are not available to us for distributions to shareholders. For the 2002 period, the amount shown here includes $943 of hotel operating  revenues,  which we have  escrowed  for routine  capital  improvements  for the 16 hotels operated by Marriott under a long-term  management  agreement.  Some of our leases provide that FF&E
          Reserve  escrow  accounts are owned by our tenants during the lease terms while we have security and remainder  interests  in the escrow  accounts  and in property  purchased  with  funding  from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2002 and 2001 periods, totaled $3,439 and $3,859,  respectively,  and are not removed here because they are not included in our income.

CAD for the 2002 first quarter was $50,725, an 8.7% increase over CAD of $46,678 for the 2001 first quarter. This increase was due primarily to the full quarter impact of our acquisition of eight hotels subsequent to January 1, 2001, as well as decreases in general and administrative and interest expenses offset somewhat by the decreases in percentage rents received in cash, and interest income discussed above.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Liquidity and Resources of our Tenants and Operators

All of our hotels are leased to or operated by third parties; we do not operate hotels. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. These third parties derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due us generally from hotel operating revenues. We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E Reserve contributions, divided by the aggregate minimum payments to us. Our 228 hotels which had been open at least one year at the beginning of 2002 had average coverage of approximately 1.10 times during the twelve months ended March 31, 2002. All of our hotels, including 2 which opened in 2001, had average coverage of approximately 1.09 times during the twelve months ended March 31, 2002. As described below, we own 132 hotels under leases or management agreements which are guaranteed. The 98 hotels operated pursuant to leases or management agreements which are not guaranteed had average coverage of 1.30 times during the twelve months ended March 31, 2002.

Obligations to us by our tenants and managers of 55.8% of our total investments, at cost, are guaranteed by the parent companies of our tenants and managers. These parent company guarantees may provide us with continued payments if the hotels' combined total hotel sales less total hotel expenses are not in excess of amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels.

We lease 16 hotels to our taxable REIT subsidiary, which are operated by Marriott in combination with an additional 19 hotels which are leased to a subsidiary of Marriott. These 19 hotels are expected to begin to be leased by our taxable REIT subsidiary during 2002. The operations of all 35 of these hotels are combined for all purposes under our agreement with Marriott to pay combined rents and returns to us. For any of these 35 hotels, funding for hotel operating expenses, rents and returns to us, may be provided by a combination of hotel operating revenues from all other hotels in the combination, payments from Marriott International under its guarantee obligation, or voluntary payments by affiliates of Marriott. During the 2002 first quarter, the 16 hotels leased to our taxable REIT subsidiary did not generate hotel operating revenues in excess of hotel operating expenses including expenses allocated by Marriott and allocated minimum returns to us by approximately $2,555. This $2,555 is reflected as a reduction to hotel operating expenses for the 2002 quarter.
Guarantee payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations.

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

Various percentages of total sales at all of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves, as discussed above. As of March 31, 2002, there was approximately $56,120 on deposit in these escrow accounts of which $41,975 was held directly by us and reflected on our balance sheet as restricted cash. During 2002 first quarter, $9,647 was deposited into these accounts and $6,396 was spent to renovate and refurbish our properties. Certain of these accounts are held and owned by tenants and not reflected on our balance sheet.

                          HOSPITALITY PROPERTIES TRUST

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we have entered into a revolving credit facility with a group of commercial banks. The credit facility in effect at the beginning of this year expired in March 2002, at which time we entered a new credit facility. The new facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The new facility permits borrowing up to $350,000 and includes a feature under which the maximum draw could expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility are payable at a spread above LIBOR.

At March 31, 2002, we had $32,846 of cash and cash equivalents and zero outstanding on our $350,000 revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future hotel acquisitions.

In April 2002, we purchased 21 Candlewood Suites hotels for $145,000, using cash on hand and a $100,000 draw on our revolving credit facility. Currently, we have $100,000 outstanding and $250,000 available for drawing under our revolving credit facility.

We have no debt which matures in the next twelve months and no principal or sinking-fund payments in the next twelve months. Our debts (besides those incurred under our credit facility) mature as follows: $115,000 in 2005;
$150,000  in 2008;  $150,000 in 2009;  and  $50,000 in 2010.  None of these debt obligations require principal or sinking-fund payments prior to their maturity date.

To the extent we borrow on the credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore various alternatives for the repayment of amounts due. Such alternatives in the short-term and long-term may include incurring additional long-term debt and issuing new equity securities. On March 8, 2002, we filed a shelf registration statement to increase the securities available for issuance thereunder to $2,800,000 in aggregate initial value; the Securities and Exchange Commission, or SEC, declared this registration effective on March 20, 2002. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for any such securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing in the future, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

Our total assets as of March 31, 2002, were $2,337,370, a decrease of 0.7% from $2,354,964 as of December 31, 2001. The decrease resulted primarily from lower cash balances, from depreciation expense accrued and from distributions paid to shareholders during the three months ended March 31, 2002.

A common share distribution of $0.71 per common share declared with respect to the fourth quarter 2001 results was paid in February 2002. A distribution of $0.59375 per preferred share for first quarter 2002 was paid in March 2002. A common share distribution of $0.71 per common share declared with respect to first quarter 2002 results will be paid to shareholders in May 2002.

Debt Covenants

Our debt obligations at March 31, 2002, were limited to our revolving credit facility and our $465,000 of public debt. Each issue of our public debt is governed by an indenture. The indenture and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. At March 31, 2002, we were in compliance with all of our covenants under our indentures and our credit facility.

Neither our indenture nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

                          HOSPITALITY PROPERTIES TRUST

Our public debt indenture contains a cross default provision to any other debts equal to or in excess of $20,000. Similarly, a default on any of our public indentures would constitute a default under our credit agreement.

As of March 31, 2002, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of March 31, 2002, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

Seasonality

Our hotels have historically experienced seasonal variations typical of the hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause fluctuations in our rental income because we believe that the revenues generated by our hotels or cash contributed by our tenants, managers or guarantors will be sufficient for the tenants to pay our rents on a regular basis notwithstanding seasonal variations. Seasonality may effect our hotel operating revenues but we do not expect seasonal variations to have a material impact upon our financial results of operations.

Property Leases and Operating Agreements

As of March 31, 2002, we owned 230 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of: Marriott, Host, Crestline, Wyndham International, Inc. ("Wyndham"), BRE/Homestead Village ("BRE/Homestead"), Candlewood Hotel Company, Inc. ("Candlewood") and Prime Hospitality Corp. ("Prime").

During April 2002, we purchased 21 hotels from Candlewood and began to lease these hotels to Candlewood in combination with 36 hotels we previously owned.

The tables on the following pages summarize the key terms of our leases and other operating agreements and operating statistics, including occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, of our tenants' and managers operations of our hotels for the first three months of 2002 and 2001:

                          HOSPITALITY PROPERTIES TRUST

---------------------------- -------------------- --------------------- -------------------- -------------------- ------------------

                                                                         Marriott(R)/Residence  Residence Inn by
                                Courtyard by        Residence Inn by      Inn by Marriott(R)/  Marriott(R)/Courtyard
Hotel Brand                       Marriott(R)          Marriott(R)          Courtyard by        by Marriott(R)/          Wyndham(R)
                                                                             Marriott(R)/       TownePlace Suites
                                                                        TownePlace Suites by         by
                                                                        Marriott(R)/SpringHill Marriott(R)/SpringHill
                                                                              Suites by      Suites by Marriott(R)
                                                                            Marriott(R)(1)
---------------------------- -------------------- --------------------- -------------------- -------------------- ------------------

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

Manager                         Subsidiary of        Subsidiary of          Subsidiary of       Subsidiary of       Subsidiary of
                                  Marriott              Marriott              Marriott            Marriott             Wyndham

Investment at
March 31, 2002 (000s) (2)         $513,456              $178,073              $453,954            $274,222             $182,570

Security Deposit (000s) (3)        $50,540              $17,220                $36,204             $28,508             $18,325

End of Initial Term                 2012                  2010                  2019                2015                 2014

Renewal Options (4)          3 for 12 years each    1 for 10 years,     2 for 15 years each  2 for 10 years each       4 for 12
                                                  2 for 15 years each                                                 years each

Current Annual Minimum
Rent/Return (000s)                 $51,346              $17,783                $48,288             $28,508             $18,325

Percentage Rent/Return (5)          5.0%                  7.5%                  7.0%                7.0%                 8.0%

Number of Comparable
Hotels (6)                           53                    18                    35                  18                   12

2002:   Occupancy                   65.9%                71.8%                  67.4%               69.4%               69.8%
        ADR                        $99.08                $96.60                $90.98              $97.21               $92.22
        RevPAR                     $65.29                $69.36                $61.32              $67.46               $64.37

2001:   Occupancy                   75.2%                78.2%                  70.6%               72.6%               70.9%
        ADR                        $104.34              $107.12                $96.29              $106.32             $104.76
        RevPAR                     $78.46                $83.77                $67.98              $77.19               $74.27

---------------------------- -------------------- --------------------- -------------------- -------------------- ------------------

(1)  At March 31, 2002, 19 of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott.
     The remaining 16 hotels were operated by subsidiaries of Marriott under a management contract with our wholly-owned subsidiary tenant.  Marriott's obligations under the lease and the management contract are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

(2)  Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(3)  Excludes other deposits totaling  approximately  $26.6 million at March 31, 2002,  retained by us to secure various guarantee obligations to us.

(4)  Renewal  options may be exercised  by the tenant or manager for all, but not less than all, of the hotels  within a pool.

(5)  Each lease or management contract provides for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)  Includes only hotels open for at least a full year as of January 1, 2002.

                          HOSPITALITY PROPERTIES TRUST

---------------------------- ------------------- --------------------- -------------------- ------------------- --------------------


                                                                                                                      Total /
                                Summerfield                                Candlewood           Homestead             Range /
Hotel Brand                  Suites by Wyndham(R)    AmeriSuites(R)        Suites(R)(1)        Studio Suites(R)        Average


---------------------------- ------------------- --------------------- -------------------- ------------------- --------------------

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

Tenant                         Subsidiary of        Subsidiary of         Subsidiary of       Subsidiary of
                                  Wyndham               Prime              Candlewood         BRE/Homestead
                                                                                               Village LLC

Manager                        Subsidiary of        Subsidiary of         Subsidiary of       Subsidiary of
                                  Wyndham               Prime              Candlewood          BRE/Homestead
                                                                                               Village LLC

Investment at
March 31, 2002 (000s) (2)         $240,000             $243,350             $289,750             $145,000           $2,520,375

Security Deposit (000s) (3)       $15,000              $25,575               $30,086             $15,960             $237,418

End of Initial Term                 2017                 2013                 2016                 2015              2010-2019
                                                                                                                   (average 13.5
                                                                                                                      years)

Renewal Options (4)               4 for 12             3 for 15             3 for 15             2 for 15
                                 years each           years each           years each           years each

Current Annual Minimum
Rent/Return (000s)                $25,000              $25,575               $29,507             $15,960             $260,292

Percentage Rent/Return (5)          7.5%                 8.0%                 10.0%               10.0%               5%-10%

Number of Comparable
Hotels (6)                           15                   23                   36                   18                  228

2002:   Occupancy                  73.4%                60.7%                 74.4%               73.8%                68.9%
        ADR                       $107.29               $70.33               $54.83               $50.31              $84.16
        RevPAR                     $78.75               $42.69               $40.79               $37.13              $57.99

2001:   Occupancy                  78.2%                58.6%                 74.0%               77.8%                72.8%
        ADR                       $131.45               $78.82               $58.56               $56.59              $92.58
        RevPAR                    $102.79               $46.19               $43.33               $44.03              $67.40

---------------------------- ------------------- --------------------- -------------------- ------------------- --------------------

(1)  Excludes 21 hotels purchased in April 2002, at which time this lease was adjusted to include 57 hotels,  containing
     6,887 rooms, in 27 states. Our investment,  security deposit and annual minimum rent increased to $434,750, $46,086 and $45,507, respectively. The end of the initial lease term was revised to 2018.

(2)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(3)  Excludes other deposits totaling  approximately  $26.6 million at March 31, 2002,  retained by us to secure various guarantee obligations to us.

(4)  Renewal  options may be exercised  by the tenant or manager for all, but not less than all, of the hotels  within a pool.

(5)  Each lease or management contract provides for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)  Includes only hotels open for at least a full year as of January 1, 2002.

                          HOSPITALITY PROPERTIES TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2001. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future. At March 31, 2002, our outstanding debt included four issues of fixed rate, senior unsecured notes as follows:

                           Interest Rate                                                           Total Interest
Principal Balance            Per Year            Maturity          Interest Payments Due          Expense Per Year
-----------------            --------            --------          ---------------------          ----------------
$115,000                       8.25%               2005                   Monthly                    $  9,488
 150,000                       7.00%               2008                Semi-Annually                   10,500
 150,000                       8.50%               2009                   Monthly                      12,750
  50,000                      9.125%               2010                Semi-Annually                    4,563
--------                                                                                              -------
$465,000                                                                                              $37,301
========                                                                                              =======

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3,730. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding as of March 31, 2002, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $15,951.

Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. Our $115,000 8.25% notes due 2005 became callable by us at par any time after November 15, 2001. Our $150,000 8.5% notes due 2009 are callable by us at par any time after December 15, 2002. In other cases we are allowed to make prepayments only at a premium to face value that is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our line of credit bears interest at floating rates and matures in 2005. As of March 31, 2002, we had zero outstanding and the full amount of $350,000 available for drawing under our revolving credit facility. Our revolving credit facility is available to purchase hotels and for general business purposes. Repayments under our revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt. The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt currently outstanding:

                                     Interest    Debt Outstanding  Annualized Interest     Impact of
Circumstance                           Rate                              Expense             Change
------------                           ----      ----------------        -------             ------
Conditions at May 8, 2002             3.21%          $100,000             $3,210               --
A 10% increase                        3.53%          $100,000             $3,531              $321
A 10% decrease                        2.89%          $100,000             $2,889             ($321)

The foregoing table shows the impact of an immediate change in floating interest rates. If these changes occurred gradually over time the impact would be spread over time.

The interest rate market which has an impact upon us is the U.S. dollar interest rate for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations. We are unable to predict the direction or amount of interest rate changes during the next year. Also, we may incur additional debt at floating or fixed rates in the future, which would increase our exposure to market changes in interest rates.

                          HOSPITALITY PROPERTIES TRUST


                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO THE DECLARATION, TIMING OR PAYMENT OF DISTRIBUTIONS OR OBLIGATIONS, INTEREST RATE RISK MANAGEMENT, EXISTING AND FUTURE HOTEL INVESTMENTS, CAPITAL FINANCE, SEASONALITY, THE IMPACT ON US AND OUR TENANTS REGARDING THE CURRENT DEPRESSED LEVEL OF TRAVEL AND ITS IMPACT ON OUR REVENUES, ACCOUNTING ESTIMATES AND OTHER MATTERS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE WITHOUT LIMITATION HOTEL ROOM DEMAND, TERRORIST ACTIONS AFFECTING OUR HOTELS OR THE TRAVEL INDUSTRY GENERALLY, CHANGES IN FINANCING TERMS, OUR ABILITY OR INABILITY TO COMPLETE ACQUISITIONS AND FINANCING TRANSACTIONS, OUR HOTELS' OR OUR TENANTS', MANAGER'S OR GUARANTORS' RESULTS OF OPERATIONS AND GENERAL CHANGES IN ECONOMIC CONDITIONS. THE INFORMATION CONTAINED IN THIS FORM 10-Q, AND INFORMATION IN OUR ANNUAL REPORT ON FORM 10-K INCLUDING THE INFORMATION UNDER THE HEADINGS "BUSINESS AND PROPERTIES" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES BETWEEN FORWARD-LOOKING STATEMENTS AND ACTUAL FUTURE RESULTS.



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

                          HOSPITALITY PROPERTIES TRUST

PART II           Other Information

Item 2.  Changes in Securities and Use of Proceeds

On March 14, 2002, we issued 21,658 common shares in payment of an incentive fee of $619,351 for services rendered by REIT Management & Research LLC, or RMR, during 2001 based upon a per common share price of $28.597. As further described in our 2001 Form 10-K, the Company has an agreement with RMR whereby RMR provides investment, management and administrative services to the Company. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On May 7, 2002, pursuant to the Company's 1995 Incentive Share Award Plan, each of the Company's three independent trustees received a grant of 300 common shares valued at $34.20 per common share, the closing price of the common shares on the New York Stock Exchange on May 7, 2002. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

(b)      Reports on Form 8-K

         (i) Current Report on Form 8-K, dated March 15, 2002 (filed March 18, 2002), reporting our audited financial statements and related schedule for the years ended December 31, 2001, 2000, and 1999, and filing a related accountants' consent (Items 5 and 7).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOSPITALITY PROPERTIES TRUST


                                 /s/Thomas M. O'Brien
                                 ----------------------------------------------
                                          Thomas M. O'Brien
                                          Treasurer and Chief Financial Officer
                                             (authorized officer and principal
                                              financial officer)
                                          Date: May 10, 2002