Form 10-Q
period 2002-06-30
HOSPITALITY PROPERTIES TRUST
filed 2002-08-09
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                                                              Shares outstanding
            Class                                             at August 8, 2002
--------------------------------------                        -----------------
Common shares of beneficial
 interest, $0.01 par value per share                          62,547,348

                                     HOSPITALITY PROPERTIES TRUST

                                              FORM 10-Q

                                            June 30, 2002


                                                 INDEX

      PART I         Financial Information (Unaudited)                                                Page

                     Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheet - June 30, 2002 and
                           December 31, 2001..................................................         3

                         Consolidated Statement of Income - Three and Six Months Ended
                           June 30, 2002 and 2001.............................................         4

                         Condensed Consolidated Statement of Cash Flows - Six Months
                           Ended June 30, 2002 and 2001.......................................         5

                         Notes to Condensed Consolidated Financial Statements.................         6

                     Item 2.

                         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..............................................         10

                     Item 3.

                         Quantitative and Qualitative Disclosures About Market Risk...........         20

                         Certain Important Factors............................................         21

      PART II        Other Information

                     Item 2.

                         Changes in Securities and Use of Proceeds............................         22

                     Item 4.

                         Submission of Matters to a Vote of Security Holders..................         22

                     Item 6.

                         Exhibits and Reports on Form 8-K.....................................         22

                     Signatures...............................................................         23

PART I            Financial Information

Item 1. Financial Statements

                                              HOSPITALITY PROPERTIES TRUST

                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                   (in thousands, except share and per share amounts)


                                                                          June 30,               December 31,
                                                                            2002                     2001
                                                                       ----------------         ---------------
                                                                         (unaudited)              (audited)

ASSETS

Real estate properties, at cost.................................       $    2,778,761           $   2,629,153
Accumulated depreciation........................................             (407,320)               (363,329)
                                                                       ----------------         ---------------
                                                                            2,371,441               2,265,824

Cash and cash equivalents.......................................                  487                  38,962
Restricted cash (FF&E reserve)..................................               45,873                  39,913
Other assets, net...............................................               16,075                  10,265
                                                                       ----------------         ---------------
                                                                       $    2,433,876           $   2,354,964
                                                                       ================         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Senior notes, net of discount...................................       $      464,798           $     464,781
Revolving credit facility.......................................               98,000                      --
Security and other deposits.....................................              271,129                 263,983
Other liabilities...............................................               17,986                  21,681
                                                                       ----------------         ---------------
                                                                              851,913                 750,445
                                                                       ----------------         ---------------

Shareholders' equity:
    Series A preferred shares, 9.5% cumulative redeemable at
      $25/share, no par value; 3,000,000 shares issued and
      outstanding...............................................               72,207                  72,207
    Common shares of beneficial interest,  $0.01 par value,
      62,547,348 and 62,515,940 issued and outstanding,
      respectively..............................................                  625                     625
    Additional paid-in capital..................................            1,668,230               1,667,256
    Cumulative net income.......................................              642,484                 573,663
    Cumulative preferred distributions..........................              (22,919)                (19,356)
    Cumulative common distributions.............................             (778,664)               (689,876)
                                                                       ----------------         ---------------
      Total shareholders' equity................................            1,581,963               1,604,519
                                                                       ----------------         ---------------
                                                                       $    2,433,876           $   2,354,964
                                                                       ================         ===============







   The accompanying notes are an integral part of these financial statements.

                                              HOSPITALITY PROPERTIES TRUST

                                            CONSOLIDATED STATEMENT OF INCOME
                                   (in thousands, except per share amounts, unaudited)


                                                Three Months Ended June 30,             Six Months Ended June 30,
                                             ---------------------------------     ------------------------------------
                                                  2002               2001               2002                2001
                                             ---------------    --------------     ---------------    -----------------

Revenues:
   Rental income........................       $  62,082          $  60,114          $ 120,429          $ 119,516
   Hotel operating revenues.............          20,310              2,783             38,449              2,783
   FF&E reserve income..................           5,669              7,145             10,935             13,554
   Interest income......................              54                 97                236                459
                                             ---------------    --------------     ---------------    -----------------
       Total revenues...................          88,115             70,139            170,049            136,312
                                             ---------------    --------------     ---------------    -----------------

Expenses:
   Hotel operating expenses.............          13,229              1,855             24,398              1,855
   Interest (including amortization of
     deferred financing costs of $718,
     $604, $1,323, and $1,207,
     respectively)......................          11,066             10,520             21,113             20,706
   Depreciation and amortization........          24,186             22,491             47,920             44,629
   General and administrative...........           4,144              3,845              7,797              7,606
                                             ---------------    --------------     ---------------    -----------------
       Total expenses...................          52,625             38,711            101,228             74,796
                                             ---------------    --------------     ---------------    -----------------

Net income..............................          35,490             31,428             68,821             61,516
Preferred distributions.................           1,781              1,781              3,563              3,563
                                             ---------------    --------------     ---------------    -----------------
Net income available for common
  shareholders..........................       $  33,709          $  29,647          $  65,258          $  57,953
                                             ===============    ==============     ===============    =================

Weighted average common shares
  outstanding...........................          62,538             56,507             62,529             56,501
                                             ===============    ==============     ===============    =================


Basic and diluted earnings per common share:
    Net income available for common
       shareholders.....................       $    0.54          $    0.52            $  1.04            $  1.03
                                             ===============    ==============     ===============    =================










   The accompanying notes are an integral part of these financial statements.

                                              HOSPITALITY PROPERTIES TRUST

                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (in thousands, unaudited)



                                                                                          Six Months Ended June 30,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------    ------------------

Cash flows from operating activities:
   Net income............................................................              $     68,821          $     61,516
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization.....................................                    47,920                44,629
       Amortization of deferred financing costs as interest..............                     1,323                 1,207
       FF&E reserve income and deposits..................................                   (12,932)              (13,690)
       Deferred percentage rent..........................................                     1,306                 2,983
       Net change in assets and liabilities..............................                    (5,357)                2,899
                                                                                   ------------------    ------------------
           Cash provided by operating activities.........................                   101,081                99,544
                                                                                   ------------------    ------------------

Cash flows from investing activities:
   Real estate acquisitions..............................................                  (146,565)             (158,925)
   Increase in security and other deposits...............................                     7,146                 5,956
                                                                                   ------------------    ------------------
           Cash used in investing activities.............................                  (139,419)             (152,969)
                                                                                   ------------------    ------------------

Cash flows from financing activities:
   Distributions to common shareholders...................................                  (88,788)              (79,085)
   Distributions to preferred shareholders................................                   (3,563)               (3,563)
   Draws on revolving credit facility.....................................                  133,000               150,000
   Repayment of revolving credit facility.................................                  (35,000)              (38,000)
   Finance costs..........................................................                   (5,786)                 (401)
                                                                                   ------------------    ------------------
           Cash (used in) provided by financing activities................                     (137)               28,951
                                                                                   ------------------    ------------------

Decrease in cash and cash equivalents.....................................                  (38,475)              (24,474)
Cash and cash equivalents at beginning of period..........................                   38,962                24,601
                                                                                   ------------------    ------------------
Cash and cash equivalents at end of period................................             $        487          $        127
                                                                                   ==================    ==================

Supplemental cash flow information:
       Cash paid for interest.............................................             $     19,635          $     19,294
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve........................                   11,727                12,621
       Purchases of fixed assets with FF&E reserve........................                   (6,972)               (7,413)
       Real estate acquired in an exchange................................                  (28,914)                   --
       Real estate disposed of in an exchange.............................                   28,914                    --





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

Minimum rental income, interest income and FF&E reserve income are recognized when earned under the related lease arrangements. We generally recognize percentage rental income received for the first, second and third quarters in the fourth quarter when sales thresholds have been met or exceeded. Percentage rent deferred for the three and six months ended June 30, 2002, was $641 and $1,306, respectively, and for the three and six months ended June 30, 2001, was $1,288 and $2,983, respectively. Some of our hotels are leased to a taxable REIT subsidiary of ours and managed under a long-term management arrangement with Marriott International, Inc. ("Marriott"). The hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are recognized for these hotels when earned.

Note 2.  Shareholders' Equity

On May 23, 2002, we paid a $0.71 per share distribution to our common shareholders for the quarter ended March 31, 2002. On July 1, 2002, we declared a distribution of $0.72 per share to be paid to common shareholders of record on July 24, 2002. This distribution will be paid on or about August 22, 2002.

On June 28, 2002, we paid a $0.59375 per share distribution to our preferred shareholders.

On May 7, 2002, our three independent trustees each were awarded 300 common shares as part of their annual compensation. These shares vest immediately. On June 28, 2002, 8,850 common shares were granted to our officers and employees of our advisor, REIT Management & Research LLC. One-third of these shares vest immediately, and one-third vests on each of the first and second anniversaries of the award.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. This facility permits borrowing up to $350,000 and includes a feature under which the maximum draw could expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.

On July 8, 2002, we issued $125,000 of 6.85% senior notes, due July 2012. A portion of the net proceeds of $124,106 were used to repay the then outstanding balance of our revolving credit facility.

On July 18, 2002, we prepaid our $115,000 of 8.25% senior notes due November 2005. These notes were prepaid at par with cash on hand and borrowing on our revolving credit facility. In connection with this early repayment, we expect to recognize an extraordinary loss on early extinguishment of debt of $1,600 in the 2002 third quarter related to the write-off of unamortized deferred financing costs.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

Note 4.  Real Estate Properties

In April 2002, we purchased 21 hotels for $145,000. These 21 hotels, combined with 36 Candlewood Suites hotels we previously owned, are leased to a subsidiary of Candlewood Hotel Company, Inc. through the end of 2018.

During the six months ended June 30, 2002, we funded improvements at certain hotels for $1,560, which led to an increase in the annual minimum rent due to us.

In March, April and June 2002, we exercised options to exchange three hotels with one of our tenants. We acquired a hotel in each of Mt. Laurel, NJ, Chantilly, VA, and Utica, MI, in exchange for a hotel in each of Albuquerque, NM, Alpharetta, GA and Las Colinas, TX. These exchange options were exercised at no cost to us. No gain or loss was recognized on these non-monetary exchanges.

Note 5.  Significant Tenant

At June 30, 2002, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host"), is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 19% (20% at December 31,
2001) of our investments, at cost. The following results of operations for the twenty-four weeks ended June 14, 2002 and June 15, 2001, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by Host are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                                  HMH HPT Courtyard LLC
                                       (a subsidiary of Host Marriott Corporation)

                                                           Twenty-four weeks ended         Twenty-four weeks ended
                                                                June 14, 2002                   June 15, 2001
                                                                 (unaudited)                     (unaudited)
                                                          ---------------------------     --------------------------
   Revenues:
            Rental income(1)..........................             $ 23,204                        $ 23,222
            Interest income...........................                  137                             164
            Amortization of deferred gain.............                1,328                           1,328
                                                          ---------------------------     --------------------------
               Total revenues.........................               24,669                          24,714
                                                          ---------------------------     --------------------------

   Expenses:
            Base and percentage rent expense..........               24,129                          24,986
            Corporate expenses........................                  923                             926
            Other expenses............................                   67                              68
                                                          ---------------------------     --------------------------
               Total expenses.........................               25,119                          25,980
                                                          ---------------------------     --------------------------
              Income (loss) before taxes..............                 (450)                         (1,266)
              Provision for income taxes..............                   --                              --
                                                          ---------------------------     --------------------------

              Net (loss) income.......................             $   (450)                       $ (1,266)
                                                          ===========================     ==========================

                                                                June 14, 2002                 December 31, 2001
                                                                 (unaudited)                      (audited)
                                                          ---------------------------     --------------------------
            Assets....................................            $  67,926                       $  67,224
            Liabilities...............................               37,690                          36,538
            Equity....................................               30,236                          30,686

     (1)  Percentage  rental  revenue of $1,518 and $5,068 for the  twenty-four  weeks ended June 14, 2002 and
          June 15, 2001,  respectively,  was deferred in  accordance  with SAB 101 and is included as deferred rent in liabilities on the balance  sheet.  Percentage  rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)


At June 30, 2002, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Barcelo-Crestline Corporation ("Barcelo-Crestline"), is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The following results of operations for the twenty-four weeks ended June 14, 2002 and June 15, 2001, and summarized balance sheet data of CCMH Courtyard I LLC, as provided by Barcelo-Crestline, are included here in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

                                                  CCMH Courtyard I LLC
                                           (a subsidiary of Barcelo-Crestline)

                                                               Twenty-four weeks          Twenty-four weeks
                                                                     ended                      ended
                                                                 June 14, 2002              June 15, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Revenues:
            Hotels:
                Rooms...................................             $  87,997                  $ 102,905
                Food and beverage.......................                 5,840                      6,942
                Other...................................                 2,190                      3,175
                                                             -----------------------    -----------------------
                       Total hotel revenues.............                96,027                    113,022
                                                             -----------------------    -----------------------
       Operating costs and expenses:
             Hotels:
                Property-level costs and expenses:
                    Rooms...............................                19,182                     22,154
                    Food and beverage...................                 4,698                      6,131
                    Other...............................                33,996                     38,343
                Other operating costs and expenses:
                    Management fees.....................                10,383                     14,682
                    Lease expense.......................                24,389                     28,252
                                                             -----------------------    -----------------------
                       Total hotel expenses.............                92,648                    109,562

                                                             -----------------------    -----------------------
                    Operating profit....................                 3,379                      3,460

       Corporate expenses...............................                  (167)                      (148)
       Interest expense.................................                  (121)                      (120)
       Interest income..................................                   778                        146
                                                             -----------------------    -----------------------
       Income before income taxes.......................                 3,869                      3,338
       Income taxes.....................................                (1,509)                    (1,335)
                                                             -----------------------    -----------------------
       Net income.......................................             $   2,360                  $   2,003
                                                             =======================    =======================

                                                                 June 14, 2002            December 31, 2001
                                                                  (unaudited)                 (audited)
                                                             -----------------------    -----------------------
       Assets...........................................             $  37,281                  $  34,670
       Liabilities......................................                 8,814                      8,563
       Equity...........................................                28,467                     26,107

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)


Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by Host and Barcelo-Crestline are detailed below:

                                                               Twenty-four weeks          Twenty-four weeks
                                                                     ended                      ended
                                                                 June 14, 2002              June 15, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Total hotel sales:
                Rooms...................................             $  87,997                  $ 102,905
                Food and beverage.......................                 5,840                      6,942
                Other...................................                 2,190                      3,175
                                                             -----------------------    -----------------------
                Total hotel sales.......................                96,027                    113,022
                                                             -----------------------    -----------------------
       Expenses:
                Rooms...................................                19,182                     22,154
                Food and beverage.......................                 4,698                      6,131
                Other operating departments.............                   765                        704
                General and administrative..............                 9,937                     11,290
                Utilities...............................                 3,612                      4,375
                Repairs, maintenance and accidents......                 3,583                      4,336
                Marketing and sales.....................                 3,498                      3,611
                Chain services..........................                 2,017                      2,374
                FF&E escrow deposits....................                 4,801                      5,651
                Real estate tax.........................                 4,208                      4,240
                Land rent...............................                   878                        979
                System fees.............................                 2,881                      3,391
                Other costs.............................                   697                        783
                                                             -----------------------    -----------------------
                Total departmental expenses.............                60,757                     70,019

                                                             -----------------------    -----------------------
       Hotel revenues in excess of property-level costs
         and expenses...................................             $  35,270                  $  43,003
                                                             =======================    =======================

Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due to us for this lease of $23,694 and $23,643 in the 2002 and 2001 periods, respectively.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K.

Events of September 11, 2001

Since the terrorist attacks on the United States on September 11, 2001, the U.S. hotel industry has experienced significant declines versus the comparable prior year period in occupancy, revenues and profitability. These declines primarily arise from reduced business travel. These declines are in addition to declines which began to affect the hotel industry earlier in 2001 as a result of slowing business activity in the U.S. economy generally. Most of our hotel operators have reported declines, including during the second quarter of 2002, in the operating performance of our hotels versus comparable periods in the prior year. As of June 30, 2002, all of our rent payments are current and none of our tenants or managers have indicated a need for relief under our agreements as a result of these circumstances. As described below, our leases and operating agreements contain security features, such as guarantees, which are intended to protect payment of minimum rents and returns to us in accordance with our leases and agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline.

Leases and Operating Agreements

All of our 251 hotels are leased to or operated by third parties. Each of our hotels is included in one of nine groups of hotels of between 12 and 57 properties. These groups are each operated under a single or pooled agreement by a third party as tenant or manager for an initial term expiring between 2010 and 2019. The agreements contain renewal options for all, but not less than all, of the related properties, and the renewal terms total 20-48 years. Each agreement requires the third-party lessee or operator to: pay all operating costs associated with the hotels; deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels ("FF&E Reserves"); make payments to us of minimum rents or returns; and make payments to us of additional returns equal to 5%-10% of increases in total hotel sales over sales during a specified base year. Each third party has posted a security or performance deposit with us generally equal to one year's minimum rent or return.

Of our 251 hotels, 235 are leased to third parties and 16 are operated by affiliates of Marriott under a long-term management contract which began in 2001. These 16 hotels are leased to a 100% owned taxable REIT subsidiary of ours as allowed by the tax laws applicable to REITs. Of the 16 hotels now operated under this management contract, 12 were previously leased by us to Marriott. Prior to the commencement of this management contract we recognized rental income for these 12 hotels. Subsequent to the commencement of this management contract, hotel operating revenues and expenses from these hotels are reflected in our consolidated financial statements. These 16 hotels are pooled with 19 other hotels which will continue to be leased to Marriott until Marriott elects to operate them under the new management agreement. The operations of all 35 of these hotels are combined for all purposes under our agreement with Marriott to pay combined rents and returns to us. The 19 hotels now leased to Marriott are expected to transfer

                          HOSPITALITY PROPERTIES TRUST

into this arrangement from time to time over the next two years, but not later than June 30, 2004. As hotels are transferred into this new arrangement, we will cease to recognize rental income and begin to recognize hotel operating revenues and expenses related to these hotels. We do not expect that this change will have any impact on our net income or cash available for distribution.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2002 versus 2001

Total revenues for the 2002 second quarter were $88,115, a 25.6% increase over revenues of $70,139 for the 2001 second quarter. This increase is primarily due to our management arrangement with Marriott discussed above, which requires our recognition of total hotel sales for 16 of our hotels during the 2002 period as hotel operating revenue. Additionally, rental income increased to $62,082 for the 2002 second quarter from $60,114 in the 2001 period, a result of our acquisition of 23 hotels since the end of the 2001 first quarter, which was partially offset by minimum rental income recognized in the 2001 period for hotels which subsequently began to be leased to our taxable REIT subsidiary. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the 2002 second quarter was $5,669, a 20.7% decrease from FF&E reserve income of $7,145 for the 2001 second quarter. This decrease is due primarily to the commencement of our management arrangement with Marriott which requires us to fund the reserves from our hotel operating revenues and reduced levels of hotel sales. Interest income for the 2002 second quarter was $54, a 44.3% decrease from interest income of $97 for the 2001 second quarter. This decrease was due to a lower average cash balance and a lower average interest rate during the 2002 period.

Total expenses for the 2002 second quarter were $52,625, a 35.9% increase over total expenses of $38,711 for the 2001 second quarter. The increase is due primarily to our recognition of hotel operating expenses, as discussed above, as well as general increases in our operating expenses related to our additional investments in hotel properties over the last twelve months. We began leasing 10 hotels to one of our 100% owned subsidiaries on June 15, 2001, and an additional six hotels on September 7, 2001. Operating expenses realized from the hotels under this agreement were $13,229 during the 2002 second quarter and $1,855 during the partial 2001 period.

Interest expense for the 2002 second quarter was $11,066, a 5.2% increase over interest expense of $10,520 for the 2001 second quarter. The increase was primarily due to higher average borrowings offset to some extent by a lower weighted average interest rate during the 2002 period. Depreciation and amortization expense for the 2002 second quarter was $24,186, a 7.5% increase over depreciation and amortization expense of $22,491 for the 2001 second quarter. This increase was due principally to the impact of the depreciation of 27 hotels acquired subsequent to April 1, 2001, and the impact of the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2001 and 2002. General and administrative expense for the 2002 second quarter was $4,144, a 7.8% increase from general and administrative expense of $3,845 in the 2001 second quarter. This increase is due principally to the impact of additional hotel investments during 2001 and 2002.

Net income for the 2002 second quarter was $35,490, a 12.9% increase over net income of $31,428 for the 2001 second quarter. The increase was primarily due to increased rental income from new investments and increased net revenues over expenses from hotels operated under our management arrangement with Marriott partially offset by a decrease in FF&E reserve income and increases in interest and depreciation expenses.

Net income available for common shareholders for the 2002 second quarter was $33,709, or $0.54 per share, a 13.7% increase, or 3.8% on a per share basis, over net income available for common shareholders of $29,647, or $0.52 per share, for the 2001 second quarter. This increase resulted from the investment and operating activity discussed above. The per share amount was affected by our issuance of 6,000,000 common shares in August 2001.

                          HOSPITALITY PROPERTIES TRUST

Cash Available for Distribution, or CAD, for the second quarters of 2002 and 2001 is derived as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------
        Net income available for common shareholders                        $ 33,709              $ 29,647

        Add:      Depreciation and amortization                               24,186                22,491
                  Deferred percentage rents                                      641                 1,288
                  Non-cash  expenses,  primarily  amortization of
                  deferred financing costs as interest                         1,099                   949

        Less:     FF&E Reserves (1)                                            6,723                 7,281
                                                                        ---------------       ---------------
        Cash Available for Distribution                                     $ 52,912              $ 47,094
                                                                        ===============       ===============

     (1)  All of our leases require that our tenants make periodic  payments into FF&E reserve escrow accounts for the purpose of funding  expected  capital  expenditures  at our hotels.  Our net income includes
          $5,669 and $7,145 for the 2002 and 2001 second quarters,  respectively, of tenant deposits into FF&E reserve escrow accounts owned by us, which are subtracted from net income in determining CAD because these amounts are not available to us for  distributions to shareholders.  The FF&E Reserves amounts shown here also include  $1,054 and $136 for the 2002 and 2001 periods,  respectively,  of our hotel operating revenues,  which we have escrowed for routine capital improvements for the hotels operated by Marriott  under a long-term  management  agreement.  Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests  in the escrow  accounts  and in property  purchased  with  funding  from those  accounts.
          Deposits into FF&E reserve  accounts owned by our tenants during the 2002 and 2001 periods,  totaled
          $3,959 and $3,967,  respectively,  and are not removed  here  because  they are not  included in our income.

CAD for the 2002 second quarter was $52,912, a 12.4% increase over CAD of $47,094 for the 2001 second quarter. This increase was due primarily to the full quarter impact of our 2001 acquisition of six hotels subsequent to April 1, 2001, the impact of our acquisition of 21 hotels during the 2002 second quarter offset by increases in interest and general and administrative expenses, a decrease in interest income as discussed above and a decrease in deferred percentage rents.

Six Months Ended June 30, 2002 versus 2001

Total revenues for the first six months of 2002 were $170,049, a 24.7% increase over revenues of $136,312 for the first six months of 2001. This increase is primarily due to our management arrangement with Marriott discussed above, which requires our recognition of total hotel sales for 16 of our hotels during the 2002 period as hotel operating revenue. Additionally, rental income in the first six months of 2002 increased to $120,429 from $119,516 during the 2001 first half, as a result of our acquisition of 25 hotels since January 1, 2001, the majority of which was offset by rental income recognized in the 2001 period for hotels which subsequently began to be leased to our taxable REIT subsidiary. FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total hotel sales at our properties. The FF&E reserve income for the first half of 2002 was $10,935, a 19.3% decrease from FF&E reserve income of $13,554 for the 2001 period. This decrease is due primarily to the commencement of our management arrangement with Marriott which requires us to fund the reserves from our hotel operating revenues and reduced levels of hotel sales. Interest income for the 2002 period was $236, a 48.6% decrease from interest income of $459 for the 2001 period. This decrease was due to a lower average cash balance and a lower average interest rate during the 2002 period.

Total expenses for the first six months of 2002 were $101,228, a 35.3% increase over total expenses of $74,796 for the 2001 period. The increase is due primarily to our recognition of hotel operating expenses, as discussed above, as well as increases in operating expenses related to our additional investments in hotel properties in 2001 and 2002. We began leasing 10 hotels to one of our 100% owned subsidiaries on June 15, 2001, and an additional six hotels on September 7, 2001. Operating expenses realized from the hotels under this agreement were $24,398 during the first six months of 2002 and $1,855 during the partial 2001 period.

                          HOSPITALITY PROPERTIES TRUST

Interest expense for the first half of 2002 was $21,113, a 2.0% increase over interest expense of $20,706 for the 2001 first half. The increase was primarily due to higher average borrowings offset to some extent by a lower weighted average interest rate during the 2002 period. Depreciation and amortization expense for the first six months of 2002 was $47,920, a 7.4% increase over depreciation and amortization expense of $44,629 for the 2001 period. This increase was due principally to the impact of the depreciation of 29 hotels acquired subsequent to January 1, 2001, and the impact of the purchase of depreciable assets with funds from FF&E reserve restricted cash accounts owned by us during 2001 and 2002. General and administrative expense for the 2002 first half was $7,797, a 2.5% increase from general and administrative expense of $7,606 in the 2001 first half. This increase is due principally to the impact of additional hotel investments during 2001 and 2002, offset to some extent by previously unanticipated reimbursement of amounts expensed in a prior period related to a potential acquisition during the first half of 2002.

Net income for the first half of 2002 was $68,821, an 11.9% increase over net income of $61,516 for the 2001 period. The increase was primarily due to increased rental income from new investments and net revenues over expenses from hotels operated under our management arrangement with Marriott, partially offset by decreases in FF&E reserve and interest income and increases in interest, depreciation and general and administrative expenses.

Net income available for common shareholders for the 2002 first half was $65,258, or $1.04 per share, a 12.6% increase, or 1.0% on a per share basis, over net income available for common shareholders of $57,953, or $1.03 per share, for the 2001 first half. This increase resulted from the investment and operating activity discussed above. The per share amount was affected by our issuance of 6,000,000 common shares in August 2001.

Cash Available for Distribution, or CAD, for the first six months of 2002 and 2001 is derived as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------
        Net income available for common shareholders                        $ 65,258              $ 57,953

        Add:      Depreciation and amortization                               47,920                44,629
                  Deferred percentage rents                                    1,306                 2,983
                  Non-cash  expenses,  primarily  amortization of
                  deferred financing costs as interest                         2,084                 1,896

        Less:     FF&E Reserves (1)                                           12,932                13,690
                                                                        ---------------       ---------------
        Cash Available for Distribution                                     $103,636              $ 93,771
                                                                        ===============       ===============

     (1)  All of our leases require that our tenants make periodic  payments into FF&E reserve escrow accounts for the purpose of funding  expected  capital  expenditures  at our hotels.  Our net income includes
          $10,935 and $13,554 for the first half of 2002 and 2001, respectively,  of tenant deposits into FF&E reserve escrow accounts owned by us, which are subtracted from net income in determining CAD because these amounts are not available to us for  distributions to shareholders.  The FF&E Reserves amounts shown here also include  $1,997 and $136 for the 2002 and 2001  periods,  respectively  of our hotel operating revenues,  which we have escrowed for routine capital improvements for the hotels operated by Marriott  under a long-term  management  agreement.  Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests  in the escrow  accounts  and in property  purchased  with  funding  from those  accounts.
          Deposits into FF&E reserve  accounts owned by our tenants during the 2002 and 2001 periods,  totaled
          $7,398 and $7,826,  respectively,  and are not removed  here  because  they are not  included in our income.

CAD for the 2002 first half was $103,636, a 10.5% increase over CAD of $93,771 for the 2001 period. This increase was due primarily to the full impact of our acquisition of eight hotels during 2001, the partial impact of our acquisition of 21 hotels during the 2002 second quarter offset by increases in interest and general and administrative expenses, a decrease in interest income as discussed above and a decrease in deferred percentage rents.

                          HOSPITALITY PROPERTIES TRUST

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Tenants and Operators

All of our hotels are leased to or operated by third parties; we do not operate hotels. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. These third parties derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due us generally from hotel operating revenues. As of June 30, 2002, obligations to us by our tenants and managers of 58.2% of our total investments, at cost, are guaranteed by the parent companies of our tenants and managers. These parent company guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments are not in excess of amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels.

We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E Reserve contributions, divided by the aggregate minimum payments to us. Coverage for our hotels is presented in the table on pages 17 and 18. Eight of nine of our hotel pools, representing 227 hotels, generated coverage of at least 1.0x during 2001, and five hotel pools, representing 120 hotels generated coverage of at least 1.0x during their first two fiscal quarters of 2002. If a hotel pool does not generate coverage of at least 1.0x, our tenant or operator must supplement hotel operating results to make the minimum payments due us to prevent default under the agreements. In addition, 153 hotels we own in five pools are operated under leases or management agreements which are guaranteed by the parent companies of our tenant or operator. More detail regarding coverage, guarantees and other security features is presented in the table on pages 17 and 18. As of June 30, 2002, all payments due us, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2002, are current and none of our tenants or managers have indicated a need for relief of their obligations. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations.

We lease 16 hotels to our taxable REIT subsidiary, which are operated by Marriott in combination with an additional 19 hotels which are leased to a subsidiary of Marriott. For any of these 35 hotels, funding for hotel operating expenses, rents and returns to us, may be provided by a combination of hotel operating revenues from all other hotels in the combination, payments from Marriott International under its guarantee obligation, or voluntary payments by affiliates of Marriott. During the first half of 2002, the 16 hotels leased to our taxable REIT subsidiary did not generate hotel operating revenues in excess of hotel operating expenses including expenses allocated by Marriott and allocated minimum returns to us by approximately $2,315. This amount is reflected as a reduction to hotel operating expenses for the 2002 first half.

Our Operating Liquidity and Resources

Our principal sources of funding for current expenses and for distributions to shareholders is provided by our operations, primarily rents derived from leasing and the excess of hotel operating revenues over hotel operating expenses of our hotels leased to our taxable REIT subsidiary and operated by Marriott. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents or returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

Various percentages of total sales at all of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves, as discussed above. As of June 30, 2002, there was approximately $62,458 on deposit in these escrow accounts of which $45,873 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $16,585 is held in accounts owned by our tenants and is not reflected on our balance sheet. During the first six months of 2002, $20,330 was deposited into these accounts and $11,740 was spent to renovate and refurbish our properties.

                          HOSPITALITY PROPERTIES TRUST

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. The credit facility in effect at the beginning of 2002 expired in March 2002. Our new facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The new facility permits borrowing up to $350,000 and includes a feature under which the maximum draw could expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility are payable at a spread above LIBOR.

At June 30, 2002, we had $487 of cash and cash equivalents and $98,000 outstanding on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future hotel acquisitions.

On July 8, 2002, we issued $125,000 of 6.85% senior notes due July 2012. A portion of the net proceeds of $124,106 from this offering was used to repay the then outstanding balance of our revolving credit facility.

On July 18, 2002, we redeemed at par $115,000 of 8.25% senior notes, due November 2005, using cash on hand and borrowings under our revolving credit facility. As of August 8, 2002, we have $62,000 outstanding on our revolving credit facility and $288,000 available to fund our investment and financing activities.

We have no debt which matures in the next twelve months and no principal or sinking-fund payments in the next twelve months. After giving effect to the issuance and redemption of senior notes in July 2002, our debts (besides those incurred under our credit facility) had maturities as follows: $150,000 in 2008; $150,000 in 2009; $50,000 in 2010; and $125,000 in 2012. None of these debt obligations require principal or sinking-fund payments prior to their maturity date.

To the extent we borrow on our credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short-term and long-term may include incurring additional long-term debt and issuing new equity securities. On March 8, 2002, we filed a shelf registration statement for issuance of securities having an aggregate initial value of $2,800,000; the Securities and Exchange Commission, or SEC, declared this registration effective on March 20, 2002. As of August 8, 2002, we had $2,675,000 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for any such securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

Our total assets as of June 30, 2002, were $2,433,923, an increase of 3.4% from $2,354,964 as of December 31, 2001. The increase resulted primarily the acquisition of 21 hotels in 2002, offset to some extent by depreciation expense accrued, lower cash balances and distributions paid to shareholders during the six months ended June 30, 2002.

A common share distribution of $0.71 per common share declared with respect to the first quarter 2002 results was paid in May 2002. A distribution of $0.59375 per preferred share for second quarter 2002 was paid in June 2002. A common share distribution of $0.72 per common share declared with respect to second quarter 2002 results will be paid to shareholders in August 2002.

Debt Covenants

Our debt obligations at June 30, 2002, were limited to our revolving credit facility and our $465,000 of public debt. Each issue of our public debt is governed by an indenture. The indenture and its supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. At June 30, 2002, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility.

                          HOSPITALITY PROPERTIES TRUST

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any of our other debts of $20,000 or more. Similarly, a default on our public indenture or any of its supplements would constitute a default under our credit agreement.

As of June 30, 2002, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of June 30, 2002, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

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

Property Leases and Operating Agreements

As of June 30, 2002, we owned 251 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of: Marriott, Host, Barcelo-Crestline, Wyndham International, Inc. ("Wyndham"), BRE/Homestead Village ("BRE/Homestead"), Candlewood Hotel Company, Inc. ("Candlewood") and Prime Hospitality Corp. ("Prime").

The tables on the following pages summarize the key terms of our leases and other operating agreements as of June 30, 2002:

                          HOSPITALITY PROPERTIES TRUST

------------------------------ -------------------- --------------------- -------------------- -------------------- ----------------
                                                                               Marriott(R)/     Residence Inn by
                                  Courtyard by        Residence Inn by      Residence Inn by      Marriott(R)/        Wyndham(R)/
Hotel Brand                        Marriott(R)           Marriott(R)           Marriott(R)/       Courtyard by          Wyndham
                                                                               Courtyard by       Marriott(R)/         Garden(R)
                                                                               Marriott(R)/     TownePlace Suites
                                                                            TownePlace Suites    by Marriott(R)/
                                                                             by Marriott(R)/    SpringHill Suites
                                                                            SpringHill Suites    by Marriott(R)
                                                                            by Marriott(R)(1)
------------------------------ -------------------- --------------------- -------------------- -------------------- ----------------
Number of Hotels                       53                    18                    35                  19                 12

Number of Rooms                       7,610                2,178                  5,382               2,756              2,321

Number of States                       24                    14                    15                  14                  8

Tenant                         Subsidiary of Host    Subsidiary of Host       Subsidiary of       Subsidiary of      Subsidiary of
                                  Subleased to          Subleased to       Marriott/Subsidiary  Barcelo-Crestline       Wyndham
                                  Subsidiary of        Subsidiary of         of Hospitality
                                Barcelo-Crestline    Barcelo-Crestline      Properties Trust

Manager                           Subsidiary of        Subsidiary of          Subsidiary of       Subsidiary of      Subsidiary of
                                    Marriott              Marriott              Marriott            Marriott            Wyndham

Investment at
June 30, 2002 (000s) (2)            $513,904              $178,565              $453,954            $274,222           $182,570

Security Deposit (000s) (3)          $50,540              $17,220                $36,204             $28,508            $18,325

End of Initial Term                   2012                  2010                  2019                2015               2014

Renewal Options (4)                  3 for 12         1 for 10 years,           2 for 15            2 for 10           4 for 12
                                    years each      2 for 15 years each        years each          years each         years each

Current Annual Minimum
Rent/Return (000s)                   $51,390              $17,832                $48,288             $28,508            $18,325

Percentage Rent/Return (5)            5.0%                  7.5%                  7.0%                7.0%               8.0%

Rent/Return Coverage (6) (7):
   Year ended 12/31/01                1.7x                  1.4x                  1.1x                1.0x               1.0x
   Twelve months ended 6/30/02        1.5x                  1.2x                  1.0x                0.9x               0.8x
   Six months ended 6/30/02           1.5x                  1.1x                  0.9x                1.0x               1.0x
   Three months ended 6/30/02         1.6x                  1.2x                  1.0x                1.0x               0.8x

Other Security Features        HPT controlled       HPT controlled        Limited guarantee    Limited guarantees   Wyndham parent
                               lockbox with minimum lockbox with minimum  provided by          provided by          minimum net
                               balance maintenance  balance maintenance   Marriott.            Barcelo-Crestline    worth
                               requirement;         requirement;                               and Marriott.        requirement.
                               subtenant and        subtenant and
                               subtenant parent     subtenant parent
                               minimum net worth    minimum net worth
                               requirement.         requirement.
------------------------------ -------------------- --------------------- -------------------- -------------------- ----------------

(1)  At June 30, 2002,  19 of the 35 hotels in this  combination  were leased to and  operated by  subsidiaries  of Marriott.  The remaining 16 hotels were operated by subsidiaries of Marriott under a management  contract with our  wholly-owned  subsidiary tenant.  Marriott's  obligations  under the lease and the  management  contract are subject to  cross-default  provisions and
     Marriott has provided us with a limited  guarantee of its lease and management  obligations,  including the obligation to pay minimum rents and returns to us.

(2)  Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(3)  Excludes other deposits  totaling  approximately  $16.5 million at June 30, 2002,  retained by us to secure various guarantee obligations to us.

(4)  Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within a pool.

(5)  Each lease or management contract provides for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)  Coverage represents total hotel sales minus all hotel operating expenses which are not subordinated to minimum payments to us and required FF&E reserve contributions, divided by the aggregate minimum payments to us.

(7)  Represents data for the year ended December 28, 2001, and the 52, 24, and 12 weeks ended June 14, 2002,  respectively for the hotel pools managed by Marriott.

                          HOSPITALITY PROPERTIES TRUST

------------------------------ ------------------- --------------------- -------------------- -------------------- -----------------
                                  Summerfield                                                                          Total /
                                   Suites by                                 Candlewood            Homestead           Range /
Hotel Brand                        Wyndham(R)          AmeriSuites(R)         Suites(R)         Studio Suites(R)       Average
------------------------------ ------------------- --------------------- -------------------- -------------------- -----------------
Number of Hotels                       15                   24                   57                   18                 251

Number of Rooms                      1,822                2,929                 6,887                2,399              34,284

Number of States                       8                    13                   27                    5                  37

Tenant                           Subsidiary of        Subsidiary of         Subsidiary of        Subsidiary of
                                    Wyndham               Prime              Candlewood          BRE/Homestead

Manager                          Subsidiary of        Subsidiary of         Subsidiary of        Subsidiary of
                                    Wyndham               Prime              Candlewood          BRE/Homestead

Investment at
June 30, 2002 (000s) (1)            $240,000             $243,350             $434,750             $145,000           $2,666,315

Security Deposit (000s) (2)         $15,000              $25,575               $47,297              $15,960            $254,629

End of Initial Term                   2017                 2013                 2018                 2015             2010-2019
                                                                                                                      (weighted
                                                                                                                      average by
                                                                                                                     investment,
                                                                                                                     13.6 years)

Renewal Options (3)                 4 for 12             3 for 15             3 for 15             2 for 15
                                   years each           years each           years each           years each

Current Annual Minimum
Rent/Return (000s)                  $25,000              $25,575               $45,507              $15,960            $276,385

Percentage Rent/Return (4)            7.5%                 8.0%                 10.0%                10.0%              5%-10%

Rent/Return Coverage (5):
   Year ended 12/31/01                1.1x                 0.6x                 1.1x                 1.1x             0.6x-1.7x
   Twelve months ended 6/30/02        0.8x                 0.5x                 0.9x                 1.0x             0.5x-1.5x
   Six months ended 6/30/02           0.7x                 0.6x                 0.9x                 1.1x             0.6x-1.5x
   Three months ended 6/30/02         0.8x                 0.7x                 1.0x                 1.1x             0.7x-1.6x


Other Security Features        Wyndham parent      Prime guarantee,      Candlewood parent    BRE/Homestead
                               minimum net worth   secured by $16.5      guarantee and        parent guarantee
                               requirement.        million cash          minimum net worth    and minimum net
                                                   deposit.              requirement.         worth requirement.

------------------------------ ------------------- --------------------- -------------------- -------------------- -----------------

(1) Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(2) Excludes other deposits totaling approximately $16.5 million at June 30, 2002, retained by us to secure various guarantee obligations to us.

(3) Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within a pool.

(4) Each lease or management contract provides for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(5) Coverage represents total hotel sales minus all hotel operating expenses which are not subordinated to minimum payments to us and required FF&E reserve contributions, divided by the aggregate minimum payments to us.

                          HOSPITALITY PROPERTIES TRUST

The following tables summarize the operating statistics, including occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, reported to us by our third party tenants and managers by brand for the periods indicated for the 247 hotels we own which were open for at least one full year as of January 1, 2002:

OCCUPANCY                                                       Second Quarter (1)                  Year to Date (2)
---------                                                 -------------------------------    -------------------------------
                                     No. of    No. of
Brand                                Hotels     Rooms       2002       2001     Change         2002       2001     Change
-----                                ------     -----       ----       ----     ------         ----       ----     ------
Courtyard by Marriott(R)                71     10,280       72.4%      75.7%     -4.4%         68.5%      74.5%     -8.1%
Residence Inn by Marriott(R)            36      4,543       79.0%      80.5%     -1.9%         75.8%      79.3%     -4.4%
Marriott Hotels Resorts & Suites(R)      3      1,356       80.4%      79.3%     +1.4%         76.8%      76.5%     +0.4%
TownePlace Suites by Marriott(R) and
   SpringHill Suites by Marriott(R)     14      1,595       72.1%      73.0%     -1.2%         69.6%      69.1%     +0.7%
Wyndham(R)and Wyndham Garden(R)         12      2,321       73.1%      71.4%     +2.4%         71.5%      71.1%     +0.6%
Summerfield Suites by Wyndham(R)        15      1,822       81.5%      80.3%     +1.5%         77.5%      79.2%     -2.1%
AmeriSuites(R)                          21      2,556       66.6%      67.5%     -1.3%         64.6%      63.6%     +1.6%
Candlewood Suites(R)                    57      6,887       79.7%      75.9%     +5.0%         76.5%      74.5%     +2.7%
Homestead Studio Suites(R)              18      2,399       80.0%      79.5%     +0.6%         76.9%      78.7%     -2.3%
                                    -------- ---------    -------------------------------    -------------------------------
Total/Average                          247     33,759       75.8%      76.0%     -0.3%         72.6%      74.4%     -2.4%

ADR                                                             Second Quarter (1)                  Year to Date (2)
---                                                       -------------------------------    -------------------------------
                                     No. of    No. of
Brand                                Hotels     Rooms       2002       2001     Change         2002       2001     Change
-----                                ------     -----       ----       ----     ------         ----       ----     ------
Courtyard by Marriott(R)                 71    10,280       $96.65    $104.49    -7.5%          $97.35    $104.21   -6.6%
Residence Inn by Marriott(R)             36     4,543       $96.06    $105.41    -8.9%          $96.42    $104.84   -8.0%
Marriott Hotels Resorts & Suites(R)       3     1,356      $117.58    $120.84    -2.7%         $117.77    $122.36   -3.8%
TownePlace Suites by Marriott(R) and
   SpringHill Suites by Marriott(R)      14     1,595       $62.12     $68.71    -9.6%          $61.01     $67.94  -10.2%
Wyndham(R)and Wyndham Garden(R)          12     2,321       $79.60     $91.60   -13.1%          $85.73     $98.12  -12.6%
Summerfield Suites by Wyndham(R)         15     1,822      $105.12    $124.99   -15.9%         $106.14    $128.16  -17.2%
AmeriSuites(R)                           21     2,556       $69.49     $73.28    -5.2%          $69.81     $75.62   -7.7%
Candlewood Suites(R)                     57     6,887       $52.32     $58.56   -10.7%          $53.06     $58.87   -9.9%
Homestead Studio Suites(R)               18     2,399       $47.91     $53.64   -10.7%          $49.05     $55.10  -11.0%
                                    -------- ---------    -------------------------------    -------------------------------
Total/Average                           247    33,759       $79.70     $88.21    -9.6%          $80.60     $89.13   -9.6%

RevPAR                                                          Second Quarter (1)                  Year to Date (2)
------                                                    -------------------------------    -------------------------------
                                     No. of    No. of
Brand                                Hotels     Rooms       2002       2001     Change         2002       2001     Change
-----                                ------     -----       ----       ----     ------         ----       ----     ------
Courtyard by Marriott(R)                 71    10,280       $69.97     $79.10   -11.5%         $66.68     $77.64   -14.1%
Residence Inn by Marriott(R)             36     4,543       $75.89     $84.86   -10.6%         $73.09     $83.14   -12.1%
Marriott Hotels Resorts & Suites(R)       3     1,356       $94.53     $95.83    -1.4%         $90.45     $93.61    -3.4%
TownePlace Suites by Marriott(R) and
   SpringHill Suites by Marriott(R)      14     1,595       $44.79     $50.16   -10.7%         $42.46     $46.95    -9.6%
Wyndham(R)and Wyndham Garden(R)          12     2,321       $58.19     $65.40   -11.0%         $61.30     $69.76   -12.1%
Summerfield Suites by Wyndham(R)         15     1,822       $85.67    $100.37   -14.6%         $82.26    $101.50   -19.0%
AmeriSuites(R)                           21     2,556       $46.28     $49.46    -6.4%         $45.10     $48.09    -6.2%
Candlewood Suites(R)                     57     6,887       $41.70     $44.45    -6.2%         $40.59     $43.86    -7.5%
Homestead Studio Suites(R)               18     2,399       $38.33     $42.64   -10.1%         $37.72     $43.36   -13.0%
                                    -------- ---------    -------------------------------    -------------------------------
Total/Average                           247    33,759       $60.41     $67.04    -9.9%         $58.52     $66.31   -11.7%

(1) Includes data for the three months ended June 30, 2002, except for our Courtyard by Marriott(R), Residence by Marriott(R), Marriott Hotels Resorts and Suites(R), TownePlace Suites by Marriott(R), and SpringHill Suites by Marriott(R) brands, which include data for the 12 weeks ended June 14, 2002 and June 15, 2001.

(2) Includes data for the six months ended June 30, 2002, except for our Courtyard by Marriott(R), Residence by Marriott(R), Marriott Hotels Resorts and Suites(R), TownePlace Suites by Marriott(R), and SpringHill Suites by Marriott(R) brands, which include data for the 24 weeks ended June 14, 2002 and June 15, 2001.

                          HOSPITALITY PROPERTIES TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2001. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future. In July 2002 we issued $125,000 of 6.85% senior notes due 2012 and prepaid $115,000 of 8.25% senior notes due 2005. Including the impact of these two transactions, at August 8, 2002, our outstanding debt included four issues of fixed rate, senior unsecured notes as follows:

                           Interest Rate                                                           Total Interest
Principal Balance            Per Year            Maturity          Interest Payments Due          Expense Per Year
-----------------            --------            --------          ---------------------          ----------------
 $150,000                      7.00%               2008                Semi-Annually                  $10,500
  150,000                      8.50%               2009                   Monthly                      12,750
   50,000                     9.125%               2010                Semi-Annually                    4,563
  125,000                      6.85%               2012                Semi-Annually                    8,563
 --------                                                                                             -------
 $475,000                                                                                             $36,376
 ========                                                                                             =======

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes are refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by $3,638. Changes in interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. A hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations in the table above by $12,611.

Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. Our $150,000 of 8.5% notes due 2009 are callable by us at par any time after December 15, 2002. In other cases we are allowed to make prepayments only at a premium to face value that is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our line of credit bears interest at floating rates and matures in 2005. As of June 30, 2002, we had $98,000 outstanding and $252,000 available for drawing under our revolving credit facility. Our revolving credit facility is available for acquisitions and general business purposes. Repayments under our revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations but would affect the interest which we must pay on this debt. The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt currently outstanding:

                                    Interest          Debt         Annualized Interest     Impact of
Circumstance                           Rate        Outstanding           Expense             Change
------------                           ----        -----------           -------             ------
Conditions at June 30, 2002            3.2%          $98,000              $3,136               --
A 10% increase                         3.5%          $98,000              $3,430              $294
A 10% decrease                         2.9%          $98,000              $2,842             ($294)

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

                          HOSPITALITY PROPERTIES TRUST


                            CERTAIN IMPORTANT FACTORS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO THE DECLARATION, TIMING OR PAYMENT OF DISTRIBUTIONS, INTEREST RATE RISK MANAGEMENT, EXISTING AND FUTURE INVESTMENTS, THE EFFECTIVENESS OF SECURITY PROVISIONS IN OUR LEASES AND MANAGEMENT CONTRACTS, AVAILABILITY OF CAPITAL TO FINANCE INVESTMENTS, THE IMPACT OF SEASONALITY, THE IMPACT OF REDUCED TRAVEL ON US AND OUR TENANTS AND OTHER MATTERS. READERS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE WITHOUT
LIMITATION HOTEL ROOM DEMAND, TERRORIST ACTS, CHANGES IN FINANCING TERMS, OUR ABILITY OR INABILITY TO COMPLETE ACQUISITIONS AND FINANCING TRANSACTIONS AND GENERAL CHANGES IN ECONOMIC CONDITIONS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.



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

                          HOSPITALITY PROPERTIES TRUST

PART II           Other Information

Item 2.  Changes in Securities

         On June 28, 2002, we granted 8,850 common shares pursuant to our Incentive Share Award Plan to our officers and employees of our advisor, REIT Management & Research LLC valued at $36.50 per common share, the closing price of the common shares on the New York Stock Exchange on June 28, 2002. The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

         At our regular annual meeting of shareholders held on May 7, 2002, John
         L. Harrington and Barry M. Portnoy were re-elected as trustees (57,300,334 and 57,271,414 shares voted in favor of, and 404,101 and 433,021 shares withheld from voting for the re-election of Messrs. Harrington and Portnoy, respectively). The current terms of Messrs. Harrington and Portnoy expire in 2005. William J. Sheehan, Gerard M. Martin and Arthur G. Koumantzelis continue to serve as trustees with current terms expiring in 2003, 2003 and 2004, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         4.1 Supplemental Indenture No. 6, dated as of July 8, 2002, by and between the Company and State Street Bank and Trust Company, relating to the Company's 6.85% Senior Notes due 2012, including form thereof.

         10.1     Second Amended and Restated Lease  Agreement dated as of April
                  12,  2002,  by  and  between  HPT  CW  Properties   Trust  and
                  Candlewood Leasing No. 1, Inc.

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         On July 1, 2002, we filed a current Report on Form 8-K, reporting our appointment of Ernst & Young LLP as our independent auditor (Item 4) and our sale of $125 million of 6.85% Senior Notes due 2012 (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 HOSPITALITY PROPERTIES TRUST


                                 /s/John G. Murray
                                       John G. Murray
                                       President and Chief Operating Officer
                                       Dated:  August 9, 2002



                                 /s/Thomas M. O'Brien
                                       Thomas M. O'Brien
                                       Treasurer and Chief Financial Officer
                                       Dated:  August 9, 2002