Form 10-Q
period 2002-09-30
HOSPITALITY PROPERTIES TRUST
filed 2002-11-05
CIK 945394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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



                                  617-964-8389


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
      1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer
         (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


                                                           Shares outstanding
            Class                                          at November 1, 2002
---------------------------------------                    -------------------
Common shares of beneficial
  interest, $0.01 par value per share                      62,547,348

                          HOSPITALITY PROPERTIES TRUST

                                    FORM 10-Q

                               September 30, 2002


                                      INDEX

      PART I         Financial Information (Unaudited)                                                Page

                     Item 1.  Financial Statements

                         Condensed Consolidated Balance Sheet - September 30, 2002 and
                           December 31, 2001..................................................         3

                         Consolidated Statement of Income - Three and Nine Months Ended
                           September 30, 2002 and 2001........................................         4

                         Condensed Consolidated Statement of Cash Flows - Nine Months
                           Ended September 30, 2002 and 2001..................................         5

                         Notes to Condensed Consolidated Financial Statements.................         6

                     Item 2.

                         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..............................................         10

                     Item 3.

                         Quantitative and Qualitative Disclosures About Market Risk...........         20

                     Item 4.

                         Controls and Procedures..............................................         20

                     Certain Important Factors................................................         21

      PART II        Other Information

                     Item 6.

                         Exhibits and Reports on Form 8-K.....................................         22

                     Signatures...............................................................         23

                     Certifications...........................................................         24

PART I            Financial Information

Item 1.  Financial Statements

                                           HOSPITALITY PROPERTIES TRUST

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands, except share and per share amounts)


                                                                        September 30,            December 31,
                                                                            2002                     2001
                                                                       ----------------         ---------------
                                                                         (unaudited)              (audited)

ASSETS

Real estate properties, at cost.................................       $    2,783,021           $   2,629,153
Accumulated depreciation........................................             (431,578)               (363,329)
                                                                       ----------------         ---------------
                                                                            2,351,443               2,265,824

Cash and cash equivalents.......................................                  503                  38,962
Restricted cash (FF&E reserve)..................................               49,267                  39,913
Other assets, net...............................................               14,050                  10,265
                                                                       ----------------         ---------------
                                                                       $    2,415,263           $   2,354,964
                                                                       ================         ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Revolving credit facility.......................................       $       83,000           $          --
Senior notes, net of discount...................................              473,934                 464,781
Security and other deposits.....................................              271,129                 263,983
Other liabilities...............................................               17,407                  21,681
                                                                       ----------------         ---------------
                                                                              845,470                 750,445
                                                                       ----------------         ---------------

Shareholders' equity:
    Series A preferred shares, 9.5% cumulative redeemable
      at $25/share, no par value; 3,000,000 shares issued and
      outstanding...............................................               72,207                  72,207
    Common shares of beneficial interest,  $0.01 par value,
      62,547,348 and 62,515,940 issued and outstanding, respectively
                                                                                  625                     625
    Additional paid-in capital..................................            1,668,230               1,667,256
    Cumulative net income.......................................              677,129                 573,663
    Cumulative preferred distributions..........................              (24,700)                (19,356)
    Cumulative common distributions.............................             (823,698)               (689,876)
                                                                       ----------------         ---------------
      Total shareholders' equity................................            1,569,793               1,604,519
                                                                       ----------------         ---------------
                                                                       $    2,415,263           $   2,354,964
                                                                       ================         ===============







   The accompanying notes are an integral part of these financial statements.

                                           HOSPITALITY PROPERTIES TRUST

                                         CONSOLIDATED STATEMENT OF INCOME
                                (in thousands, except per share amounts, unaudited)


                                                        Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                 ---------------------------------    ----------------------------------
                                                      2002              2001              2002                2001
                                                 --------------    ---------------    --------------     ---------------

Revenues:
   Rental income...........................        $  62,544         $  58,979         $  182,973         $  178,495
   Hotel operating revenues.................          21,469            17,861             59,918             20,644
   FF&E reserve income.....................            5,773             6,126             16,708             19,680
   Interest income.........................               35               222                271                681
                                                 --------------    ---------------    --------------     ---------------
       Total revenues......................           89,821            83,188            259,870            219,500
                                                 --------------    ---------------    --------------     ---------------

Expenses:
   Hotel operating expenses................           14,207            12,074             38,605             13,929
   Interest (including amortization of
     deferred financing costs of $683,
     $605, $2,006, and $1,812,
     respectively).........................           10,892            10,542             32,005             31,248
   Depreciation and amortization...........           24,258            23,396             72,178             68,025
   General and administrative..............            4,219             3,902             12,016             11,508
                                                 --------------    ---------------    --------------     ---------------
       Total expenses......................           53,576            49,914            154,804            124,710
                                                 --------------    ---------------    --------------     ---------------

Net income before extraordinary item.......           36,245            33,274            105,066             94,790
   Extraordinary item - loss on early
     extinguishment of debt................           (1,600)               --             (1,600)                --
                                                 --------------    ---------------    --------------     ---------------
Net income.................................           34,645            33,274            103,466             94,790
Preferred distributions....................           (1,781)           (1,781)            (5,344)            (5,344)
                                                                                      --------------     ---------------
                                                 --------------    ---------------
Net income available for common
  shareholders.............................        $  32,864         $  31,493         $   98,122         $   89,446
                                                 ==============    ===============    ==============     ===============

Weighted average common shares outstanding.
                                                      62,547            60,344             62,535             57,796
                                                 ==============    ===============    ==============     ===============


Basic and diluted earnings per common
  share:
  Net income available for common
       shareholders before extraordinary
       item................................        $    0.55         $    0.52            $  1.59            $  1.55
  Extraordinary item - loss on early
       extinguishment of debt..............            (0.02)               --              (0.02)                --
                                                 --------------    ---------------    --------------     ---------------
  Net income available for common
       shareholders........................        $    0.53         $    0.52            $  1.57            $  1.55
                                                 ==============    ===============    ==============     ===============





   The accompanying notes are an integral part of these financial statements.

                                           HOSPITALITY PROPERTIES TRUST

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (in thousands, unaudited)



                                                                                       Nine Months Ended September 30,
                                                                                   ----------------------------------------
                                                                                         2002                  2001
                                                                                   ------------------    ------------------

Cash flows from operating activities:
   Net income............................................................              $    103,466          $     94,790
   Adjustments to reconcile net income to cash provided by operating activities:
       Extraordinary item - loss on early extinguishment of debt.........                     1,600                    --
       Depreciation and amortization.....................................                    72,178                68,025
       Amortization of deferred financing costs as interest..............                     2,006                 1,812
       FF&E reserve income and deposits..................................                   (19,816)              (20,698)
       Deferred percentage rent..........................................                     1,897                 3,413
       Net change in assets and liabilities..............................                    (6,564)                  689
                                                                                   ------------------    ------------------
           Cash provided by operating activities.........................                   154,767               148,031
                                                                                   ------------------    ------------------

Cash flows from investing activities:
   Real estate acquisitions..............................................                  (147,335)             (188,652)
   Increase in security and other deposits...............................                     7,146                 6,606
                                                                                   ------------------    ------------------
           Cash used in investing activities.............................                  (140,189)             (182,046)
                                                                                   ------------------    ------------------

Cash flows from financing activities:
Proceeds of issuance of common shares, net................................                       --               159,310
Proceeds of issuance of senior notes......................................                  124,106                    --
Repayment of senior notes.................................................                 (115,000)                   --
Distributions to common shareholders......................................                 (133,822)             (119,205)
Distributions to preferred shareholders...................................                   (5,344)               (5,344)
Draws on revolving credit facility........................................                  250,000               150,000
Repayment of revolving credit facility....................................                 (167,000)             (150,000)
Deferred finance costs incurred...........................................                   (5,977)                 (401)
                                                                                   ------------------    ------------------
           Cash (used in) provided by financing activities................                  (53,037)               34,360
                                                                                   ------------------    ------------------

(Decrease)/increase in cash and cash equivalents..........................                  (38,459)                  345
Cash and cash equivalents at beginning of period..........................                   38,962                24,601
                                                                                   ------------------    ------------------
Cash and cash equivalents at end of period................................             $        503          $     24,946
                                                                                   ==================    ==================

Supplemental cash flow information:
       Cash paid for interest.............................................             $     32,116          $     33,229
Non-cash investing and financing activities:
       Property managers' deposits in FF&E reserve........................                   18,935                19,122
       Purchases of fixed assets with FF&E reserve........................                  (10,462)              (10,933)
       Real estate acquired in an exchange................................                  (28,914)                   --
       Real estate disposed of in an exchange.............................                   28,914                    --





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

Note 2.  Shareholders' Equity

On August 22, 2002, we paid a $0.72 per share distribution to our common shareholders for the quarter ended June 30, 2002. On October 1, 2002, we declared a distribution of $0.72 per share to be paid to common shareholders of record on October 25, 2002. This distribution will be paid on or about November 21, 2002.

On September 30, 2002, we paid a $0.59375 per share distribution to our preferred shareholders.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

On July 8, 2002, we issued $125,000 of 6.85% senior notes, due July 2012. A portion of the net proceeds of $124,106 were used to repay the then outstanding balance of our revolving credit facility.

On July 18, 2002, we prepaid our $115,000 of 8.25% senior notes due November 2005. These notes were prepaid at par with cash on hand and borrowing on our revolving credit facility. In connection with this early repayment, we recognized an extraordinary loss on early extinguishment of debt of $1,600 in the 2002 third quarter related to the write-off of unamortized deferred financing costs.

Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. This facility permits borrowing up to $350,000 and includes a feature under which the maximum draw may expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.

Note 4.  Real Estate Properties

In April 2002, we purchased 21 hotels for $145,000. These 21 hotels and 36 Candlewood Suites hotels we already owned, are leased to a subsidiary of Candlewood Hotel Company, Inc. through the end of 2018.

During the nine months ended September 30, 2002, we funded improvements at certain hotels for $2,351, which led to an increase in the annual minimum rent due to us.

During the first half of 2002, we exchanged three of our hotels with one of our tenants for three different hotels at no cost to us. No gain or loss was recognized on these non-monetary exchanges.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)

Note 5.  New Accounting Pronouncement

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as a extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. We will be required to implement FAS 145 on January 1, 2003. Upon implementation, we will reclassify all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.

Note 6.  Significant Tenant

At September 30, 2002, HMH HPT Courtyard LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation ("Host"), is the lessee of 53 Courtyard by Marriott(R) properties which we own and which represent 19% (20% at December 31, 2001) of our investments, at cost. The results of operations for the thirty-six weeks ended September 6, 2002 and September 7, 2001, and summarized balance sheet data of HMH HPT Courtyard LLC as provided by Host are as follows.

                              HMH HPT Courtyard LLC
                   (a subsidiary of Host Marriott Corporation)

                                                            Thirty-six weeks ended         Thirty-six weeks ended
                                                              September 6, 2002               September 7, 2001
                                                                 (unaudited)                     (unaudited)
                                                          ---------------------------     --------------------------
   Revenues:
            Rental income(1).........................              $ 35,000                        $ 34,995
            Interest income..........................                   208                             269
            Amortization of deferred gain............                 1,992                           1,992
                                                          ---------------------------     --------------------------
               Total revenues........................                37,200                          37,256
                                                          ---------------------------     --------------------------

   Expenses:
            Base and percentage rent expense.........                36,320                          37,441
            Corporate expenses.......................                 1,385                           1,388
            Other expenses...........................                   107                             117
                                                          ---------------------------     --------------------------
               Total expenses........................                37,812                          38,946
                                                          ---------------------------     --------------------------
              Loss before taxes......................                  (612)                         (1,690)
              Provision for income taxes.............                    --                              --
                                                          ---------------------------     --------------------------

              Net loss income........................              $   (612)                       $ (1,690)
                                                          ===========================     ==========================

                                                              September 6, 2002               December 31, 2001
                                                                 (unaudited)
                                                          ---------------------------     --------------------------
            Assets...................................             $  67,874                       $  67,224
            Liabilities..............................                37,800                          36,538
            Equity...................................                30,074                          30,686

   (1) Percentage rental revenue of $2,561 and $7,358 for the thirty-six weeks ended September 6, 2002 and September 7, 2001, respectively, was deferred and is included as deferred rent in liabilities on the balance sheet. Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)


At September 30, 2002, CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Barcelo-Crestline Corporation ("Barcelo-Crestline"), is the sublessee of the 53 Courtyard by Marriott(R) properties discussed above. The results of operations for the thirty-six weeks ended September 6, 2002 and September 7, 2001, and summarized balance sheet data of CCMH Courtyard I LLC, as provided by Barcelo-Crestline, are as follows.

                              CCMH Courtyard I LLC
                       (a subsidiary of Barcelo-Crestline)

                                                             Thirty-six weeks ended     Thirty-six weeks ended
                                                               September 6, 2002          September 7, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Revenues:
            Hotels:
                Rooms...................................             $ 133,620                  $ 153,213
                Food and beverage.......................                 8,739                     10,169
                Other...................................                 3,168                      4,865
                                                             -----------------------    -----------------------
                       Total hotel revenues.............               145,527                    168,247
                                                             -----------------------    -----------------------
       Operating costs and expenses:
             Hotels:
                Property-level costs and expenses:
                    Rooms...............................                29,029                     32,853
                    Food and beverage...................                 7,198                      8,984
                    Other...............................                51,438                     56,483
                Other operating costs and expenses:
                    System management fees..............                 4,366                      5,047
                    Other management fees...............                10,572                     16,334
                    Lease expense.......................                37,885                     43,158
                                                             -----------------------    -----------------------
                       Total hotel expenses.............               140,488                    162,859
                                                             -----------------------    -----------------------

                    Operating profit....................                 5,039                      5,388

       Corporate expenses...............................                  (253)                      (213)
       Interest expense.................................                  (181)                      (181)
       Interest income..................................                 1,209                        172
                                                             -----------------------    -----------------------
       Income before income taxes.......................                 5,814                      5,166
       Income taxes.....................................                (2,268)                    (2,067)
                                                             -----------------------    -----------------------
       Net income.......................................             $   3,546                  $   3,099
                                                             =======================    =======================

                                                               September 6, 2002          December 31, 2001
                                                                  (unaudited)
                                                             -----------------------    -----------------------
       Assets...........................................             $  38,885                  $  34,670
       Liabilities......................................                 9,232                      8,563
       Equity...........................................                29,653                     26,107

                          HOSPITALITY PROPERTIES TRUST

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in thousands, except per share amounts)


Operating results for these 53 Courtyard by Marriott(R) properties derived from data provided by Host and Barcelo-Crestline are detailed below:

                                                                Thirty-six weeks           Thirty-six weeks
                                                                     ended                      ended
                                                               September 6, 2002          September 7, 2001
                                                                  (unaudited)                (unaudited)
                                                             -----------------------    -----------------------
       Total hotel sales:
                Rooms...................................             $ 133,620                  $ 153,213
                Food and beverage.......................                 8,739                     10,169
                Other...................................                 3,168                      4,865
                                                             -----------------------    -----------------------
                Total hotel sales.......................               145,527                    168,247
                                                             -----------------------    -----------------------
       Expenses:
                Rooms...................................                29,029                     32,853
                Food and beverage.......................                 7,198                      8,984
                Other operating departments.............                 1,179                      1,034
                General and administrative..............                14,935                     16,485
                Utilities...............................                 5,365                      6,344
                Repairs, maintenance and accidents......                 5,546                      6,410
                Marketing and sales.....................                 5,397                      5,383
                Chain services..........................                 3,056                      3,533
                FF&E escrow deposits....................                 7,276                      8,412
                Real estate tax.........................                 6,166                      5,943
                Land rent...............................                 1,265                      1,395
                System fees.............................                 4,366                      5,047
                Other costs.............................                 1,253                      1,544
                                                             -----------------------    -----------------------
                Total departmental expenses.............                92,031                    103,367
                                                             -----------------------    -----------------------

       Hotel revenues in excess of property-level costs
         and expenses...................................             $  53,496                  $  64,880
                                                             =======================    =======================

Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due to us for this lease of $35,553 and $35,477 in the 2002 and 2001 periods, respectively.

                          HOSPITALITY PROPERTIES TRUST

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion includes references to cash available for distribution, or CAD. We compute CAD as net income available for common shareholders plus depreciation and amortization expense, plus non-cash expenses (including only amortization of deferred financing costs and administrative expenses to be settled in our common shares), minus those deposits made into FF&E Escrow accounts which are owned by us but which are restricted to use for improvements at our properties. In calculating CAD, we also add percentage rents deferred during interim periods in accordance with GAAP. Our method of calculating CAD may not be comparable to CAD which may be reported by other REITs that define this term differently. We consider CAD to be an appropriate measure of performance for HPT, along with cash flow from operating activities, investing activities and financing activities, because it provides investors with an indication of HPT's operating performance and our ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our CAD is an important factor considered by our Board of Trustees in determining the amount of our distributions to shareholders. CAD does not represent cash generated by operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income or cash flow from operating activities as measures of financial performance or liquidity.

The following discussion should be read in conjunction with our Annual Report on Form 10-K.

Current Events

As a result of the terrorist attacks on the United States on September 11, 2001, concerns regarding the war on terrorism, and the impact of a recessionary economy, the U.S. hotel industry has experienced significant declines versus the comparable prior year period in occupancy, revenues and profitability. These declines primarily arise from reduced business travel and are in addition to declines which began to affect the hotel industry earlier in 2001 as a result of slowing business activity in the U.S. economy generally. Most of our hotel operators have reported declines, including during the third quarter of 2002, in the operating performance of our hotels versus comparable periods in the prior year. As of September 30, 2002, all of our rent payments are current. As described below, our leases and operating agreements contain security features, such as guarantees, which are intended to protect payment of minimum rents and returns to us in accordance with our leases and agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline.

Leases and Operating Agreements

Each of our 251 hotels is included in one of nine groups of hotels of between 12 and 57 properties. These groups are each operated under pooled agreements by a third party as tenant or manager for initial terms expiring between 2010 and 2019. The agreements contain renewal options for all, but not less than all, of the properties in the same group, and the renewal terms total 20-48 years. Each agreement requires the lessee or operator to: pay all operating costs associated with the hotels; deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels ("FF&E Reserves"); make payments to us of minimum rents or returns; and make payments to us of additional returns equal to 5%-10% of increases in total hotel sales over sales during a specified base year. Each third party has posted a security or performance deposit with us generally equal to one year's minimum rent or return.

One of the nine groups discussed above contains 35 hotels, including 18 operated by affiliates of Marriott International, Inc. ("Marriott") under long-term management contracts and leased to our 100% owned taxable REIT subsidiary, or TRS, as allowed by the tax laws applicable to REITs. The remaining 17 hotels in this group are leased to Marriott. Marriott obligations to pay rents and returns to us from the operation of all 35 of these hotels are combined for all purposes under these agreements. Each of the 17 hotels now leased to Marriott are expected to begin to be leased to our TRS and managed by Marriott from time to time prior to June 30, 2004.

                          HOSPITALITY PROPERTIES TRUST


On June 15, 2001, we purchased four hotels managed by Marriott and our TRS began to lease an additional six hotels which we own. On September 7, 2001 and September 6, 2002, our TRS began to lease six and two hotels, respectively, which we own.

Our TRS does not operate any hotels. Instead, after our TRS begins to lease each hotel, Marriott continues to operate the hotel as manager and our TRS begins to pay rent and FF&E reserves to our other subsidiaries. Because our TRS is consolidated with us, our consolidated income statement does not show rental income or FF&E reserve income paid by our TRS to our other subsidiaries; instead, our consolidated statements show hotel operating revenues and hotel operating expenses for these hotels. Historically, upon the transfer to us of hotel leasehold interests, the net of hotel operating revenues and hotel operating expenses has generally been equal to the rental income and FF&E reserve income previously attributable to that hotel, a condition we expect will continue as transfers occur under current market conditions.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2002 versus 2001

Total revenues for the 2002 third quarter were $89,821, an 8.0% increase over revenues of $83,188 for the 2001 third quarter. This increase is partially due to our TRS's activities and our hotel acquisitions.

Rental income increased to $62,544 for the 2002 third quarter from $58,979 in the 2001 period as a result of our acquisition of 23 hotels since the end of the 2001 second quarter, which was partially offset by minimum rental income recognized in the 2001 period for hotels which subsequently began to be leased to our taxable REIT subsidiary, or TRS.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income for the 2002 third quarter was $5,773, a 5.8% decrease from FF&E reserve income of $6,126 for the 2001 third quarter. This decrease is due primarily to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States described above, offset somewhat by a scheduled increase in the applicable percentage used to calculate FF&E reserves at some of our hotels. Part of this decrease is also due to activities related to the eight hotels which began to be leased by our TRS after the beginning of the 2001 third quarter; as discussed above, the revenues which are escrowed as FF&E reserves for hotels leased by our TRS subsidiary are not separately stated in our consolidated statements of income.

Our TRS's activities have given rise to $21,469 of hotel operating revenues for the 2002 third quarter, a 20% increase in hotel operating revenues over the 2001 third quarter. Our TRS's activities have also given rise to $14,207 of hotel operating expenses for the 2002 third quarter, an 18% increase over the 2001 third quarter. The increases in hotel operating revenues and expenses were caused by activities at the eight hotels which began to be leased by our TRS subsequent to the beginning of the 2001 third quarter, partially offset by a 4.1% decline in hotel operating revenues and a 5.4% decline in operating expenses at hotels which were leased to our TRS during both periods. Hotel operating expenses during the 2002 period are reduced by payments of $859 from Marriott under the terms of its guarantee to us. These guarantee payments are $172, or 25%, higher than the amounts required in the comparable 2001 period.

Interest income for the 2002 third quarter was $35, an 84.2% decrease from interest income of $222 for the 2001 third quarter. This decrease was due to a lower average cash balance and a lower average interest rate during the 2002 period.

Total expenses for the 2002 third quarter were $53,576, a 7.3% increase over total expenses of $49,914 for the 2001 third quarter. The increase is due primarily to our recognition of hotel operating expenses for a larger number of hotels leased to our TRS in the 2002 period than in the 2001 period, and increases in other expenses arising from our additional hotel investments during 2001 and 2002.

Interest expense for the 2002 third quarter was $10,892, a 3.3% increase over interest expense of $10,542 for the 2001 third quarter. The increase was primarily due to higher average borrowings partially offset by a lower weighted average interest rate during the 2002 period. Depreciation and amortization
expense  for  the  2002  third  quarter  was  $24,258,   a  3.7%  increase  over
depreciation and amortization expense of $23,396 for the 2001 third quarter. This increase was due

                          HOSPITALITY PROPERTIES TRUST

principally to the impact of the depreciation of 23 hotels acquired subsequent to July 1, 2001, and the impact of the purchase of depreciable assets with funds from FF&E reserve accounts owned by us during 2001 and 2002. General and administrative expense for the 2002 third quarter was $4,219, an 8.1% increase from general and administrative expense of $3,902 in the 2001 third quarter. This increase is due principally to the impact of additional hotel investments during 2001 and 2002.

Net income before extraordinary item for the 2002 third quarter was $36,245, an 8.9% increase over net income before extraordinary item of $33,274 for the 2001 third quarter. The increase was primarily due to increased rental income from new investments partially offset by a decrease in FF&E reserve income and increases in interest and depreciation expenses. In the third quarter 2002, we recognized an extraordinary loss of $1,600 to write-off the unamortized deferred financing costs associated with $115,000 of senior notes we redeemed on July 18, 2002.

Net income available for common shareholders for the 2002 third quarter was $32,864, or $0.53 per share, a 4.4% increase, or 1.9% on a per share basis, over net income available for common shareholders of $31,493, or $0.52 per share, for the 2001 third quarter. This increase resulted from the investment and operating activity discussed above. The per share amount was also affected by our issuance of 6,000,000 common shares in August 2001.

Cash Available for Distribution, or CAD, for the third quarters of 2002 and 2001 is derived as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------

        Net income available for common shareholders                        $ 32,864              $ 31,493

        Add:      Depreciation and amortization                               24,258                23,396
                  Extraordinary item                                           1,600                    --
                  Deferred percentage rents                                      591                   430
                  Non-cash  expenses,  primarily  amortization of
                      deferred financing costs                                 1,084                   998

        Less:     FF&E Reserves (1)                                           (6,884)               (7,008)
                                                                        ---------------       ---------------

        Cash Available for Distribution                                     $ 53,513              $ 49,309
                                                                        ===============       ===============

      (1)All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at our hotels. Our net income includes $5,773 and $6,126 for the 2002 and 2001 third quarters, respectively, of tenant deposits into FF&E reserve escrow accounts owned by us, which are subtracted from net income in determining CAD because these amounts are not available to us for distributions to shareholders. The FF&E Reserves amounts shown here also include $1,111 and $882 for the 2002 and 2001 periods, respectively, of our hotel operating revenues, which we have escrowed for routine capital improvements for the hotels leased to our TRS and operated by Marriott under a long-term management agreement. Hotel revenues which are escrowed as FF&E reserves for our hotels leased by our TRS subsidiary are not separately stated in our consolidated statements of income. Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2002 and 2001 periods, totaled $3,935 and $3,552, respectively, and are not removed here because they are not included in our income.

CAD for the 2002 third quarter was $53,513, an 8.5% increase over CAD of $49,309 for the 2001 third quarter. This increase was due primarily to the full quarter impact of our 2001 acquisition of two hotels subsequent to July 1, 2001, and the impact of our acquisition of 21 hotels during the 2002 second quarter, offset by increases in interest and general and administrative expenses, and a decrease in interest income.

Nine Months Ended September 30, 2002 versus 2001

Total revenues for the first nine months of 2002 were $259,870, an 18.4% increase over revenues of $219,500 for the first nine months of 2001. This increase is partially due to our TRS's activities and our hotel acquisitions discussed above.

                          HOSPITALITY PROPERTIES TRUST

Rental income in the first nine months of 2002 increased to $182,973 from $178,495 during the 2001 period, or 2.5%. This increase is a result of rents received for 25 hotels we acquired since January 1, 2001, offset by rental income for hotels which began to be leased to our TRS during this period as our TRS rents to us are eliminated in our consolidated statements of income.

The FF&E reserve income for the first nine months of 2002 was $16,708, a 15.1% decrease from FF&E reserve income of $19,680 for the 2001 period. This decrease is due primarily to reduced levels of hotel sales attributable to the general slowdown of business travel described above offset somewhat by a scheduled increase in the applicable percentage used to calculate FF&E reserves at some of our hotels. Part of this decrease is also due to activities at the hotels which began to be leased by our TRS after the beginning of 2001; as discussed above, the revenues which are escrowed as FF&E reserves for hotels leased to our TRS subsidiary are not separately stated in our consolidated statements of income.

Our TRS's activities have given rise to $59,918 of hotel operating revenues for the first nine months of 2002, a 190% increase in hotel operating revenues over the 2001 period. Our TRS's activities have also given rise to $38,605 of hotel operating expenses for the first nine months of 2002, a 177% increase over the 2001 period. These increases in hotel operating revenues and expenses were caused by activities at hotels which began to be leased by our TRS after January 1, 2001, offset partially by the 4.1% decline in hotel operating revenues and the 5.4% decline in operating expenses for hotels which were leased to our TRS during both periods. Hotel operating expenses during the 2002 period are reduced by payments of $3,174 from Marriott under its guarantee to us. These guarantee payments are $2,487, 362%, higher than the amounts attributable to the comparable 2001 period.

Interest income for the 2002 period was $271, a 60.2% decrease from interest income of $681 for the 2001 period. This decrease was due to a lower average cash balance and a lower average interest rate during the 2002 period.

Total expenses for the first nine months of 2002 were $154,804, a 24.1% increase over total expenses of $124,710 for the 2001 period. The increase is due primarily to our recognition of hotel operating expenses for a larger number of hotels leased to our TRS in the 2002 period than in the 2001 period, and increases in other expenses arising from our additional hotel investments during 2001 and 2002.

Interest expense for the first nine months of 2002 was $32,005, a 2.4% increase over interest expense of $31,248 for the first nine months of 2001. The increase was primarily due to higher average borrowings, partially offset by a lower weighted average interest rate during the 2002 period. Depreciation and amortization expense for the first nine months of 2002 was $72,178, a 6.1% increase over depreciation and amortization expense of $68,025 for the 2001 period. This increase was due principally to the impact of the depreciation of 29 hotels acquired subsequent to January 1, 2001, and the impact of the purchase of depreciable assets with funds from FF&E reserve accounts owned by us during 2001 and 2002. General and administrative expense for the first nine months of 2002 was $12,016, a 4.4% increase from general and administrative expense of $11,508 in the 2001 period. This increase is due principally to the impact of additional hotel investments during 2001 and 2002, offset partially by previously unanticipated reimbursement of amounts expensed in a prior period related to a potential acquisition.

Net income before extraordinary item for the first nine months of 2002 was $105,066, a 10.8% increase over net income before extraordinary item of $94,790 for the 2001 period. The increase was primarily due to increased rental income from new investments partially offset by decreases in FF&E reserve and interest income and increases in interest, depreciation and general and administrative expenses. In the third quarter 2002, we recognized an extraordinary loss of $1,600 to write-off the unamortized deferred financing costs associated with $115,000 of senior notes we redeemed on July 18, 2002.

Net income available for common shareholders for the first nine months of 2002 was $98,122, or $1.57 per share, a 9.7% increase, or 1.3% on a per share basis, over net income available for common shareholders of $89,446, or $1.55 per share, for the 2001 period. This increase resulted from the investment and operating activity discussed above. The per share amount was also affected by our issuance of 6,000,000 common shares in August 2001.

                          HOSPITALITY PROPERTIES TRUST

Cash Available for Distribution, or CAD, for the first nine months of 2002 and 2001 is derived as follows:

                                                                             2002                  2001
                                                                        ---------------       ---------------

        Net income available for common shareholders                      $   98,122              $ 89,446

        Add:      Depreciation and amortization                               72,178                68,025
                  Extraordinary item                                           1,600                    --
                  Deferred percentage rents                                    1,897                 3,413
                  Non-cash  expenses,  primarily  amortization of
                      deferred financing costs                                 3,168                 2,894

        Less:     FF&E Reserves (1)                                          (19,816)              (20,698)
                                                                        ---------------       ---------------

        Cash Available for Distribution                                   $  157,149              $143,080
                                                                        ===============       ===============

      (1)All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at our hotels. Our net income includes $16,708 and $19,680 for the first nine months of 2002 and 2001, respectively, of tenant deposits into FF&E reserve escrow accounts owned by us, which are subtracted from net income in determining CAD because these amounts are not available to us for distributions to shareholders. The FF&E Reserves amounts shown here also include $3,108 and $1,018 for the 2002 and 2001 periods, respectively, of our hotel operating revenues, which we have escrowed for routine capital improvements for the hotels leased by our TRS and operated by Marriott under a long-term management agreement. Hotel revenues which are escrowed as FF&E reserves for our hotels leased by our TRS subsidiary are not separately stated in our consolidated statements of income. Some of our leases provide that FF&E Reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2002 and 2001 periods, totaled $11,333 and $11,378, respectively, and are not removed here because they are not included in our income.

CAD for the first nine months of 2002 was $157,149, a 9.8% increase over CAD of $143,080 for the 2001 period. This increase was due primarily to the full impact of our acquisition of 29 hotels subsequent to January 1, 2001, offset by increases in interest and general and administrative expenses, a decrease in interest income and a decrease in deferred percentage rents.

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

We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E Reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features is presented in the table on pages 17 and 18. Eight of nine of our hotel pools, representing 227 hotels, generated coverage of at least 1.0x during 2001, and 4 hotel pools, representing 124 hotels generated coverage of at least 1.0x during their first three fiscal quarters of 2002. If a hotel pool does not generate coverage of at least 1.0x, our tenant or operator must supplement hotel operating results to make the minimum payments due us to prevent default under the agreements. In addition, 153 hotels we own in five pools, 58.2% of our total investments, at cost, are operated under leases or management agreements which are subject to full or limited guarantees of the parent companies of our tenants or operators. These parent company guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental

                          HOSPITALITY PROPERTIES TRUST

payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations. As of September 30, 2002, all payments due us, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2002, are current. However, the effectiveness of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline.

Our Operating Liquidity and Resources

Our principal source of funds for current expenses and distributions to shareholders is our operations, primarily rents from leasing and the excess of hotel operating revenues over hotel operating expenses for hotels leased to our taxable REIT subsidiary. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents and returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay our operating expenses, including interest, and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, including interest, and distribution payments for the foreseeable future.

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at all of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves, as discussed above. As of September 30, 2002, there was approximately $67,452 on deposit in these escrow accounts, of which $49,267 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $18,185 is held in accounts owned by our tenants and is not reflected on our balance sheet. We have security and remainder interests in these accounts owned by our tenants. During the first nine months of 2002, $31,149 was deposited into these accounts and $16,566 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs which may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. The credit facility in effect at the beginning of 2002 expired in March 2002. Our new facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The new facility permits borrowing up to $350,000 and includes a feature under which the maximum draw may expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.

At September 30, 2002, we had $503 of cash and cash equivalents and $267,000 available on our $350,000 revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At September 30, 2002, we had no commitments to purchase additional properties. However, we expect to make improvements and undertake a modernization program at 36 of our Courtyard by Marriott(R) hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott(R) rooms which we own. The majority of the expected $32.5 million of funding for this project is expected to take place before the end of the 2003 first quarter. Upon funding, our minimum annual rent related to these hotels will increase by 10% of the amount funded.

We have no debt which matures in the next twelve months and no principal or sinking fund payments in the next twelve months. Our debts other than our credit facility have maturities as follows: $150,000 in 2008; $150,000 in 2009; $50,000 in 2010; and $125,000 in 2012. None of these debt obligations require principal or sinking fund payments prior to their maturity date.

To the extent amounts are outstanding on our credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. In March 2002, our shelf registration statement was declared effective by the Securities and Exchange Commission. As of September 30, 2002, we had $2,675,000 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we

                          HOSPITALITY PROPERTIES TRUST

believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

On October 1, 2002, a distribution of $0.72 per common share was declared with respect to third quarter 2002 results and will be paid to shareholders on or about November 21, 2002, using cash on hand and borrowings under our revolving credit facility.

Debt Covenants

Our debt obligations at September 30, 2002, were limited to our revolving credit facility and our $475,000 of public debt. Each issue of our public debt is governed by an indenture. The indenture and its supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. At September 30, 2002, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility.

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

As of September 30, 2002, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of September 30, 2002, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" arrangements.

Property Leases and Operating Agreements

As of September 30, 2002, we owned 251 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of: Marriott, Host, Barcelo-Crestline, Wyndham International, Inc. ("Wyndham"), BRE/Homestead Village ("Homestead"), Candlewood Hotel Company, Inc. ("Candlewood") and Prime Hospitality Corp. ("Prime").

The tables on the following pages summarize the key terms of our leases and other operating agreements as of September 30, 2002:

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

Manager                           Subsidiary of        Subsidiary of          Subsidiary of       Subsidiary of      Subsidiary of
                                    Marriott              Marriott              Marriott            Marriott            Wyndham

Investment at
September 30, 2002 (000s) (2)       $514,139              $179,128              $453,954            $274,222           $182,570

Security Deposit (000s)              $50,540              $17,220                $36,204             $28,508            $18,325

End of Initial Term                   2012                  2010                  2019                2015               2014

Renewal Options (3)                 3 for 12          1 for 10 years,           2 for 15            2 for 10           4 for 12
                                   years each       2 for 15 years each        years each          years each         years each

Current Annual Minimum
Rent/Return (000s)                   $51,414              $17,888                $48,288             $28,508            $18,325

Percentage Rent/Return (4)            5.0%                  7.5%                  7.0%                7.0%               8.0%

Rent/Return Coverage (5) (6):
   Year ended 12/31/01                1.7x                  1.4x                  1.1x                1.0x               1.0x
   Twelve months ended 9/30/02        1.5x                  1.1x                  1.0x                1.0x               0.8x
   Nine months ended 9/30/02          1.5x                  1.1x                  1.0x                0.9x               0.9x
   Three months ended 9/30/02         1.5x                  1.2x                  1.0x                0.8x               0.7x

Other Security Features        HPT controlled       HPT controlled        Limited guarantee    Limited guarantees   Wyndham parent
                               lockbox with minimum lockbox with minimum  provided by Marriott.provided by          minimum net
                               balance maintenance  balance maintenance                        Barcelo-Crestline    worth
                               requirement;         requirement;                               and Marriott.        requirement.
                               subtenant and        subtenant and
                               subtenant parent     subtenant parent
                               minimum net worth    minimum net worth
                               requirement.         requirement.
------------------------------ -------------------- --------------------- -------------------- -------------------- ----------------

(1)  At September 30, 2002, 17 of the 35 hotels in this  combination  were leased to and operated by subsidiaries  of Marriott.  The remaining 18 hotels were operated by  subsidiaries  of Marriott  under a management  contract with our TRS  subsidiary  tenant.
     Marriott's  obligations  under the lease and the management  contract are subject to cross default  provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

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

(6)  Represents  data for the year ended December 28, 2001, and the 52, 36, and 12 weeks ended September 6, 2002,  respectively  for the hotel pools managed by Marriott.

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

Tenant                           Subsidiary of        Subsidiary of         Subsidiary of        Subsidiary of
                                    Wyndham               Prime              Candlewood            Homestead

Manager                          Subsidiary of        Subsidiary of         Subsidiary of        Subsidiary of
                                    Wyndham               Prime              Candlewood            Homestead

Investment at
September 30, 2002 (000s) (1)       $240,000             $243,350             $434,750             $145,000           $2,667,113

Security Deposit (000s)             $15,000            $25,575 (2)             $47,297              $15,960            $254,629

End of Initial Term                   2017                 2013                 2018                 2015             2010-2019
                                                                                                                      (weighted
                                                                                                                      average by
                                                                                                                     investment,
                                                                                                                     13.6 years)

Renewal Options (3)                 4 for 12             3 for 15             3 for 15             2 for 15
                                   years each           years each           years each           years each

Current Annual Minimum
Rent/Return (000s)                  $25,000              $25,575               $45,507              $15,960            $276,465

Percentage Rent/Return (4)            7.5%                 8.0%                 10.0%                10.0%              5%-10%

Rent/Return Coverage (5) (6):
   Year ended 12/31/01                1.1x                 0.6x                 1.1x                 1.1x             0.6x-1.7x
   Twelve months ended 9/30/02        0.7x                 0.6x                 0.9x                 1.0x             0.6x-1.5x
   Nine months ended 9/30/02          0.7x                 0.7x                 0.9x                 1.1x             0.7x-1.5x
   Three months ended 9/30/02         0.7x                 0.6x                 0.9x                 1.0x             0.6x-1.5x

Other Security Features        Wyndham parent      Limited guarantee     Candlewood parent    Homestead parent
                               minimum net worth   provided by Prime,    guarantee and        guarantee and
                               requirement.        secured by $16.5      minimum net worth    minimum net worth
                                                   million cash          requirement.         requirement.
                                                   deposit.
------------------------------ ------------------- --------------------- -------------------- -------------------- -----------------

(1)  Excludes expenditures made from FF&E Reserves subsequent to our initial purchase.

(2)  Excludes  other  deposits  totaling  approximately  $16.5  million at September  30, 2002,  retained by us to secure  guarantee obligations to us.

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

(6)  Represents  data for the year ended December 28, 2001, and the 52, 36, and 12 weeks ended September 6, 2002,  respectively  for the hotel pools managed by Marriott.

                          HOSPITALITY PROPERTIES TRUST

The following tables summarize the operating statistics, including occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, reported to us by our third party tenants and managers by brand for the periods indicated for the 247 hotels we own which were open for at least one full year as of January 1, 2002:

ADR                                                          Third Quarter (1)                  Year to Date (2)
---                                                     -----------------------------    -------------------------------
                                   No. of    No. of
Brand                              Hotels     Rooms       2002      2001    Change         2002       2001      Change
-----                              ------    ------       ----      ----    ------         ----       ----      ------
Courtyard by Marriott(R)               71    10,280       $93.35   $98.96    -5.7%          $95.96    $102.45    -6.3%
Residence Inn by Marriott(R)           36     4,543       $93.43  $102.02    -8.4%          $95.37    $103.88    -8.2%
Marriott Hotels Resorts & Suites(R)     3     1,356      $116.20  $124.70    -6.8%         $117.23    $122.36    -4.2%
TownePlace Suites by Marriott(R)
   and SpringHill Suites by            14     1,595       $65.30   $68.94    -5.3%          $62.54     $68.29    -8.4%
   Marriott(R)
Wyndham(R)and Wyndham Garden(R)        12     2,321       $79.96   $84.80    -5.7%          $83.78     $93.82   -10.7%
Summerfield Suites by Wyndham(R)       15     1,822       $98.49  $118.47   -16.9%         $103.41    $124.99   -17.3%
AmeriSuites(R)                         21     2,556       $69.73   $71.10    -1.9%          $69.78     $74.09    -5.8%
Candlewood Suites(R)                   57     6,887       $52.43   $55.28    -5.2%          $52.85     $57.63    -8.3%
Homestead Studio Suites(R)             18     2,399       $49.10   $51.05    -3.8%          $49.07     $53.78    -8.8%
                                   ------- ---------    -------- --------- ----------    ---------- ---------- ---------
Total/Average                         247    33,759       $78.59   $84.30    -6.8%          $79.90     $87.44    -8.6%

OCCUPANCY                                                    Third Quarter (1)                  Year to Date (2)
---------                                               -----------------------------    -------------------------------
                                   No. of    No. of
Brand                              of Hotels  Rooms       2002      2001    Change         2002       2001      Change
-----                              --------- ------       ----      ----    ------         ----       ----      ------
Courtyard by Marriott(R)               71    10,280        72.8%    75.3%    -3.3%          70.0%     74.7%      -6.3%
Residence Inn by Marriott(R)           36     4,543        81.8%    81.4%    +0.5%          77.8%     80.0%      -2.8%
Marriott Hotels Resorts & Suites(R)     3     1,356        81.2%    78.1%    +4.0%          78.2%     76.9%      +1.7%
TownePlace Suites by Marriott(R)
   and SpringHill Suites by            14     1,595        77.7%    75.9%    +2.4%          72.3%     71.4%      +1.3%
   Marriott(R)
Wyndham(R)and Wyndham Garden(R)        12     2,321        71.5%    66.9%    +6.9%          71.5%     69.7%      +2.6%
Summerfield Suites by Wyndham(R)       15     1,822        84.7%    75.8%   +11.7%          79.9%     78.1%      +2.3%
AmeriSuites(R)                         21     2,556        63.0%    63.8%    -1.3%          64.1%     63.7%      +0.6%
Candlewood Suites(R)                   57     6,887        78.4%    77.5%    +1.2%          77.2%     75.5%      +2.3%
Homestead Studio Suites(R)             18     2,399        74.1%    75.8%    -2.2%          75.9%     77.7%      -2.3%
                                   ------- ---------    -------- --------- ----------    ---------- ---------- ---------
Total/Average                         247    33,759        75.6%    75.2%    +0.5%          73.6%     74.7%      -1.5%

RevPAR                                                       Third Quarter (1)                  Year to Date (2)
------                                                  -----------------------------    -------------------------------
                                   No. of    No. of
Brand                              of Hotels  Rooms       2002      2001    Change         2002       2001      Change
-----                              --------- ------       ----      ----    ------         ----       ----      ------
Courtyard by Marriott(R)               71    10,280       $67.96   $74.52    -8.8%         $67.17     $76.53    -12.2%
Residence Inn by Marriott(R)           36     4,543       $76.43   $83.04    -8.0%         $74.20     $83.10    -10.7%
Marriott Hotels Resorts & Suites(R)     3     1,356       $94.35   $97.39    -3.1%         $91.67     $94.09     -2.6%
TownePlace Suites by Marriott(R)
   and SpringHill Suites by            14     1,595       $50.74   $52.33    -3.0%         $45.22     $48.76     -7.3%
   Marriott(R)
Wyndham(R)and Wyndham Garden(R)        12     2,321       $57.17   $56.73    +0.8%         $59.90     $65.39     -8.4%
Summerfield Suites by Wyndham(R)       15     1,822       $83.42   $89.80    -7.1%         $82.62     $97.62    -15.4%
AmeriSuites(R)                         21     2,556       $43.93   $45.36    -3.2%         $44.73     $47.20     -5.2%
Candlewood Suites(R)                   57     6,887       $41.11   $42.84    -4.0%         $40.80     $43.51     -6.2%
Homestead Studio Suites(R)             18     2,399       $36.38   $38.70    -6.0%         $37.24     $41.79    -10.9%
                                   ------- ---------    -------- --------- ----------    ---------- ---------- ---------
Total/Average                         247    33,759       $59.41   $63.39    -6.3%         $58.81     $65.32    -10.0%

(1) Includes data for the three months ended September 30th, except for our Courtyard by Marriott(R), Residence by Marriott(R), Marriott Hotels Resorts and Suites(R), TownePlace Suites by Marriott(R), and SpringHill Suites by Marriott(R) branded hotels, which include data for the 12 weeks ended September 6, 2002 and September 7, 2001.

(2) Includes data for the nine months ended September 30th, except for our Courtyard by Marriott(R), Residence by Marriott(R), Marriott Hotels Resorts and Suites(R), TownePlace Suites by Marriott(R), and SpringHill Suites by Marriott(R) branded hotels, which include data for the 36 weeks ended September 6, 2002 and September 7, 2001.

                          HOSPITALITY PROPERTIES TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

There have been no material changes in our exposures to market risk or in the manner in which we manage exposure to market risk since December 31, 2001, other than an increase in the amount outstanding on our revolving credit facility. The following table shows the impact a 10% change in interest rates would have on our interest expense for our floating rate debt:

                                     Interest         Debt         Annualized Interest     Impact of
Circumstance                           Rate        Outstanding           Expense             Change
------------                           ----        -----------           -------             ------
Conditions at Sept. 30, 2002           3.2%          $83,000              $2,656               --
A 10% increase                         3.5%          $83,000              $2,905              $249
A 10% decrease                         2.9%          $83,000              $2,407             ($249)

The foregoing table shows the impact of an immediate change in floating interest rates. If these changes occurred gradually over time the impact would be spread over time.


Item 4.  Controls and Procedures

a) Within the 90 days prior to the date of this report, management of the Company carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the Company's evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          HOSPITALITY PROPERTIES TRUST


                            CERTAIN IMPORTANT FACTORS


THIS Quarterly Report on Form 10-Q contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the securities and exchange act of 1934, as amended. our forward looking statements are based upon our present beliefs and expectations; however, they are not guaranteed to occur. for example, several of our tenants and hotel operators have continued to pay amounts due to us although our hotels which they operate appear to be producing lesser amounts of operating income than the payments made to us. any inference that we will continue to receive rents and returns if these circumstances continue may be unwarranted. if the operating results at our hotels do not improve, our tenants and operators may be unable or unwilling to pay amounts due to us. our hotel operating results have declined in the past year. if our hotel operating results continue to decline or do not improve, all of the security features which we have in our leases and management agreements may be insufficient to protect our future income and the value of our properties may decline. if our tenants or hotel operators stop paying the amounts due to us, we may be unable to pay our expenses or distributions to shareholders. investors are cautioned not to place undue reliance upon forward looking statements.



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

         (a)      Exhibits

         12.1     Computation of Ratio of Earnings to Fixed Charges

         12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  (i) On July 1, 2002, we filed a current Report on Form 8-K, reporting our appointment of Ernst & Young LLP as our independent auditor (Item 4) and our sale of $125 million of 6.85% Senior Notes due 2012 (Items 5 and 7).

                  (ii) On  October  1,  2002,  we filed a current Report on Form
                       8-K, reporting the election of officers (Item 5).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOSPITALITY PROPERTIES TRUST


                                  /s/John G. Murray
                                  ----------------------------------------------
                                           John G. Murray
                                           President and Chief Operating Officer
                                           Dated: November 1, 2002



                                  /s/Mark L. Kleifges
                                  ----------------------------------------------
                                           Mark L. Kleifges
                                           Treasurer and Chief Financial Officer
                                           Dated:  November 1, 2002

                                 CERTIFICATIONS

I, Barry M. Portnoy, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hospitality Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 1, 2002                   /s/Barry M. Portnoy
                  -------------------                ---------------------------
                                                     Barry M. Portnoy
                                                     Managing Trustee

I, Gerard M. Martin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hospitality Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 1, 2002                   /s/Gerard M. Martin
                  -------------------                ---------------------------
                                                     Gerard M. Martin
                                                     Managing Trustee

I, John G. Murray, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hospitality Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 1, 2002         /s/John G. Murray
                  -------------------      -------------------------------------
                                           John G. Murray
                                           President and Chief Operating Officer

I, Mark L. Kleifges, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hospitality Properties Trust;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         Date:    November 1, 2002         /s/Mark L. Kleifges
                  -------------------      -------------------------------------
                                           Mark L. Kleifges
                                           Treasurer and Chief Financial Officer