Form 10-K
period 2002-12-31
HOSPITALITY PROPERTIES TRUST
filed 2003-03-31
CIK 945394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission File Number 1-11527

                          HOSPITALITY PROPERTIES TRUST

              Maryland                                 04-3262075
------------------------------------    ----------------------------------------
      (State of organization)               (IRS Employer Identification No.)

                 400 Centre Street, Newton, Massachusetts 02458

                                  617-964-8389

           Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                             Name of Each Exchange on which registered
-----------------------------------------------------               -----------------------------------------
         Common Shares of Beneficial Interest                       New York Stock Exchange
   Series A Cumulative Redeemable Preferred Shares of               New York Stock Exchange
                    Beneficial Interest
   Series B Cumulative Redeemable Preferred Shares of               New York Stock Exchange
                    Beneficial Interest

Securities to be registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

The aggregate market value of the voting shares of the registrant held by non-affiliates was $2,122 million based on the $36.50 closing price per common share on the New York Stock Exchange on June 28, 2002. For purposes of this calculation, 4,000,000 Common Shares of Beneficial Interest, $0.01 par value ("Common Shares") held by HRPT Properties Trust, and an aggregate of 417,012 Common Shares held by the Trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant's Common Shares outstanding as of March 14, 2003:
62,566,076

     References in this Annual Report on Form 10-K to the "Company", "HPT", "we", "us" or "our" include consolidated subsidiaries unless the context indicates otherwise.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders currently scheduled for May 6, 2003.

                  WARNING CONCERNING FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO OUR TENANTS' OR OPERATORS' ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION. FOR EXAMPLE, A WAR OR TERRORIST ACTIVITIES COULD CAUSE A DECLINE IN TRAVEL RELATED ACTIVITIES WHICH ADVERSELY AFFECTS THE FINANCIAL RESULTS OF OUR TENANTS AND OPERATORS, AS A RESULT, OUR TENANTS AND OPERATORS MAY OTHERWISE EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS OR RETURNS, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS' COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE INFORMATION UNDER THE HEADINGS "BUSINESS", "PROPERTIES" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

                     STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST OF THE COMPANY, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR

SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

                          HOSPITALITY PROPERTIES TRUST
                          2002 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                      Page
                                                Part I

Item 1.    Business.........................................................................            1

Item 2.    Properties.......................................................................           22

Item 3.    Legal Proceedings................................................................           23

Item 4.    Submission of Matters to a Vote of Security Holders..............................           23


                                                Part II


Item 5.    Market for the Registrant's Common Equity and Related Shareholder Matters........           24

Item 6.    Selected Financial Data..........................................................           25

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations....................................................................           26

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................           36

Item 8.    Financial Statements and Supplementary Data......................................           37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.......................................................................           37


                                               Part III


Item 10.   Directors and Executive Officers of the Registrant...............................            *

Item 11.   Executive Compensation...........................................................            *

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Shareholder Matters..............................................................           38

Item 13.   Certain Relationships and Related Party Transactions.............................            *

Item 14.   Controls and Procedures..........................................................           38

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................           39

           * Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders currently scheduled to be held on May 6, 2003, to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland to buy and own hotels which are leased to or operated by unaffiliated hotel companies. As of December 31, 2002, we owned 251 hotels with 34,284 rooms or suites located in 37 states in the U.S., which cost approximately $2.8 billion. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

Our external growth strategy is to expand our investments in hotels and to set minimum rents or returns which produce income in excess of our operating and capital costs. We seek to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business. Our internal growth strategy is to participate through percentage rents in increases in total hotel sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels.

Our investment policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

Our hotels are currently operated as Marriott Hotels and Resorts(R), Courtyard by Marriott(R), Residence Inn by Marriott(R), Wyndham Garden(R), Wyndham(R), Summerfield Suites by Wyndham(R), AmeriSuites(R), Candlewood Suites(R), Homestead Studio Suites(R), TownePlace Suites by Marriott(R) or SpringHill Suites by Marriott(R). The average age of our hotels is approximately 7.9 years at December 31, 2002.

COURTYARD BY MARRIOTT(R) hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott(R) hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott(R) hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. Many of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott(R) hotels. In addition, many of the same amenities as would be available in full service Marriott(R) hotels are available in Courtyard by Marriott(R) hotels, except that restaurants may be open only for breakfast buffets or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott, as of December 2002, 553 Courtyard by Marriott(R) hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott(R) brand is a leading brand in the upscale, limited service segment of the United States hotel industry. We have invested a total of $772 million in 71 Courtyard by Marriott(R) hotels which have 10,280 rooms.

RESIDENCE INN BY MARRIOTT(R) hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott(R) hotels generally have between 80 and 130 studio, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott(R) hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott(R) hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott(R) hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2002, 392 Residence Inn by Marriott(R) hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott(R) brand is the leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $422 million in 37 Residence Inn by Marriott(R) hotels which have 4,695 suites.

WYNDHAM(R) HOTELS Our Wyndham(R) hotels include the Wyndham(R) and Wyndham Garden(R) brands. Wyndham Garden(R) hotels are upscale, mid-sized, full service hotels located primarily near suburban business centers and airports, and are designed to attract business travelers and small business groups. Each of our Wyndham(R) hotels contains between 140 and 381 rooms. Amenities and services include large desks, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at Wyndham(R) and Wyndham Garden(R) hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most Wyndham(R) hotels also feature a lobby lounge, a swimming pool, exercise facilities, and one or more restaurants. According to Wyndham, as of December 2002 there were 69 Wyndham(R) and Wyndham Garden(R) hotels open and operating in the United States. We have invested a total of $183 million in 12 Wyndham(R) and Wyndham Garden(R) hotels which have 2,321 rooms.

SUMMERFIELD SUITES BY WYNDHAM(R) hotels are upscale, all suite extended stay hotels which offer guests separate living and sleeping areas, full kitchens, large work areas, complimentary breakfasts and evening social hours. Private voice mail, video players, on site convenience stores and "room service" contracted from area restaurants also are generally available. Summerfield Suites by Wyndham(R) offers a large number of two bedroom, two bathroom suites designed for equal-status business travelers in training classes or attending meetings and for families. According to Wyndham, there were 27 Summerfield Suites by Wyndham(R) open and operating in the United States as of December 2002. We have invested a total of $240 million in 15 Summerfield Suites by Wyndham(R) hotels which contain 1,822 suites (2,766 rooms).

AMERISUITES(R) hotels are all-suite hotels designed to attract value-oriented business travelers. AmeriSuites(R) hotels compete in the all-suite segment of the lodging industry with such brands as Embassy Suites(R), SpringHill Suites(R) and Hampton Inn & Suites(R). Each AmeriSuites(R) guest room offers an efficient space for working which includes two phones with data ports and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each AmeriSuites(R) hotel has a lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all AmeriSuites(R) hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. AmeriSuites(R) hotels are generally high-rise hotels of six or seven stories and are of masonry construction. According to Prime Hospitality, there were 144 AmeriSuites(R) hotels open and operating across the United States as of December 2002. We have invested $243 million in our 24 AmeriSuites(R) hotels with a total of 2,929 suites.

CANDLEWOOD SUITES(R) hotels are mid-priced extended stay hotels which offer studio and one bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites(R) hotels compete in the mid-priced extended stay segment of the lodging industry against such other brands as Sierra Suites(R), TownePlace Suites by Marriott(R) and MainStay Suites(R). Each Candlewood Suites(R) suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa or recliner, 25-inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood Suites(R) suite contains a king size bed. Other amenities offered at each Candlewood Suites(R) hotel include a fitness center, free guest laundry facilities, and a Candlewood Cupboard(R) area where guests can purchase light meals, snacks and other refreshments. According to Candlewood, there were approximately 103 Candlewood Suites(R) hotels open and operating across the United States as of December 2002. We have invested $435 million in 57 Candlewood Suites(R) hotels with a total of 6,887 suites.

HOMESTEAD STUDIO SUITES(R) hotels are extended stay hotels designed for value-oriented business travelers. Each Homestead Studio Suites(R) room features a kitchen with a full-size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well-lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service and personalized voice-mail are also available to guests. On-site laundry and other personal care items are available. Housekeeping services are provided on a twice-weekly basis. According to BRE / Homestead, there were 112 Homestead Studio Suites(R) hotels open as of December 2002. We have invested $145 million in 18 Homestead Studio Suites(R) hotels with a total of 2,399 suites.

TOWNEPLACE SUITES(R) are extended-stay hotels offering studio, one bedroom and two-bedroom suites for business and family travelers. TownePlace Suites(R) compete in the mid-priced extended-stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, data lines, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were nearly 100 TownePlace Suites(R) open as of December 2002. We have invested $102 million in 12 TownePlace Suites(R) with a total of 1,331 suites.

SPRINGHILL SUITES(R) are value focused suites for business and family travelers. SpringHill Suites(R) compete in the mid-priced all-suite segment of the lodging industry. Each suite offers separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull-out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones with data port and voice mail, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were over 84 SpringHill Suites(R) open as of December 2002. We have invested $21 million in two SpringHill Suites(R) with a total of 264 suites.

We have invested $105 million in three Marriott Hotels and Resorts(R) with a total of 1,356 guest rooms, including:

     THE KAUAI MARRIOTT RESORT & BEACH CLUB is a 356 room, 10 floor hotel with 50,000 square feet of meeting space, five restaurants and an on-the-beach lounge. The resort includes a 26,000-square-foot pool, multiple acres of Hawaiian gardens and waterfalls, tennis courts, sauna, whirlpool, exercise and spa facilities and beauty and massage salons.

     THE MARRIOTT ST. LOUIS AIRPORT is a 601 room hotel located in Missouri on approximately 12 acres of land at the I-70 exit for Lambert International Airport, across the street from the airport entrance. The hotel has two nine floor towers and three low rise buildings which create a courtyard for the hotel's pool and gardens. The property includes 20 meeting rooms totaling approximately 18,000 square feet of space, three restaurants and a concierge floor.

     THE MARRIOTT NASHVILLE AIRPORT is a 399 room, 17 floor hotel located in Tennessee on 17 acres of land in High Ridge Business

     Park across I-40 from the Nashville Airport and a short drive from downtown Nashville. The property includes 14 meeting rooms totaling approximately 17,000 square feet of space, a restaurant and a concierge floor.

                PRINCIPAL LEASE OR MANAGEMENT AGREEMENT FEATURES

As of December 31, 2002, all of our hotels are leased to or managed by unrelated third-parties. Each hotel we own is leased or operated as part of a combination of hotels, as described below. The principal features of the lease and management agreements for our 251 hotels are as follows:

- MINIMUM RENT OR RETURNS. All of our agreements require minimum annual rent or returns equal to between 10% and 12% of our investment in our hotels.

- PERCENTAGE RENT OR RETURNS. All of our agreements require percentage rent or returns equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts.

- LONG TERM. All of the agreements for our hotels expire after 2010. The weighted average term remaining for our hotels as of December 31, 2002, is
     13.6 years.

- POOLED AGREEMENTS. Each of our hotels is part of a combination of hotels. The tenant or manager obligations to us with respect to each hotel in a combination are subject to cross default with the obligations with respect to all the other hotels in the same combination. The smallest combination includes 12 hotels with 2,321 rooms in which we have invested $183 million; the largest combination includes 57 hotels with 6,887 rooms in which we have invested $435 million.

- GEOGRAPHIC DIVERSIFICATION. Each combination of hotels is geographically diversified. In addition, our hotels are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities or major tourist attractions.

- ALL OR NONE RENEWALS. All renewal options for each combination of our hotels may only be exercised on an all or none basis and not for separate hotels.

- SECURITY DEPOSITS. All of our agreements require security deposits, generally equal to one year's minimum rent or minimum investment return.

- FF&E RESERVES. All of our agreements require the deposit of 5-6% of gross hotel revenues into escrow to fund periodic renovations (the "FF&E reserve") in addition to minimum rents or returns. For hotels which were open for at least one year prior to 2002 (247 hotels) the FF&E reserve contributions in 2002 totaled $41 million, an average of $1,183 per room.

- SUBORDINATED FEES. Some or all of the management fees for our hotels are subordinated to minimum amounts due to us.

- GUARANTEES FOR NEW HOTELS. When we purchase recently built hotels, we require that payments to us be guaranteed generally until the operations of the hotels achieve negotiated levels. As of December 31, 2002, five of our nine hotel pools, including 153 hotels, have minimum rent or returns due to us which are subject to full or limited guarantees. These hotels represent 58.2% of our total investments, at cost.

At December 31, 2002, 10 of our hotels were on leased land. In January 2003, we purchased the land related to one of these hotels from an unrelated party for $6.5 million. For the other nine hotels, in each case, the remaining term of the ground lease (including renewal options) is in excess of 56 years, and the ground lessors are unrelated to us.

Ground rent payable under the nine remaining ground leases is generally calculated as a percentage of hotel revenues. Seven of the nine ground leases require minimum annual rent ranging from approximately $102,406 to $255,760 per year; rent under two ground leases has been pre-paid. If a ground lease terminates, the lease with respect to the hotel on such ground-leased land will also terminate. Generally payment of ground lease obligations are made by our tenant or manager. However, if a tenant or manager did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders. We have no current requirement to make any pledge of our ground lease interests.

                        INVESTMENT AND OPERATING POLICIES

We provide capital to hotel owners and operators who wish to divest their properties while remaining in the hotel business. Many other public hotel REITs seek to control the operations of hotels in which they invest and generally design their affiliated leases to capture substantially all net operating revenues from their hotels as rent. We do not operate any hotels. Our agreements with our unaffiliated tenants and operators are designed with the expectation that over their term net operating revenues from our hotels will exceed minimum amounts due to us by considerable coverage margins. We believe that these differences in operating philosophy afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

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

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2002, we owned no mortgages or joint venture interests.

Because we are a REIT, generally, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. Our agreements require the lessee or operator to pay all operating expenses, including taxes, insurance and capital reserves and to pay to us minimum returns plus percentage returns based upon increases in gross revenues at the hotels. As described elsewhere in this Form 10-K, tax law changes known as the REIT Modernization Act, or RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a so-called "taxable REIT subsidiary" if the hotel is managed by an independent third party. We entered into our first transaction using a taxable REIT subsidiary on June 15, 2001. Any income realized by our taxable REIT subsidiary in excess of the rent paid to us by our subsidiary will be subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our taxable REIT subsidiary improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time. We may enter new leases with taxable REIT subsidiaries, but we currently expect to do so only to the extent such new arrangements are reasonably consistent with the investment and operating policies set forth above.

                              ACQUISITION POLICIES

We intend to pursue growth through the acquisition of additional hotels. Generally, we prefer to purchase multiple hotels in one transaction because we believe a single agreement, cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified lessee or operator; (iv) the hotel's design, physical condition and age; (v) the estimated replacement cost and proposed acquisition price of the hotel; (vi) the price segment in which the hotel is operated; (vii) the reputation of the particular hotel management organization, if any, with which the hotel is or may become affiliated; (viii) the level of services and amenities offered at the hotel; (ix) the proposed lease terms; and (x) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel's market area and the existence of barriers to entry within that market, including site availability, and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select qualified and experienced hotel operators. We intend to continue to select hotels for acquisition which will enhance the diversity of our portfolio with respect to location, brand name, and lessee or operator.

However, we have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies. No such mergers or strategic combinations are under active consideration at this time. However, we may undertake such considerations in the future. A principal goal of any such transaction will be to expand our investments and diversify our revenue sources.

                              DISPOSITION POLICIES

We have no current intention to dispose of any hotels, although we may do so. We currently anticipate that disposition decisions, if any, will be based on factors including but not limited to the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale price; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) our tenant's desire to cease operation of the hotel; and (v) the existence of alternative sources, uses or needs for capital.

                               FINANCING POLICIES

We currently intend to employ conservative financing policies in pursuit of our growth strategies. Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $350 million unsecured revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and minimum net worth. We currently intend to pursue our growth strategies while maintaining debt not in excess of 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total capitalization accordingly.

Our board of trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. None of our properties are encumbered by mortgages. To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis (or a secured basis, subject to limitations present in existing financing or other arrangements) and may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

INVESTMENT MANAGER. Our day-to-day operations are conducted by Reit Management & Research LLC ("RMR"), our investment manager. RMR originates and presents investment opportunities to our board of trustees. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300. RMR acts as the investment manager to HRPT Properties Trust, the holder of 4,000,000 of our common shares and Senior Housing Properties Trust and has other business interests. The directors of RMR are Gerard M. Martin, Barry
M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer
B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O'Brien, Vice President; and John C. Popeo, Vice President and Treasurer. Messrs. Murray, O'Brien, Kleifges and Bornstein are also our officers.

EMPLOYEES. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of March 14, 2003, RMR had approximately 280 full-time employees.

COMPETITION. The hotel industry is highly competitive. Each of our hotels is located in an area that includes other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels restrict the right of each operator and its affiliates for a limited period of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements neither the operators nor their affiliates are restricted from operating other brands of hotels in the market areas of any of our hotels, and after such limited period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

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

ENVIRONMENTAL MATTERS. Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. We reviewed environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, no assurances can be given that environmental liabilities are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

INTERNET WEBSITE. Our internet address is www.hptreit.com. We make available, free of charge, on our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are electronically filed with the SEC.

SEGMENT INFORMATION. We have one operating segment, hotel investments.

                        FEDERAL INCOME TAX CONSIDERATIONS

     The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  - a bank, life insurance company, regulated investment company, or other financial institution;

  -  a broker or dealer in securities or foreign currency;

  -  a person who has a functional currency other than the U.S. dollar;

  - a person who acquires our shares in connection with employment or other performance of services;

  -  a person subject to alternative minimum tax;

  - a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction, or conversion transaction; or

  - except as specifically described in the following summary, a tax-exempt entity or a foreign person.

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could affect the accuracy of statements made in this summary. For example, President Bush has recently proposed eliminating federal tax on dividends to the extent the dividends are derived from previously taxed income. Federal income taxation of REIT dividends would not change under this proposal because REITs generally do not pay federal income tax on their net income. As a result of the general exemption from federal income tax, under existing law REITs may enjoy a relative value advantage over dividend-paying corporations that are not REITs. If legislation is enacted which eliminates or reduces federal tax on corporate dividends but not REIT dividends, the market price of our shares may decline. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations which are in effect as of the date of this Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

     Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" for federal income tax purposes is:

  - a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

  - an entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations;

  - an estate the income of which is subject to federal income taxation regardless of its source; or

  - a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996, to the extent provided in Treasury regulations;

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

     As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. A portion of these dividends may be treated as capital gain dividends, as explained below. No portion of any dividends are eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

     Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2002 taxable years, and that our current investments and plan of operation enable us to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

     If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

  - We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

  - If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

  - If we have net income from the disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

  - If we have net income from prohibited transactions, including dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

  - If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

  - If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

  - If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain recognized in the disposition.

  - If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

  - As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

     If we invest in properties in foreign countries, our profits from those investments will generally be subject to tax in those countries. If we continue to operate as we currently do, then we will distribute our taxable income to our shareholders and we will generally not pay federal income tax. As a result, the cost of foreign taxes imposed on our foreign investments cannot be recovered by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

     If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code. In that event, distributions to our shareholders will generally be taxable as ordinary dividends and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through
(4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2002, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

     By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

     For purposes of condition (6), REIT shares held by a pension trust are treated as held directly by the pension trust's beneficiaries in proportion to their actuarial interests in the pension trust. Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

     TAXABLE REIT SUBSIDIARIES. We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

     (1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

     (2) join with us in making a taxable REIT subsidiary election;

     (3) not directly or indirectly operate or manage a lodging facility or a health care facility; and

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

     INCOME TESTS. There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

  - At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

  - At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

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

     In order to qualify as "rents from real property" under Section 856 of the Internal Revenue Code, several requirements must be met:

  - The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

  - Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust restricts transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the Internal Revenue Code. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code's attribution rules.

  - For our 2001 taxable year and thereafter, there is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

  - For our 2001 taxable year and thereafter, there is a second exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant. For this second exception to apply, a real property interest in a "qualified lodging facility" must be leased by the REIT to its taxable REIT subsidiary, and the facility must be operated on behalf of the taxable REIT subsidiary by a person who is an "eligible independent contractor." Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities. An eligible independent contractor with respect to a qualified lodging facility is defined as an independent contractor if, at the time the contractor enters into the agreement with the taxable REIT subsidiary to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the taxable REIT subsidiary or its affiliated REIT. For these purposes, an otherwise qualifying independent contractor is not disqualified from that status on account of the taxable REIT subsidiary bearing the expenses for the operation of the qualified lodging facility, the taxable REIT subsidiary receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the independent contractor, or the REIT receiving income from the independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property. Also, as explained above, we will be subject to a 100% excise tax if the IRS successfully asserts that the rents paid by our taxable REIT subsidiary to us exceed an arm's length rental rate. In June 2001, we acquired 4 hotels and agreed to lease these hotels, along with 31 other hotels then currently leased to tenants unaffiliated with us, to a taxable REIT subsidiary. Our taxable REIT subsidiary engaged independent managers to operate these 35 hotels. To date, 22 hotels are leased and managed in this fashion, and the remaining 13 hotels will begin to be leased and managed in this manner prior to June 30, 2004. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our taxable REIT subsidiary's management agreements will be respected for purposes of the requirements of the Internal Revenue Code discussed above. Accordingly, we expect that the rental income from our current and future taxable REIT subsidiaries will qualify favorably as "rents from real property," and that the 100% excise tax on excessive rents from a taxable REIT subsidiary will not apply.

  - In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a DE MINIMIS amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  - If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

     Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

  - own our assets for investment with a view to long-term income production and capital appreciation;

  - engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

  - make occasional dispositions of our assets consistent with our long-term investment objectives.

     If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

  - our failure to meet the test was due to reasonable cause and not due to willful neglect;

  - we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

  - any incorrect information on the schedule was not due to fraud with intent to evade tax.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

     ASSET TESTS. At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  - At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

  - Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  - Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

  - For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

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

Prior to our 2001 taxable year, the preceding 90% percentages were 95%. The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we expect that we will not make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

     If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary and desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status. We can provide no assurance that financing would be available for these purposes on favorable terms.

     We may be able to rectify a failure to pay sufficient dividends for any year by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

     In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

DEPRECIATION AND FEDERAL INCOME TAX TREATMENT OF LEASES

     Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over 9 years. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

     We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of sale-leaseback arrangements, the IRS could assert that we realized prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeded the purchase price for that property. While we believe that the value of leased property at the time of purchase did not exceed purchase prices, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any of our sale-leaseback transactions.

TAXATION OF U.S. SHAREHOLDERS

     As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the Internal Revenue Code.

     In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

     (1) we will be taxed at regular corporate capital gains tax rates on retained amounts;

     (2) each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

     (3) each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay;

     (4) each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of this tax that we pay; and

     (5) both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

     For noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 20% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 20% or 25% so that the designations will be proportionate among all classes of our shares.

     Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 20%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

     A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares which are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

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

     Tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a "pension-held REIT" at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

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

  -  the REIT is "predominantly held" by tax-exempt pension trusts; and

  - the REIT would fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

     A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

     For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS. If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

     If our shares are not "United States real property interests" within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.

Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

 BACKUP WITHHOLDING AND INFORMATION REPORTING

     Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 30%, but this rate is scheduled to fall to 28% over the next several years. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder's federal income tax liability.

     A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  -  provides the U.S. shareholder's correct taxpayer identification number; and

  - certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

OTHER TAX CONSEQUENCES

     Our and our shareholders' federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders. Revisions to federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

           ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

GENERAL FIDUCIARY OBLIGATIONS

     Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

  - their investment in our shares satisfies the diversification requirements of ERISA;

  - the investment is prudent in light of possible limitations on the marketability of our shares;

  - they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

  - the investment is otherwise consistent with their fiduciary responsibilities.

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

"PLAN ASSETS" CONSIDERATIONS

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

     Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

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

     The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  - any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  - any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  - any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  - any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

     We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

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

ITEM 2. PROPERTIES

At December 31, 2002, we had real estate investments totaling approximately $2.8 billion, at cost, in 251 hotels that were leased or managed by third parties. The following table summarizes certain information about our properties as of December 31, 2002.

                                          Number of      Undepreciated      Depreciated
Location of Properties by State          Properties     Carrying Value    Carrying Value
-------------------------------          ----------     --------------    --------------
                                                        (in thousands)    (in thousands)
Alabama                                           4      $     33,297      $     27,216
Arizona                                          15           144,834           117,846
California                                       24           353,212           304,093
Colorado                                          3            25,521            21,783
Delaware                                          1            12,949            10,819
Florida                                          17           171,197           146,118
Georgia                                          19           178,230           147,939
Hawaii                                            1            41,525            39,621
Iowa                                              2            15,240            12,305
Illinois                                         12           136,690           120,369
Indiana                                           3            29,061            24,500
Kansas                                            3            21,063            17,857
Kentucky                                          1             4,980             4,153
Louisiana                                         1            28,192            24,158
Massachusetts                                    10            98,345            80,086
Maryland                                          7            74,346            62,054
Michigan                                          8            69,769            60,983
Minnesota                                         3            29,291            23,746
Montana                                           6            77,781            64,048
North Carolina                                   12           106,689            90,130
Nebraska                                          1             6,279             5,091
New Jersey                                        9           117,872            99,617
New Mexico                                        2            22,580            18,486
Nevada                                            3            44,635            40,633
New York                                          3            34,281            26,450
Ohio                                              5            39,179            34,044
Oklahoma                                          2            16,731            14,635
Pennsylvania                                      9           104,286            84,254
Rhode Island                                      1            11,028             8,804
South Carolina                                    2            16,852            14,162
Tennessee                                         8           107,622            90,947
Texas                                            23           229,814           193,984
Utah                                              3            61,933            51,692
Virginia                                         21           215,168           183,914
Washington                                        5            64,322            54,823
Wisconsin                                         1             9,065             7,375
West Virginia                                     1             8,463             7,677
                                         ----------      ------------      ------------
Total                                           251      $  2,762,322      $  2,336,412
                                         ==========      ============      ============

At December 31, 2002, other than 10 of our hotels that were on leased land, we had a fee simple interest in all our properties. In January 2003, we purchased the land related to one of the hotels subject to a ground lease from an unrelated party for $6.5 million. For the other nine hotels subject to a ground lease, in each case, the remaining term of the ground lease (including renewal options) is in excess of 56 years, and the ground lessors are unrelated to us.

ITEM 3. LEGAL PROCEEDINGS

Although in the ordinary course of business we may become involved in ordinary routine litigation incidental to our business, we are not aware of any material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Our common shares are traded on the New York Stock Exchange (symbol: HPT). The following table sets forth for the periods indicated the high and low closing sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports:

    2001                          High             Low
    ----                          ----             ---
First Quarter                  $   26.96       $   22.75
Second Quarter                 $   29.65       $   25.35
Third Quarter                  $   29.40       $   20.95
Fourth Quarter                 $   30.00       $   24.35

    2002                          High             Low
    ----                          ----             ---
First Quarter                  $   34.80       $   29.07
Second Quarter                 $   36.50       $   33.09
Third Quarter                  $   36.36       $   28.02
Fourth Quarter                 $   35.20       $   30.30

The closing price of our common shares on the New York Stock Exchange on March 14, 2003, was $29.98 per share.

As of March 14, 2003, there were 1,192 shareholders of record, and we estimate that as of such date there was in excess of 73,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

                           Distributions
                          Per Common Share
                          ----------------
                        2001             2002
                        ----             ----
First Quarter          $ 0.70           $ 0.71
Second Quarter         $ 0.71           $ 0.72
Third Quarter          $ 0.71           $ 0.72
Fourth Quarter         $ 0.71           $ 0.72
                       ------           ------
    Total              $ 2.83           $ 2.87

All common distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors as our board of trustees deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the five years ended December 31, 2002. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

                                                                       YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                           2002               2001               2000               1999               1998
                                     ----------------   ----------------   ----------------   ----------------    ---------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Revenues:
     Rental income.................. $        247,488   $        240,290   $        234,377   $        212,669    $       157,223
     Hotel operating revenues.......           79,328             37,982                 --                 --                 --
     FF&E reserve income............           21,600             24,652             25,753             20,931             16,108
     Interest income................              290                953              2,893              3,618              1,630
                                     ----------------   ----------------   ----------------   ----------------    ---------------
        Total revenues..............          348,706            303,877            263,023            237,218            174,961

   Expenses:
     Hotel operating expenses.......           50,515             24,375                 --                 --                 --
     Interest.......................           42,424             41,312             37,682             37,352             21,751
     Depreciation and amortization..           96,474             91,395             84,303             74,707             54,757
     General and administrative.....           15,491             14,839             14,767             13,230             10,471
                                     ----------------   ----------------   ----------------   ----------------    ---------------
        Total expenses..............          204,904            171,921            136,752            125,289             86,979
                                     ----------------   ----------------   ----------------   ----------------    ---------------
     Net income before..............          143,802            131,956            126,271            111,929             87,982
        extraordinary item
     Extraordinary loss from
        early extinguishment of
        debt........................            1,600                 --                 --                 --              6,641
                                     ----------------   ----------------   ----------------   ----------------    ---------------
   Net income.......................          142,202            131,956            126,271            111,929             81,341
   Preferred distributions..........            7,572              7,125              7,125              5,106                 --
                                     ----------------   ----------------   ----------------   ----------------    ---------------
   Net income available for
     common shareholders............ $        134,630   $        124,831   $        119,146   $        106,823    $        81,341
                                     ================   ================   ================   ================    ===============
   Common distributions declared.... $        178,856   $        163,592   $        156,404   $        108,925    $       113,220
   Weighted average common shares
     outstanding....................           62,538             58,986             56,466             52,566             42,317

PER COMMON SHARE DATA:
   Net income available for
     common shareholders before
     extraordinary item............. $           2.18   $           2.12   $           2.11   $           2.03    $          2.08
   Net income available for
     common shareholders............ $           2.15   $           2.12   $           2.11   $           2.03    $          1.92
   Distributions per common share... $           2.87   $           2.83   $           2.78   $           2.75    $          2.62

BALANCE SHEET DATA (AS OF
   DECEMBER 31):
   Real estate properties, at cost.. $      2,762,322   $      2,629,153   $      2,429,421   $      2,270,630    $     1,887,735
   Real estate properties, net......        2,336,412          2,265,824          2,157,487          2,082,999          1,774,811
   Total assets.....................        2,403,756          2,354,964          2,220,909          2,194,852          1,837,638
   Debt, net of discount............          473,965            464,781            464,748            414,780            414,753
   Shareholders' equity.............        1,645,020          1,604,519          1,482,940          1,519,715          1,173,857

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the financial statements and the notes thereto included in this Annual Report.

This discussion includes references to cash available for distribution, or CAD. We compute CAD as net income available for common shareholders plus depreciation and amortization expense, plus non-cash expenses (including only amortization of deferred financing costs and administrative expenses to be settled in our common shares), minus those deposits made into FF&E Escrow accounts which are owned by us but which are restricted to use for improvements at our properties. Our method of calculating CAD may not be comparable to CAD which may be reported by other REITs that define this term differently. We consider CAD to be an appropriate measure of performance for HPT, along with cash flow from operating activities, investing activities and financing activities, because it provides investors with an indication of HPT's operating performance and our ability to incur and service debt, make capital expenditures, pay distributions and fund other cash needs. Our CAD is an important factor considered by our board of trustees in determining the amount of our distributions to shareholders. CAD does not represent cash generated by operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income or cash flow from operating activities as a measure of financial performance or liquidity.

CURRENT EVENTS

As a result of the terrorist attacks on the United States on September 11, 2001, concerns regarding a war with Iraq or other countries or another terrorist attack, and the impact of a recessionary economy, the U.S. hotel industry has experienced significant declines versus the comparable prior periods in occupancy, revenues and profitability. These declines primarily arise from reduced business travel and, during 2002, most of our hotel operators reported declines in the operating performance of our hotels versus the prior year. As of December 31, 2002, all of our rent payments are current. As described below, our leases and operating agreements contain security features, such as guarantees, which are intended to protect payment of minimum rents and returns to us in accordance with our leases and agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline.

LEASES AND OPERATING AGREEMENTS

Each of our 251 hotels is included in one of nine groups of hotels of between 12 and 57 properties. These groups are each operated under a pooled agreement by a third party as tenant or manager for an initial term expiring between 2010 and 2019. The agreements contain renewal options for all, but not less than all, of the properties in the same group, and the renewal terms total 20-48 years. Each agreement requires the lessee or operator to: (i) pay all operating costs associated with the hotels; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels ("FF&E reserves"); (iii) make payments to us of minimum rents or returns; and (iv) make payments to us of additional returns equal to 5%-10% of increases in total hotel sales over sales during a specified base year. Each third party has posted a security or performance deposit with us generally equal to one year's minimum rent or return.

One of the nine groups discussed above contains 35 hotels. As of December 31, 2002, 18 of these hotels are operated by subsidiaries of Marriott International, Inc. ("Marriott") under long-term management contracts and leased to our 100% owned taxable REIT subsidiary, or TRS, as allowed by the tax laws applicable to REITs. On June 15, 2001, we purchased four hotels managed by Marriott and our TRS began to lease an additional six hotels which we own. On September 7, 2001 and September 6, 2002, our TRS began to lease six and two hotels, respectively, which we own. Also as of December 31, 2002, the remaining 17 hotels in this group are leased to and operated by subsidiaries of Marriott. Marriott's obligation to pay rents and returns to us for all 35 of these hotels is combined for all purposes under these agreements. An additional four hotels of the 17 leased to Marriott began to be leased to our TRS in January 2003. From time to time prior to June 30, 2004, each of the remaining 13 hotels leased to Marriott are expected to begin to be leased to our TRS and managed by Marriott.

Our TRS does not operate any hotels. Instead, after our TRS begins to lease each hotel, Marriott continues to operate the hotel as manager and our TRS begins to pay rent and FF&E reserves to our other subsidiaries. Because our TRS is consolidated with us, our consolidated statement of income does not show rental income or FF&E reserve income paid by our TRS to our other subsidiaries; instead, our consolidated statement of income shows hotel operating revenues and hotel operating expenses for these hotels. Historically, upon the transfer to us of hotel leasehold interests, the net of hotel operating revenues and hotel operating expenses has generally been equal to the rental income and FF&E reserve income previously attributable to that hotel, a condition we expect will continue as transfers occur under current market conditions.

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

Total revenues were $348,706 for 2002, a 14.8% increase over revenues of $303,877 for 2001. This increase is primarily due to activities of our TRS and our hotel acquisitions.

Rental income was $247,488 for 2002, a 3.0% increase from $240,290 for 2001. This increase is a result of our acquisition of 21 hotels in April 2002, partially offset by minimum rental income recognized in 2001 for hotels which subsequently began to be leased to our TRS.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income was $21,600 for 2002, a 12.4% decrease from FF&E reserve income of $24,652 for 2001. This decrease is due primarily to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States described above, offset somewhat by a scheduled increase in the applicable percentage used to calculate FF&E reserves at some of our hotels. Part of this decrease is also due to activities related to the 18 hotels which began to be leased by our TRS at various times from June 2001, as discussed above. The revenues which are escrowed as FF&E reserves for hotels leased by our TRS are not separately stated in our consolidated statements of income.

Our TRS's activities have given rise to hotel operating revenues of $79,328 for 2002, a 108.9% increase over hotel operating revenues of $37,982 in 2001. Our TRS's activities have also given rise to hotel operating expenses of $50,515 for 2002, a 107.2% increase over hotel operating expenses of $24,375 in 2001. The increases in hotel operating revenues and expenses were caused by activities at the 18 hotels that began to be leased by our TRS, at various times, from June 2001. The hotels leased to our TRS generated net operating results that were $5,822 in 2002 and $1,957 in 2001 less than the minimum returns due to us. These amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by Marriott. We expect hotel operating revenues and hotel operating expenses to increase in the future as 17 hotels currently leased by Marriott begin to be leased to our TRS and operated by Marriott from time to time prior to June 30, 2004, including four hotels beginning in January 2003.

Interest income was $290 for 2002, a 69.6% decrease from interest income of $953 for 2001. This decrease was due to a lower average cash balance and a lower average interest rate during 2002.

Total expenses were $204,904 for 2002, a 19.2% increase over total expenses of $171,921 for 2001. The increase is due primarily to our recognition of hotel operating expenses for a larger number of hotels leased to our TRS in 2002 than in 2001, and increases in other expenses arising from our additional hotel investments during 2001 and 2002.

Interest expense for 2002 was $42,424, a 2.7% increase over interest expense of $41,312 for 2001. The increase was primarily due to higher average borrowings partially offset by a lower weighted average interest rate during 2002. Depreciation and amortization expense was $96,474 for 2002, a 5.6% increase over depreciation and amortization expense of $91,395 for 2001. This increase was due principally to the impact of the depreciation of 21 hotels acquired in April 2002, and the impact of the purchase of depreciable assets during 2001 and 2002 with funds from FF&E reserve accounts owned by us. General and administrative expense was $15,491 for 2002, a 4.4% increase from general and administrative expense of $14,839 in 2001. This increase is due principally to the impact of additional hotel investments during 2001 and 2002.

Net income before extraordinary item was $143,802 for 2002, a 9.0% increase over net income before extraordinary item of $131,956 for 2001. The increase was primarily due to increased rental income from new investments partially offset by a decrease in FF&E reserve income and increases in interest and depreciation expenses. In 2002, we recognized an extraordinary loss of $1,600 to write-off the unamortized deferred financing costs associated with $115,000 of senior notes we redeemed on July 18, 2002.

Net income available for common shareholders was $134,630 for 2002, or $2.15 per share, a 7.8% increase, or 1.4% on a per share basis, over net income available for common shareholders of $124,831, or $2.12 per share, for 2001. This increase resulted from the investment and operating activity discussed above.

Cash Available for Distribution, or CAD, for 2002 and 2001 is derived as follows:

                                                                        2002             2001
                                                                     ----------       ----------
       Net income available for common shareholders                  $  134,630       $  124,831

       Add:  Depreciation and amortization                               96,474           91,395
             Extraordinary item                                           1,600                -
             Non-cash expenses, primarily amortization of
                deferred financing costs                                  3,900            3,313

       Less: FF&E reserves(1)                                            25,710           26,540
                                                                     ----------       ----------

       Cash Available for Distribution                               $  210,894       $  192,999
                                                                     ==========       ==========

   (1) All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at our hotels. Our net income includes $21,600 and $24,652 for 2002 and 2001, respectively, of tenant deposits into FF&E reserve escrow accounts owned by us, which are subtracted from net income in determining CAD because these amounts are not available to us for distributions to shareholders. The FF&E reserves amounts shown here also include $4,110 and $1,888 for 2002 and 2001 respectively, of our hotel operating revenues, which we have escrowed for routine capital improvements for the hotels leased to our TRS and operated by Marriott under a long-term management agreement. Hotel revenues which are escrowed as FF&E reserves for our hotels leased by our TRS are not separately stated in our consolidated statements of income. Some of our leases provide that FF&E reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2002 and 2001 periods totaled $14,840 and $14,355, respectively, and are not removed here because they are not included in our income.

CAD was $210,894 for 2002, a 9.3% increase over CAD of $192,999 for 2001. This increase was due to the impact of our acquisition of 21 hotels during April 2002, offset by increases in interest and general and administrative expenses, and a decrease in interest income.

CAD does not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow from operations was $210.2 million in 2002, a 2.4% increase from $205.4 million in 2001 primarily due to the impact of new hotel investments in 2001 and 2002. Cash used in investing activities was $142.3 million in 2002, a 20.6% decrease from $179.2 million in 2001, primarily because fewer hotel acquisitions were completed in 2002. Cash used in financing activities was $99.6 million in 2002, a 744.1% increase over $11.8 million in 2001, primarily because of lower equity issuances in 2002 and increased distributions on common shares.

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

Total revenues were $303,877 for 2001, a 15.5% increase over revenues of $263,023 for 2000. This increase is primarily due to our TRS's activities and our hotel acquisitions.

Rental income was $240,290 for 2001, a 2.5 % increase from $234,377 for 2000 as a result of our acquisition of 8 hotels in 2001, which was partially offset by minimum rental income recognized in 2000 for hotels which subsequently began to be leased to our TRS.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income was $24,652 for 2001, a 4.3% decrease from FF&E reserve income of $25,753 for 2000. This decrease is due primarily to reduced levels of hotel sales attributable to the events of September 11, 2001, and modest declines which began to affect the hotel industry earlier in 2001 as a result of the recessionary economy, offset somewhat by a scheduled increase in the applicable percentage used to calculate FF&E reserves at some of our hotels. Part of this decrease is also due to activities related to the 16 hotels which began to be leased by our TRS at various times from June 2001, as discussed above, the revenues which are escrowed as FF&E reserves for hotels leased by our TRS are not separately stated in our consolidated statements of income.

Our TRS's activities gave rise to hotel operating revenues of $37,982 and hotel operating expenses of $24,375 in 2001. Hotel operating expenses were reduced by payments of $1,957 from Marriott in 2001 under the terms of its guarantee to us. There are no comparable amounts in the 2000 period because all of our hotels were operated under third party leases.

Interest income was $953 for 2001, a 67.1% decrease from interest income of $2,893 for 2000. This decrease was due to a lower average cash balance and a lower average interest rate during 2001.

Total expenses were $171,921 for 2001, a 25.7% increase over total expenses of $136,752 for 2000. The increase is due primarily to our recognition of hotel operating expenses for 16 hotels which began to be leased to our TRS at various times starting June 2001 and increases in other expenses arising from our additional hotel investments during 2000 and 2001.

Interest expense was $41,312 for 2001, a 9.6% increase over interest expense of $37,682 for 2000. The increase was primarily due to higher average borrowings partially offset by a lower weighted average interest rate during 2001. Depreciation and amortization expense was $91,395 for 2001, a 8.4% increase over depreciation and amortization expense of $84,303 for 2000. This increase was principally due to the impact of the depreciation of eight hotels acquired in 2001 and the impact of the purchase of depreciable assets during 2000 and 2001 with funds from FF&E reserve accounts owned by us. General and administrative expense was $14,839 for 2001, a 0.5% increase from general and administrative expense of $14,767 in 2001. This increase is due principally to the impact of additional hotel investments during 2001.

Net income was $131,956 for 2001, a 4.5% increase over net income of $126,271 for 2000. The increase was primarily due to increased rental income from new investments partially offset by a decrease in FF&E reserve income and increases in interest and depreciation expenses.

Net income available for common shareholders was $124,831 for 2001, or $2.12 per share, a 4.8% increase, or 0.5% on a per share basis, over net income available for common shareholders of $119,146, or $2.11 per share, for 2000. This increase resulted from the investment and operating activity discussed above.

Cash Available for Distribution, or CAD, for 2001 and 2000 is derived as follows:

                                                                        2001             2000
                                                                     ----------       ----------
       Net income available for common shareholders                  $  124,831       $  119,146

       Add:   Depreciation and amortization                              91,395           84,303
              Non-cash expenses, primarily amortization of
                  deferred financing costs                                3,313            3,067

       Less:  FF&E reserves(1)                                           26,540           25,753
                                                                     ----------       ----------

       Cash Available for Distribution                               $  192,999       $  180,763
                                                                     ==========       ==========

   (1) All of our leases require that our tenants make periodic payments into FF&E reserve escrow accounts for the purpose of funding expected capital expenditures at our hotels. Our net income includes $24,652 and $25,753 for 2001 and 2000, respectively, of tenant deposits into FF&E reserve escrow accounts owned by us, which are subtracted from net income in determining CAD because these amounts are not available to us for distributions to shareholders. The FF&E reserves amounts shown here also include $1,888 and zero for 2001 and 2000 respectively, of our hotel operating revenues, which we have escrowed for routine capital improvements for the hotels leased to our TRS and operated by Marriott under a long-term management agreement. Hotel revenues which are escrowed as FF&E reserves for our hotels leased by our TRS are not separately stated in our consolidated statements of income. Some of our leases provide that FF&E reserve escrow accounts are owned by our tenants during the lease terms while we have security and remainder interests in the escrow accounts and in property purchased with funding from those accounts. Deposits into FF&E reserve accounts owned by our tenants during the 2001 and 2000 periods totaled $14,355 and $15,284, respectively, and are not removed here because they are not included in our income.

CAD was $192,999 for 2001, a 6.8% increase over CAD of $180,763 for 2000. This increase was due to the impact of our acquisition of eight hotels during 2001, offset by increases in interest and general and administrative expenses, and a decrease in interest income.

CAD does not represent cash flows from operating activities as determined in accordance with generally accepted accounting principles and should not be considered an alternative to net income as an indicator of our financial performance or to cash flows from operating activities as a measure of liquidity. Cash flow from operations was $205.4 million in 2001, a 9.0% increase from $188.3 million in 2000 primarily due to the impact of new hotel investments in 2000 and 2001. Cash used in investing activities was $179.2 million in 2001, a 45.5% increase from $123.2 million in 2000, primarily because of larger investments in hotels purchased in 2001 versus hotels in 2000. Cash used in financing activities was $11.8 million in 2001 a 89.7% decrease from $114.1 million in 2000, primarily because of our equity issuance in 2001 offset somewhat by increased distributions on common shares; we issued no equity in 2000.

LIQUIDITY AND CAPITAL RESOURCES

--OUR TENANTS AND OPERATORS

All of our hotels are leased to or operated by third parties. We do not operate hotels. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. These third parties derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due us generally from hotel operating revenues.

We define coverage for each of our nine grouped hotel leases or operating agreement as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features is presented in the table on pages 33 and 34. Eight of nine of our hotel pools, representing 227 hotels, generated coverage of at least 1.0x during 2001, and three hotel pools, representing 89 hotels generated coverage of at least 1.0x during 2002. If a hotel pool does not generate coverage of at least 1.0x, our tenant or operator must supplement hotel operating results to make the minimum payments due to us to prevent default under the lease or operating agreement. In addition, 153 hotels we own in five pools, 58.2% of our total investments, at cost, are operated under leases or management agreements which are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations. As of December 31, 2002, all payments due, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2002, are current. However, the effectiveness of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the documents. At December 31, 2002, it appears that the Barcelo Crestline subtenants and Candlewood guarantor, as described in charts on pages 33 and 34, respectively, may have lesser net worths than are required by our sublease and guaranty documents. We have granted limited waivers of these net worth requirements while we negotiate with these subtenants and the guarantor regarding these matters. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline.

--OUR OPERATING LIQUIDITY AND RESOURCES

Our principal source of funds for current expenses and distributions to shareholders is our operations, primarily rents from leasing and the excess of hotel operating revenues over hotel operating expenses for hotels leased to our TRS. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents and returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay our operating expenses, including interest, and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, including interest, and distribution payments for the foreseeable future.

We have maintained our status as a REIT under the Internal Revenue Code, by meeting certain requirements, including the distribution of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999 federal legislation known as the REIT Modernization Act, or RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. We entered our first transaction using a TRS on June 15, 2001. The income realized by our TRS in excess of the rent it pays to us will be subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

-- OUR INVESTMENT AND FINANCING LIQUIDITY AND RESOURCES (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Various percentages of total sales at all of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves, as discussed above. As of December 31, 2002, there was approximately $64,270 on deposit in these escrow accounts, of which $46,807 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $17,463 is held in accounts owned by our tenants and is not reflected on our balance sheet. We have security and remainder interests in the accounts owned by our tenants. During 2002, $40,550 was contributed to these accounts and $29,149 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. The credit facility in effect at the beginning of 2002 expired in March 2002. Our new facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The new facility permits borrowing up to $350,000 and includes a feature under which the maximum draw may expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.

At December 31, 2002, we had $7,337 of cash and cash equivalents and all $350,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At December 31, 2002, we had no commitments to purchase additional properties. However, we expect to make improvements and undertake a modernization program at 36 of our Courtyard by Marriott(R) hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott(R) rooms which we own. Approximately $25,700 of the estimated $58,200 cost for this project is expected to be funded by amounts on deposit in FF&E reserve accounts. We plan to fund the remaining $32,500 of costs with existing cash balances or borrowings under our credit facility. Upon funding, our minimum annual rent related to these hotels will increase by 10% of the amount funded. Our funding is expected to take place before the end of the 2003 second quarter.

In January 2003, we issued $175,000 of 6.75% senior notes, due 2013. Net proceeds after underwriting and other offering expenses were $172,555. In February 2003, we redeemed at par plus accrued interest, all $150,000 of our outstanding 8.5% senior notes due 2009. Our debts have maturities, as adjusted for January 2003 and February 2003 transactions, as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012 and $175,000 in 2013. None of these debt obligations require principal or sinking fund payments prior to their maturity date.

To the extent amounts are outstanding on our credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. In March 2002, our shelf registration statement was declared effective by the Securities and Exchange Commission. As of December 31, 2002, we had $2,558,750 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

On January 6, 2003, a distribution of $0.72 per common share was declared with respect to fourth quarter 2002 results and was paid to shareholders on February 20, 2003, using cash on hand.

-- DEBT COVENANTS

Our debt obligations at December 31, 2002, were limited to our revolving credit facility and our $475 million of public debt. Each issue of our public debt is governed by an indenture. This indenture and its supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. During the period from our incurrence of these debts through December 31, 2002, we were in compliance with all of our covenants under our indenture and its supplements and our credit agreement.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20 million or more. Similarly, a default on our public indenture would constitute a default on our credit agreement.

As of December 31, 2002, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2002, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no "off balance sheet" liabilities.

-- RELATED PARTY TRANSACTIONS

We have an agreement with Reit Management & Research LLC, or RMR. RMR provides investment, management and administrative services to us. RMR is owned by Barry
M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees. Each of our executive officers are also officers of RMR. Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our contract with RMR at least annually and make determinations regarding its negotiation, renewal or termination. Any termination of our contract with RMR would cause a default under our bank credit facility, if not approved by a majority of lenders. Our current contract term with RMR expires on December 31, 2003. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fee payable to RMR is paid in our common shares.

CRITICAL ACCOUNTING POLICIES

Our most critical accounting policies involve our investments in real property. These policies affect our:

  - allocation of purchase price between various asset categories and the related impact on our recognition of depreciation expense;
  -  assessment of the carrying value of long-lived assets; and
  -  classification of our leases.

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

PROPERTY LEASES, OPERATING AGREEMENTS AND TENANT OPERATING STATISTICS

As of December 31, 2002, we owned 251 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of hotel operating companies including Marriott International, Inc., Host Marriott Corporation, Barcelo Crestline Corporation, Wyndham International, Inc., Prime Hospitality Corporation, Candlewood Hotel Company, Inc. and BRE/Homestead Village LLC.

The tables on the following pages summarize the key terms of our leases and operating agreements at December 31, 2002, and include statistics reported directly to us or derived from statistics reported to us by our tenants and operators. These statistics include occupancy, average daily rate, or ADR, revenue per available room, or RevPAR, and coverage. Although we consider these statistics, along with the lease or operating agreement security features also presented in the tables on the following pages, to be important measures of our tenants' and operators' success in operating our hotels and their ability to make continued payments to us, none of the third party reported information is a direct measure of our financial performance.

                                                                                          Marriott(R)/Residence
                                                                                            Inn by Marriott(R)/
                                                                                        Courtyard by Marriott(R)/
                                                                                          TownePlace Suites by
                                            Courtyard by           Residence Inn by       Marriott(R)/SpringHill
Hotel Brand                                  Marriott(R)              Marriott(R)        Suites by Marriott(R)(1)
---------------------------------------------------------------------------------------------------------------------
PROPERTY LEASES AND OPERATING AGREEMENTS

Number of Hotels                                 53                       18                       35

Number of Rooms/Suites                          7,610                   2,178                     5,382

Number of States                                 24                       14                       15

Tenant                                      Subsidiary of         Subsidiary of Host          Subsidiary of
                                                Host                 Subleased to          Marriott/Subsidiary
                                            Subleased to            Subsidiary of            of Hospitality
                                            Subsidiary of         Barcelo Crestline         Properties Trust
                                               Barcelo
                                              Crestline

Manager                                     Subsidiary of           Subsidiary of             Subsidiary of
                                              Marriott                 Marriott                 Marriott

Investment at
December 31, 2002 (000s)(2)                    $514,803                $179,386                  $453,955

Security Deposit (000s)                        $50,540                 $17,220                   $36,204

End of Current Term                             2012                     2010                     2019

Renewal Options(3)                         3 for 12 years          1 for 10 years,         2 for 15 years each
                                                each             2 for 15 years each

Current Annual Minimum
Rent/Return (000s)                             $51,480                 $17,914                   $48,288

Percentage Rent/Return(4)                       5.0%                     7.5%                     7.0%

TENANT OPERATING STATISTICS(5)

Rent/Return Coverage(5)(6):
   Year ended 12/31/01                          1.7x                     1.4x                     1.1x
   Year ended 12/31/02                          1.5x                     1.2x                     0.9x

Other Security Features                   HPT controlled        HPT controlled lockbox    Limited guarantee
                                          lockbox with          with minimum balance      provided by Marriott.
                                          minimum balance       maintenance               Crestline and
                                          maintenance           requirement; subtenant    Marriott.
                                          requirement;          and subtenant parent
                                          subtenant and         minimum net worth
                                          subtenant parent      requirement.
                                          minimum net worth
                                          requirement.

                                            Residence Inn by
                                          Marriott(R)/Courtyard
                                             by Marriott(R)/
                                          TownePlace Suites by
                                          Marriott(R)/SpringHill
Hotel Brand                                Suites by Marriott(R)   Wyndham(R)
-----------------------------------------------------------------------------------------
PROPERTY LEASES AND OPERATING AGREEMENTS

Number of Hotels                                    19                   12

Number of Rooms/Suites                             2,756               2,321

Number of States                                    14                   8

Tenant                                         Subsidiary of       Subsidiary of
                                             Barcelo Crestline        Wyndham

Manager                                        Subsidiary of       Subsidiary of
                                                 Marriott             Wyndham

Investment at
December 31, 2002 (000s)(2)                      $274,222             $182,570

Security Deposit (000s)                           $28,509             $18,325

End of Current Term                                2015                 2014

Renewal Options(3)                          2 for 10 years each       4 for 12
                                                years each

Current Annual Minimum
Rent/Return (000s)                                $28,508             $18,325

Percentage Rent/Return(4)                          7.0%                 8.0%

TENANT OPERATING STATISTICS(5)

Rent/Return Coverage(5)(6):
   Year ended 12/31/01                             1.0x                 1.0x
   Year ended 12/31/02                             0.9x                 0.8x

Other Security Features                   Limited guarantees    Wyndham parent
                                          provided by Barcelo   minimum net worth
                                          Crestline and         requirement.
                                          Marriott.

 (1) At December 31, 2002, 17 of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott. The remaining 18 hotels were operated by subsidiaries of Marriott under a management contract with our TRS. Marriott's obligations under the lease and the management contracts are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

 (2) Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

 (3) Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

 (4) Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

 (5) We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

 (6) Represents data for the fiscal year ended December 28, 2001, and January 3, 2003, respectively, for the hotels managed by Marriott.

                                                                                                                         Total/
                                            Summerfield                                                                  Range/
                                             Suites by                           Candlewood          Homestead           Average
Hotel Brand                                  Wyndham(R)      AmeriSuites(R)       Suites(R)       Studio Suites(R) (all investments)
-----------------------------------------------------------------------------------------------------------------------------------
PROPERTY LEASES AND OPERATING AGREEMENTS

Number of Hotels                                15                24                 57                 18               251

Number of Rooms/Suites                         1,822             2,929              6,887             2,399             34,284

Number of States                                 8                14                 23                 5                 37

Tenant                                     Subsidiary of     Subsidiary of      Subsidiary of     Subsidiary of
                                              Wyndham            Prime           Candlewood       BRE/Homestead
                                                                                                   Village LLC

Manager                                    Subsidiary of     Subsidiary of      Subsidiary of     Subsidiary of
                                              Wyndham            Prime           Candlewood        BRE/Homestead
                                                                                                   Village LLC

Investment at
December 31, 2002 (000s)(1)                  $240,000          $243,350           $434,750           $145,000         $2,668,036

Security Deposit (000s)                       $15,000          $25,575(2)          $46,085            $15,960          $253,418

End of Current Term                            2017              2013               2018               2015           2010-2019
                                                                                                                    (average 13.6
                                                                                                                        years)

Renewal Options(3)                            4 for 12         3 for 15           3 for 15           2 for 15
                                             years each       years each         years each         years each

Current Annual Minimum
Rent/Return (000s)                            $25,000           $23,795            $44,389           $15,960           $273,659

Percentage Rent/Return(4)                      7.5%              8.0%               10.0%             10.0%             5%-10%

TENANT OPERATING STATISTICS(5)

Rent/Return Coverage(5)(6):
   Year ended 12/31/01                         1.1x              0.6x               1.1x               1.2x           0.6x -1.7x
   Year ended 12/31/02                         0.7x              0.6x               0.9x               1.0x           0.6x -1.5x

Other Security Features                   Wyndham parent   Limited            Candlewood         Homestead
                                          minimum net      guarantee          parent guarantee   parent
                                          worth            secured by $16.5   and minimum net    guarantee and
                                          requirement.     million cash       worth              minimum net
                                                           deposit.           requirement.       worth
                                                                                                 requirement.

 (1) Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

 (2) Excludes deposit of approximately $16.5 million retained by us to secure guarantee obligations to us.

 (3) Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

 (4) Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

 (5) We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

 (6) Represents data for the fiscal year ended December 28, 2001, and January 3, 2003, respectively, for the hotels managed by Marriott.

The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR, reported to us by our third party tenants and managers by lease or operating agreement for the periods indicated for the 247 hotels we own which were open for at least one full year as of January 1, 2002:

                               No. of       No. of
Lease                          Hotels    Rooms/Suites    2002(1)      2001(1)      Change
-----                         --------   ------------   ---------    ---------    --------
ADR
Host (lease no. 1)                 53        7,610      $   97.10    $  102.12       -4.9%
Host (lease no. 2)                 18        2,178      $   95.31    $  103.65       -8.0%
Marriott                           35        5,382      $   90.53    $   94.48       -4.2%
Barcelo Crestline                  18        2,604      $   90.82    $   97.58       -6.9%
Wyndham (lease no. 1)              12        2,321      $   81.74    $   90.23       -9.4%
Wyndham (lease no. 2)              15        1,822      $  101.40    $  120.56      -15.9%
Prime                              21        2,556      $   68.39    $   72.05       -5.1%
Candlewood                         57        6,887      $   52.70    $   56.20       -6.2%
Homestead                          18        2,399      $   48.73    $   52.76       -7.6%
                              --------------------      ---------------------------------
Total/Average                     247       33,759      $   79.84    $   85.70       -6.8%

OCCUPANCY
Host (lease no. 1)                 53        7,610          69.30%       73.20%      -5.3%
Host (lease no. 2)                 18        2,178          76.10%       77.60%      -1.9%
Marriott                           35        5,382          72.30%       72.50%      -0.3%
Barcelo Crestline                  18        2,604          68.80%       69.30%      -0.7%
Wyndham (lease no. 1)              12        2,321          71.10%       67.00%       6.1%
Wyndham (lease no. 2)              15        1,822          79.20%       75.80%       4.5%
Prime                              21        2,556          62.10%       61.90%       0.3%
Candlewood                         57        6,887          75.30%       74.50%       1.1%
Homestead                          18        2,399          74.80%       74.80%         -
                              --------------------      ---------------------------------
Total/Average                     247       33,759          71.90%       72.30%      -0.6%

RevPAR
Host (lease no. 1)                 53        7,610      $   67.29    $   74.75      -10.0%
Host (lease no. 2)                 18        2,178      $   72.53    $   80.43       -9.8%
Marriott                           35        5,382      $   65.45    $   68.50       -4.4%
Barcelo Crestline                  18        2,604      $   62.48    $   67.62       -7.6%
Wyndham (lease no. 1)              12        2,321      $   58.11    $   60.43       -3.8%
Wyndham (lease no. 2)              15        1,822      $   80.33    $   91.41      -12.1%
Prime                              21        2,556      $   42.34    $   44.61       -5.1%
Candlewood                         57        6,887      $   39.68    $   41.87       -5.2%
Homestead                          18        2,399      $   36.45    $   39.46       -7.6%
                              --------------------      ---------------------------------
Total/Average                     247       33,759      $   57.40    $   61.96       -7.3%

   (1) Includes data for the calendar year indicated, except for our Courtyard by Marriott(R), Residence Inn by Marriott(R), Marriott Hotels Resorts and Suites(R), TownePlace Suites by Marriott(R), and SpringHill Suites by Marriott(R) branded hotels, which include data for the 52 and 53 week peroids ended January 3, 2003 and December 28, 2001, respectively.

SEASONALITY

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our contractual lease and operating agreement require our tenants/managers to make the substantial portion of our rents and return payments to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our tenants' or operators' ability to meet their contractual obligations to us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2001. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. In January 2003 we issued $175 million of 6.75% senior notes due 2013 and in February 2003 we prepaid $150 million of 8.5% senior notes due 2009. Including the impact of these two transactions, at March 14, 2003, our total outstanding debt consisted of four issues of fixed rate, senior unsecured notes:

                                 Annual           Annual
       Principal Balance     Interest Rate   Interest Expense      Maturity    Interest Payments Due
       -----------------     -------------   ----------------      --------    ---------------------
         $ 150.0 million         7.000%       $ 10.5 million         2008          Semi-Annually
            50.0 million         9.125%          4.6 million         2010          Semi-Annually
           125.0 million         6.850%          8.6 million         2012          Semi-Annually
           175.0 million         6.750%         11.8 million         2013          Semi-Annually
         ---------------                      ---------------
         $ 500.0 million                      $ 35.5 million

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3.5 million. Changes in the interest rate also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. A hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations in the table above by approximately $13.6 million.

Each of our fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

Our revolving credit facility bears interest at floating rates and matures in 2005. As of December 31, 2002, there was zero outstanding and the full amount of $350 million was available. The credit facility has a feature that will allow us to expand borrowings up to $700 million, in certain cases. Our revolving credit facility is available to finance acquisitions and for general business purposes. Repayments under the revolving credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations, but would affect the interest which we must pay on this debt.

The interest rate market which has an impact upon us is the U.S. dollar interest rate market for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and financial statement schedule begin on Page F-1 (see index in Item 15(a)).

One of our tenants, HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, leases 53 hotels from us which represent 19% (20% at December 31, 2001) of our investments, at cost at December 31, 2002. During 1999, with our consent, HMH HPT Courtyard LLC began to sublease these 53 properties to CCMH Courtyard I LLC, a subsidiary of Barcelo Crestline Corporation. The financial statements for HMH HPT CBM LLC as of December 31, 2002, and December 31, 2001, and for the three fiscal years ended December 31, 2002, begin on page F-17. The financial statements of CCMH Courtyard I LLC as of January 3, 2003, and December 28, 2001, and for the three fiscal years ended January 3, 2003, begin on page F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arthur Andersen LLP audited our consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Upon unanimous recommendation of our audit committee, our board of trustees dismissed Arthur Andersen LLP as our independent auditor effective June 28, 2002, and engaged Ernst & Young LLP to serve as our independent auditor for the year ending December 31, 2002. The change was not the result of any disagreement between us and Arthur Andersen LLP on any matter. Because of the circumstances currently affecting Arthur Andersen LLP, it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims investors and purchasers of our securities may have that are available to security holders under the federal and state securities laws.

We have no disagreements with our accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION. Under our 1995 Incentive Share Award Plan, we grant common shares to our officers and other employees of RMR, subject to vesting requirements, based on annual performance reviews. In addition, under this plan, our independent trustees receive 300 shares per year each as part of their annual compensation for serving as trustees. Payments by us to RMR are described in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Related Party Transactions". The following table provides a summary as of December 31, 2002, our 1995 Incentive Share Award Plan.

                                                                                       Number of securities
                                                                                     remaining available for
                            Number of securities                                      future issuance under
                              to be issued upon            Weighted-average            equity compensation
                                 exercise of              exercise price of              plans (excluding
                            outstanding options,         outstanding options,        securities reflected in
                             warrants and rights         warrants and rights               column (a))

                                     (a)                         (b)                           (c)
                           ------------------------    -------------------------     -------------------------
   Equity compensation
    plans approved by
    security holders                None.                       None.                         41,000

   Equity compensation
  plans not approved by
    security holders                None.                       None.                          None.

          Total                     None.                       None.                         41,000

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

a) Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

b) There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following audited consolidated financial statements and schedule of Hospitality Properties Trust are included on the pages indicated:

                                                                                          Page
                                                                                          ----
    Report of Independent Auditors....................................................    F-1

    Report of Independent Public Accountants..........................................    F-2

    Consolidated Balance Sheet as of December 31, 2002 and 2001.......................    F-3

    Consolidated Statement of Income for the three years ended December 31, 2002......    F-4

    Consolidated Statement of Shareholders' Equity for the three years ended
    December 31, 2002.................................................................    F-5

    Consolidated Statement of Cash Flows for the three years ended
    December 31, 2002.................................................................    F-6

    Notes to Consolidated Financial Statements........................................    F-7

    Report of Independent Auditors on Schedule........................................    F-13

    Report of Independent Public Accountants on Schedule..............................    F-14

    Schedule III - Real Estate and Accumulated Depreciation...........................    F-15

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The following audited financial statements of HMH HPT CBM LLC, a subsidiary of Host Marriott Corporation and the lessee of 53 of our Courtyard by Marriott(R) hotels are included on the pages indicated:

                                                                                          Page
                                                                                          ----
    Introduction to Supplementary Financial Statements
    of HMH HPT CBM LLC................................................................    F-17

    Independent Auditors Report.......................................................    F-18

    Report of Independent Public Accountants..........................................    F-19

    Balance Sheets as of December 31, 2002 and December 31, 2001......................    F-20

    Statements of Operations for the fiscal years ended December 31, 2002,
    December 31, 2001 and December 31, 2000...........................................    F-21

    Statements of Changes in Member's Equity for the fiscal years ended
    December 31, 2002, December 31, 2001 and December 31, 2000........................    F-22

    Statements of Cash Flows for the fiscal years ended December 31, 2002,
    December 31, 2001 and December 31, 2000...........................................    F-23

    Notes to Financial Statements.....................................................    F-24

The following audited financial statements of CCMH Courtyard I LLC, a subsidiary of Barcelo Crestline Corporation, and the sublessee of the 53 Courtyard by Marriott(R) hotels leased to HMH HPT CBM LLC, are included on the pages indicated. These assets are subleased by CCMH Courtyard I LLC from HMH HPT CBM LLC, a subsidiary of Host Marriott Corporation, whose audited financial statements appear on the pages indicated above.

                                                                                          Page
                                                                                          ----
    Introduction to Supplementary Financial Statements
    of CCMH Courtyard I LLC...........................................................    F-28

    Report of Independent Public Auditors.............................................    F-29

    Report of Independent Public Accountants..........................................    F-30

    Balance Sheets as of January 3, 2003 and December 28, 2001........................    F-31

    Statements of Operations for the fiscal years ended January 3, 2003,
    December 28, 2001 and December 29, 2000...........................................    F-32

    Statements of Member's Equity for the fiscal years ended January 3, 2003,
    December 28, 2001 and December 29, 2000...........................................    F-33

    Statements of Cash Flows for the fiscal years ended January 3, 2003,
    December 28, 2001, and December 29, 2000..........................................    F-34

    Notes to Financial Statements.....................................................    F-35

(b) REPORTS ON FORM 8-K

During the fourth quarter of 2002, we filed the following Current Reports on Form 8-K as follows:

     1. On October 3, 2002, the Company filed a Current Report on Form 8-K to announce a press release issued by the Company on October 1, 2002, regarding the issuance of a quarterly common dividend and the election of officers.

     2. On December 5, 2002, the Company filed a Current Report on Form 8-K to announce the issuance of 8.875% series B cumulative redeemable preferred shares in a public offering and filed as exhibits: (i) Underwriting Agreement, dated as of December 5, 2002 by and among Hospitality Properties Trust and the several underwriters named therein relating to 8.875% series B cumulative redeemable preferred shares, (ii) Form of Articles Supplementary relating to the 8.875% series B cumulative redeemable preferred shares, (iii) Form of temporary 8.875% series B cumulative redeemable preferred share certificate, (iv) Opinion of Sullivan & Worcester LLP re: tax matters,
          (v) Computation of ratio of earnings to fixed charges, (vi) Computation of ratio of earnings to combined fixed charges and preferred distributions and (vii) Consent of Sullivan & Worcester LLP (contained in Exhibit 8.1).

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

3.5       Articles Supplementary dated December 9, 2002. (FILED HEREWITH)

3.6       Amended and Restated Bylaws of the Company, as amended. (FILED
          HEREWITH)

4.1 Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

4.2 Form of 9-1/2% Series A Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

4.3 Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MAY 29,
          1997)

4.4 Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
          1997)

4.5 Supplemental Indenture No. 1, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company's 7.00% Senior Notes due 2008, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

4.6 Supplemental Indenture No. 4 dated as of July 14, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.7 Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.8 Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED DECEMBER 6, 2002)

4.9 Supplemental Indenture No. 6 dated as of July 8, 2002 between the Company and State Street Bank and Trust Company, including form of 6.85% Senior Notes due 2012. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2002)

4.10 Supplemental Indenture No. 7 dated as of January 24, 2003 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company's 63/4% Senior Notes due 2013, including form of thereof. (FILED HEREWITH)

8.1 Opinion of Sullivan & Worcester LLP as to certain tax matters. (FILED HEREWITH)

10.1 Advisory Agreement, dated January 1, 1998, by and between REIT Management & Research, Inc. and the Company (+). (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 11, 1998)

10.2 The Company's 1995 Incentive Share Award Plan (+). (INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.3 Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a/ HMH Properties, Inc. and Courtyard Management Corporation. (INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.4 Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and the Company and Consolidation Letter Agreement by and between Courtyard Management Corporation and the Company. (INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.5 Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.6 Amended and Restated Master Lease Agreement, dated as of December 23, 1999, by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.7 Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.8 Agreement to Assign, Release, Franchise and Manage, dated as of June 15, 2001, by and among HPT, HPTMI Properties Trust ("HPTMI"), HPTMI Hawaii, Inc. ("HPTMI Hawaii"), HPT TRS MI-135, Inc. ("TRS"), Marriott International, Inc. ("MI"), CR14 Tenant Corporation ("CR14"), CRTM17 Tenant Corporation ("CRTM17"), Courtyard Marriott Corporation ("Courtyard"), Marriott Hotel Services, Inc. ("Full Service Manager"), Residence Inn by Marriott, Inc. ("Residence Inn"), SpringHill SMC Corporation ("SpringHill") and TownePlace Management Corporation, ("TownePlace"). (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.9 Form of Management Agreement by and between Courtyard and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001)

10.10 Pooling Agreement, dated as of June 15, 2001, by and among MI, Full Service Manager, Residence Inn, Courtyard, SpringHill, TownePlace and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.11 Amended and Restated Limited Rent Guaranty, dated as of June 15, 2001, made by MI in favor of HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.12 Guaranty, dated as of June 15, 2001, made by MI in favor of TRS. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.13 Holdback and Security Agreement, dated as of June 15, 2001, by and among MI, St. Louis Airport, L.L.C., Nashville Airport, L.L.C., Residence Inn, Courtyard, SpringHill, TownePlace, Full Service Manager, CR14, CRTM17, TRS, HPTMI Hawaii and HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JULY 31,
          2001)

10.14 Credit Agreement dated as of March 26, 2002 by and among the Company, First Union Securities, Inc., d/b/a Wachovia Securities, Dresdner Bank Real Estate, First Union National Bank, Dresdner Bank AG, New York and Grand Cayman Branches, ING Capital LLC, CIBC World Markets Corp., Societe Generale, and each of the Financial Institutions Initially a signatory thereto together with their Assignees. (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001)

10.15 Second Amended and Restated Lease Agreement, dated April 12, 2002, by and between HPT CW Properties Trust and Candlewood Leasing No. 3, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002)

12.1      Ratio of Earnings to Fixed Charges. (FILED HEREWITH)

12.2 Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (FILED HEREWITH)

21.1      Subsidiaries of the Registrant. (FILED HEREWITH)

23.1      Consent of Ernst & Young LLP. (FILED HEREWITH)

23.2      Consent of KPMG LLP. (FILED HEREWITH)

23.2.A    Consent of KPMG LLP. (FILED HEREWITH)

23.3      Notice Regarding Consent of Arthur Andersen LLP. (FILED HEREWITH)

23.4 Consent of Sullivan & Worcester LLP. (INCLUDED IN EXHIBIT 8.1 TO THIS ANNUAL REPORT ON FORM 10-K)

99.1 Certification required by 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (FILED HEREWITH)

(+)       Management contract or compensatory plan or agreement.

                         REPORT OF INDEPENDENT AUDITORS

TO THE TRUSTEES AND SHAREHOLDERS OF HOSPITALITY PROPERTIES TRUST:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Hospitality Properties Trust and subsidiaries as of December 31, 2001, and for the two years then ended, were audited by other auditors who have ceased operations and whose report dated January 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust and subsidiaries at December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Boston, Massachusetts
February 18, 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hospitality Properties Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ Arthur Andersen LLP

Vienna, Virginia
January 15, 2002

Note:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Hospitality Properties Trust and subsidiaries filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                          HOSPITALITY PROPERTIES TRUST

                           CONSOLIDATED BALANCE SHEET

                    (dollars in thousands, except share data)

                                                                                 As of December 31,
                                                                             --------------------------
                                                                                 2002          2001
                                                                             -----------    -----------
                               ASSETS

Real estate properties, at cost:
   Land...................................................................   $   376,089    $   347,009
   Buildings, improvements and equipment..................................     2,386,233      2,282,144
                                                                             -----------    -----------
                                                                               2,762,322      2,629,153
   Accumulated depreciation...............................................      (425,910)      (363,329)
                                                                             -----------    -----------
                                                                               2,336,412      2,265,824

Cash and cash equivalents.................................................         7,337         38,962
Restricted cash (FF&E escrow).............................................        46,807         39,913
Other assets, net.........................................................        13,200         10,265
                                                                             -----------    -----------
                                                                             $ 2,403,756    $ 2,354,964
                                                                             ===========    ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Revolving credit facility.................................................   $        --    $        --
Senior notes, net of discounts............................................       473,965        464,781
Security and other deposits...............................................       269,918        263,983
Accounts payable and other................................................        12,742         19,964
Due to affiliate..........................................................         2,111          1,717
                                                                             -----------    -----------
       Total liabilities..................................................       758,736        750,445
                                                                             -----------    -----------

Commitments and contingencies

Shareholders' equity:
    Series A preferred shares; 9 1/2% cumulative redeemable; no par value; 3,000,000 shares issued and outstanding, aggregate
      liquidation preference $75,000......................................        72,207         72,207
      Series B preferred shares; 8 7/8% cumulative redeemable; no par value; 3,450,000 shares issued and outstanding, aggregate
      liquidation preference $86,250......................................        83,306             --
    Common shares of beneficial interest;  $0.01 par value;
      62,547,348 and 62,515,940 shares issued and outstanding,
      respectively........................................................           625            625
    Additional paid-in capital............................................     1,668,230      1,667,256
    Cumulative net income.................................................       715,865        573,663
    Cumulative preferred distributions....................................       (26,481)       (19,356)
    Cumulative common distributions.......................................      (868,732)      (689,876)
                                                                             -----------    -----------
      Total shareholders' equity..........................................     1,645,020      1,604,519
                                                                             -----------    -----------
                                                                             $ 2,403,756    $ 2,354,964
                                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                        CONSOLIDATED STATEMENT OF INCOME

                      (in thousands, except per share data)

                                                                          Year Ended December 31,
                                                                    ------------------------------------
                                                                       2002         2001         2000
                                                                    ----------   ----------   ----------
REVENUES:
    Rental income:
      Minimum rent...............................................   $  245,197   $  236,876   $  228,733
      Percentage rent............................................        2,291        3,414        5,644
                                                                    ----------   ----------   ----------
                                                                       247,488      240,290      234,377
    Hotel operating revenues.....................................       79,328       37,982           --
    FF&E reserve income..........................................       21,600       24,652       25,753
    Interest income..............................................          290          953        2,893
                                                                    ----------   ----------   ----------
      Total revenues.............................................      348,706      303,877      263,023
                                                                    ----------   ----------   ----------

EXPENSES:
    Hotel operating expenses.....................................       50,515       24,375           --
    Interest (including amortization of deferred
      financing costs of $2,650, $2,417 and $2,068,
      respectively)..............................................       42,424       41,312       37,682
    Depreciation and amortization................................       96,474       91,395       84,303
    General and administrative...................................       15,491       14,839       14,767
                                                                    ----------   ----------   ----------
      Total expenses.............................................      204,904      171,921      136,752
                                                                    ----------   ----------   ----------

Net income before extraordinary item.............................      143,802      131,956      126,271
    Extraordinary item - loss on early extinguishment of
      debt.......................................................        1,600           --           --
                                                                    ----------   ----------   ----------
    Net income...................................................      142,202      131,956      126,271
    Preferred distributions......................................        7,572        7,125        7,125
                                                                    ----------   ----------   ----------
Net income available for common shareholders.....................   $  134,630   $  124,831   $  119,146
                                                                    ==========   ==========   ==========

Weighted average common shares outstanding.......................       62,538       58,986       56,466
                                                                    ==========   ==========   ==========

Basic and diluted earnings per common share:
  Net income available for common shareholders before
      extraordinary item........................................    $     2.18   $     2.12   $     2.11
  Extraordinary item - loss on early extinguishment of
      debt......................................................          0.03           --           --
                                                                    ----------   ----------   ----------
  Net income available for common shareholders...................   $     2.15   $     2.12   $     2.11
                                                                    ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                        (in thousands, except share data)

                                                       Preferred Shares
                            ---------------------------------------------------------------------
                                     Series A                   Series B
                            -------------------------   -------------------------    Cumulative
                             Number of     Preferred     Number of     Preferred      Preferred
                               Shares        Shares        Shares        Shares     Distributions
                            -----------   -----------   -----------   -----------   -------------
Balance at December 31,
  1999...................     3,000,000   $    72,207            --            --   $      (5,106)

Common share grants......            --            --            --            --              --
Net income...............            --            --            --            --              --
Distributions............            --            --            --            --          (7,125)
                            -----------   -----------   -----------   -----------   -------------
Balance at December 31,
  2000...................     3,000,000        72,207            --            --         (12,231)

Issuance of shares, net..            --            --            --            --              --
Common share grants......            --            --            --            --              --
Net income...............            --            --            --            --              --
Distributions............            --            --            --            --          (7,125)
                            -----------   -----------   -----------   -----------   -------------
Balance at December 31,
  2001...................     3,000,000        72,207            --            --         (19,356)

Issuance of shares, net..            --            --     3,450,000        83,306              --
Common share grants......            --            --            --            --              --
Net income...............            --            --            --            --              --
Distributions............            --            --            --            --          (7,125)
                            -----------   -----------   -----------   -----------   -------------
Balance at December 31,
  2002...................     3,000,000   $    72,207     3,450,000   $    83,306   $     (26,481)
                            ===========   ===========   ===========   ===========   =============

                                            Common Shares
                             -----------------------------------------
                                                                           Additional
                             Number of     Preferred       Preferred         Paid-in    Cumulative
                               Shares        Shares      Distributions       Capital    Net Income       Total
                             ----------   -----------    -------------    -----------   ----------    -----------
Balance at December 31,
  1999...................    56,449,743   $       564    $    (369,880)   $ 1,506,494   $   315,436   $ 1,519,715

Common share grants .....        22,769             1               --            482            --           483
Net income...............            --            --               --             --       126,271       126,271
Distributions............            --            --         (156,404)            --            --      (163,529)
                            -----------   -----------    -------------    -----------   -----------   -----------
Balance at December 31,
  2000...................    56,472,512           565         (526,284)     1,506,976       441,707     1,482,940

Issuance of shares, net..     6,000,000            60               --        159,250            --       159,310
Common share grants......        43,428            --               --          1,030            --         1,030
Net income...............            --            --               --             --       131,956       131,956
Distributions............            --            --         (163,592)            --            --      (170,717)
                            -----------   -----------    -------------    -----------   -----------   -----------
Balance at December 31,
  2001...................    62,515,940           625         (689,876)     1,667,256       573,663     1,604,519

Issuance of shares, net..            --            --               --             --            --        83,306
Common share grants......        31,408            --               --            974            --           974
Net income...............            --            --               --             --       142,202       142,202
Distributions............            --            --         (178,856)            --            --      (185,981)
                            -----------   -----------    -------------    -----------   -----------   -----------
Balance at December 31,
  2002...................    62,547,348   $       625    $    (868,732)   $ 1,668,230   $   715,865   $ 1,645,020
                            ===========   ===========    =============    ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                      Year Ended December 31,
                                                            ------------------------------------------
                                                                2002           2001           2000
                                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $    142,202   $    131,956   $    126,271
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization .......................         96,474         91,395         84,303
    Amortization of deferred financing costs as interest           2,650          2,417          2,068
    FF&E reserve income and deposits ....................        (25,710)       (26,540)       (25,753)
    Extraordinary item - loss on early extinguishment of
      debt ..............................................          1,600             --             --
    Changes in assets and liabilities:
      Increase in other assets ..........................           (762)          (498)          (541)
      (Decrease) increase in accounts payable and other..         (7,222)         4,926          2,235
      Increase (decrease) in due to affiliate ...........          1,013          1,706           (238)
                                                            ------------   ------------   ------------
    Cash provided by operating activities ...............        210,245        205,362        188,345
                                                            ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate acquisitions ..............................       (148,246)      (185,799)      (134,353)
  Increase in security and other deposits ...............          5,935          6,606         16,410
  Refund of other deposits ..............................             --             --         (5,275)
                                                            ------------   ------------   ------------
    Cash used in investing activities ...................       (142,311)      (179,193)      (123,218)
                                                            ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred shares, net .......         83,306             --             --
  Proceeds from issuance of common shares, net ..........             --        159,310             --
  Debt issuance, net of discount ........................        124,106             --         49,938
  Repayment of senior notes .............................       (115,000)            --             --
  Draws on revolving credit facility ....................        295,000        150,000         42,000
  Repayments of revolving credit facility ...............       (295,000)      (150,000)       (42,000)
  Deferred finance costs paid ...........................         (5,990)          (401)          (489)
  Distributions to preferred shareholders ...............         (7,125)        (7,125)        (7,125)
  Distributions to common shareholders ..................       (178,856)      (163,592)      (156,404)
                                                            ------------   ------------   ------------
    Cash used in financing activities ...................        (99,559)       (11,808)      (114,080)
                                                            ------------   ------------   ------------

(Decrease) increase in cash and cash equivalents ........        (31,625)        14,361        (48,953)
Cash and cash equivalents at beginning of period ........         38,962         24,601         73,554
                                                            ------------   ------------   ------------
Cash and cash equivalents at end of period ..............   $      7,337   $     38,962   $     24,601
                                                            ============   ============   ============

SUPPLEMENTAL INFORMATION:
  Cash paid for interest ................................   $     36,079   $     39,025   $     33,508
  Non-cash investing and financing activities:
    Property managers deposits in FF&E reserve ..........         23,745         23,521         23,212
    Purchases of fixed assets with FF&E reserve .........        (18,816)       (14,102)       (24,698)
    Real estate acquired in an exchange .................        (28,914)            --             --
    Real estate disposed of in an exchange ..............         28,914             --             --

   The accompanying notes are an integral part of these financial statements.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

1. ORGANIZATION

Hospitality Properties Trust ("HPT") is a real estate investment trust organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels. At December 31, 2002, HPT, directly and through subsidiaries, owned 251 properties.

The properties of HPT and its subsidiaries (the "Company") are leased to or managed by subsidiaries (the "Lessees" and the "Managers") of companies unaffiliated with HPT: Host Marriott Corporation ("Host"); Marriott International, Inc. ("Marriott"); Barcelo Crestline Corporation ("Barcelo Crestline"); Wyndham International, Inc. ("Wyndham"); Prime Hospitality Corporation ("Prime"); Candlewood Hotel Company, Inc. ("Candlewood"); and BRE/Homestead Village LLC ("Homestead").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions have been eliminated.

REAL ESTATE PROPERTIES. Real estate properties are recorded at cost. Depreciation is provided for on a straight-line basis over estimated useful lives of 7 to 40 years. The Company periodically evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144.

CASH AND CASH EQUIVALENTS. Highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

DEFERRED FINANCING COSTS. Costs incurred to borrow are capitalized and amortized over the term of the related borrowing. Deferred financing costs were $8,445, $6,627 and $8,643 at December 31, 2002, 2001 and 2000, respectively, net of accumulated amortization of $3,980, $7,426 and $5,009, respectively.

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

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

INCOME TAXES. The Company is a real estate investment trust under the Internal Revenue Code of 1986, as amended. The Company is not subject to Federal income taxes on its net income provided it distributes its taxable income to shareholders and meets certain other requirements. The characterization of the distributions paid in 2002, 2001 and 2000 was 74.5%, 85.9% and 85.1% ordinary income, respectively, and 25.5%, 14.1% and 14.9% return of capital, respectively.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

As permitted by the REIT Modernization Act, or RMA, during 2001 the Company formed a so-called "taxable REIT subsidiary," to act as lessee for some of its hotels. The hotels leased to this subsidiary are operated by subsidiaries of Marriott under a long-term operating agreement. For federal income tax purposes, this subsidiary is a taxable entity separate from the Company's other subsidiaries, which are generally not subject to federal taxes, as described above. During 2002 and 2001, the Company estimates that its taxable REIT subsidiary had zero taxable income, and accordingly made no provision for federal income taxes. As of December 31, 2002, the Company's taxable REIT subsidiary had no difference between the bases of its assets or liabilities under generally accepted accounting principles and their tax bases.

NEW ACCOUNTING PRONOUNCEMENTS. In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("FAS 145"). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. The Company will be required to implement FAS 145 on January 1, 2003. Upon implementation, the Company will reclassify all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.

In 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets" ("FAS 142") and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), both of which were adopted by the Company on January 1, 2002. The adoption of FAS 142 and FAS 144 did not have a material impact on the Company's financial position or results of operations.

3. PREFERRED SHARES

Each of the Company's 3,000,000 outstanding Series A cumulative redeemable preferred shares has a distribution rate of $2.375 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($75,000 in aggregate). Series A preferred shares are redeemable at the Company's option for $25 each plus accrued and unpaid distributions at any time on or after April 12, 2004.

In December 2002, the Company issued 3,450,000 Series B cumulative redeemable preferred shares, each with a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($86,250 in aggregate). Series B preferred shares are redeemable at the Company's option for $25 each plus accrued and unpaid distributions at any time on or after December 10, 2007.

4. LEASES AND OPERATING AGREEMENTS

Each of the Company's 251 hotel properties are leased to or operated by a third party under one of nine agreements. The Company's agreements have initial terms expiring between 2010 and 2019. Each of these agreements is for a combination or pool of between 12 and 57 of the Company's properties. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 48 years. Each agreement requires the third party lessee or operator to: (i) pay all operating costs associated with the property;
(ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of the Company's hotels ("FF&E reserves"); (iii) make payments to the Company of minimum rents or returns; and (iv) make payments to the Company of additional returns equal to 5%-10% of increases in total hotel sales over a base year threshold amount. Each third party has posted a security or performance deposit with the Company generally equal to one year's minimum rent or return.

One agreement discussed above includes 35 hotels, which as of December 31, 2002, includes 18 hotels operated by affiliates of Marriott under long term management contracts and leased to the Company's taxable REIT subsidiary as of December 31, 2002. As a result, hotel operating revenues and expenses from these hotels are reflected in the Company's consolidated statement of income. These hotels are pooled with 17 other hotels that continue to be leased by Marriott until it elects to operate them under the management agreement. Each of these 17 hotels will

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

begin to be leased to the Company's taxable REIT subsidiary and managed by Marriott prior to June 30, 2004. In January 2003, Marriott elected to operate four of the 17 hotels under the management agreement.

The Company's leases and operating agreements provide for payments to be received by the Company during the remaining initial terms as follows:

                                                            Total Minimum
                                                            Payments Under
                                   Total Minimum Lease        Operating
                                     Payments from         Agreements with
                                   from Third parties       Third Parties          Total
                                  ---------------------------------------------------------
          2003                        $   243,298             $  30,361         $   273,659
          2004                            243,298                30,361             273,659
          2005                            243,298                30,361             273,659
          2006                            243,298                30,361             273,659
          2007                            243,298                30,361             273,659
          Thereafter                    1,656,520               364,334           2,020,854
                                      -----------             ---------         -----------
                                      $ 2,873,010             $ 516,139         $ 3,389,149
                                      ===========             =========         ===========

As of December 31, 2002, the weighted average remaining initial terms of the Company's leases and operating agreements was approximately 13.6 years, and the weighted average remaining total term, including renewal options which may be exercised, was 53 years.

As further described in Note 8, a number of the Company's leases and operating agreements are supported by guarantees. The guaranty of the Prime subsidiary lessee's obligation is secured by a cash guarantee deposit equal to $16.5 million. The Company will refund the guaranty deposit to Prime when the Prime subsidiary lessee achieves certain financial performance. While the Company retains the guaranty deposit the rent payments due from the Prime subsidiary tenant are reduced by $1,780 per year.

5. REAL ESTATE PROPERTIES

The Company's real estate properties, at cost, consisted of land of $376,089, buildings and improvements of $2,086,787 and furniture, fixtures and equipment of $299,446, as of December 31, 2002, and land of $347,009, buildings and improvements of $1,984,287 and furniture, fixtures and equipment of $297,857, as of December 31, 2001. During 2002, 2001 and 2000, the Company purchased 21, 8, and 12 properties, respectively, for aggregate purchase prices of $145,000, $185,487 and $128,548 excluding closing costs, respectively. As of December 31, 2002, the Company owned and leased 251 hotel properties. During 2002, 2001, and 2000, the Company invested $3,274, $2,507 and $5,805, respectively, in its existing hotels in excess of amounts funded from FF&E reserves. As a result of these additional investments, tenant obligations to the Company for annual minimum lease payments increased $327, $251 and $581 in 2002, 2001 and 2000 respectively.

At December 31, 2002, 10 of the Company's hotels were on leased land. In January 2003, the Company purchased the land related to one of the hotels from an unrelated party for $6.5 million. For the other nine hotels, in each case, the remaining term of the ground lease (including renewal options) is in excess of 56 years, and the ground lessors are unrelated to the Company. Ground rent payable under the nine remaining ground leases is generally calculated as a percentage of hotel revenues. Seven of the nine ground leases require minimum annual rent ranging from approximately $102 to $256 per year; minimum rent under two ground leases has been pre-paid. Under the terms of the Company's leases and operating agreements, payment of ground lease obligations are made by the Company's tenant or operator. Future minimum annual rent payments due under the ground leases are $1,119 for 2003-2007 and total $15,731 for all years thereafter.

During 2002, the Company exchanged three of its hotels with one of its tenants for three different hotels at no cost. No gain or loss was recognized on these non-monetary exchanges.

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

6. INDEBTEDNESS

                                                                     As of December 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
Unsecured revolving credit facility ........................   $         --    $         --
7% Senior Notes due 2008 ...................................        150,000         150,000
8.25% Senior Notes due 2005 ................................             --         115,000
8.5% Senior Notes due 2009 .................................        150,000         150,000
9.125% Senior Notes due 2010 ...............................         50,000          50,000
6.85% Senior Notes due 2012 ................................        125,000              --
Unamortized discounts ......................................         (1,035)           (219)
                                                               ------------    ------------
                                                               $    473,965    $    464,781
                                                               ============    ============

On January 24, 2003, the Company issued $175,000 of 6.75% senior notes due 2013. Net proceeds after underwriting and other offering expenses, were $172,555.

On February 18, 2003, the Company redeemed at par plus accrued interest, all of the outstanding 8.5% Senior Notes due 2009. In connection with this early repayment, the Company will recognize a charge to ordinary operations for the write off of unamortized debt issuance cost of approximately $2,582 in the first quarter of 2003. All of the Company's other senior notes are prepayable at any time prior to their maturity date at par generally plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all the Company's remaining notes is payable semi-annually in arrears.

The Company negotiated a new revolving credit facility in March 2002. This new facility matures in June 2005 and may be extended at the Company's option to June 2006 upon payment of an extension fee. The new facility permits borrowing up to $350,000 and includes an accordion feature under which the maximum borrowing could expand to $700,000, in certain circumstances. Drawings under the credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility are payable at a spread above LIBOR. During 2002, 2001 and 2000, the weighted average interest rate on the amounts outstanding under revolving credit facilities was 3.0%, 5.5% and 8.3%, respectively. As of December 31, 2002, no amount was outstanding under the facility.

The Company's credit agreement and note indenture and its supplements contain financial covenants which, among other things, restrict the ability of the Company to incur indebtedness and require the Company to maintain financial ratios and a minimum net worth. The Company was in compliance with these covenants during the periods presented.

As of December 31, 2002, none of the Company's assets were pledged or mortgaged. The estimated aggregate market value of the Company's indebtedness based on a combination of their observable trading prices and quotations from financial institutions for similar obligations were:

                                                                    As of December 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
7% Senior Notes, due 2008 ..................................   $    167,392    $    151,130
8.25% Senior Notes, due 2005 ...............................             --         122,293
8.5% Senior Notes, due 2009 ................................        151,498         159,427
9.125% Senior Notes, due 2010 ..............................         59,365          56,356
6.85% Senior Notes, due 2012 ...............................        130,736              --
                                                               ------------    ------------
                                                               $    508,991    $    489,206
                                                               ============    ============

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

7. TRANSACTIONS WITH AFFILIATES

Reit Management & Research LLC ("RMR") provides investment, management and administrative services to the Company. The Company's contract with RMR for such services has a one-year term, and currently extends to December 31, 2003. RMR is compensated at an annual rate equal to 0.7% of the Company's average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. Advisory fees excluding incentive fees earned for the years ended 2002, 2001, and 2000 were $13,601, $12,702 and $11,851, respectively. Incentive advisory fees are paid in restricted common shares based on a formula. The Company accrued $938, $619 and $762 in incentive fees during 2002, 2001 and 2000, respectively. The Company issued 21,658 and 33,828 restricted common shares in satisfaction of the 2001 and 2000 incentive fees, respectively. As of December 31, 2002, RMR and its affiliates owned 445,865 common shares of the Company. In March 2003, the Company will issue 27,577 restricted common shares in satisfaction of the 2002 incentive fee. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as managing trustees of the Company.

8. CONCENTRATION

At December 31, 2002, the Company's 251 hotels contained 34,284 rooms and were located in 37 states in the United States, with between 5% and 13% of its hotels, by investment, in each of California, Texas, Virginia, Georgia, Florida, and Arizona.

All of the Company's third party tenants or operators are subsidiaries of other companies The percentage of the Company's minimum rent and return payments shown in Note 4 is approximately equal to the Company's percentage investment in each pool of hotels shown below as of December 31, 2002.

                                                           December 31,
               Lessee / Operator is a        Number of        2002            % of
               Subsidiary of:               Properties      Investment       Total
               --------------------------------------------------------------------
               Host (lease no. 1)               53         $   514,803        19%
               Host (lease no. 2)               18             179,386         7%
               Marriott                         35             453,955        17%
               Barcelo Crestline                19             274,222        10%
               Wyndham (lease no. 1)            12             182,570         7%
               Wyndham (lease no. 2)            15             240,000         9%
               Homestead                        18             145,000         6%
               Candlewood                       57             434,750        16%
               Prime                            24             243,350         9%
                                               ---         -----------       ---
               Total                           251         $ 2,668,036       100%
                                               ===         ===========       ===

A number of the Company's leases and operating agreements are supported by guarantees. The guarantee provided to the Company from Marriott is limited, in the case of 35 hotels, to $48,300. The guarantee provided to the Company from Marriott and Barcelo Crestline is limited, in the case of 19 hotels, to $31,100. These guarantees expire in 2005, or earlier if and when the related hotels reach negotiated financial results. The guarantee provided to the Company in the case of the Prime lease is limited to $16,500 and expires if and when the leased hotels reach negotiated financial results. Guarantees provided to the Company from Homestead and Candlewood are unlimited as to amounts, and do not expire with the passage of time. The guarantees of the Homestead and Candlewood leases are also subject to release if and when the related hotels reach negotiated financial results, except that if the 18 Homestead hotels reach their negotiated financial results for three years, the guarantee from Homestead may be released only if

                          HOSPITALITY PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (dollars in thousands, except share data)

additional cash or a letter of credit is posted with the Company.

Each of the Company's hotels is combined with other hotels as a part of a single lease or operating agreement, as outlined in the above table. As described in
Note 4, the 35 hotel combination with Marriott includes 18 hotels leased to the Company's taxable REIT subsidiary and managed by Marriott and 17 hotels leased and operated by Marriott. The agreement with Marriott provides the Company with aggregate minimum rents and returns for all 35 hotels of $48,300 per annum. The aggregate net operating results of all 35 hotels were less than aggregate minimum return to the Company during 2002 and payments under the guarantee were due and paid by Marriott. The hotels leased to the Company's taxable REIT subsidiary generated net operating results that were $5,822 in 2002 and $1,957 in 2001 less than the minimum returns due to the Company. These amounts have been reflected in the accompanying statements of income as a net reduction to hotel operating expenses in each year because they were funded by Marriott.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          2002
                                                             -----------------------------------------------------------
                                                               First           Second           Third           Fourth
                                                              Quarter          Quarter         Quarter          Quarter
                                                             -----------------------------------------------------------
   Revenues................................................   $ 81,934        $ 88,115         $ 89,821       $ 88,836
   Net income available for common shareholders
      before extraordinary income..........................     31,550          33,709           34,464         36,507
   Net income available for common shareholders............     31,550          33,709           32,864         36,507
   Net income available for common shareholders
      before extraordinary income per share (1)............        .50             .54              .55            .58
   Net income available for common shareholders per share..        .50             .54              .53            .58
   Distributions per common share (2)......................        .71             .72              .72            .72

                                                                                          2001
                                                             ----------------------------------------------------------
                                                               First           Second           Third          Fourth
                                                              Quarter          Quarter         Quarter         Quarter
                                                             ----------------------------------------------------------
   Revenues................................................   $ 66,173        $ 70,139         $ 83,188       $ 84,377
   Net income available for common shareholders............     28,307          29,647           31,493         35,385
   Net income available for common shareholders per share (1)      .50             .52              .52            .57
   Distributions per common share (2)......................        .70             .71              .71            .71

(1) The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)  Amounts represent distributions declared with respect to the periods shown.

                         REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of Hospitality Properties Trust:

         We have audited the consolidated financial statements of Hospitality Properties Trust and subsidiaries as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 18, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule as of December 31, 2002 and for the year then ended listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The financial statement schedule of Hospitality Properties Trust and subsidiaries as of December 31, 2001 and for the two years then ended was audited by other auditors who have ceased operations and whose report dated January 15, 2002, expressed an unqualified opinion on that schedule.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ Ernst & Young LLP


Boston, Massachusetts
February 18, 2003

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


                                                         /s/ Arthur Andersen LLP


Vienna, Virginia
January 15, 2002

NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Hospitality Properties Trust and subsidiaries on Form 10-K for the year ended December 31, 2001. The audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

                          HOSPITALITY PROPERTIES TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                              (dollars in millions)

                                                                     Costs
                                                                  Capitalized
                                               Initial            Subsequent to          Gross Amount at which
                                           Cost to Company        Acquisition         Carried at Close of Period
                                         ---------------------    -------------      ----------------------------
                                                  Buildings &                                Buildings &
                            Encumbrances  Land    Improvements     Improvements      Land    Improvements     Total
71 Courtyards                  $ --       $ 120     $   589            $ 10          $ 120     $   599      $   719

57 Candlewood Hotels             --          61         336                             61         336          397

37 Residence Inns                --          69         322               4             69         326          395

24 AmeriSuites                   --          25         194              --             25         194          219

18 Homestead Village             --          28         106              --             28         106          134

15 Summerfield Suites            --          23         196              --             23         196          219

12 Wyndham Hotels                --          16         154               1             16         155          171

3 Marriott Full Service          --          14          82                             14          82           96

12 TownePlace Suites             --          17          78              --             17          78
                                                                                                                 95

2 SpringHill Suites              --           3          15              --              3          15           18
                               ----       -----     -------            ----          -----     -------      -------

Total (251 hotels)             $ --       $ 376     $ 2,072            $ 15          $ 376     $ 2,087      $ 2,463
                               ====       =====     =======            ====          =====     =======      =======

                                                                                                 Life on which
                                                                                                Depreciation in
                                                                                                 Latest Income
                            Accumulated            Date of                   Date                Statement is
                            Depreciation         Construction              Acquired                Computed
                            -------------     -------------------     --------------------    --------------------
71 Courtyards                  $ (91)         1987 through 2000        1995 through 2001         15 - 40 Years

57 Candlewood Hotels             (29)         1996 through 2000        1997 through 2002         15 - 40 Years

37 Residence Inns                (45)         1989 through 2001        1996 through 2001         15 - 40 Years

24 AmeriSuites                   (20)         1992 through 2000        1997 through 2002         15 - 40 Years

18 Homestead Village             (12)         1996 through 1998              1999                15 - 40 Years

15 Summerfield Suites            (25)         1989 through 1993              1998                15 - 40 Years

12 Wyndham Hotels                (25)         1987 through 1990        1996 through 1997         15 - 40 Years

3 Marriott Full Service           (8)         1972 through 1995        1998 through 2001         15 - 40 Years

12 TownePlace Suites              (6)         1997 through 2000        1998 through 2001         15 - 40 Years

2 SpringHill Suites               (1)         1997 through 2000        2000 through 2001         15 - 40 Years
                              ------

Total (251 hotels)            $ (262)
                              ======

                          HOSPITALITY PROPERTIES TRUST

                              NOTES TO SCHEDULE III
                                DECEMBER 31, 2002
                             (dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 2000, to December 31, 2002, is as follows:

                                             2002           2001           2000
                                         ------------   ------------   ------------
Balance at beginning of period           $    210,439   $    159,867   $    112,321

Additions: depreciation expense                51,792         50,572         47,546
                                         ------------   ------------   ------------

Balance at close of period               $    262,231   $    210,439   $    159,867
                                         ============   ============   ============

(B) The change in total cost of properties for the period from January 1, 2000, to December 31, 2002, is as follows:

                                             2002           2001           2000
                                         ------------   ------------   ------------
Balance at beginning of period           $  2,331,296   $  2,157,107   $  2,035,934

Additions: hotel acquisitions and
           capital expenditures               131,580        174,189        121,173
                                         ------------   ------------   ------------

Balance at close of period               $  2,462,876   $  2,331,296   $  2,157,107
                                         ============   ============   ============

(C) The net tax basis for federal income tax purposes of the Company's real estate properties was $2,199,301 on December 31, 2002.

INTRODUCTION TO SUPPLEMENTARY FINANCIAL STATEMENTS OF HMH HPT CBM LLC

         HMH HPT CBM LLC is the lessee of 20% of Hospitality Properties
Trust's investments, at cost. HMH HPT CBM LLC is a subsidiary of Host Marriott Corporation and is not owned by Hospitality Properties Trust. The following financial statements of HMH HPT CBM LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by HMH HPT CBM LLC's management.

                          INDEPENDENT AUDITORS' REPORT

To the Member
HMH HPT CBM LLC:

         We have audited the accompanying balance sheet of HMH HPT CBM LLC as of December 31, 2002 and the related statement of operations, changes in member's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of HMH HPT CBM LLC as of December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 20, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HMH HPT CBM LLC as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ KPMG LLP


McLean, Virginia
March 17, 2003

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


                                                         /s/ Arthur Andersen LLP


Vienna, Virginia
March 20, 2002

NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Hospitality Properties Trust and subsidiaries filing on Form 10-K for the year ended December 31, 2001. The audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. HMH HPT Courtyard LLC has been renamed HMH HPT CBM LLC.

                                 HMH HPT CBM LLC
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                   2002           2001
                                                               ------------   ------------
                                       ASSETS

Rent receivable from CCMH Courtyard I LLC ..................   $      3,522   $      3,492
Prepaid rent ...............................................             --          3,947
Security deposit ...........................................         50,540         50,540
Note receivable from CCMH Courtyard I LLC ..................          5,100          5,100
Restricted cash ............................................          8,161          4,145
                                                               ------------   ------------
       Total assets ........................................   $     67,323   $     67,224
                                                               ============   ============

                          LIABILITIES AND MEMBER'S EQUITY

Due to Host Marriott, L.P. .................................   $      9,909   $      9,040
Rent payable to Hospitality Properties Trust ...............            310            369
Due to CCMH Courtyard I LLC ................................          1,972          1,967
Deferred gain ..............................................         22,285         25,162
                                                               ------------   ------------
       Total liabilities ...................................         34,476         36,538
                                                               ------------   ------------

Member's equity ............................................         32,847         30,686
                                                               ------------   ------------
       Total liabilities and member's equity ...............   $     67,323   $     67,224
                                                               ============   ============

                       See Notes to Financial Statements.

                                 HMH HPT CBM LLC
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
REVENUES
    Rental income from CCMH Courtyard I LLC ................   $     53,829   $     58,672   $     62,632
    Interest income ........................................            301            369            416
    Amortization of deferred gain ..........................          2,877          2,877          2,877
                                                               ------------   ------------   ------------
           Total revenues ..................................         57,007         61,918         65,925
                                                               ------------   ------------   ------------

EXPENSES
    Rent expense to Hospitality Properties Trust ...........         52,614         53,901         55,366
    Corporate expenses .....................................          2,070          2,006          2,203
    Other expenses .........................................            162            182            100
                                                               ------------   ------------   ------------
           Total expenses ..................................         54,846         56,089         57,669
                                                               ------------   ------------   ------------

NET INCOME .................................................   $      2,161   $      5,829   $      8,256
                                                               ============   ============   ============

                       See Notes to Financial Statements.

                                 HMH HPT CBM LLC
                    STATEMENTS OF CHANGES IN MEMBER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

Balance at December 31, 1999.....................................   $     24,149
Dividend to Host Marriott, L.P...................................         (4,425)
Net income.......................................................          8,256
                                                                    ------------

Balance at December 31, 2000.....................................         27,980
Dividend to Host Marriott, L.P...................................         (3,123)
Net income ......................................................          5,829
                                                                    ------------

Balance at December 31, 2001.....................................         30,686
Net income.......................................................          2,161
                                                                    ------------

Balance at December 31, 2002.....................................   $     32,847
                                                                    ============

                       See Notes to Financial Statements.

                                 HMH HPT CBM LLC
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
OPERATING ACTIVITIES
  Net income ...............................................   $      2,161   $      5,829   $      8,256
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Amortization of deferred gain ..........................         (2,877)        (2,877)        (2,877)
    Changes in operating accounts:
    Decrease (increase) in rent receivable from CCMH
      Courtyard I LLC ......................................            (30)           208            (42)
    Decrease (increase) in prepaid rent ....................          3,947         (3,947)            --
    Decrease in due to/from Hospitality Properties Trust ...            (59)          (494)         1,176
    Decrease (increase) in restricted cash .................         (4,016)         4,635         (1,449)
    Increase (decrease) in due to Host Marriott, L.P. ......            869           (192)          (686)
    Increase (decrease) in due to CCMH Courtyard I LLC .....              5            (39)            47
                                                               ------------   ------------   ------------

        Cash provided by operating activities ..............             --          3,123          4,425
                                                               ------------   ------------   ------------

FINANCING ACTIVITIES
  Dividend to Host Marriott, L.P. ..........................             --         (3,123)        (4,425)
                                                               ------------   ------------   ------------

        Cash used in financing activities ..................             --         (3,123)        (4,425)
                                                               ------------   ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................             --             --             --

CASH AND CASH EQUIVALENTS, beginning of year ...............             --             --             --
                                                               ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of year .....................   $         --   $         --   $         --
                                                               ============   ============   ============

                       See Notes to Financial Statements.

                                 HMH HPT CBM LLC
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE COMPANY

      HMH HPT Courtyard, Inc. was incorporated in Delaware on February 7, 1995 as a wholly-owned indirect subsidiary of Host Marriott Corporation. HMH HPT Courtyard, Inc. had no operations prior to March 24, 1995 (the "Commencement Date"). HMH HPT Courtyard, Inc. was subsequently merged into HMH HPT Courtyard LLC on December 23, 1998 and has been renamed HMH HPT CBM LLC (referred to as "we" or the "company").

On the Commencement Date, affiliates of Host Marriott Corporation ("Host Marriott") sold 21 Courtyard hotels to Hospitality Properties Trust ("HPT"). Subsequently, HPT purchased an additional 32 Courtyard hotels for a total of 53 Courtyard hotels. Host Marriott contributed the assets and liabilities related to the operations of such hotels to the company, including working capital advances to the manager, prepaid rent under leasing arrangements and rights to other assets as described in Note 2. Such assets have been accounted for at their historical cost.

On various dates in 1995 and 1996, we leased back the 53 Courtyard hotels from HPT.

      We subleased the hotels and assigned our interest in the related hotel management agreement to CCMH Courtyard I LLC ("CCMH Courtyard"), a subsidiary of Crestline Capital Corporation, now Barcelo Crestline Corporation. See Notes 3 and 5.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

      Our records are maintained on the accrual basis of accounting on a calendar year basis.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES

      Revenues primarily represent sublease rental income from CCMH Courtyard. The rent due under the sublease is the greater of base rent or percentage rent, as defined and determined on an annual basis. Sublease percentage rent applicable to room, food and beverage and other types of hotel revenue varies by sublease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the sublease minimum rent and the revenue thresholds used in computing sublease percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

DUE TO HOST MARRIOTT, L.P.

      We operate as a unit of Host Marriott, L.P., or Host LP, utilizing Host LP's employees, centralized system for cash management, insurance and administrative services. We have no employees. All cash received by the company is commingled with Host LP's general corporate funds. Operating expenses and other cash requirements are paid by Host LP and charged directly or allocated to us. Certain general and administrative costs of Host LP are allocated to us, based on Host LP's specific identification of individual cost items when appropriate and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities. These expenses are included in corporate expenses on the accompanying statements of operations. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. Accordingly, we have recorded a liability to Host LP of $9.9 million and $9.0 million at December 31, 2002 and 2001, respectively. Amounts are not interest-bearing and are due on demand.

CONCENTRATION OF CREDIT RISK

                                 HMH HPT CBM LLC
                          NOTES TO FINANCIAL STATEMENTS

      Our largest asset is the security deposit (see Note 4) which constitutes 75% of our total assets as of December 31, 2002. The security deposit is not collateralized and is due from HPT at the termination of the leases, which are described in Note 3.

      In addition, on January 1, 1999, CCMH Courtyard became the sublessees of all of the hotels, and as such, their rent payments were the primary source of our revenues for all periods presented. The rent payable under the subleases is guaranteed by the sublessees up to a maximum amount of $20 million.

RESTRICTED CASH

      Restricted cash consists of cash and cash equivalents held in an interest-bearing deposit account pursuant to the Cash Management and Security Agreement between HPT, CCMH Courtyard, and Host LP. Base and percentage rents under our leases are collected and disbursed through the account, which is owned by us but controlled by HPT.

      CCMH Courtyard provided a portion of the initial funding required to establish the restricted cash account and is entitled to half of the interest earned on the account. This initial funding, as well as a portion of the interest earned on this account, is reflected as Due to CCMH Courtyard on the accompanying balance sheets.

DEFERRED GAIN

      Deferred gains resulted from the sale-leaseback transactions of the Courtyard hotels with HPT. We are amortizing the deferred gain over the initial term of the Lease, as defined below. Accumulated amortization was $17.3 million and $14.4 million at December 31, 2002 and 2001, respectively.

INCOME TAXES

      Provision for Federal and state income taxes has not been made in the accompanying financial statements since we do not pay income taxes but rather allocate profits and losses to Host LP. Significant differences exist between the net income for financial reporting purposes and the net income (loss) as reported in our tax return due to the timing of the recognition of the deferred gain for income tax purposes.

NOTE 3.  LEASE COMMITMENTS

LEASES WITH HPT

      On various dates in 1995 and 1996, we entered into lease agreements for 53 Courtyard hotels with HPT (the "leases"). The initial term of the leases expire in 2012. Thereafter, the leases may be renewed for three consecutive twelve-year terms at our option.

      We are required to pay rents equal to aggregate minimum annual rent of $51,480,000 ("Base Rent") and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales ("Percentage Rent"). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. We are also required to provide Marriott International, Inc. (the "Manager") with working capital to meet the operating needs of the hotels.

      Under the sublease agreements discussed below, CCMH Courtyard is responsible for making the payments required under the leases when due on behalf of HPT for real estate taxes and other taxes, assessments and similar charges arising from or related to the hotels and their operation, utilities, premiums on required insurance coverage, rents due under ground and equipment leases and all amounts due under the terms of the management agreement. The ground leases relating to eight of the hotels are leased from third parties and have remaining terms (including all renewal options) expiring between 2039 and 2067.

      The leases also require us to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual total hotel sales into an HPT-owned furniture, fixture and equipment reserve (the "FF&E Reserve"), which is available for the cost of required replacements and renovations. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT at our request. In the event we request such funds, Base Rent shall be adjusted upward by an amount equal to 10% of the amount provided.

      We are required to maintain a minimum net worth equal to one year's base rent. For purposes of this covenant, net worth is defined as member's equity plus the deferred gain. Net worth, as defined, was $55,132,000 and

                                 HMH HPT CBM LLC
                          NOTES TO FINANCIAL STATEMENTS

$55,848,000, respectively, at December 31, 2002 and 2001.

      As of December 31, 2002, future minimum annual rental commitments for the leases on the hotels are as follows (in thousands):

                                                                              LEASE
                          2003..........................................   $   51,480
                          2004..........................................       51,480
                          2005..........................................       51,480
                          2006..........................................       51,480
                          2007..........................................       51,480
                          Thereafter....................................      257,402
                                                                           ----------
                                 Total minimum lease payments...........   $  514,802
                                                                           ==========

      Total minimum lease payments exclude percentage rent which was approximately $1,235,000, $2,582,000 and $4,129,000 for 2002, 2001 and 2000,
respectively.

SUBLEASES WITH CCMH COURTYARD

      We agreed to sublease the hotels to CCMH Courtyard, subject to the terms of the original leases with HPT. Under the subleases, we will receive aggregate minimum subrental income of $515 million, which is equal to the Company's minimum lease payment obligation described above.

      The terms of each sublease expire simultaneously with the expiration of the initial term of the leases to which it relates and automatically renews for the corresponding renewal term under the leases, unless either we elect not to renew the leases, or CCMH Courtyard elects not to renew the sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the subleases. Rent under the subleases consisted of minimum rent of $51.4 million, $51.3 million and $51.2 million and additional percentage rent of $2.4 million, $7.4 million and $11.4 million in 2002, 2001 and 2000, respectively. The percentage rent from CCMH Courtyard is sufficient to cover the Percentage Rent due under the leases with HPT, with any excess being retained by us. The rent payable under the subleases are guaranteed by CCMH Courtyard up to a maximum amount of $20 million.

      CCMH Courtyard is responsible for paying all of the expenses of operating the applicable hotels, including all personnel costs, utility costs and general repair and maintenance of the hotels. CCMH Courtyard is also responsible for paying real estate taxes, personal property taxes (to the extent we own the personal property), casualty insurance on the structures, ground lease rent payments, required expenditures for furniture, fixtures and equipment (including maintaining the FF&E Reserve, to the extent such is required by the applicable management agreement) and other capital expenditures. CCMH Courtyard also is responsible for all fees payable to the Manager, including base and incentive management fees, chain services payments, and franchise or system fees, with respect to periods covered by the term of the subleases. We remain liable for any non-performance by CCMH Courtyard under each sublease and management agreement.

NOTE 4.  SECURITY DEPOSIT

      HPT holds $50,540,000 as a security deposit for our obligations under the leases. The security deposit is due upon termination of the leases.

NOTE 5.  MANAGEMENT AGREEMENT

      The rights and obligations under the management agreement for the hotels were transferred to HPT and then to us through the leases. Host Marriott subsequently assigned its rights and obligations under the agreement to CCMH Courtyard. The agreement has an initial term expiring in 2012 with options to extend the agreement on all of the hotels for up to 36 years. The agreement provides that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales ("Base Management Fee") and an incentive management fee equal to 50%

                                 HMH HPT CBM LLC
                          NOTES TO FINANCIAL STATEMENTS

of available cash flow, not to exceed 20% of operating profit, as defined ("Incentive Management Fee"). In addition, the Manager is reimbursed for each hotel's pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager. Beginning in 1999, all fees payable under the agreement are the obligation of CCMH Courtyard. Our obligations under the leases are guaranteed to a limited extent by CCMH Courtyard. We remain obligated to the Manager if CCMH Courtyard fails to pay these fees (but would be entitled to reimbursement from CCMH Courtyard under the terms of the subleases).

      Pursuant to the terms of the management agreement, the Manager is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the hotels participate in Marriott Rewards and Marriott's Courtyard Club programs. The costs of these programs are charged to all hotels in the system.

      CCMH Courtyard, as our sublessee, is obligated to provide the Manager with sufficient funds to cover the cost of certain non-routine repairs and maintenance to the hotels which are normally capitalized; and replacements and renewals to the hotel and improvements. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreement.

      Pursuant to the terms of the management agreement, we are required to provide the Manager with funding for working capital to meet the operating needs of the hotels. The Manager converts cash advanced by us into other forms of working capital consisting primarily of operating cash, inventories and trade receivables. Under the terms of the management agreement, the Manager maintains possession of and sole control over the components of working capital. Upon termination of the agreement, the working capital will be returned to us. We sold the existing working capital to CCMH Courtyard in return for a note receivable that bears interest at a rate of 5.12%. Interest accrued on the note is due simultaneously with each periodic rent payment. The principal amount of the note is payable upon termination of the subleases. CCMH Courtyard can return the working capital in satisfaction of the note. As of December 31, 2002 and 2001, the note receivable from CCMH Courtyard for working capital was $5.1 million.

INTRODUCTION TO SUPPLEMENTARY FINANCIAL STATEMENTS OF CCMH COURTYARD I LLC

         CCMH Courtyard I LLC is the sublessee of the 20% of Hospitality Properties Trust's investments, at cost, which are leased to HMH HPT Courtyard LLC. The financial statements of HMH HPT Courtyard LLC are presented on the pages F-29 to F-39. CCMH Courtyard I LLC is a subsidiary of Crestline Capital Corporation and is not owned by Hospitality Properties Trust. The following financial statements of CCMH Courtyard I LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by CCMH Courtyard I LLC's management.

                         REPORT OF INDEPENDENT AUDITORS'

To CCMH Courtyard I LLC:

         We have audited the accompanying balance sheet of CCMH Courtyard I LLC (a Delaware limited liability company) as of January 3, 2003 and the related statements of operations, member's equity and cash flows for the fiscal year ended January 3, 2003. These financial statements are the responsibility of CCMH Courtyard I LLC's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CCMH Courtyard I LLC as of December 28, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the restatements described in
Note 6 to the financial statements, in their reports dated February 25, 2002.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of CCMH Courtyard I LLC as of January 3, 2003 and the results of its operations and its cash flows for the fiscal year ended January 3, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As discussed above, the financial statements of CCMH Courtyard I LLC as of December 28, 2001 and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 6, those financial statements have been restated. We audited the adjustments described in Note 6 that were applied to restate the 2001 and 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the CCMH Courtyard I LLC other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                             /s/ KPMG LLP


McLean, Virginia
February 24, 2003 (except with respect to note 6, which is as of March 26, 2003)

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

                                                         /s/ ARTHUR ANDERSEN LLP


Vienna, Virginia
March 26, 2002

NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Hospitality Properties Trust and subsidiaries filing on Form 10-K for the year ended December 31, 2001. The audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. As described in Note 6 to the CCHM Courtyard I LLC financial statements, these financial statements have been restated.

                              CCMH COURTYARD I LLC
                                 BALANCE SHEETS
                      JANUARY 3, 2003 AND DECEMBER 28, 2001
                                 (IN THOUSANDS)

                                                                   2002           2001
                                                               ------------   ------------
                                                                               (RESTATED)
                                      ASSETS

Current assets
    Cash and cash equivalents ..............................   $      1,277   $      3,824
    Due from Marriott International ........................          3,685          3,793
    Other current assets ...................................              -              5
                                                               ------------   ------------
    Total current assets ...................................          4,962          7,622
Hotel working capital ......................................          5,100          5,100
Sublease deposit ...........................................          1,948          1,948
                                                               ------------   ------------
    Total assets ...........................................   $     12,010   $     14,670
                                                               ============   ============

                          LIABILITIES AND MEMBER'S EQUITY

Current liabilities
    Lease payable to Host Marriott .........................   $      3,689   $      3,463
Hotel working capital notes payable to Host Marriott .......          5,100          5,100
                                                               ------------   ------------
    Total liabilities ......................................          8,789          8,563
                                                               ------------   ------------

Member's equity
    Member's accounts ......................................         23,221         26,107
    Note receivable from Barcelo Crestline Corporation .....        (20,000)       (20,000)
                                                               ------------   ------------
    Total member's equity ..................................          3,221          6,107
                                                               ------------   ------------

    Total liabilities and member's equity ..................   $     12,010   $     14,670
                                                               ============   ============

                 See Accompanying Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                            STATEMENTS OF OPERATIONS
   FISCAL YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
                                 (IN THOUSANDS)

                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
REVENUES
   Rooms ...................................................   $    189,979   $    207,037   $    221,571
   Food and beverage .......................................         12,579         13,799         15,198
   Other ...................................................          4,403          6,313          7,955
                                                               ------------   ------------   ------------
       Total revenues ......................................        206,961        227,149        244,724
                                                               ------------   ------------   ------------

OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
   Rooms ...................................................         41,884         44,834         48,603
   Food and beverage .......................................         10,345         11,990         13,652
   Other ...................................................         74,011         81,575         85,200
Other operating costs and expenses
   Lease expense paid to Host Marriott .....................         54,199         58,603         62,332
   Management fees paid to Marriott International ..........         19,833         22,152         26,827
                                                               ------------   ------------   ------------
       Total operating costs and expenses ..................        200,272        219,154        236,614
                                                               ------------   ------------   ------------

OPERATING PROFIT BEFORE CORPORATE EXPENSES
   AND INTEREST ............................................          6,689          7,995          8,110
Corporate expenses allocated ...............................           (338)          (282)          (311)
Interest expense on hotel working capital loan .............           (261)          (261)          (261)
Interest income ............................................             62            235            142
                                                               ------------   ------------   ------------
INCOME BEFORE INCOME TAXES .................................          6,152          7,687          7,680
Provision for income taxes .................................         (2,461)        (3,075)        (3,160)
                                                               ------------   ------------   ------------
NET INCOME .................................................   $      3,691   $      4,612   $      4,520
                                                               ============   ============   ============

                 See Accompanying Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                          STATEMENTS OF MEMBER'S EQUITY
   FISCAL YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
                                 (IN THOUSANDS)

Balance, December 31, 1999, as restated .........................   $      1,396
  Dividend to Barcelo Crestline Corporation .....................         (3,728)
  Net income ....................................................          4,520
                                                                    ------------
Balance, December 29, 2000, as restated .........................          2,188
  Dividend to Barcelo Crestline Corporation .....................           (693)
  Net income ....................................................          4,612
                                                                    ------------
Balance, December 28, 2001, as restated .........................          6,107
  Dividend to Barcelo Crestline Corporation .....................         (7,537)
  Interest income related to note receivable from Barcelo
    Crestline Corporation, net ..................................            960
  Net income ....................................................          3,691
                                                                    ------------
Balance, January 3, 2003 ........................................   $      3,221
                                                                    ============

                 See Accompanying Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                            STATEMENTS OF CASH FLOWS
   FISCAL YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000
                                 (IN THOUSANDS)

                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
OPERATING ACTIVITIES
Net income .................................................   $      3,691   $      4,612   $      4,520
Change in amounts due from Marriott International ..........            108           (185)          (599)
Change in lease payable to Host Marriott ...................            226           (406)           211
Change in other current assets and liabilities .............              5           (139)           131
                                                               ------------   ------------   ------------
     Cash provided by operating activities .................          4,030          3,882          4,263
                                                               ------------   ------------   ------------

FINANCING ACTIVITIES
Dividend to Barcelo Crestline Corporation ..................         (7,537)          (693)        (3,728)
Interest income related to note receivable from Barcelo
  Crestline Corporation, net ...............................            960              -              -
                                                               ------------   ------------   ------------
     Cash used in financing activities .....................         (6,577)          (693)        (3,728)
                                                               ------------   ------------   ------------

Increase in cash and cash equivalents ......................         (2,547)         3,189            535
Cash and cash equivalents, beginning of year ...............          3,824            635            100
                                                               ------------   ------------   ------------
Cash and cash equivalents, end of year .....................   $      1,277   $      3,824   $        635
                                                               ============   ============   ============

                 See Accompanying Notes to Financial Statements.

                              CCMH COURTYARD I LLC
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         CCMH Courtyard I LLC (the "Company") was organized in the state of Delaware on December 28, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (the "Distribution"). On June 7, 2002 Barcelo Corporacion Empresarial, S.A. acquired all of the outstanding shares of Crestline and Crestline was renamed Barcelo Crestline Corporation ("Barcelo Crestline").

         On December 31, 1998, the Company entered into sublease agreements with HMH HPT Courtyard LLC ("HMH"), a wholly owned subsidiary of Host Marriott, to sublease 53 of HMH's limited-service hotels with the existing management agreements of the subleased hotels assigned to the Company. As of January 3, 2003, the Company subleased 53 limited-service Courtyard hotels from HMH.

         The Company operates as a unit of Barcelo Crestline, utilizing Barcelo Crestline's employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Barcelo Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Barcelo Crestline are allocated to the Company, using a variety of methods, principally Barcelo Crestline's specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

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

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              CCMH COURTYARD I LLC
                         NOTES TO FINANCIAL STATEMENTS


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

                              CCMH COURTYARD I LLC
                         NOTES TO FINANCIAL STATEMENTS


         Each Sublease provides that generally all of the terms in the HPT Leases will apply to the Subleases. The HPT Leases require the lessee to pay rent equal to (i) a fixed minimum rent of $51,480,000 plus (ii) an additional rent equal to 5% of the excess of hotel revenues over a base year total of hotel revenues. The minimum rent is increased by 10% of payments by the owner for certain capital expenditures. In addition, the HPT Leases require the lessee to pay all repair and maintenance costs, impositions, utility charges, insurance premiums and all fees payable under the hotel management agreements. Pursuant to the Subleases, the Company is required to pay rent to HMH equal to the minimum rent due under the HPT Leases and an additional rent based on a percentage of revenues.

         Pursuant to the Subleases, the Company is required to maintain a minimum net worth of $20 million (see Note 6). The Company is also not permitted under its Subleases to pay dividends or advance funds to Barcelo Crestline or its affiliates in excess of its cumulative net income. The Subleases also required the Company to provide a security deposit to HMH for $1,948,000, which shall be returned to the Company upon the termination of the Subleases.

         On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs, commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate all of Barcelo Crestline's subleases beginning in 2001, upon payment of a termination fee equal to the fair market value of the Company's leasehold interests in the remaining term of the Subleases using a discount rate of five percent. If Host Marriott elects to terminate the Subleases, it would have to terminate all of Barcelo Crestline's subleases.

         Future minimum annual rental commitments for all non-cancelable leases as of January 3, 2003 are as follows (in thousands):

         2003....................................................   $     51,480
         2004....................................................         51,480
         2005....................................................         51,480
         2006....................................................         51,480
         2007....................................................         51,480
         Thereafter..............................................        257,403
                                                                    ------------
         Total minimum lease payments............................   $    514,803
                                                                    ============

         Rent expense for the fiscal years 2002, 2001 and 2000 consisted of the following (in thousands):

                                                                            2002           2001           2000
                                                                        ------------   ------------   ------------
         Sublease base rent .........................................   $     51,379   $     51,260   $     50,957
         Sublease percentage rent ...................................          2,820          7,343         11,375
                                                                        ------------   ------------   ------------
         Total rent to Host Marriott Corporation ....................         54,199         58,603         62,332
         Other base rent ............................................          2,630          2,821          2,944
                                                                        ------------   ------------   ------------
              Total rent ............................................   $     56,829   $     61,424   $     65,276
                                                                        ============   ============   ============

NOTE 3.  WORKING CAPITAL NOTES

         Upon the commencement of the Subleases, the Company purchased the working capital of the subleased hotels from HMH for $5,100,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Sublease. The principal amount of each note is due upon the termination of each Sublease. Upon termination of the Subleases, the Company will sell HMH the existing working capital at its current value. To the extent the working capital delivered to HMH is less than the value of the note, the Company will pay HMH the difference in cash. However, to the extent the working capital delivered to HMH exceeds the value of the note, HMH will pay the Company the difference in cash. As of January 3, 2003, the outstanding

                              CCMH COURTYARD I LLC
                         NOTES TO FINANCIAL STATEMENTS


balance of the working capital notes was $5,100,000, which mature in 2010. Interest expense in 2002, 2001 and 2000 totaled $261,000, $261,000 and $261,000, respectively.

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

         Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services"), which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the hotels participate in Marriott Rewards and Marriott's Courtyard Club programs. The cost of these programs are charged to all hotels in the system.

         The Company is obligated to provide Marriott International with sufficient funds to cover the cost of repairs and maintenance to the hotels and certain minor replacements and renewals to the hotels' property and improvements. To the extent the reserves for FF&E replacements are insufficient to meet the hotel's capital expenditure requirements, HPT, as owner, is required to fund the shortfall.

NOTE 5.  INCOME TAXES

         The Company is included in the consolidated Federal income tax return of Barcelo Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's pre-tax income. This allocation method results in Federal and state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

         As of January 3, 2003 and December 28, 2001, the Company had no deferred tax assets or liabilities.

NOTE 6.  NOTE RECEIVABLE FROM BARCELO CRESTLINE

         The Company was capitalized with a $20 million note receivable from Barcelo Crestline. The note is payable upon demand. Effective December 28, 2001, the note was amended to bear interest at 8.0%. Prior to that date, the note was non-interest bearing. Fair value approximates book value at January 3, 2003. The note receivable serves as collateral security for the sublease.

         As this note relates to the initial capitalization of the Company, the note is treated as a reduction to member's equity. Consistent with this presentation, the interest income, net of taxes, related to this note receivable is treated as a capital infusion. The balance sheet as of December 28, 2001 and the statement of member's equity have been restated to conform to this presentation. As a result, the member's equity presented in the accompanying financial statements as of December 28, 2001 and December 29, 2000, and December 31, 1999 is $6.1 million, $2.2 million, and $1.4 million, respectively, as compared to $26.1 million, $22.2 million, and $21.4 million, respectively, as previously reported.

                              CCMH COURTYARD I LLC
                         NOTES TO FINANCIAL STATEMENTS


         As indicated in Note 2, the Company is required to maintain minimum net worth of $20 million. As a result of the treatment of the note receivable as a reduction of member's equity, the Company is not in compliance with the sublease. HPT has waived this non-compliance through June 30, 2003. Barcelo Crestline will pay the note by June 30, 2003 or make other arrangements to assure compliance with the sublease.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HOSPITALITY PROPERTIES TRUST


                                       By: /s/ John G. Murray
                                           -------------------------------------
                                           John G. Murray
                                           President and Chief Operating Officer

Dated:  March 28, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or by their attorney-in-fact, in the capacities and on the dates indicated.

Signature                                    Title                           Date
---------                                    -----                           ----
/s/ John G. Murray                           President and                   March 28, 2003
------------------------------               Chief Operating Officer
John G. Murray


/s/ Mark L. Kleifges                         Treasurer and Chief             March 28, 2003
------------------------------               Financial Officer
Mark L. Kleifges


/s/ John L. Harrington                       Trustee                         March 28, 2003
------------------------------
John L. Harrington


/s/ Arthur G. Koumantzelis                   Trustee                         March 28, 2003
------------------------------
Arthur G. Koumantzelis


/s/ William J. Sheehan                       Trustee                         March 28, 2003
------------------------------
William J. Sheehan


/s/ Gerard M. Martin                         Trustee                         March 28, 2003
------------------------------
Gerard M. Martin


/s/ Barry M. Portnoy                         Trustee                         March 28, 2003
------------------------------
Barry M. Portnoy

                                 CERTIFICATIONS

I, Barry M. Portnoy, certify that:

         1. I have reviewed this annual report on Form 10-K of Hospitality Properties Trust;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 28,2003              /s/ Barry M. Portnoy
                                           -------------------------------------
                                           Barry M. Portnoy
                                           Managing Trustee

I, Gerard M. Martin, certify that:

         1. I have reviewed this annual report on Form 10-K of Hospitality Properties Trust;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 28,2003              /s/ Gerard M. Martin
                                           -------------------------------------
                                           Gerard M. Martin
                                           Managing Trustee

I, John G. Murray, certify that:

         1. I have reviewed this annual report on Form 10-K of Hospitality Properties Trust;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 28,2003              /s/ John G. Murray
                                           -------------------------------------
                                           John G. Murray
                                           President and Chief Operating Officer

I, Mark L. Kleifges, certify that:

         1. I have reviewed this annual report on Form 10-K of Hospitality Properties Trust;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 28 ,2003             /s/ Mark L. Kleifges
                                           -------------------------------------
                                           Mark L. Kleifges
                                           Treasurer and Chief Financial Officer