Form 10-Q
period 2003-03-31
HOSPITALITY PROPERTIES TRUST
filed 2003-05-08
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

HOSPITALITY PROPERTIES TRUST

Maryland	04-3262075
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts  02458

617-964-8389

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). Yes ☒  No ☐

Number of registrant’s common shares outstanding as of May 7, 2003: 62,575,825

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2003

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” refers to Hospitality Properties Trust and its consolidated subsidiaries unless the context indicates otherwise.

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Real estate properties, at cost	$2,801,500	$2,762,322
Accumulated depreciation	(450,980)	(425,910)
	2,350,520	2,336,412

Cash and cash equivalents	28,437	7,337
Restricted cash (FF&E reserve)	28,014	46,807
Other assets, net	10,740	13,200
	$2,417,711	$2,403,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$—	$—
Senior notes, net of discounts	497,951	473,965
Security and other deposits	269,918	269,918
Accounts payable and other liabilities	16,794	12,742
Due to affiliate	1,428	2,111
	786,091	758,736

Commitments and Contingencies

Shareholders’ equity:
Series A preferred shares; 9 1/2% cumulative redeemable at $25/share, no par value; 3,000,000 shares issued and outstanding	72,207	72,207
Series B preferred shares; 8 7/8% cumulative redeemable at $25/share, no par value; 3,450,000 shares issued and outstanding	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 62,574,925 and 62,547,348 issued and outstanding, respectively	625	625
Additional paid-in capital	1,669,043	1,668,230
Cumulative net income	748,467	715,865
Cumulative preferred distributions	(28,262)	(26,481)
Cumulative common distributions	(913,766)	(868,732)
Total shareholders’ equity	1,631,620	1,645,020
	$2,417,711	$2,403,756

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenues:
Rental income	$61,333	$58,347
Hotel operating revenues	22,786	18,139
FF&E reserve income	4,705	5,266
Interest income	215	182
Total revenues	89,039	81,934

Expenses:
Hotel operating expenses	14,046	11,169
Interest (including amortization of deferred financing costs of $634 and $605, respectively)	10,669	10,047
Depreciation and amortization	25,070	23,734
General and administrative	4,070	3,653
Loss on early extinguishment of debt	2,582	—
Total expenses	56,437	48,603

Net income	32,602	33,331
Preferred distributions	(3,695)	(1,781)

Net income available for common shareholders	$28,907	$31,550

Weighted average common shares outstanding	62,553	62,520

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.46	$0.50

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$32,602	$33,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,070	23,734
Amortization of deferred financing costs as interest	634	605
FF&E reserve income and deposits	(5,855)	(6,209)
Deferred percentage rent	840	665
Loss on early extinguishment of debt	2,582	—
Net change in other assets and liabilities	3,988	(5,905)
Cash provided by operating activities	59,861	46,221

Cash flows from investing activities:
Real estate acquisitions	(14,530)	(598)
Cash used in investing activities	(14,530)	(598)

Cash flows from financing activities:
Proceeds from issuance of senior notes	175,000	—
Repayment of senior notes	(150,000)	—
Distributions to common shareholders	(45,034)	(44,386)
Distributions to preferred shareholders	(1,781)	(1,781)
Deferred finance costs paid	(2,416)	(5,572)
Cash used in financing activities	(24,231)	(51,739)
Increase (decrease) in cash and cash equivalents	21,100	(6,116)
Cash and cash equivalents at beginning of period	7,337	38,962
Cash and cash equivalents at end of period	$28,437	$32,846

Supplemental cash flow information:
Cash paid for interest	$13,304	$13,200
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	5,855	5,645
Purchases of fixed assets with FF&E reserve	(24,648)	(4,147)
Real estate acquired in an exchange	—	(9,840)
Real estate disposed of in an exchange	—	9,840

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated.  Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Shareholders’ Equity

On February 20, 2003, we paid a $0.72 per share distribution to our common shareholders for the quarter ended December 31, 2002.  On April 3, 2003, we declared a distribution of $0.72 per share to be paid to common shareholders of record on April 23, 2003.  This amount will be paid on or about May 22, 2003.

On March 31, 2003, we paid a $0.59375 per share distribution to our series A preferred shareholders and on April 15, 2003, we paid $0.7703993 per share distribution to our series B preferred shareholders.

On May 6, 2003, our three independent trustees each were awarded 300 common shares as part of their annual compensation.  These shares vest immediately.

We do not present diluted earnings per share because we have no dilutive instruments.

Note 3.  Indebtedness

On January 24, 2003, we issued $175,000 of 6.75% senior notes due 2013. Net proceeds after underwriting and other offering expenses were $172,584.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“FAS 145”). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. We implemented FAS 145 on January 1, 2003. On February 18, 2003, we redeemed at par plus accrued interest all of our outstanding 8.5% senior notes due 2009. In connection with this early repayment, we recognized a charge to ordinary operations for the write off of unamortized debt issuance costs of $2,582.

Our unsecured bank credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee.  The facility permits borrowing up to $350,000 and includes a feature under which the maximum draw could increase to $700,000, in certain circumstances.  Drawings under our credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  Interest on borrowings under our credit facility is payable at a spread above LIBOR. We currently have zero borrowings outstanding on our credit facility and $350,000 available for acquisitions and general business purposes.

Note 4.  Real Estate Properties

During the three months ended March 31, 2003, we provided $8,006 of funding for planned tenant improvements to certain of our hotels, which resulted in an increase in our annual minimum rent of $801.

In January 2003, we purchased for $6,520 the land under one of our hotels from an unrelated party.

Note 5.  Significant Tenant

HMH HPT CBM LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation (“Host”), is the lessee of 53 Courtyard by Marriott® properties which represented 20% of our investments, at cost, as of December 31, 2001 (19% at December 31, 2002). Accordingly, we have included the results of operations for the twelve weeks ended March 22, 2002, and summarized balance sheet data as of March 22, 2002, of HMH HPT CBM LLC as provided by the lessee’s management in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

Twelve weeks ended March 22, 2002
(unaudited)
Revenues:
Rental income*	$11,413
Interest income	64
Amortization of deferred gain	664
Total revenues	12,141

Expenses:
Base and percentage rent expense	11,855
Corporate expenses	462
Other expenses	36
Total expenses	12,353

Net (loss) income	$(212)

March 22, 2002
(unaudited)
Assets	$67,652
Liabilities*	37,178
Members equity	30,474

*  Percentage rent revenue of $2,291 for the twelve weeks ended March 23, 2002 was deferred and is included in deferred rent on the balance sheet.

CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Barcelo Crestline Corporation (“Crestline”), is the sublessee of the 53 Courtyard by Marriott® properties discussed above.  We are including the results of operations for the twelve weeks ended March 22, 2002, and summarized balance sheet data as of March 22, 2002, of CCMH Courtyard I LLC as provided by the sublessee’s management in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

Twelve weeks ended March 22, 2002
(unaudited)
Revenues:
Hotels:
Rooms	$41,720
Food and beverage	2,804
Other	1,140
Total hotel revenues	45,664
Operating costs and expenses:
Hotels:
Property-level costs and expenses:
Rooms	9,228
Food and beverage	2,260
Other	16,506
Other operating costs and expenses:
System management fees	1,370
Other management fees	3,621
Lease expense	11,117
Total hotel expenses	44,102

Operating profit	1,562

Corporate expenses	(85)
Interest expense	(60)
Interest income	392
Income before income taxes	1,809
Income taxes	(705)
Net income	$1,104

March 22, 2002
(unaudited)
Assets	$35,521
Liabilities	8,310
Members equity	27,211

Operating results for these 53 Courtyard by Marriott® properties for the twelve weeks ended March 22, 2002, derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host’s subtenant) are detailed below:

Twelve weeks ended March 22, 2002
(unaudited)
Total hotel sales:
Rooms	$41,720
Food and beverage	2,804
Other	1,140
Total hotel sales	45,664
Expenses:
Rooms	9,228
Food and beverage	2,260
Other operating departments	310
General and administrative	4,765
Utilities	1,999
Repairs, maintenance and accidents	1,697
Marketing and sales	1,673
Chain services	959
FF&E escrow deposits	2,283
Real estate taxes	2,060
Land rent	448
System fees	1,370
Other costs	312
Total	29,364

Hotel revenues in excess of costs and expenses	$16,300

Hotel revenues in excess of costs and expenses, shown above, represent hotel cash flows after costs which are paid in priority to minimum rent due to us for this lease of $11,843 in the 2002 period.

Note 6. Subsequent Event

We own 27 hotels that are leased under two combination leases, with so called “bankruptcy remote” subsidiaries of Wyndham International, Inc. (“Wyndham”). One lease is for 15 Summerfield Suites by Wyndham® hotels and requires minimum rent of $2,083 per month. The second lease is for 12 Wyndham® hotels and requires minimum rent of $1,527 per month. On April 2, 2003, we declared Wyndham in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our rights to retain certain collateral security we held for the Wyndham lease obligations, including security deposits of $33,325 (which were not escrowed) and FF&E reserves of $6,928 (which were previously escrowed). On April 28, 2003, we terminated Wyndham’s occupancy and operation of the 15 Summerfield Suites by Wyndham® hotels, leased these hotels to our taxable REIT subsidiary and retained a third party manager to operate the hotels for the account of our subsidiary. We are currently negotiating with Wyndham concerning continuation of the Summerfield brand affiliation for these hotels. With regard to the lease for 12 Wyndham® hotels, we have discussed with Wyndham terms for their continued occupancy and operation of these hotels, but no agreement has been achieved. Accordingly, we have begun discussions with a stand-by manager for these hotels. We have not yet decided whether to retain the Wyndham brand or to re-brand these 12 hotels. For 2002 and the 2003 first quarter, the leased hotels did not generate cash flow sufficient to fully pay our rents and Wyndham supplemented the hotel cash flows in order to pay the required rents. As these hotels begin to be operated by third party managers for our subsidiary’s account, our income and cash flows from the hotels will not be supplemented by the managers. Accordingly, our income and cash flows from these hotels will fluctuate based on hotel performance and this income and cash flow currently are less than the rents we previously received from the two Wyndham leases.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands)

The following information should be read in conjunction with financial statements and notes thereto included in this quarterly report and with our Annual Report on Form 10-K.

Current Events

As a result of the terrorist attacks on the United States on September 11, 2001, the war with Iraq, concerns of another terrorist attack and the impact of a recessionary economy, the U.S. hotel industry experienced significant declines in occupancy, revenues and profitability during 2001 and 2002. These declines primarily arose from reduced business travel and, during the first quarter of 2003, most of our hotel operators continued to report declines in the operating performance of our hotels versus the prior year. As described below, although we received all of our rent and return payments for the quarter ended March 31, 2003, tenants under two leases for 27 hotels failed to pay rents totaling $3,610 due to us on April 1, 2003. Because of these defaults our future rental income from these 27 hotels will fluctuate based on the hotels’ performance and this income currently is less than the rents we previously received under the two leases. All of our leases and operating agreements contain security features, such as security deposits and, in certain instances, guarantees which are intended to protect payment of minimum rents and returns to us in accordance with our leases and agreements regardless of hotel performance. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the current travel patterns continue at depressed levels for extended periods. If additional tenants, hotel managers or guarantors default in their payment obligations to us, our revenues and cash flows may decline further.

Leases and Operating Agreements

At March 31, 2003, each of our 251 hotel properties was leased to or operated by a third party under one of nine agreements. One agreement includes 35 hotels, which as of March 31, 2003, includes 22 hotels operated by affiliates of Marriott International under long term management contracts and leased to our taxable REIT subsidiary, or TRS, as of March 31, 2003. As a result, hotel operating revenues and expenses from these 22 hotels are reflected in our consolidated statement of income. Payment obligations due to us for these 22 hotels are pooled with 13 other hotels that continue to be leased by Marriott International until it elects to operate them under the management agreement. Each of these 13 hotels will begin to be leased to our TRS and managed by Marriott prior to June 30, 2004. We expect hotel operating revenues and hotel operating expenses to increase when these hotels begin to be leased to our TRS. In addition, subsequent to March 31, 2003, hotels previously leased to Wyndham will be leased to our TRS and operated by third parties for our account and we will begin to reflect hotel operating revenues and hotel operating expenses of these hotels in our consolidated statement of income in the 2003 second quarter.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2003 versus 2002

Total revenues for the 2003 first quarter were $89,039, a 8.7% increase over revenues of $81,934 for the 2002 first quarter.  This is primarily due to increased activities of our TRS and our hotel acquisitions.

Rental income for the 2003 first quarter was $61,333, a 5.1% increase from $58,347 for the 2002 first quarter. This increase is a result of our acquisition of 21 hotels in April 2002, partially offset by minimum rental income recognized in 2002 for hotels which subsequently began to be leased to our TRS. Rents from our TRS are not separately stated in our consolidated statement of income.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income for the 2003 first quarter was $4,705, a 10.6% decrease from FF&E reserve income of $5,266 for the 2002 first quarter. This decrease is primarily due to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States described above, offset somewhat by a scheduled increase in the applicable percentage used to calculate FF&E reserves at some of our hotels. Part of this decrease is also due to activities related to the 6 hotels which began to be leased by our TRS at various times after the 2002 first quarter. The revenues which are escrowed as FF&E reserves for hotels leased by our TRS are not separately stated in our consolidated statements of income.

Our TRS’s activities have given rise to hotel operating revenues for the 2003 first quarter of $22,786, a 25.6% increase over hotel operating revenues of $18,139 for the 2002 first quarter. Our TRS’s activities have also given rise to hotel operating expenses for the 2003 first quarter of $14,046, a 25.8% increase over hotel operating expenses of $11,169 for the 2002 first quarter. The increases in hotel operating revenues and expenses were caused by activities of the additional 6 hotels that began to be leased by our TRS after the 2002 first quarter and partially offset by declines in hotel operations in the 2003 first quarter. The hotels leased to our TRS generated net operating results that were, for the 2003 first quarter, $2,226 less than the minimum return due to us as compared to $1,595 less than the minimum return for the 2002 first quarter. These amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by Marriott.

Interest income for the 2003 first quarter was $215, a 18.1% increase over $182 for the 2002 first quarter. The increase was primarily due to the higher average cash balances in the 2003 first quarter.

Total expenses for the 2003 first quarter were $56,437, a 16.1% increase over total expenses of $48,603 for the 2002 first quarter. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels leased to our TRS in the 2003 first quarter than in the 2002 first quarter, and a loss on early extinguishment of debt.

Interest expense for the 2003 first quarter was $10,669, a 6.2% increase from interest expense of $10,047 for the 2002 first quarter.  The increase was primarily due to higher average borrowings during the 2003 first quarter partially offset by a lower weighted average interest rate during the 2003 first quarter. Depreciation and amortization expense for the 2003 first quarter was $25,070, a 5.6% increase over depreciation and amortization expense of $23,734 for the 2002 first quarter.  This increase was due principally to the depreciation for 21 hotels acquired in April 2002, and the impact of the purchase of depreciable assets with funds from FF&E reserve accounts owned by us since January 1, 2002.

General and administrative expense for the 2003 first quarter was $4,070, a 11.4% increase from general and administrative expense of $3,653 for the 2002 first quarter.  This increase is due principally to the reimbursement, in the first quarter of 2002, of amounts expensed in a prior period related to a potential acquisition, resulting in a lowering of the 2002 first quarter expense.

In the first quarter of 2003 we recognized a loss of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed on February 18, 2003.

Net income for the 2003 first quarter was $32,602, a 2.2% decrease from net income of $33,331 for the 2002 first quarter.  The decrease was primarily due to the loss on early extinguishment of debt partially offset by increased rental income from new investments and hotel operating revenues in excess of hotel operating expenses.

Net income available for common shareholders for the 2003 first quarter was $28,907, or $0.46 per share, a 8.4% decrease, or 8.0% on a per share basis, from net income available for common shareholders of $31,550, or $0.50 per share, for the 2002 first quarter.  This change resulted from the investment and operating activity discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Tenants and Operators

All of our hotels are leased to or operated by third parties. We do not operate hotels. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. These third parties generally derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due to us from hotel operating revenues.

We define coverage for each of our nine grouped hotel leases or operating agreement as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features is presented in the table on pages 15 and 16. Three of nine of our hotel pools, representing 89 hotels, generated coverage of at least 1.0x during 2002 and the twelve months ended March 31, 2003. If a hotel pool does not generate coverage of at least 1.0x, our tenant or operator must supplement hotel operating results to make the minimum payments due to us to prevent default under the lease or operating agreement. In addition, 153 of our hotels comprising five pools that represent 57.8% of our total investments, at cost, are operated under leases or management agreements which are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations.

As of March 31, 2003, all rents and return payments due, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2002, had been received. However, the rents due on April 1, 2003, for 27 hotels, under two combination leases with so called “bankruptcy remote” subsidiaries of Wyndham International, Inc. (“Wyndham”) remain unpaid.  One lease is for 15 Summerfield Suites by Wyndham® hotels and requires minimum rent of $2,083 per month. The second lease is for 12 Wyndham® hotels and requires minimum rent of $1,527 per month. On April 2, 2003, we declared Wyndham in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our rights to retain certain collateral security we held for the Wyndham lease obligations, including security deposits of $33,325 (which were not escrowed) and FF&E reserves of $6,929 (which were previously escrowed). On April 28, 2003, we terminated Wyndham’s occupancy of the 15 Summerfield Suites by Wyndham® hotels under one of the leases, leased the hotels to our TRS and retained a third party manager to operate the hotels for the account of our TRS. We are currently negotiating with Wyndham concerning continuation of the Summerfield brand affiliation for these hotels. With regard to the lease for 12 Wyndham® hotels, we have discussed with Wyndham terms for their continued occupancy of these hotels, but no agreement has been achieved. Accordingly, we have begun discussions with a stand-by manager for these hotels. We have not yet decided whether to retain the Wyndham brand or to re-brand these 12 hotels. For the twelve months ended March 31, 2003, coverage was 0.6x and 0.8x for the Summerfield Suites by Wyndham® and the Wyndham® hotel leases, respectively, and Wyndham supplemented the hotel cash flows in order to make the required rent payments. As these hotels begin to be operated by third party managers for our subsidiary’s account, our income and cash flows from the hotels will not be supplemented by the managers. Accordingly, our income and cash flows from these hotels will fluctuate based on hotels performance and this income and cash flow currently are less than the rents we previously received from the two Wyndham leases.

The effectiveness of various security features included in our other leases and operating agreements to provide uninterrupted payments to us is not assured, particularly if the current travel patterns continue at depressed levels for extended periods. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the documents. At December 31, 2002 and March 31, 2003, the Barcelo Crestline subtenants and guarantor under the Candlewood lease, as described in charts on pages 15 and 16, respectively, had net worths less than are required by our sublease and guaranty documents. In March 2003, we granted limited waivers of these net worth requirements while we negotiate with these subtenants and the guarantor regarding these matters. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues and cash flows likely will decline.

Our Operating Liquidity and Resources

Our principal source of funds for current expenses and distributions to shareholders is our operations, primarily rents from leasing and the excess of hotel operating revenues over hotel operating expenses for hotels leased to our TRS. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents and returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay our operating expenses, including interest, and distributions to shareholders.

We have maintained our status as a REIT under the Internal Revenue Code, by meeting certain requirements, including the distribution of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999 federal legislation known as the REIT Modernization Act, or RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. We entered our first transaction using a TRS on June 15, 2001. The income realized by our TRS in excess of the rent it pays to us will be subject to income tax at corporate tax rates. As and if the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at all of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves, as discussed above. As of March 31, 2003, there was approximately $42,105 on deposit in these escrow accounts, of which $28,014 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $14,091 was held in accounts owned by our tenants and is not reflected on our balance sheet. However, consequent to the default by Wyndham on its rent obligations we required Wyndham to transfer the balance in their FF&E reserve account to bank accounts designated and managed by us. Wyndham transferred cash totaling $6,929 to us in April, 2003.  We have security and remainder interests in the accounts owned by our tenants. During the 2003 first quarter, $9,235 was contributed to these accounts and $31,400 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between the receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum draw may expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.

At March 31, 2003, we had $28,437 of cash and cash equivalents and all $350,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At March 31, 2003, we had no commitments to purchase additional properties. However, we have committed to fund improvements and undertake a modernization program at 36 of our Courtyard by Marriott® hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott® rooms which we own. Approximately $21,000 of the estimated $51,200 cost for this project has been provided from amounts on deposit in FF&E reserve accounts. We plan to fund the remaining $24,100 of costs with existing cash balances or borrowings under our credit facility. Upon funding, our minimum annual rent related to these hotels increases by 10% of the amount funded. In the 2003 first quarter we funded $6,100 towards the project. The remaining funding is expected to take place before the end of the 2003 third quarter.

In January 2003, we issued $175,000 of 6.75% senior notes, due 2013. Net proceeds after underwriting and other offering expenses were $172,584. In February 2003, we redeemed at par plus accrued interest, all $150,000 of our outstanding 8.5% senior notes due 2009. Our debts have maturities as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012 and $175,000 in 2013. None of these debt obligations require principal or sinking fund payments prior to their maturity dates.

To the extent amounts are outstanding on our credit facility and, as the maturity dates of our credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. In March 2002, our shelf registration statement was declared effective by the Securities and Exchange Commission. As of March 31, 2003, we had $2,413,750 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including debt or equity securities offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On April 3, 2003, a distribution of $0.72 per common share was declared with respect to 2003 first quarter results and will be paid to shareholders on May 22, 2003, using cash on hand and borrowings under our credit facility.

Debt Covenants

Our debt obligations at March 31, 2003, were limited to our revolving credit facility and our $500 million of public debts. Each issue of our public debts is governed by an indenture. This indenture and its supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. During the period from our incurrence of these debts through March 31, 2003, we were in compliance with all of our covenants under our indenture and its supplements and our credit agreement.

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

As of March 31, 2003, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of March 31, 2003, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no “off balance sheet” liabilities.

Property Leases, Operating Agreements and Tenant Operating Statistics

As of March 31, 2003, we owned 251 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of hotel operating companies including Marriott International, Inc., Host Marriott Corporation, Barcelo Crestline Corporation, Wyndham International, Inc., Prime Hospitality Corporation, Candlewood Hotel Company, Inc. and BRE/Homestead Village LLC.

The tables on the following pages summarize the key terms of our leases and operating agreements at March 31, 2003, and include statistics reported directly to us or derived from statistics reported to us by our tenants and operators. These statistics include occupancy, average daily rate, or ADR, revenue per available room, or RevPAR, and coverage. Although we consider these statistics, along with the lease or operating agreement security features also presented in the tables on the following pages, to be important measures of our tenants’ and operators’ success in operating our hotels and their ability to make continued payments to us, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®		Residence Inn by Marriott®		Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®(1)		Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®		Wyndham®(2)
Property Leases and Operating Agreements

Number of Hotels	53		18		35		19		12

Number of Rooms/Suites	7,610		2,178		5,382		2,756		2,321

Number of States	24		14		15		14		8

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline		Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline		Subsidiary of Marriott/ Our TRS		Subsidiary of Barcelo Crestline		Subsidiary of Wyndham

Manager	Subsidiary of Marriott		Subsidiary of Marriott		Subsidiary of Marriott		Subsidiary of Marriott		Subsidiary of Wyndham

Investment at March 31, 2003 (000s)(3)	$529,163		$179,540		$453,955		$274,222		$182,570

Security Deposit (000s)	$50,540		$17,220		$36,204		$28,509		$18,325

End of Current Term	2012		2010		2019		2015		2014

Renewal Options(4)	3 for 12 years each		1 for 10 years, 2 for 15 years each		2 for 15 years each		2 for 10 years each		4 for 12 years each

Current Annual Minimum Rent/Return (000s)	$52,768		$17,929		$48,288		$28,508		$18,325

Percentage Rent/Return(5)	5.0%		7.5%		7.0%		7.0%		8.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		Limited guarantee provided by Marriott.		Limited guarantees provided by Barcelo Crestline and Marriott.		Wyndham parent minimum net worth requirement.

Tenant Operating Statistics(6)

Rent/Return Coverage(6)(7):

Year ended 12/31/02	1.5	x	1.2	x	0.9	x	0.9	x	0.8	x
Twelve months ended 3/31/03	1.4	x	1.1	x	0.9	x	0.8	x	0.8	x
Quarter ended 3/31/03	1.0	x	0.9	x	0.8	x	0.8	x	0.9	x

(1)          At March 31, 2003, 13 of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott.  The remaining 22  hotels were operated by subsidiaries of Marriott under a management contract with our TRS.  Marriott’s obligations under the lease and the management contracts are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

(2)          On April 1, 2003, Wyndham defaulted on this lease. See Note 6 to our financial statements.

(3)          Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(4)          Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(5)          Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

(7)          Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Summerfield Suites by Wyndham® (1)		AmeriSuites®		Candlewood Suites®		Homestead Studio Suites®		Total/ Range/ Average (all investments)
Property Leases and Operating Agreements

Number of Hotels	15		24		57		18		251

Number of Rooms/Suites	1,822		2,929		6,887		2,399		34,284

Number of States	8		14		23		5		37

Tenant	Subsidiary of Wyndham		Subsidiary of Prime		Subsidiary of Candlewood		Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of Wyndham		Subsidiary of Prime		Subsidiary of Candlewood		Subsidiary of BRE/Homestead Village LLC

Investment at March 31, 2003 (000s)(2)	$240,000		$243,350		$434,750		$145,000		$2,682,550

Security Deposit (000s)	$15,000		$25,575(3)		$46,085		$15,960		$253,418

End of Current Term	2017		2013		2018		2015		2010-2019 (average 13.4 years)

Renewal Options(4)	4 for 12 years each		3 for 15 years each		3 for 15 years each		2 for 15 years each

Current Annual Minimum Rent/Return (000s)	$25,000		$25,575		$45,507		$15,960		$277,860

Percentage Rent/Return(5)	7.5%		8.0%		10.0%		10.0%		5%-10%

Other Security Features	Wyndham parent minimum net worth requirement.		Limited guarantee secured by $16.5 million cash deposit.		Candlewood parent guarantee and minimum net worth requirement.		Homestead parent guarantee and minimum net worth requirement.

Tenant Operating Statistics(6)

Rent/Return Coverage(6)(7):

Year ended 12/31/02	0.7	x	0.6	x	0.9	x	1.0	x	0.6x -1.5	x
Twelve months ended 3/31/03	0.6	x	0.5	x	0.8	x	1.0	x	0.5x -1.4	x
Quarter ended 3/31/03	0.5	x	0.4	x	0.7	x	1.0	x	0.4x -1.0	x

(1)          On April 1, 2003, Wyndham defaulted on this lease. See Note 6 to our financial statements.

(2)          Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(3)          Excludes deposit of approximately $16.5 million retained by us to secure guarantee obligations to us.

(4)          Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(5)          Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

(7)          Represents data for comparable fiscal periods for the hotels managed by Marriott.

The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR, reported to us by our third party tenants and managers by lease or operating agreement for the periods indicated for the 250 hotels we own which were open for at least one full year as of January 1, 2003:

Lease	No. of Hotels	No. of Rooms	Quarter Ended March 31, 2003(1)	Quarter Ended March 31, 2002(1)	Change
ADR
Host (lease no. 1)	53	7,610	97.60	99.08	-1.5%
Host (lease no. 2)	18	2,178	94.11	96.60	-2.6%
Marriott	35	5,382	91.59	91.13	0.5%
Barcelo Crestline	19	2,756	95.69	97.69	-2.0%
Wyndham (lease no. 1)(2)	12	2,321	80.53	92.22	-12.7%
Wyndham (lease no. 2)(2)	15	1,822	95.87	107.29	-10.6%
Prime	23	2,805	65.19	70.24	-7.4%
Candlewood	57	6,887	54.23	53.88	0.6%
Homestead	18	2,399	50.10	50.31	-0.4%
Total/Average	250	34,160	79.48	81.67	-2.7%

OCCUPANCY
Host (lease no. 1)	53	7,610	61.3%	65.9%	-7.0%
Host (lease no. 2)	18	2,178	72.3%	71.8%	0.7%
Marriott	35	5,382	69.6%	67.3%	3.4%
Barcelo Crestline	19	2,756	66.7%	68.9%	-3.2%
Wyndham (lease no. 1)(2)	12	2,321	75.8%	69.8%	8.6%
Wyndham (lease no. 2)(2)	15	1,822	78.4%	73.4%	6.8%
Prime	23	2,805	60.7%	60.2%	0.8%
Candlewood	57	6,887	69.3%	73.4%	-5.6%
Homestead	18	2,399	72.2%	73.8%	-2.2%
Total/Average	250	34,160	68.1%	69.0%	-1.3%

RevPAR
Host (lease no. 1)	53	7,610	59.85	65.26	-8.3%
Host (lease no. 2)	18	2,178	68.09	69.33	-1.8%
Marriott	35	5,382	63.74	61.29	4.0%
Barcelo Crestline	19	2,756	63.78	67.34	-5.3%
Wyndham (lease no. 1)(2)	12	2,321	61.04	64.36	-5.2%
Wyndham (lease no. 2)(2)	15	1,822	75.19	78.72	-4.5%
Prime	23	2,805	39.56	42.27	-6.5%
Candlewood	57	6,887	37.59	39.53	-4.9%
Homestead	18	2,399	36.17	37.13	-2.6%
Total/Average	250	34,160	54.10	56.38	-4.0%

(1)          Includes data for the calendar periods indicated, except for our Courtyard by Marriott®, Residence Inn by Marriott®, Marriott Hotels Resorts and Suites®, TownePlace Suites by Marriott®, and SpringHill Suites by Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          On April 1, 2003, Wyndham defaulted on these leases. See Note 6 to our financial statements.

Seasonality

 Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our contractual lease and operating agreement require our tenants/managers to make the substantial portion of our rents and return payments to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our tenants’ or operators’ ability to meet their contractual obligations to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2002. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. Our total outstanding debt at March 31, 2003, consists of four issues of fixed rate, senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$150.0 million	7.000%	$10.5 million	2008	Semi-Annually
50.0 million	9.125%	4.6 million	2010	Semi-Annually
125.0 million	6.850%	8.6 million	2012	Semi-Annually
175.0 million	6.750%	11.8 million	2013	Semi-Annually
$500.0 million		$35.5 million

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not effect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $3.5 million. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. A hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations in the table above by approximately $13.2 million.

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

Our revolving credit facility bears interest at floating rates and matures in 2005. As of March 31, 2003, there was zero outstanding and the full amount of $350 million was available. The credit facility has a feature that will allow us to expand borrowings up to $700 million, in certain cases. Our revolving credit facility is available to finance acquisitions and for general business purposes. Repayments under the credit facility may be made at any time without penalty. Our exposure to fluctuations in interest rates may in the future increase if we incur debt to fund future acquisitions or otherwise. A change in interest rates would not affect the value of our floating rate debt obligations, but would affect the interest which we must pay on this debt.

The interest rate market which has an impact upon us is the U.S. dollar interest rate market for corporate obligations, including floating rate LIBOR based obligations and fixed rate obligations.

Item 4.  Controls and Procedures

a)  Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

b)  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTELY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES OR OUR OFFICERS WITH RESPECT TO THE ULTIMATE RESOLUTION OF THE WYNDHAM LEASE DEFAULTS, OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO REGULATIONS AND PAYMENT POLICIES WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS, COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION. FOR EXAMPLE, IF TRAVEL PATTERNS CONTINUE AT THEIR CURRENT DEPRESSED LEVELS OUR TENANTS AND OPERATORS MAY EXPERIENCE LOSSES AND BECOME UNABLE TO PAY OUR RENTS OR RETURNS. SIMILARLY, WE MAY BE UNABLE TO RESOLVE THE WYNDHAM LEASE DEFAULTS IN A MANNER THAT DOES NOT RESULT IN LOWER RENTS OR CASH FLOW TO US THAN WE NOW EXPECT. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING THE INFORMATION UNDER THE HEADING “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE ADVERSE CHANGES FROM OUR CURRENT EXPECTATIONS. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II                 Other Information

Item 2.  Changes in Securities and Use of Proceeds

On March 12, 2003, we issued 27,577 common shares in payment of an incentive fee of $938,077 for services rendered by REIT Management & Research LLC, or RMR, during 2002 based upon a per common share price of $34.02.  As further described in our 2002 Form 10-K, the Company has an agreement with RMR whereby RMR provides investment, management and administrative services to the Company.  These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On May 6, 2003, as part of their annual compensation, each of the Company’s three independent trustees received a grant of 300 common shares valued at $29.00 per common share, the closing price of the common shares on the New York Stock Exchange on May 6, 2003.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

12.1                           Computation of Ratio of Earnings to Fixed Charges (Filed herewith)

12.2                           Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions (Filed herewith)

99.1                           Certification required by 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)  (Filed herewith)

(b)                                 Reports on Form 8-K

(i)                                     On April 2, 2003, the Company filed a Current Report on Form 8-K relating to a press release issued by the Company on April 2, 2003, regarding defaults on rents due on leases with subsidiaries of Wyndham International, Inc.

(ii)                                  On May 1, 2003, the Company filed a Current Report on Form 8-K relating to a press release issued by the Company on April 28, 2003, regarding the termination of Wyndham International, Inc. operations of 15 hotels and negotiations regarding 12 hotels.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer (authorized officer and principal financial officer)
Date: May 7, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Barry M. Portnoy
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Gerard M. Martin
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ John G. Murray
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer