Form 10-Q
period 2003-06-30
HOSPITALITY PROPERTIES TRUST
filed 2003-08-14
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 11, 2003: 62,586,825

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2003

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” refers to Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted.

PART I           Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Real estate properties, at cost	$2,821,023	$2,762,322
Accumulated depreciation	(476,126)	(425,910)
	2,344,897	2,336,412

Cash and cash equivalents	171,759	7,337
Restricted cash (FF&E reserve)	31,722	46,807
Other assets, net	16,902	13,200
	$2,565,280	$2,403,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$155,000	$—
Senior notes, net of discounts	498,008	473,965
Security and other deposits	236,593	269,918
Accounts payable and other	61,804	12,742
Due to affiliate	1,140	2,111
	952,545	758,736

Commitments and Contingencies

Shareholders’ equity:
Series A preferred shares; 9 1/2% cumulative redeemable at $25/share, no par value; 3,000,000 shares issued and outstanding	72,207	72,207
Series B preferred shares; 8 7/8% cumulative redeemable at $25/share, no par value; 3,450,000 shares issued and outstanding	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 62,575,825 and 62,547,348 issued and outstanding, respectively	626	625
Additional paid-in capital	1,669,069	1,668,230
Cumulative net income	779,049	715,865
Cumulative preferred distributions	(32,702)	(26,481)
Cumulative common distributions	(958,820)	(868,732)
Total shareholders’ equity	1,612,735	1,645,020
	$2,565,280	$2,403,756

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Rental income	$50,755	$62,082	$112,088	$120,429
Hotel operating revenues	45,374	20,310	68,160	38,449
FF&E reserve income	5,109	5,669	9,814	10,935
Interest income	76	54	290	236
Total revenues	101,314	88,115	190,352	170,049

Expenses:
Hotel operating expenses	32,058	13,229	46,104	24,398
Interest (including amortization of deferred financing costs of $593, $718, $1,226 and $1,323, respectively)	9,733	11,066	20,402	21,113
Depreciation and amortization	25,146	24,186	50,217	47,920
General and administrative	3,795	4,144	7,863	7,797
Loss on early extinguishment of debt	—	—	2,582	—
Total expenses	70,732	52,625	127,168	101,228

Net income	30,582	35,490	63,184	68,821
Preferred distributions	3,695	1,781	7,390	3,563
Net income available for common shareholders	$26,887	$33,709	$55,794	$65,258

Weighted average common shares outstanding	62,575	62,538	62,565	62,529

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.43	$0.54	$0.89	$1.04

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$63,184	$68,821
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,217	47,920
Amortization of deferred financing costs as interest	1,226	1,323
FF&E reserve income and deposits	(11,899)	(12,932)
Deferred percentage rent	1,163	1,306
Loss on early extinguishment of debt	2,582	—
Net change in other assets and liabilities	912	(5,357)
Cash provided by operating activities	107,385	101,081

Cash flows from investing activities:
Real estate acquisitions	(24,234)	(146,565)
Increase in security and other deposits	—	7,146
Cash used in investing activities	(24,234)	(139,419)

Cash flows from financing activities:
Proceeds from issuance of senior notes	172,579	—
Repayment of senior notes	(150,000)	—
Draws on revolving credit facility	164,000	133,000
Repayment of revolving credit facility	(9,000)	(35,000)
Distributions to common shareholders	(90,088)	(88,788)
Distributions to preferred shareholders	(6,220)	(3,563)
Finance costs	—	(5,786)
Cash provided by (used in) financing activities	81,271	(137)

Increase (decrease) in cash and cash equivalents	164,422	(38,475)
Cash and cash equivalents at beginning of period	7,337	38,962
Cash and cash equivalents at end of period	$171,759	$487

Supplemental cash flow information:
Cash paid for interest	$13,574	$19,635
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	11,902	11,727
Purchases of fixed assets with FF&E reserve	(34,467)	(6,972)
Real estate acquired in an exchange	—	(28,914)
Real estate disposed of in an exchange	—	28,914
Common shares issued in payment of incentive advisory fees	938	619

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between us and our subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Shareholders’ Equity

In May 2003, we paid a $0.72 per share, or $45,054, distribution to our common shareholders for the quarter ended March 31, 2003.  In July 2003, we declared a distribution of $0.72 per share, or $45,063, to be paid to common shareholders of record on July 23, 2003.  This distribution will be paid on or about August 21, 2003.

In June 2003, we paid a $0.59375 per share, or $1,781, distribution to our series A preferred shareholders and in July  2003, we paid $0.5546875 per share distribution, or $1,914, to our series B preferred shareholders.

In May 2003, our three independent trustees each were awarded 300 common shares as part of their annual compensation. Those shares vested immediately. In July 2003, 11,000 common shares were granted to our officers and employees of our advisor, REIT Management & Research LLC. One-third of those shares vested immediately, and one-third vests on each of July 1, 2004, and July 1, 2005.

Note 3.  Indebtedness

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (FAS 145). The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence. We implemented FAS 145 on January 1, 2003. On February 18, 2003, we redeemed at par plus accrued interest all of our outstanding 8.5% senior notes due 2009. In connection with this early repayment, we recognized a charge to ordinary operations for the write off of unamortized debt issuance costs of $2,582.

Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee.  This facility permits borrowing up to $350,000 and includes a feature under which the maximum draw could expand to $700,000, in certain circumstances.  Drawings under our credit facility are unsecured.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.  Interest on borrowings under the credit facility is payable at LIBOR plus a spread, totaling 1.35% per annum at June 30, 2003. As of June 30, 2003, we had $155,000 outstanding on our credit facility and $195,000 available for acquisitions and general business purposes.

Note 4.  Real Estate Properties

During the six months ended June 30, 2003, we provided $17,701 of funding for planned tenant improvements to certain of our hotels, which resulted in an increase in our annual minimum rent of $1,770.

Note 5.  Wyndham Lease Defaults

We own 27 hotels that were leased under two combination leases to subsidiaries of Wyndham International, Inc. (Wyndham). One lease, for 15 Summerfield Suites by Wyndham® hotels, required minimum rent of $2,083 per month. The second lease, for 12 Wyndham® hotels, required minimum rent of $1,527 per month. On April 2, 2003, we declared Wyndham in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our rights to retain certain collateral security we held for the Wyndham lease obligations, including security deposits previously provided us by Wyndham of $33,325 (which were not escrowed) and FF&E reserves of $6,928 (which were previously escrowed). On April 28, 2003, and May 12, 2003, respectively, we terminated Wyndham’s occupancy and operation of the 15 Summerfield Suites by Wyndham® hotels and the 12 Wyndham® hotels, and leased the hotels to our taxable REIT subsidiary, or TRS. Our TRS has retained third party managers to operate these 27 hotels under short-term contracts until we identify permanent operators. Accordingly, our income and cash flows from these hotels will fluctuate based on hotel performance and this income and cash flow currently are less than the rents we previously received from the two Wyndham leases. We have not yet decided whether to retain the Wyndham® and Summerfield® brand affiliations for these hotels. For the period commencing with our termination of Wyndham’s occupancy and operation, we have recognized hotel operating revenues and hotel operating expenses related to these 27 hotels.

We have begun discussions with Wyndham concerning the final accounting for various items arising from its lease defaults, including payment of cash flows due to us after the defaults and while Wyndham continued to operate our hotels, the rent due after April 1, 2003, the amounts of FF&E reserve deposits, improvements purchased with such deposits, the security deposits and other matters. Because these amounts have not been quantified or agreed upon they have not been recognized in our June 30, 2003, financial statements. We expect the final resolution of these matters to result in a net gain.

Note 6.  Significant Tenant

HMH HPT CBM LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation (Host), is the lessee of 53 Courtyard by Marriott® properties which represented 20% of our investments, at cost, as of December 31, 2001 (19% at December 31, 2002). Accordingly, we have included the results of operations for the twenty-four weeks ended June 14, 2002, and summarized balance sheet data as of June 14, 2002, of HMH HPT CBM LLC as provided by the lessee’s management in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

Twenty-four weeks ended June 14, 2002
(unaudited)
Revenues:
Rental income*	$23,204
Interest income	137
Amortization of deferred gain	1,328
Total revenues	24,669

Expenses:
Base and percentage rent expense	24,129
Corporate expenses	923
Other expenses	67
Total expenses	25,119
Income (loss) before taxes	(450)
Provision for income taxes	—

Net (loss) income	$(450)

June 14, 2002
(unaudited)
Assets	$67,926
Liabilities*	37,690
Equity	30,236

*                 Percentage rent revenue of $1,518 for the twenty-four weeks ended June 14, 2002, was deferred and is included in liabilities on the balance sheet.

CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Barcelo Crestline Corporation (Crestline), is the sublessee of the 53 Courtyard by Marriott® properties discussed above.  We are including the results of operations for the twenty-four weeks ended June 14, 2002, and summarized balance sheet data as of June 14, 2002, of CCMH Courtyard I LLC as provided by the sublessee’s management in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission.

Twenty-four weeks ended June 14, 2002
(unaudited)
Revenues:
Hotels:
Rooms	$87,997
Food and beverage	5,840
Other	2,190
Total hotel revenues	96,027
Operating costs and expenses:
Hotels:
Property-level costs and expenses:
Rooms	19,182
Food and beverage	4,698
Other	33,996
Other operating costs and expenses:
Management fees	10,383
Lease expense	24,389
Total hotel expenses	92,648

Operating profit	3,379

Corporate expenses	(167)
Interest expense	(121)
Interest income	778
Income before income taxes	3,869
Income taxes	(1,509)
Net income	$2,360

June 14, 2002
(unaudited)
Assets	$37,281
Liabilities	8,814
Members equity	28,467

Operating results for these 53 Courtyard by Marriott® properties for the twenty-four weeks ended June 14, 2002, derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host’s subtenant) are detailed below:

Twenty-four weeks ended June 14, 2002
(unaudited)
Total hotel sales:
Rooms	$87,997
Food and beverage	5,840
Other	2,190
Total hotel sales	96,027
Expenses:
Rooms	19,182
Food and beverage	4,698
Other operating departments	765
General and administrative	9,937
Utilities	3,612
Repairs, maintenance and accidents	3,583
Marketing and sales	3,498
Chain services	2,017
FF&E escrow deposits	4,801
Real estate tax	4,208
Land rent	878
System fees	2,881
Other costs	697
Total departmental expenses	60,757

Hotel revenues in excess of property-level costs and expenses	$35,270

Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due to us under this lease of $23,694 in the 2002 period.

Note 7.  Subsequent Events

On July 1, 2003, we purchased 16 Staybridge Suites® for $185,000 from InterContinental Hotels Group PLC (InterContinental).  We simultaneously leased these hotels to our TRS, which entered into a long-term management agreement with a subsidiary of InterContinental to operate the hotels. Pursuant to this agreement we expect to receive an owner’s priority return of $16,900 per year, plus percentage participations in hotel operating revenues in excess of negotiated amounts. Our priority return is secured by a security deposit of $16,900 which we withheld from the purchase price and by a limited guaranty from InterContinental. InterContinental’s management contract for these hotels has an initial term expiring in 2023 and InterContinental has two all or none renewal options for 12.5 years each thereafter. We funded this acquisition with cash on hand, incuding $155,000 drawn on June 29, 2003, under our bank credit facility.

On July 21, 2003, we purchased seven Candlewood Suites® hotels for $65,000 from Candlewood Hotel Company  (Candlewood). Simultaneous with this purchase, we added these seven hotels to our existing lease for 57 Candlewood Suites® hotels with Candlewood.  When these hotels were added to this existing lease, the rent payable by Candlewood to us was increased by $6,500 per year, plus a percentage of hotel operating revenues in excess of negotiated amounts.  The combined lease for all 64 hotels remains secured by a security deposit and a guaranty from Candlewood.  We funded the acquisition with cash on hand and borrowings under our bank credit facility.

We own 24 Amerisuites® hotels that are leased to a subsidiary of Prime Hospitality Corp. (Prime). The lease requires net minimum rent of $1,983 per month. On July 2, 2003, we declared Prime in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our right to retain certain collateral security we held for the Prime lease obligations, including security and guaranty deposits totaling $42,075 (which were not escrowed) and a FF&E reserve of $4,271 (which was previously escrowed). Prime’s management and franchise agreements for these 24 hotels are subordinated to our lease obligations. Accordingly, we have the right to install a new manager and to re-brand these hotels.  We have not yet determined whether to change the management of these hotels or their brand. The income and cash flow of these hotels are currently less than the rent we previously received from Prime and, accordingly, our future income from the hotels is expected to decline.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands)

The following information should be read in conjunction with financial statements and notes thereto included in this quarterly report and with our Annual Report on Form 10-K.

Current Events

As a result of the terrorism concerns, the war with Iraq, concerns regarding the SARS outbreak and the impact of a recessionary economy, the U.S. hotel industry has experienced significant declines in occupancy, revenues and profitability since 2001. These declines primarily arose from reduced business travel. During the first six months of 2003, most of our hotel operators continued to report declines in the operating performance of our hotels versus 2002. As described below, tenants under two leases for 27 hotels failed to pay rents totaling $3,610 due to us on April 1, 2003; and a tenant under one lease for 24 hotels failed to pay rent of $1,983 due to us on July 1, 2003. Because of these defaults our future income and cash flow from these 51 hotels will fluctuate based on the hotels’ performance. In view of present hotel industry operating conditions, we expect this income and cash flow will be less than the rents we previously received for these 51 hotels. All of our other leases and operating agreements contain security features, such as security deposits and, in certain instances, guarantees, which are intended to protect payment of minimum rents and returns to us in accordance with our contract terms regardless of hotel performance. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the current hotel industry operating conditions continue at depressed levels for extended periods. If additional tenants, hotel managers or guarantors default in their payment obligations to us, our revenues and cash flows may decline further.

Leases and Operating Agreements

At June 30, 2003, each of our 251 hotel properties was leased to or operated by third parties: 199 of our hotels were leased by third parties under six pooled or combination leases; and 52 of our hotels are managed by third parties under three pooled or combination management contracts. Our 52 managed hotels are leased to our taxable REIT subsidiary, or TRS. One agreement includes 35 hotels, which as of June 30, 2003, includes 25 hotels operated by affiliates of Marriott International under long term management contracts and leased to our TRS. Payment obligations due to us for these 25 hotels are pooled with the remaining 10 hotels that continue to be leased by Marriott International until it elects to operate them under the management agreement. Each of these 10 hotels are required to begin to be leased to our TRS and managed by Marriott prior to June 30, 2004. We expect hotel operating revenues and hotel operating expenses to increase when these hotels begin to be leased to our TRS. Twenty-seven hotels formerly leased to Wyndham are currently operated by two different third party managers. As a result, hotel operating revenues and expenses from these hotels began to be reflected in our consolidated statement of income during the 2003 second quarter.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2003 versus 2002

Total revenues for the 2003 second quarter were $101,314, a 15.0% increase over revenues of $88,115 for the 2002 second quarter.  This is primarily due to increased activities of our TRS as explained above.

Rental income for the 2003 second quarter was $50,755, a 18.2% decrease from $62,082 for the 2002 second quarter. This decrease is a result of the rental income of $10,830 recognized in the 2002 second quarter (versus $0 in the 2003 second quarter) for the 27 hotels previously leased to Wyndham which began to be leased to our TRS in the 2003 second quarter and replacement of $1,563 of rental income with hotel operating revenues and expenses for hotels leased to Marriott International which began to be leased to our TRS subsequent to the 2002 second quarter. Rents from our TRS are not separately stated in our consolidated statement of income.

The termination of Wyndham’s occupancy and management of the Summerfield Suites® and Wyndham® hotels and the commencement of the leases with our TRS took place on April 28, 2003, and May 12, 2003, respectively. We recognized no rental or other income for the period April 1, 2003, to the dates Wyndham’s occupancy and management of the hotels were terminated due to the uncertainty regarding its amount and collection. We are in discussions with Wyndham regarding this and other matters.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income for the 2003 second quarter was $5,109, a 9.9% decrease from FF&E reserve income of $5,669 for the 2002 second quarter. This decrease is primarily due to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States described above. Part of this decrease is also due to activities related to six hotels which were leased to Marriott International during the 2002 second quarter that began to be leased to our TRS after the 2002 second quarter. The revenues which are escrowed as FF&E reserves for hotels leased to our TRS, totaling $222 for the 2002 second quarter are not separately stated in our consolidated statements of income.

Our TRS activities gave rise to hotel operating revenues for the 2003 second quarter of $45,374, a 123.4% increase over hotel operating revenues of $20,310 for the 2002 second quarter. Our TRS activities also gave rise to hotel operating expenses for the 2003 second quarter of $32,058, a 142.3% increase over hotel operating expenses of $13,229 for the 2002 second quarter. The increases in hotel operating revenues and expenses were caused by our adding six hotels previously leased to Marriott International and the 27 hotels previously leased to Wyndham to our TRS operations in the 2003 second quarter. The hotels formerly leased to Marriott International which are now leased to our TRS generated net operating results that were $301 and $720 less than the minimum return due to us for the 2003 and 2002 second quarter, respectively; these amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by Marriott.

Interest income for the 2003 second quarter was $76, a 40.7% increase over $54 for the 2002 second quarter. The increase was primarily due to the higher average cash balances in the 2003 second quarter.

Total expenses for the 2003 second quarter were $70,732, a 34.4% increase over total expenses of $52,625 for the 2002 second quarter. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels leased to our TRS in the 2003 second quarter than in the 2002 second quarter.

Interest expense for the 2003 second quarter was $9,733, a 12.0% decrease from interest expense of $11,066 for the 2002 second quarter. The decrease was primarily due to a lower weighted average interest rate during the 2003 second quarter. Depreciation and amortization expense for the 2003 second quarter was $25,146, a 4.0% increase over depreciation and amortization expense of $24,186 for the 2002 second quarter.  This increase was due principally to the impact of the purchase of depreciable assets with funds from FF&E reserve accounts owned by us and capital improvements we funded to modernize 36 of our Courtyard by Marriott® hotels discussed below.

General and administrative expense for the 2003 second quarter was $3,795, a 8.4% decrease from general and administrative expense of $4,144 for the 2002 second quarter.  This decrease is due principally to lower incentive advisory fee expense in the 2003 second quarter.

Net income for the 2003 second quarter was $30,582, a 13.8% decrease from net income of $35,490 for the 2002 second quarter.  The decrease was primarily due to decreased income during the 2003 second quarter from the 27 hotels which were previously leased to Wyndham.

Net income available for common shareholders for the 2003 second quarter was $26,887, or $0.43 per share, a 20.2% decrease, or 20.4% on a per share basis, from net income available for common shareholders of $33,709, or $0.54 per share, for the 2002 second quarter.  This change resulted from the activities discussed above.

Six Months Ended June 30, 2003 versus 2002

Total revenues for the first six months of 2003 were $190,352, a 11.9% increase over revenues of $170,049 for the first six months of 2002.  This is primarily due to increased activities of our TRS as explained above and our hotel acquisitions as explained below.

Rental income for the first six months of 2003 was $112,088, a 6.9% decrease from $120,429 for the first six months of 2002. This decrease is a result of the rental income of $21,660 recognized in the first six months of 2002 (versus $10,830 in the first six months of 2003) for the 27 hotels previously leased to Wyndham which began to be leased to our TRS in the 2003 second quarter and the replacement of $3,127 of rental income with hotel operating revenues and expenses for hotels leased to Marriott International which subsequent to the 2002 second quarter began to be leased to our TRS. Rents from our TRS are not separately stated in our consolidated statement of income.

The termination of Wyndham’s occupancy and management of the Summerfield Suites® and Wyndham® hotels and the commencement of the leases with our TRS took place on April 28, 2003, and May 12, 2003, respectively. We recognized no rent or other income for the period April 1, 2003, to the dates Wyndham’s occupancy and management of the hotels were terminated due to the uncertainty regarding its amount and collection. We are in discussions with Wyndham regarding this and other matters.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income for the first six months of 2003 was $9,814, a 10.3% decrease from FF&E reserve income of $10,935 for the first six months of 2002. This decrease is primarily due to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States described above. Part of this decrease is also due to activities related to six hotels which were leased to Marriott International during the first six months of 2002 that  began to be leased to our TRS after the 2002 second quarter. Amounts which are escrowed as FF&E reserves for hotels leased by our TRS, totaling $471 for the first six months of 2002, are not separately stated in our consolidated statements of income.

Our TRS activities gave rise to hotel operating revenues for the first six months of 2003 of $68,160, a 77.3% increase over hotel operating revenues of $38,449 for the first six months of 2002. Our TRS activities also gave rise to hotel operating expenses for the first six months of 2003 of $46,104, a 89.0% increase over hotel operating expenses of $24,398 for the first six months of 2002. The increases in hotel operating revenues and expenses were caused by our adding six hotels previously leased to Marriott International and 27 hotels previously leased to Wyndham to our TRS operations in the first six months of 2003. The hotels formerly leased to Marriott International which are now leased to our TRS generated net operating results that were $2,527 and $2,315 less than the minimum return due to us for the six months ended 2003 and 2002, respectively; these amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by Marriott.

Interest income for the first six months of 2003 was $290, a 22.9% increase over $236 for the first six months of 2002. The increase was primarily due to the higher average cash balances in the first six months of 2003.

Total expenses for the first six months of 2003 were $127,168, a 25.6% increase over total expenses of $101,228 for the first six months of 2002. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels leased to our TRS in the first six months of 2003 than in the first six months of 2002 and a loss on early extinguishment debt.

Interest expense for the first six months of 2003 was $20,402, a 3.4% decrease from interest expense of $21,113 for the first six months of 2002. The decrease was primarily due to a lower weighted average interest rate during the first six months of 2003. Depreciation and amortization expense for the first six months of 2003 was $50,217, a 4.8% increase over depreciation and amortization expense of $47,920 for the first six months of 2002.  This increase was due principally to the impact of the acquisition of 21 hotels in April 2002, the purchase of depreciable assets with funds from FF&E reserve accounts owned by us and capital improvements we funded to modernize 36 of our Courtyard by Marriott® hotels.

General and administrative expense for the first six months of 2003 was $7,863, a 0.8% increase from general and administrative expense of $7,797 for the first six months of 2002.

In the first six months of 2003, we recognized a loss of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed on February 18, 2003. There was no corresponding expense in the first six months of 2002.

Net income for the first six months of 2003 was $63,184, a 8.2% decrease from net income of $68,821 for the first six months of 2002. The decrease was primarily due to decreased income from the 27 hotels which were previously leased to Wyndham and a loss on early extinguishment of debt.

Net income available for common shareholders for the first six months of 2003 was $55,794, or $0.89 per share, a 15.0% decrease, or 14.4% on a per share basis, from net income available for common shareholders of $65,628, or $1.04 per share, for the first six months of 2002. This change resulted from the activities discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Tenants and Operators

All of our hotels are leased to or operated by third parties. We do not operate hotels. As of June 30, 2003, 224 of our hotels are operated under seven grouped hotel leases or operating agreements that provide for a minimum rent or return to us. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as agent for us. These third parties generally derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due to us from hotel operating revenues.

We define coverage for each of our seven grouped hotel leases or operating agreements as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features is presented in the table on pages 18 to 20. Three of our seven hotel combinations, representing 89 hotels, generated coverage of at least 1.0x during 2002 and the twelve months ended June 30, 2003. If a hotel combination does not generate coverage of at least 1.0x, our tenant or operator must supplement hotel operating results to make the minimum payments due to us to prevent default under the lease or operating agreement. In addition, 153 of our hotels comprising five combinations that represent 57.6% of our total investments, at cost, are operated under leases or management agreements which are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations.

As of June 30, 2003, all rents and return payments due under the seven agreements, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2003, had been received. However, the rent due on and after July 1, 2003, for 24 hotels, under a lease with the subsidiary of Prime Hospitality Corporation (Prime) remains unpaid.  That lease requires minimum rent of $1,983 per month. On July 2, 2003, we declared Prime in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our rights to retain certain collateral security we held for the Prime lease obligations, including security and guarantee deposits of $42,075 (which were not escrowed) and FF&E reserves of $4,271 (which were previously escrowed). Prime management and franchise agreements for these 24 hotels are subordinated to our lease obligations. Accordingly, we have the right to install a new manager and to rebrand these hotels. We have not yet determined whether to change the management of these hotels or their brand. The income and cash flows from these hotels currently are less than the rents we previously received from the Prime lease and, accordingly, our future income from these hotels is expected to decline.

The effectiveness of various security features included in our other leases and operating agreements to provide uninterrupted payments to us is not assured, particularly if the current travel patterns continue at depressed levels for extended periods. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the documents. At December 31, 2002 and June 30, 2003, the Barcelo Crestline subtenants and the guarantor under the Candlewood lease, as described in charts on pages 18 and 19, respectively, each had net worth less than was required by our sublease and guaranty documents. In March 2003, we granted limited waivers of these net worth requirements while we negotiate with these subtenants and the guarantor regarding these matters. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues and cash flows likely will decline.

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from leasing and the excess of hotel operating revenues over hotel operating expenses for hotels leased to our TRS. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents and returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay our operating expenses, including interest and distributions to shareholders.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements, including the distribution of our taxable income to our shareholders. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999 federal legislation known as the REIT Modernization Act, or RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. We entered our first transaction using a TRS on June 15, 2001. The income realized by our TRS in excess of the rent it pays to us will be subject to income tax at corporate tax rates. As and if the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves. As of June 30, 2003, there was approximately $43,881 on deposit in these escrow accounts, of which $31,722 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $12,159 was held in accounts owned by our tenants and is not reflected on our balance sheet.  We have security and remainder interests in the accounts owned by our tenants. During the first six months of 2003, $15,282 was contributed to these accounts and $41,968 was spent from these accounts to renovate and refurbish our hotels. Following the defaults by Wyndham and Prime on their rent obligations we required Wyndham and Prime to transfer the balance in their FF&E reserve accounts to us. Wyndham transferred $6,928 to us in April 2003 and Prime transferred $4,271 to us in July 2003.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum draw may expand to $700,000, in certain circumstances. Drawings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.

At June 30, 2003, we had $171,759 of cash and cash equivalents and $195,000 available on our revolving credit facility. On July 1, 2003, we acquired 16 Staybridge Suites® hotels from InterContinental for $185 million and on July 21, 2003, we purchased seven Candlewood Suites® hotels from Candlewood Hotel Corporation for $65 million. We funded these acquisitions with cash on hand and borrowings on our revolving credit facility. As of August 11, 2003, we have $215,000 outstanding against our revolver. We expect to use cash balances, borrowings under our credit facility or otherwise and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

We have committed to fund improvements at 36 of our Courtyard by Marriott® hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott® rooms which we own. Approximately $19,178 of the estimated $44,178 cost for this project will be funded with amounts on deposit in FF&E reserve accounts. We plan to fund the remaining $25,000 with existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels increases by 10% of the amount funded other than funding from the FF&E reserve accounts. In the first six months of 2003, $14,880 was funded from amounts on deposit in FF&E reserve accounts and we funded $13,920 towards the project. The remaining funding is expected to take place before the end of the 2003.

In January 2003, we issued $175,000 of 6.75% senior notes, due 2013. Net proceeds after underwriting and other offering expenses were $172,584. In February 2003, we redeemed at par plus accrued interest, all $150,000 of our outstanding 8.5% senior notes due 2009. Our term debt maturities (other than our bank revolver) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012 and $175,000 in 2013. None of these debt obligations require principal or sinking fund payments prior to their maturity dates.

When amounts are outstanding on our revolving bank facility and, as the maturity dates of that credit facility and our term debts approach, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. In March 2002, our shelf registration statement was declared effective by the Securities and Exchange Commission. As of June 30, 2003, we had $2,413,750 available on this shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On July 2, 2003, a distribution of $0.72 per common share was declared with respect to 2003 second quarter results and will be paid to shareholders on August 21, 2003, using cash on hand and borrowings under our credit facility.

Debt Covenants

Our debt obligations at June 30, 2003, were limited to the outstanding balance of $155,000 on our revolving credit facility and our $500,000 of publicly issued term debt. Each issue of our term debt is governed by an indenture. This indenture and its supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, as defined, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios, as defined. During the period from our incurrence of these debts through June 30, 2003, we believe we were in compliance with all of the covenants under our indenture and its supplements and our credit agreement.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20 million or more. Similarly, a default on our public debt indenture would constitute a default on our credit agreement.

As of June 30, 2003, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of June 30, 2003, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade. We have no “off balance sheet” liabilities.

Property Leases, Operating Agreements and Tenant Operating Statistics

At August 11, 2003, we own 274 hotels which are grouped into ten combinations and leased to or managed by separate affiliates of hotel operating companies including Marriott International, Inc., Host Marriott Corporation, Barcelo Crestline Corporation, Prime Hospitality Corporation, Candlewood Hotel Company, Inc., BRE/Homestead Village LLC and InterContinental Hotels Group.

The tables on the following pages summarize the key terms of our leases and operating agreements and include statistics reported directly to us or derived from information reported to us by our tenants and operators. These statistics include occupancy, average daily rate, or ADR, revenue per available room, or RevPAR, and coverage of our minimum rents or owner’s priority returns. We consider these statistics and the lease or operating agreement security features also presented in the tables on the following pages to be important measures of our tenants’ and operators’ success in operating our hotels and their ability to make continued payments to us. However, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®		Residence Inn by Marriott®		Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®(1)		Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®
Property Leases and Operating Agreements

Number of Hotels	53		18		35		19

Number of Rooms/Suites	7,610		2,178		5,382		2,756

Number of States	24		14		15		14

Tenant	Subsidiary of Host; subleased to subsidiary of Barcelo-Crestline		Subsidiary of Host; subleased to subsidiary of Barcelo-Crestline		Subsidiary of Marriott/ our TRS		Subsidiary of Barcelo-Crestline

Manager	Subsidiary of Marriott		Subsidiary of Marriott		Subsidiary of Marriott		Subsidiary of Marriott

Investment at June 30, 2003 (000s) (2)	$538,672		$179,726		$453,954		$274,222

Security Deposit (000s)	$50,540		$17,220		$36,204		$28,509

End of Current Term	2012		2010		2019		2015

Renewal Options (3)	3 for 12 years each		1 for 10 years, 2 for 15 years each		2 for 15 years each		2 for 10 years each

Current Annual Minimum Rent/Return (000s)	$53,719		$17,948		$48,288		$28,508

Percentage Rent/Return (4)	5.0%		7.5%		7.0%		7.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		Limited guarantee provided by Marriott.		Limited guarantees provided by Barcelo-Crestline and Marriott.
Tenant/Operator Statistics

Rent/Return Coverage (5) (6):
Year ended 12/31/02	1.5	x	1.2	x	0.9	x	0.9	x
Twelve months ended 6/30/03	1.2	x	1.1	x	0.9	x	0.8	x
Quarter ended 6/30/03	1.1	x	1.1	x	1.0	x	0.8	x

(1)          At June 30, 2003, 10 of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott.  The remaining 25 hotels were operated by subsidiaries of Marriott under a management contract with our TRS.  Marriott’s obligations under the lease and the management contracts are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

(2)          Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(3)          Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(4)          Each of our leases and certain of our management contracts provide for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(5)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

(6)          Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Wyndham®/ Wyndham Garden® (1)		Summerfield Suites by Wyndham® (1)		AmeriSuites® (2)		Candlewood Suites® (3)
Property Leases and Operating Agreements

Number of Hotels	12		15		24		64

Number of Rooms/Suites	2,321		1,822		2,929		7,775

Number of States	8		8		14		28

Tenant	Our TRS		Our TRS		Subsidiary of Prime		Subsidiary of Candlewood

Manager	Subsidiary of Barcelo-Crestline		Subsidiary of Candlewood		Subsidiary of Prime		Subsidiary of Candlewood

Investment at June 30, 2003 (000s) (4)	$182,570		$240,000		$243,350		$499,750

Security Deposit (000s)		(1)		(1)		(2)	$46,085

End of Current Term		(1)		(1)		(2)	2018

Renewal Options (5)		(1)		(1)		(2)	3 for 15 years each

Current Annual Minimum Rent/Return (000s)		(1)		(1)		(2)	$52,007

Percentage Rent/Return (6)		(1)		(1)		(2)	10.0%

Other Security Features		(1)		(1)		(2)	Candlewood parent guarantee and minimum net worth requirement.

Tenant/Operator Statistics

Rent/Return Coverage (7):
Year ended 12/31/02		(1)		(1)		(2)	0.9	x
Twelve months ended 6/30/03		(1)		(1)		(2)	0.9	x
Three months ended 6/30/03		(1)		(1)		(2)	1.0	x

(1)          On April 1, 2003, Wyndham defaulted on this lease. These hotels are currently leased to our TRS. See Note 5 to our financial statements.

(2)          On July 1, 2003, Prime defaulted on this lease. See Note 7 to our financial statements.

(3)          Adjusted for our July 21, 2003, acquisition of seven of these 64 hotels for $65 million. See Note 7 to our financial statements.

(4)          Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(5)          Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(6)          Each of our leases and certain of our management contracts provide for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(7)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

Hotel Brand	Homestead Studio Suites®		Staybridge Suites® (1)		Total / Range / Average
Property Leases and Operating Agreements

Number of Hotels	18		16		274

Number of Rooms/Suites	2,399		1,960		37,132

Number of States	5		11		38

Tenant	Subsidiary of BRE/Homestead		Our TRS

Manager	Subsidiary of BRE/Homestead		Subsidiary of InterContinental

Investment at June 30, 2003 (000s) (2)	$145,000		$185,000		$2,942,244

Security Deposit (000s)	$15,960		$16,900		$211,418

End of Current Term	2015		2023

Renewal Options (3)	2 for 15 years each		2 for 12.5 years each

Other Security Features	BRE/Homestead parent guarantee and minimum net worth requirement.		Limited guarantee provided by InterContinental.

Current Annual Minimum Rent/Return (000s)	$15,960		$16,900		$233,330

Percentage Rent/Return (4)	10.0%		7.5%		5% – 10%

Tenant/Operator Statistics

Rent/Return Coverage (5):
Year ended 12/31/02	1.0	x		(1)	0.9x – 1.5x
Twelve months ended 6/30/03	1.0	x		(1)	0.8x – 1.2x
Three months ended 6/30/03	1.1	x		(1)	0.8x – 1.1x

(1)          On  July 1, 2003, we acquired 16 Staybridge hotels from InterContinental for $185 million. See Note 7 to our financial statements.

(2)          Excludes expenditures made from FF&E reserves subsequent to our initial purchase.

(3)          Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(4)          Each of our leases and certain of our management contracts provide for payment to us of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(5)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us.

The following tables summarize the operating statistics, including occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, reported to us by our third party tenants and managers by lease or operating agreement for the periods indicated for the 271 hotels we own which were open for at least one full year as of January 1, 2003:

			Second Quarter (1)				Year to Date
Leases and Operating Agreements	No. of Hotels	No. of Rooms /Suites	2003	2002	Change		2003	2002	Change
ADR
Host (lease no. 1)	53	7,610	$95.38	$98.64	-3.3%		$96.47	$98.85	-2.4%
Host (lease no. 2)	18	2,178	93.99	95.40	-1.5%		94.05	95.58	-2.0%
Marriott	35	5,382	92.60	92.32	0.3%		92.12	91.76	0.4%
Barcelo Crestline	19	2,756	88.42	92.35	-4.3%		91.95	94.95	-3.2%
Wyndham/Wyndham Garden (2)	12	2,321	75.47	79.60	-5.2%		78.01	85.73	-9.0%
Summerfield Suites® (2)	15	1,822	96.37	105.12	-8.3%		96.13	106.14	-9.4%
Prime (3)	23	2,805	61.93	69.88	-11.4%		63.39	70.05	-9.5%
Candlewood	64	7,775	52.44	52.32	0.2%		55.26	54.98	0.5%
Homestead	18	2,399	47.69	47.91	-0.5%		48.85	49.05	-0.4%
InterContinental(4)	14	1,711	81.67	84.61	-3.5%		81.01	84.49	-4.1%
Total/Average	271	36,759	$77.14	$79.77	-3.3%		$78.13	$80.51	-3.0%

OCCUPANCY
Host (lease no. 1)	53	7,610	63.5%	73.4%	-9.9	pt	62.4%	69.6%	-7.2	pt
Host (lease no. 2)	18	2,178	79.7%	78.3%	1.4	pt	76.0%	75.0%	1.0	pt
Marriott	35	5,382	76.3%	75.7%	0.6	pt	72.9%	71.5%	1.4	pt
Barcelo Crestline	19	2,756	70.7%	72.9%	-2.2	pt	68.7%	70.9%	-2.2	pt
Wyndham/Wyndham Garden (2)	12	2,321	74.0%	73.1%	0.9	pt	81.0%	77.5%	3.4	pt
Summerfield Suites® (2)	15	1,822	83.6%	81.5%	2.1	pt	74.9%	71.5%	3.6	pt
Prime (3)	23	2,805	74.3%	66.3%	8.0	pt	67.5%	63.3%	4.3	pt
Candlewood	64	7,775	75.3%	80.2%	-4.9	pt	72.3%	77.2%	-4.9	pt
Homestead	18	2,399	77.7%	80.0%	-2.3	pt	75.0%	76.9%	-1.9	pt
InterContinental(4)	14	1,711	71.0%	71.8%	0.8	pt	70.0%	67.5%	2.6	pt
Total/Average	271	36,759	73.2%	75.6%	-2.4	pt	70.7%	72.3%	-1.7	pt

RevPAR
Host (lease no. 1)	53	7,610	$60.56	$72.39	-16.4%		$60.20	$68.83	-12.5%
Host (lease no. 2)	18	2,178	74.96	74.66	0.4%		71.52	72.00	-0.7%
Marriott	35	5,382	70.62	69.89	1.0%		67.18	65.60	2.4%
Barcelo Crestline	19	2,756	62.54	67.33	-7.1%		63.16	67.33	-6.2%
Wyndham/Wyndham Garden (2)	12	2,321	55.86	58.20	-4.0%		58.42	61.26	-4.6%
Summerfield Suites® (2)	15	1,822	80.59	85.69	-6.0%		77.90	82.23	-5.3%
Prime (3)	23	2,805	46.01	46.33	-0.7%		42.80	44.31	-3.4%
Candlewood	64	7,775	41.07	43.58	-5.8%		39.92	42.42	-5.9%
Homestead	18	2,399	37.05	38.31	-3.3%		36.62	37.73	-2.9%
InterContinental(4)	14	1,711	57.95	60.72	-4.6%		56.73	57.00	-0.5%
Total/Average	271	36,759	$56.43	$60.30	-6.4%		$55.22	$58.24	-5.2%

(1)          Includes data for the calendar periods indicated, except for our Courtyard by Marriott®, Residence Inn by Marriott®, Marriott Hotels Resorts and Suites®, TownePlace Suites by Marriott®, and SpringHill Suites by Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          On April 1, 2003, Wyndham defaulted on this lease. Amounts presented combines data provided by Wyndham and by our new manager. See Note 5 to our financial statements.

(3)          On July 1, 2003, Prime defaulted on this lease. See Note 7 to our financial statements.

(4)          On  July 1, 2003, we acquired 16 Staybridge Suites® hotels from InterContinental for $185 million. Data presented is for periods prior to our ownership. See Note 7 to our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2002.  Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future.

Our revolving credit facility bears interest at floating rates and matures in 2005. At June 30, 2003, we have $155,000 outstanding and $195,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $155,000 at June 30, 2003, was 2.5% per annum.  The following table shows the impact a 10% change in interest rates would have on our floating rate debt outstanding as of June 30, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2003	2.5%	$155,000	$3,813
10% reduction	2.2%	$155,000	$3,410
10% increase	2.8%	$155,000	$4,340

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them on material information required to be included in our periodic SEC filings.

There have been no changes in our internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTELY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION WITH RESPECT TO THE ULTIMATE RESOLUTION OF THE WYNDHAM AND PRIME LEASE DEFAULTS, OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES OR IMPROVE OR MAINTAIN THE APPEARANCE OR COMPETITIVENESS OF OUR OWNED PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, THE AVAILABILITY OF CAPITAL TO FINANCE ACQUISITIONS, COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION. FOR EXAMPLE, IF TRAVEL PATTERNS AND HOTEL ROOM DEMAND CONTINUE AT THEIR CURRENT DEPRESSED LEVELS OUR TENANTS AND OPERATORS MAY EXPERIENCE LOSSES AND BECOME UNABLE OR UNWILLING TO PAY OUR RENTS OR RETURNS. THE WYNDHAM AND PRIME LEASE DEFAULTS MAY RESULT IN LOWER CASH FLOW TO US FROM THESE HOTELS OR HIGHER CAPITAL EXPENDITURES THAN WE NOW EXPECT OR WE MAY BE UNABLE TO RESOLVE THESE MATTERS WITHOUT LITIGATION, WHICH CAN BE EXPENSIVE AND CAN HAVE UNEXPECTED OUTCOMES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ AND OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING THE INFORMATION UNDER THE HEADING “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE ADVERSE CHANGES FROM OUR CURRENT EXPECTATIONS. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

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

On July 2, 2003, we granted 11,000 common shares pursuant to our Incentive Share Award Plan to our officers and employees of our advisor, REIT Management & Research LLC valued at $30.23 per common share, the closing price of our common shares on the New York Stock Exchange on July 2, 2003.  The grants were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 6, 2003, Gerard M. Martin and William J. Sheehan were re-elected as trustees (49,040,199 and 49,118,268 shares voted in favor of, and 7,288,984 and 7,210,915 shares withheld for the re-election of Messrs. Martin and Sheehan, respectively). The current terms of Messrs. Martin and Sheehan expire in 2006. Arthur G. Koumantzelis, John L. Harrington and Barry M. Portnoy continue to serve as trustees with current terms expiring in 2004, 2005 and 2005, respectively.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Amendment to Hospitality Properties Trust 1995 Incentive Share Award Plan effective as of May 30, 2003.*
	10.2	Hospitality Properties Trust 2003 Incentive Share Award Plan effective as of May 30, 2003.*
	10.3	Form of Restricted Share Agreement.*
	12.1	Computation of Ratio of Earnings to Fixed Charges.
	12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or agreement.

(b)	Reports on Form 8-K
	(i)	Current Report on Form 8-K dated April 2, 2003 relating to our press release announcing Wyndham’s failure to pay rent in accordance with the terms of two of our leases.

	(ii)	Current Report on Form 8-K dated April 28, 2003 relating to our press release announcing our termination Wyndham’s occupancy and operations of 15 Summerfield Suites by Wyndham® hotels.

	(iii)	Current Report on Form 8-K dated May 5, 2003 relating to our press release of our financial results of operations and financial condition for the three months ended March 31, 2003.

	(iv)	Current Report on Form 8-K dated May 12, 2003 relating to our press release announcing our termination Wyndham’s occupancy and operations of 12 Wyndham® hotels.

	(v)	Current Report on Form 8-K dated July 1, 2003 relating to our press releases regarding our acquisition of 16 Staybridge Suites® hotels and our notices of default to Prime Hospitality Corporation.

(vi)	Current Report on Form 8-K dated August 5, 2003 relating to the our press release of our financial results of operations and financial condition for the quarter and six months ended June 30, 2003.

Note:      Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Reports on Form 8-K dated May 5, 2003 and August 5, which were furnished to the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/Mark L. Kleifges
Mark L. Kleifges

Treasurer and Chief Financial Officer
(authorized officer and principal financial officer)

Date: August 13, 2003