Form 10-Q
period 2003-09-30
HOSPITALITY PROPERTIES TRUST
filed 2003-11-07
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 4, 2003: 62,587,078

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2003

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” refers to Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted.

PART I                               Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Real estate properties, at cost:
Land	$448,968	$376,089
Building, improvements and equipment	2,640,038	2,386,233
	3,089,006	2,762,322
Accumulated depreciation	(502,985)	(425,910)
	2,586,021	2,336,412

Cash and cash equivalents	4,418	7,337
Restricted cash (FF&E reserve)	31,891	46,807
Other assets, net	16,221	13,200
Total assets	$2,638,551	$2,403,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$104,000	$—
Senior notes, net of discounts	621,136	473,965
Security and other deposits	211,390	269,918
Accounts payable and other	101,868	12,742
Due to affiliate	4,940	2,111
Total liabilities	1,043,334	758,736

Commitments and contingencies

Shareholders’ equity:
Series A preferred shares; 9 1/2% cumulative redeemable at $25/share, no par value; 3,000,000 shares issued and outstanding	72,207	72,207
Series B preferred shares; 8 7/8% cumulative redeemable at $25/share, no par value; 3,450,000 shares issued and outstanding	83,306	83,306
Common shares of beneficial interest, $0.01 par value: 62,587,078 and 62,547,348 shares issued and outstanding, respectively	626	625
Additional paid-in capital	1,669,411	1,668,230
Cumulative net income	809,946	715,865
Cumulative preferred distributions	(36,397)	(26,481)
Cumulative common distributions	(1,003,882)	(868,732)
Total shareholders’ equity	1,595,217	1,645,020
Total liabilities and shareholders’ equity	$2,638,551	$2,403,756

See accompanying notes.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Rental income	$48,163	$62,544	$160,251	$182,973
Hotel operating revenues	72,338	21,469	140,498	59,918
FF&E reserve income	4,318	5,773	14,132	16,708
Interest income	44	35	335	271
Total revenues	124,863	89,821	315,216	259,870

Expenses:
Hotel operating expenses	51,064	14,207	97,168	38,605
Interest (including amortization of note discounts and deferred financing fees of $626, $683, $1,853 and $2,006, respectively)	11,508	10,892	31,910	32,005
Depreciation and amortization	26,859	24,258	77,075	72,178
General and administrative	4,535	4,219	12,400	12,016
Loss on early extinguishment of debt	—	1,600	2,582	1,600
Total expenses	93,966	55,176	221,135	156,404

Net income	30,897	34,645	94,081	103,466
Preferred distributions	(3,695)	(1,781)	(11,085)	(5,344)
Net income available for common shareholders	$27,202	$32,864	$82,996	$98,122

Weighted average common shares outstanding	62,587	62,547	62,572	62,535

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.43	$0.53	$1.33	$1.57

See accompanying notes.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$94,081	$103,466
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,075	72,178
Amortization of note discounts and deferred financing fees	1,853	2,006
FF&E reserve income and deposits	(18,904)	(19,816)
Deferred percentage rent	850	1,897
Loss on early extinguishment of debt	2,582	1,600
Changes in assets and liabilities:
Increase in other assets	(4,078)	(1,012)
Increase (decrease) in accounts payable and other	1,122	(10,005)
Increase in due to affiliate	3,643	4,453
Cash provided by operating activities	158,224	154,767

Cash flows from investing activities:
Real estate acquisitions	(281,110)	(147,335)
Increase in security and other deposits	16,872	7,146
Cash used for investing activities	(264,238)	(140,189)

Cash flows from financing activities:
Proceeds from issuance of senior notes, net of discount	296,997	124,106
Repayment of senior notes	(150,000)	(115,000)
Proceeds from borrowing on revolving credit facility	251,000	250,000
Repayments of borrowings on revolving credit facility	(147,000)	(167,000)
Distributions to common shareholders	(135,150)	(133,822)
Distributions to preferred shareholders	(9,916)	(5,344)
Deferred financing fees	(2,836)	(5,977)
Cash provided by (used for) financing activities	103,095	(53,037)

Decrease in cash and cash equivalents	(2,919)	(38,459)
Cash and cash equivalents at beginning of period	7,337	38,962
Cash and cash equivalents at end of period	$4,418	$503

Supplemental cash flow information:
Cash paid for interest	$34,022	$32,116
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	16,446	18,935
Purchases of fixed assets with FF&E reserve	(45,574)	(10,462)
Real estate acquired in an exchange	—	(28,914)
Real estate disposed of in an exchange	—	28,914
Common shares issued	1,182	973

See accompanying notes.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements have been omitted. We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Shareholders’ Equity

In August 2003, we paid a $0.72 per share, or $45,063, distribution to our common shareholders for the quarter ended June 30, 2003.  On October 7, 2003, we declared a distribution of $0.72 per share, or $45,063, to be paid to common shareholders of record on October 28, 2003.  This distribution will be paid on or about November 20, 2003.

In September 2003, we paid a $0.59375 per share, or $1,781, distribution to our series A preferred shareholders and in October 2003, we paid a $0.5546875 per share distribution, or $1,914, to our series B preferred shareholders.

In August 2003, 300 common shares were awarded to our newly elected independent trustee as part of his compensation. In July 2003, 11,000 common shares were granted to our officers and employees of our advisor, Reit Management & Research LLC. One-third of these shares vested immediately, and one-third will vest on each of July 1, 2004, and July 1, 2005.

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

On September 9, 2003, we issued $125,000 aggregate principal amount of our 6 ¾% senior notes due February 15, 2013.  Net proceeds after discount, underwriting and other offering costs were $121,584.

We have a $350,000, interest only, unsecured credit facility. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The interest rate (2.47% per annum at September 30, 2003) is LIBOR plus a spread. As of September 30, 2003, we had $104,000 outstanding on our credit facility and $246,000 available for acquisitions and general business purposes.

Note 4.  Real Estate Properties

On July 1, 2003, we purchased 16 Staybridge Suites® for $185,000 from InterContinental Hotels Group PLC (InterContinental).  We simultaneously leased these hotels to our taxable REIT subsidiary, or TRS, which entered into a long term management agreement with a subsidiary of InterContinental to operate the hotels. Pursuant to this agreement InterContinental paid us $16,872 as a security deposit, and provided a limited guarantee of our owner’s priority return of $16,872 per year. InterContinental’s management contract for these hotels has an initial term expiring in 2023 and InterContinental has two all or none renewal options for 12.5 years each thereafter.

On July 21, 2003, we purchased seven Candlewood Suites® hotels for $65,000 from Candlewood Hotel Company, Inc. (Candlewood). Simultaneous with this purchase, we added these seven hotels to our existing lease for 57 Candlewood

Suites® hotels with Candlewood.  When these hotels were added to this existing lease, the rent payable by Candlewood to us was increased by $6,500 per year, plus a percentage of hotel operating revenues in excess of negotiated amounts.  The combined lease for all 64 hotels remains secured by a security deposit and a guaranty from Candlewood.  On October 27, 2003, we entered an agreement to terminate this lease (see Note 7).

During the nine months ended September 30, 2003, we provided $23,601 of funding for planned tenant improvements to certain of our hotels, which resulted in an increase in our annual minimum rent of $2,360.

Note 5.  Lease Defaults

We own 27 hotels that were leased under two combination leases to subsidiaries of Wyndham International, Inc. (Wyndham). One lease, for 15 Summerfield Suites by Wyndham® hotels, required minimum rent of $2,083 per month. The second lease, for 12 Wyndham® hotels, required minimum rent of $1,527 per month. On April 2, 2003, we declared Wyndham in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our rights to retain certain collateral security we held for the Wyndham lease obligations, including security deposits previously provided us by Wyndham of $33,325 (which were not escrowed) and FF&E reserves of $7,483 (which were previously escrowed). On April 28, 2003, and May 12, 2003, respectively, we terminated Wyndham’s occupancy and operation of the 15 Summerfield Suites by Wyndham® hotels and the 12 Wyndham® hotels, and leased the hotels to our TRS. For the period commencing with our termination of Wyndham’s occupancy and operation, we have recognized hotel operating revenues and hotel operating expenses related to these 27 hotels. Our TRS retained third party managers to operate these 27 hotels under short term contracts until we identify permanent operators. On September 18, 2003, we entered into a long term agreement with InterContinental for management and rebranding of the 15 Summerfield Suites by Wyndham® (see Note 7). We have not yet reached any final agreements concerning possible new brands or new long term leases or management arrangements for the 12 Wyndham® hotels.  Accordingly, our income and cash flows from these hotels will fluctuate based on hotel performance and this income and cash flow currently is less than the rent we previously received from the Wyndham lease.

We have had discussions with Wyndham concerning the settlement of claims for various items arising from its lease defaults, including payment of cash flows due to us after the defaults and while Wyndham continued to operate our hotels, the rent due after April 1, 2003, the amounts of FF&E reserve deposits, improvements purchased with such deposits, the security deposits and other matters. Because these amounts have not been quantified or agreed upon they have not been recognized in our September 30, 2003, financial statements. We expect the final resolution of these matters to result in a net gain.

We own 24 AmeriSuites® hotels that are leased to a subsidiary of Prime Hospitality Corp. (Prime). The lease requires net minimum rent of $1,983 per month. On July 2, 2003, we declared Prime in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our right to retain certain collateral security we held for the Prime lease obligations, including security and guaranty deposits totaling $42,075 (which were not escrowed) and a FF&E reserve of $4,271 (which was previously escrowed).  Prime continues to operate the hotels pursuant to the lease, however, the amount of rent Prime has been able to pay to us currently has been limited to the income and cash flow of these hotels which at present is less than the rent due to us under the lease.  We have had discussions with Prime concerning possible terms on which these hotels may be managed long term by Prime or a third party under the AmeriSuites® brand.  We have also had discussions with other hotel operating companies and hotel brand owners concerning terms on which these hotels may be managed on a long term basis by a company other than Prime and under a brand other than AmeriSuites®.  We have not yet reached any final agreement concerning the long term management or branding of these hotels.

We have had discussions with Prime concerning the settlement of claims arising from its lease default, including security and guaranty deposits, FF&E reserve deposits, past due rent, improvements purchased with such deposits and other matters.  Because these amounts have not been quantified or agreed upon they have not been recognized in our September 30, 2003, financial statements.  We expect the final resolution of these matters to result in a net gain.

Note 6.  Significant Tenant

HMH HPT CBM LLC, a 100% owned special purpose subsidiary of Host Marriott Corporation (Host), is the lessee of 53 Courtyard by Marriott® properties which represented 20% of our investments, at cost, as of December 31, 2001 (19% at December 31, 2002). Accordingly, we present the results of operations for the thirty-six weeks ended September 6, 2002, and summarized balance sheet data as of September 6, 2002, of HMH HPT CBM LLC as provided by the lessee’s management in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission, as follows:

Thirty-six weeks ended September 6, 2002
(unaudited)
Revenues:
Rental income*	$35,000
Interest income	208
Amortization of deferred gain	1,992
Total revenues	37,200

Expenses:
Base and percentage rent expense	36,320
Corporate expenses	1,385
Other expenses	107
Total expenses	37,812
Income (loss) before taxes	(612)
Provision for income taxes	—

Net (loss) income	$(612)

September 6, 2002
(unaudited)
Assets	$67,874
Liabilities*	37,800
Member’s equity	30,074

*                 Percentage rent revenue of $2,561 for the thirty-six weeks ended September 6, 2002, was deferred and is included in liabilities on the balance sheet.

CCMH Courtyard I LLC, a 100% owned special purpose subsidiary of Barcelo Crestline Corporation (Crestline), is the sublessee of the 53 Courtyard by Marriott® properties discussed above.  We present the results of operations for the thirty-six weeks ended September 6, 2002, and summarized balance sheet data as of September 6, 2002, of CCMH Courtyard I LLC as provided by the sublessee’s management in compliance with applicable accounting and disclosure regulations of the Securities and Exchange Commission, as follows:

Thirty-six weeks ended September 6, 2002
(unaudited)
Revenues:
Hotels:
Rooms	$133,620
Food and beverage	8,739
Other	3,168
Total hotel revenues	145,527
Operating costs and expenses:
Hotels:
Property-level costs and expenses:
Rooms	29,029
Food and beverage	7,198
Other	51,438
Other operating costs and expenses:
Management fees	4,366
Other management fees	10,572
Lease expense	37,885
Total hotel expenses	140,488

Operating profit	5,039

Corporate expenses	(253)
Interest expense	(181)
Interest income	1,209
Income before income taxes	5,814
Income taxes	(2,268)
Net income	$3,546

September 6, 2002
(unaudited)
Assets	$38,885
Liabilities	9,232
Member’s equity	29,653

Operating results for these 53 Courtyard by Marriott® properties for the thirty-six weeks ended September 6, 2002, derived from data provided by management of HMH HPT Courtyard LLC (our tenant) and CCMH Courtyard I LLC (Host’s subtenant) are detailed below:

Thirty-six weeks ended September 6, 2002
(unaudited)
Total hotel sales:
Rooms	$133,620
Food and beverage	8,739
Other	3,168
Total hotel sales	145,527
Expenses:
Rooms	29,029
Food and beverage	7,198
Other operating departments	1,179
General and administrative	14,935
Utilities	5,365
Repairs, maintenance and accidents	5,546
Marketing and sales	5,397
Chain services	3,056
FF&E escrow deposits	7,276
Real estate tax	6,166
Land rent	1,265
System fees	4,366
Other costs	1,253
Total departmental expenses	92,031

Hotel revenues in excess of property-level costs and expenses	$53,496

Hotel revenues in excess of property-level costs and expenses, shown above, represent hotel-level cash flows after costs which are paid in priority to minimum rent due to us under this lease of $35,553 in the 2002 period.

Note 7.  Subsequent Events

On September 18, 2003, we entered an agreement with InterContinental for management and rebranding of our 15 Summerfield Suites by Wyndham® hotels previously leased to Wyndham.  On October 6, 2003, InterContinental began to manage these 15 hotels and 14 of the hotels were rebranded as Staybridge Suites®.  One hotel continues to be operated as a Summerfield Suites by Wyndham® and we expect it will be branded under a different InterContinental trademark or sold.  This agreement provides that we will be paid a priority owner’s return of $20,000 per year, plus percentage participations in hotel operating revenues in excess of negotiated amounts.  InterContinental has provided a limited guarantee of our priority return of $16,000 per year until December 31, 2005 and $20,000 per year thereafter).  As part of this agreement, we will fund $20,000 for rebranding costs and deferred capital improvements and InterContinental will provide us with a deposit of $20,000 to secure its obligations under the management agreement and guarantee.  The management agreement for our 16 Staybridge Suites® managed by InterContinental (see Note 4) has been amended to include these 15 hotels.  The combined management agreement for these 31 hotels has an initial term expiring in 2023 and InterContinental has two all or none renewal options for 12.5 years each thereafter.

On October 27, 2003, we entered into a series of agreements which provide for termination of our existing lease with Candlewood for 64 Candlewood Suites® hotels (and the termination of Candlewood’s guarantee of the lease obligations), the acquisition of 12 Candlewood Suites® hotels by us from Candlewood for an aggregate of $90,000, and management of the 76 Candlewood Suites® hotels by an affiliate of InterContinental. At the same time, Intercontinental entered into an agreement with Candlewood to purchase the Candlewood Suites® brand name and related assets. The management agreement with InterContinental provides for priority returns to us aggregating $60,000 per year (the first $50,000 of which is guaranteed by InterContinental subject to certain limitations) and an initial term of 25 years with two 15 year renewal options exercisable by InterContinental.  In connection with Candlewood’s release from its lease and guaranty obligations, we expect to retain a security deposit and a capital improvements escrow totaling approximately $45,000. We expect to invest $15,000 in the 76 hotels during the two years following closing of these transactions.  The agreements are subject to numerous conditions and contingencies, including approval by Candlewood’s stockholders and that the transactions contemplated by each of the other agreements close.  Assuming these conditions are satisfied, we expect the transactions to close about year end 2003 or within the first quarter of 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands)

The following information should be read in conjunction with our consolidated financial statements and notes thereto included in this quarterly report and with our 2002 Annual Report on Form 10-K.

Current Events

As a result of the terrorism concerns, the war with Iraq, concerns regarding the SARS outbreak and the impact of a recessionary economy, the U.S. hotel industry has experienced significant declines in occupancy, revenues and profitability since 2001. These declines primarily arose from reduced business travel. During the first nine months of 2003, most of our hotel operators reported declines in the operating performance of our hotels versus 2002. As described below, during 2003 tenants under three leases for 51 hotels failed to pay rents due to us. Because of these defaults and in view of present hotel industry operating conditions, we expect our future income and cash flow from these 51 hotels will be less than the rents we previously received. All of our other leases and management agreements contain security features, such as security deposits and, in certain instances, guarantees, which are intended to protect payment of minimum rents and returns to us in accordance with our contract terms regardless of hotel performance. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the current hotel industry operating conditions continue at depressed levels for extended periods. If additional tenants, hotel managers or guarantors default in their payment obligations to us, our revenues and cash flows may decline further.

2003 Acquisitions

On July 1, 2003, we purchased 16 Staybridge Suites® for $185,000 from InterContinental Hotels Group PLC (InterContinental).  We simultaneously leased these hotels to our taxable REIT subsidiary, or TRS, which entered into a long term management agreement with a subsidiary of InterContinental to operate the hotels.  Pursuant to this agreement InterContinental paid us $16,872 as a security deposit, and provided a limited guarantee of our owner’s priority return of $16,872 per year.  InterContinental’s management contract for these hotels has an initial term expiring in 2023 and InterContinental has two all or none renewal options for 12.5 years each thereafter.

On July 21, 2003, we purchased seven Candlewood Suites® hotels for $65,000 from Candlewood Hotel Company, Inc. (Candlewood).  Simultaneous with this purchase, we added these seven hotels to our existing lease for 57 Candlewood Suites® hotels with Candlewood.  When these hotels were added to this existing lease, the rent payable by Candlewood to us was increased by $6,500 per year, plus a percentage of hotel operating revenues in excess of negotiated amounts.  The combined lease for all 64 hotels remains secured by a security deposit and a guaranty from Candlewood.  On October 27, 2003, we entered an agreement to terminate this lease as described below.

Leases and Management Agreements

As of September 30, 2003, all of our 274 hotels are leased to or managed by third parties. We do not operate hotels.  At September 30, 2003, we have 205 leased hotels and 69 managed hotels compared to 233 leased hotels and 18 managed hotels at September 30, 2002.  All of our managed hotels are leased to our TRS, or its subsidiaries.  Our consolidated income statement includes hotel operating revenues and expenses of our managed hotels, and only rental income for leased hotels.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Total revenues for the 2003 third quarter were $124,863, a 39.0% increase over revenues of $89,821 for the 2002 third quarter.  This is primarily due to the increased number of managed hotels as described above.

Rental income for the 2003 third quarter was $48,163, a 23.0% decrease from $62,544 for the 2002 third quarter. This decrease is due primarily to the elimination of $10,830 of rental income in the 2003 third quarter versus rental income recognized in the 2002 third quarter for the 27 hotels previously leased to subsidiaries of Wyndham International, Inc. (Wyndham) which began to be managed by third parties in the 2003 second quarter, a $2,973 decline as a result a lease default by a subsidiary of Prime Hospitality Corp. (Prime) and the replacement of $2,428 of rental income from subsidiaries of Marriott International Inc. (Marriott) with hotel operating revenues and expenses for hotels which were converted from leased to managed hotels subsequent to the 2002 second quarter. These decreases were partially offset by increased rental income resulting from our acquisition of seven hotels from Candlewood described above, and from returns from our funding of improvements at certain of our hotels subsequent to the end of the 2002 second quarter.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income for the 2003 third quarter was $4,318, a 25.2% decrease from FF&E reserve income of $5,773 for the 2002 third quarter. This decrease is primarily due to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States and the lease defaults described above. Part of this decrease is also due to activities related to eight Marriott hotels which were leased during the 2002 third quarter that began to be managed after the 2002 third quarter. The revenues which are escrowed as FF&E reserves for managed hotels, totaling $695 for the 2002 third quarter, are not separately stated in our consolidated statements of income.

Our managed hotels gave rise to hotel operating revenues for the 2003 third quarter of $72,338, a 236.9% increase over hotel operating revenues of $21,469 for the 2002 third quarter. Our managed hotels also gave rise to hotel operating expenses for the 2003 third quarter of $51,064, a 259.4% increase over hotel operating expenses of $14,207 for the 2002 third quarter. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels described above.  Certain managed hotels generated net operating results that were $171 and $859 less than the minimum return due to us from our managers for the 2003 and 2002 third quarter, respectively; these amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by our managers.

Interest income for the 2003 third quarter was $44, a 25.7% increase over $35 for the 2002 third quarter. The increase was primarily due to the higher average cash balances in the 2003 third quarter.

Total expenses for the 2003 third quarter were $93,966, a 70.3% increase over total expenses of $55,176 for the 2002 third quarter. The increase is primarily due to higher hotel operating expenses resulting from the increase in the number of managed hotels described above.

Interest expense for the 2003 third quarter was $11,508, a 5.7% increase from interest expense of $10,892 for the 2002 third quarter. The increase was primarily due to a higher average outstanding borrowing amount partially offset by a lower weighted average interest rate during the 2003 third quarter.

Depreciation and amortization expense for the 2003 third quarter was $26,859, a 10.7% increase over depreciation and amortization expense of $24,258 for the 2002 third quarter.  This increase was due principally to the impact of our July 2003 hotel acquisitions, the purchase of depreciable assets with funds from FF&E reserve accounts owned by us and capital improvements we funded to modernize 36 of our Courtyard by Marriott® hotels discussed below.

General and administrative expense for the 2003 third quarter was $4,535, a 7.5% increase from general and administrative expense of $4,219 for the 2002 third quarter.  This increase is due principally to the acquisition of hotels discussed above, partially offset by lower incentive advisory fee expense in the 2003 third quarter.

Net income for the 2003 third quarter was $30,897, a 10.8% decrease from net income of $34,645 for the 2002 third quarter.  The decrease was primarily due to decreased income during the 2003 third quarter from the 27 hotels previously leased to Wyndham and the 24 hotels leased to Prime, the impact of which was partially offset by the increase in income from our July 2003 hotel acquisitions.

Net income available for common shareholders for the 2003 third quarter was $27,202, or $0.43 per share, a 17.2% decrease, or 18.9% on a per share basis, from net income available for common shareholders of $32,864, or $0.53 per share, for the 2002 third quarter.  This change resulted from the activities discussed above and the increase in preferred dividends due to our December 2002 issuance of preferred shares.

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Total revenues for the first nine months of 2003 were $315,216, a 21.3% increase over revenues of $259,870 for the first nine months of 2002.  This is primarily due to the increased number of managed hotels as described above.

Rental income for the first nine months of 2003 was $160,251, a 12.4% decrease from $182,973 for the first nine months of 2002. This decrease is due primarily to a $21,660 decline in rental income in the first nine months of 2003 for the 27 hotels previously leased to Wyndham which began to be managed by third parties in the 2003 second quarter, a $2,973 decline as a result of the Prime lease default and the replacement of $5,464 of rental income with hotel operating revenues and expenses for Marriott hotels which were converted from leased to managed hotels subsequent to January 1, 2002. These decreases were partially offset by increased rental income resulting from our acquisition of seven hotels from Candlewood described above, and returns from our funding of tenant improvements at certain hotels since January 1, 2002.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income for the first nine months of 2003 was $14,132, a 15.4% decrease from FF&E reserve income of $16,708 for the first nine months of 2002. This decrease is primarily due to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States and the lease defaults described above. Part of this decrease is also due to activities related to eight Marriott hotels which were leased during the first nine months of 2002 that began to be managed after the 2002 third quarter. Amounts which are escrowed as FF&E reserves for managed hotels, totaling $1,883 for the first nine months of 2002, are not separately stated in our consolidated statements of income.

Our managed hotels gave rise to hotel operating revenues for the first nine months of 2003 of $140,498, a 134.5% increase over hotel operating revenues of $59,918 for the first nine months of 2002. Our managed hotels also gave rise to hotel operating expenses for the first nine months of 2003 of $97,168, a 151.7% increase over hotel operating expenses of $38,605 for the first nine months of 2002. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels described above. Certain managed hotels generated net operating results that were $183 and $3,174 less than the minimum return due to us from our managers for the nine months ended 2003 and 2002, respectively; these amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by our managers.

Interest income for the first nine months of 2003 was $335, a 23.6% increase over $271 for the first nine months of 2002. The increase was primarily due to a higher average cash balances in the first nine months of 2003.

Total expenses for the first nine months of 2003 were $221,135, a 41.4% increase over total expenses of $156,404 for the first nine months of 2002. The increase is primarily due to higher hotel operating expenses resulting from the increase in the number of managed hotels described above.

Interest expense for the first nine months of 2003 was $31,910, a 0.3% decrease over $32,005 for the first nine months of 2002. The decrease was primarily due to a lower weighted average interest rate partially offset  by a higher average outstanding borrowing amount in the first nine months of 2003.

Depreciation and amortization expense for the first nine months of 2003 was $77,075, a 6.8% increase over depreciation and amortization expense of $72,178 for the first nine months of 2002. This increase was due principally to the impact of our April 2002 and July 2003 hotel acquisitions, the purchase of depreciable assets with funds from FF&E reserve accounts owned by us and capital improvements we funded to modernize 36 of our Courtyard by Marriott® hotels discussed below.

General and administrative expense for the first nine months of 2003 was $12,400, a 3.2% increase from general and administrative expense of $12,016 for the first nine months of 2002.  This increase is due principally to the acquisition of hotels discussed above partially offset by lower incentive advisory fee expense in the first nine months of 2003.

In the first nine months of 2003, we recognized a loss of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed on February 18, 2003. In the first nine months of 2002 we recognized a loss of $1,600 to write off the unamortized deferred financing costs associated with the $115,000 of senior notes we redeemed on July 18, 2002.

Net income for the first nine months of 2003 was $94,081, a 9.1% decrease from net income of $103,466 for the first nine months of 2002. The decrease was primarily due to decreased income from the 27 hotels previously leased to Wyndham and the 24 hotels leased to Prime, the impact of which was partially offset by the increase in income from our July 2003 hotel acquisitions.

Net income available for common shareholders for the first nine months of 2003 was $82,996, or $1.33 per share, a 15.4% decrease, or 15.3% on a per share basis, from net income available for common shareholders of $98,122, or $1.57 per share, for the first nine months of 2002. This change resulted from the activities discussed above and the increase in preferred dividends due to our December 2002 issuance of preferred shares.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Tenants and Managers

All of our hotels are leased to or managed by third parties. We do not operate hotels. As of September 30, 2003, 223 of our hotels (excluding 24 hotels leased to a subsidiary of Prime which, as discussed below, is in default for non-payment of rent) are operated under seven grouped hotel leases or management agreements that provide for minimum rents or returns to us.  As discussed above, beginning October 6, 2003, an additional 15 of our hotels began to be operated under a management agreement providing us a minimum return. All costs of operating and maintaining our hotels are paid by these third parties for their own account or as our agent. These third parties generally derive their funding for hotel operating expenses, reserves for renovations, or FF&E reserves, and rents and returns due to us from our hotels’ operating revenues.

We define coverage for each of our seven grouped hotel leases or management agreements as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features is presented in the table on pages 19 to 21. Three of our seven hotel combinations, representing 89 hotels, generated coverage of at least 1.0x during 2002 and the twelve months ended September 30, 2003. If a hotel combination does not generate coverage of at least 1.0x, our tenant or operator must supplement hotel operating results to make the minimum payments due to us to prevent default under the lease or management agreement. In addition, as of September 30, 2003, 152 of our hotels comprising five combinations that represent 52.8% of our total investments, at cost, are operated under leases or management agreements which are subject to full or limited guarantees (167 hotels and 61% of our total investments beginning October 6, 2003). These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations.  As of September 30, 2003, all rents and return payments due under the seven agreements, including those payments due under leases or management agreements where hotels have generated less than 1.0x coverage during 2003, had been received.

We own 27 hotels that were leased under two combination leases to subsidiaries of Wyndham.  One lease, for 15 Summerfield Suites by Wyndham® hotels, required minimum rent of $2,083 per month.  The second lease, for 12 Wyndham® hotels, required minimum rent of $1,527 per month.  On April 2, 2003, we declared Wyndham in default of its lease obligations for non-payment of rent.  Simultaneously, we exercised our rights to retain certain collateral security we held for the Wyndham lease obligations, including security deposits previously provided us by Wyndham of $33,325 (which were not escrowed) and FF&E reserves of $7,483 (which were previously escrowed).  On April 28, 2003, and May 12, 2003, respectively, we terminated Wyndham’s occupancy and operation of the 15 Summerfield Suites by Wyndham® hotels and the 12 Wyndham® hotels, and leased the hotels to our TRS.  Our TRS retained third party managers to operate these 27 hotels under short term contracts pending identification of permanent operators.  On September 18, 2003, we entered into a long term agreement with InterContinental for management and rebranding of the 15 Summerfield Suites by Wyndham®.  We have not yet reached any final agreements concerning possible new brands or new long term leases or management arrangements for the 12 Wyndham® hotels.  Accordingly, our income and cash flows from these hotels will fluctuate based on hotel performance and this income and cash flow currently is less than the rent we previously received from the Wyndham lease.

We own 24 AmeriSuites® hotels that are leased to Prime. The lease requires net minimum rent of $1,983 per month. On July 2, 2003, we declared Prime in default of its lease obligations for non-payment of rent. Simultaneously, we exercised our right to retain certain collateral security we held for the Prime lease obligations, including security and guaranty deposits totaling $42,075 (which were not escrowed) and a FF&E reserve of $4,271 (which was previously escrowed).  Prime continues to operate the hotels pursuant to the lease, however, the amount of rent Prime has been able to pay to us currently has been limited to the income and cash flow of these hotels which at present is less than the rent due to us under the lease.  We have had discussions with Prime concerning possible terms on which these hotels may be managed long term by Prime or a third party under the AmeriSuites® brand.  We have also had discussions with other hotel operating companies and hotel brand owners concerning terms on which these hotels may be managed long term by a company other than Prime and under a brand other than AmeriSuites®.  We have not yet reached a final agreement concerning the long term management or branding of these hotels.

On October 27, 2003, we entered into a series of agreements which provide for termination of our existing lease with Candlewood for 64 Candlewood Suites® hotels (and the termination of Candlewood’s guarantee of the lease obligations), the acquisition of 12 Candlewood Suites® hotels by us from Candlewood for an aggregate of $90 million, and management of the 76 Candlewood Suites® hotels by an affiliate of InterContinental. At the same time, Intercontinental entered into an agreement with Candlewood to purchase the Candlewood Suites® brand name and related assets. The management agreement with InterContinental provides for priority returns to us aggregating $60 million per year (the first $50 million of which is guaranteed by InterContinental subject to certain limitations) and an initial term of 25 years with two 15 year renewal options exercisable by InterContinental.  In connection with Candlewood’s release from its lease and guaranty obligations, we expect to retain a security deposit and a capital improvements escrow totaling approximately $45 million. We expect to invest $15 million in the 76 hotels during the two years following closing of these transactions.  The agreements are subject to numerous conditions and contingencies, including approval by Candlewood’s stockholders and that the transactions contemplated by each of the other agreements close.  Assuming these conditions are satisfied, we expect the transactions to close about year end 2003 or within the first quarter of 2004.

The effectiveness of various security features included in our other leases and management agreements to provide uninterrupted payments to us is not assured, particularly if the current travel patterns continue at depressed levels for extended periods.

Our Operating Liquidity and Resources

Our principal sources of funds for current expenses and distributions to shareholders are rents from our leased properties and the excess of hotel operating revenues over hotel operating expenses for managed hotels. Minimum rents and minimum returns are received from our tenants and managers monthly in advance and percentage rents and returns are received either monthly or quarterly in arrears. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

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

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves. As of September 30, 2003, there was approximately $35,281 on deposit in these escrow accounts, of which $31,891 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $3,390 was held in accounts owned by our tenants and is not reflected on our balance sheet. We have security and remainder interests in the accounts owned by our tenants. During the first nine months of 2003, $23,684 was contributed to these accounts and $58,651 was spent from these accounts to renovate and refurbish our hotels. Following the defaults by Wyndham and Prime on their rent obligations, we required Wyndham and Prime to transfer the balance in their FF&E reserve accounts to us. Wyndham transferred $7,483 to us in April 2003 and Prime transferred $4,271 to us in July 2003.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and the need to pay operating expenses or make distributions, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility (2.47% per annum at September 30, 2003) is payable at a spread above LIBOR.

At September 30, 2003, we had $4,418 of cash and cash equivalents and $246,000 available on our revolving credit facility. On July 1, 2003, we acquired 16 Staybridge Suites® hotels from InterContinental for $185,000 and on July 21, 2003, we purchased seven Candlewood Suites® hotels from Candlewood for $65,000. We funded these acquisitions with cash on hand and borrowings on our revolving credit facility. As of November 4, 2003, we have $97,000 outstanding on our revolver. We expect to use cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

We have committed to fund improvements at 36 of our Courtyard by Marriott® hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott® rooms that we own. Approximately $17,984 of the estimated $44,404 cost for this project will be funded with amounts on deposit in FF&E reserve accounts. We plan to fund the remaining $26,420 with existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels increases by 10% of the amount funded which exceeds the funding from the FF&E reserve accounts. In the first nine months of 2003, $17,006 was funded from amounts on deposit in FF&E reserve accounts and we funded $19,280 towards the project. The remaining funding is expected to take place before the end of 2003.

We have also committed to fund improvements at certain of our Residence Inn by Marriott® hotels.  Approximately $2,839 of the estimated $7,019 cost for this project will be funded with amounts on deposit in FF&E reserve accounts. We plan to fund the remaining $4,180 with existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels increases by 10% of the amount funded which exceeds funding from the FF&E reserve accounts. In the first nine months of 2003, $2,839 was funded from amounts on deposit in FF&E reserve accounts and we funded zero towards this project. In October 2003 we funded $3,100 towards this project and the remaining funding is expected to take place before the end of the first quarter of 2004.

Pursuant to the agreement we entered with InterContinental on September 18, 2003, for management and rebranding of 15 hotels previously leased to Wyndham, we agreed to fund $20,000 for rebranding costs and deferred maintenance.  We expect the majority of this funding to take place in 2004.  As part of this agreement, InterContinental will provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow.  We have also committed to fund improvements of up to $15,000 during the two years following closing of our agreement with InterContinental entered on October 27, 2003, for the management of 76 Candlewood Suites® hotels.

On January 24, 2003 and September 9, 2003, we issued $175,000 and $125,000, respectively of 6.75% senior notes, due 2013. Net proceeds after underwriting and other offering expenses were $172,578 and $121,584, respectively. In February 2003, we redeemed at par plus accrued interest, all $150,000 of our outstanding 8.5% senior notes due 2009. Our term debt maturities (other than our bank revolver) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012 and $300,000 in 2013. None of these debt obligations require principal or sinking fund payments prior to their maturity dates.

When amounts are outstanding on our revolving bank facility and, as the maturity dates of that credit facility and our term debts approach, we will explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional long term debt and issuing new equity securities. As of September 30, 2003, we had $2,288,750 available on an effective shelf registration statement. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including debt or equity offerings, with which to finance future acquisitions and to pay our debts and other obligations.

On October 7, 2003, a distribution of $0.72 per common share was declared with respect to the 2003 third quarter results and will be paid to shareholders on November 20, 2003, using cash on hand and borrowings under our credit facility.

Debt Covenants

Our debt obligations at September 30, 2003, were our unsecured revolving credit facility and our $625,000 of publicly issued term debt. Our publicly issued term debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios.  As of September 30, 2003, we were in compliance with all of our covenants under our indenture and related supplements and our credit agreement.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our bank credit facility, our senior debt rating is used to determine the fees and interest rate payable.

Our public debt indenture and related supplements contain cross default provisions to any other debts of $20 million or more. Similarly, a default on our public debt indenture would be a default on our bank credit facility.

As of September 30, 2003, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of September 30, 2003, we had no secured debt obligations. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Property Leases, Management Agreements and Tenant/Manager Operating Statistics

At November 4, 2003, we own 274 hotels which are grouped into nine combinations and leased to or managed by separate affiliates of hotel operating companies including Marriott International, Inc., Host Marriott Corporation, Barcelo Crestline Corporation, Prime Hospitality Corporation, Candlewood Hotel Company, Inc., BRE/Homestead Village LLC and InterContinental Hotels Group PLC.

The tables on the following pages summarize the key terms of our leases and management agreements and include statistics reported to us or derived from information reported to us by our tenants and managers. These statistics include occupancy, average daily rate, or ADR, revenue per available room, or RevPAR, and coverage of our minimum rents or owner’s priority returns. We consider these statistics and the lease or operating agreement security features also presented in the tables on the following pages to be important measures of our tenants’ and managers’ success in operating our hotels and their ability to make payments to us. However, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott® (1)	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®
Property Leases and Management Agreements

Number of Hotels	53	18	35	19

Number of Rooms/Suites	7,610	2,178	5,382	2,756

Number of States	24	14	15	14

Tenant	Subsidiary of Host; subleased to subsidiary of Barcelo- Crestline	Subsidiary of Host; subleased to subsidiary of Barcelo- Crestline	Subsidiary of Marriott/ our TRS	Subsidiary of Barcelo-Crestline

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott

Investment at September 30, 2003 (000s) (2)	$544,541	$179,749	$453,955	$274,222

Security Deposit (000s)	$50,540	$17,220	$36,204	$28,509

End of Current Term	2012	2010	2019	2015

Renewal Options (3)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each

Current Annual Minimum Rent/Return (000s)	$54,306	$17,951	$47,115	$28,508

Percentage Rent/Return (4)	5.0%	7.5%	7.0%	7.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo-Crestline and Marriott.
Tenant/Manager Statistics

Rent/Return Coverage (5) (6):
Year ended 12/31/02	1.5x	1.2x	0.9x	0.9x
Twelve months ended 9/30/03	1.1x	1.1x	0.9x	0.8x
Three months ended 9/30/03	1.1x	1.0x	0.9x	0.6x

(1)               At September 30, 2003, nine of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott.  The remaining 26 hotels were operated by subsidiaries of Marriott under a management contract.  Marriott’s obligations under the lease and the management contract are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

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

(6)               Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Wyndham®/ Wyndham Garden® (1)	AmeriSuites® (2)	Candlewood Suites® (3)
Property Leases and Management Agreements

Number of Hotels	12	24	64

Number of Rooms/Suites	2,321	2,929	7,775

Number of States	8	14	29

Tenant	Our TRS	Subsidiary of Prime	Subsidiary of Candlewood

Manager	Subsidiary of Barcelo-Crestline	Subsidiary of Prime	Subsidiary of Candlewood

Investment at September 30, 2003 (000s) (4)	$182,570	$243,350	$499,750

Security Deposit (000s)	(1)	(2)	$46,085

End of Current Term	(1)	(2)	2018

Renewal Options (5)	(1)	(2)	3 for 15 years each

Current Annual Minimum Rent/Return (000s)	(1)	(2)	$52,007

Percentage Rent/Return (6)	(1)	(2)	10.0%

Other Security Features	(1)	(2)	Candlewood parent guarantee and minimum net worth requirement.

Tenant/Manager Statistics

Rent/Return Coverage (7):
Year ended 12/31/02	(1)	(2)	0.9x (8)
Twelve months ended 9/30/03	(1)	(2)	0.8x (8)
Three months ended 9/30/03	(1)	(2)	0.8x (8)

(1)               On April 1, 2003, Wyndham defaulted on this lease. These hotels are currently leased to our TRS. See Note 5 to our financial statements.

(2)               On July 1, 2003, Prime defaulted on this lease. See Note 5 to our financial statements.

(3)               Includes our July 21, 2003, acquisition of seven of these 64 hotels for $65 million. On October 27, 2003, we entered an agreement to terminate this lease. See Notes 4 and 7 to our financial statements.

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

(8)               Includes data for periods prior to our acquisition of certain hotels.

Hotel Brand	Homestead Studio Suites®	Staybridge Suites® (1)	Total / Range / Average
Property Leases and Management Agreements

Number of Hotels	18	31	274

Number of Rooms/Suites	2,399	3,782	37,132

Number of States	5	16	38

Tenant	Subsidiary of BRE/Homestead	Our TRS

Manager	Subsidiary of BRE/Homestead	Subsidiary of InterContinental

Investment at September 30, 2003 (000s) (2)	$145,000	$425,000	$2,948,136

Security Deposit (000s)	$15,960	$16,872	$211,390

End of Current Term	2015	2023

Renewal Options (3)	2 for 15 years each	2 for 12.5 years each

Other Security Features	BRE/Homestead parent guarantee and minimum net worth requirement.	Limited guarantee provided by InterContinental.

Current Annual Minimum Rent/Return (000s)	$15,960	$32,872	$248,719

Percentage Rent/Return (4)	10.0%	7.5%	5% - 10%

Tenant/Manager Statistics

Rent/Return Coverage (5):
Year ended 12/31/02	1.0x	0.9x (6)	1.5x - 0.9x
Twelve months ended 9/30/03	1.0x	0.9x (6)	1.1x - 0.8x
Three months ended 9/30/03	1.1x	1.0x (6)	1.1x - 0.6x

(1)               Includes the 16 Staybridge Suites® hotels we acquired for $185 million on July 1, 2003 and the 15 Summerfield Suites by Wyndham® hotels previously leased to Wyndham. On October 6, 2003, 14 of the Summerfield Suites by Wyndham® were rebranded as Staybridge Suites® and all 31 hotels are managed by InterContinental under one combination agreement.  See Notes 4 and 7 to our financial statements.

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

(6)               Includes data for periods prior to our acquisition of certain hotels. Amounts presented combine data for periods hotels were operated by InterContinental, Wyndham and Candlewood.

The following tables summarize the operating statistics, including occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, reported to us by our third party tenants and managers by lease or operating agreement for the periods indicated for the 271 hotels we own which were open for at least one full year as of January 1, 2003:

Leases and Management Agreements	No. of Hotels	No. of Rooms /Suites	Third Quarter (1)			Year to Date (1)
			2003	2002	Change	2003	2002	Change

ADR
Host (lease no. 1)	53	7,610	$94.70	$96.12	-1.5%	$95.84	$97.90	-2.1%
Host (lease no. 2)	18	2,178	92.37	94.07	-1.8%	93.46	95.30	-1.9%
Marriott	35	5,382	92.45	91.01	1.6%	92.24	91.50	0.8%
Barcelo Crestline	19	2,756	82.85	86.19	-3.9%	88.87	92.01	-3.4%
Wyndham/Wyndham Garden (2)	12	2,321	77.12	79.96	-3.6%	77.76	83.78	-7.2%
Prime (3)	23	2,805	64.16	69.65	-7.9%	63.65	69.92	-9.0%
Candlewood	64	7,775	53.31	54.34	-1.9%	54.48	54.76	-0.5%
Homestead	18	2,399	46.25	49.10	-5.8%	47.93	49.07	-2.3%
InterContinental(4)	29	3,533	91.18	92.42	-1.3%	89.98	95.04	-5.3%
Total/Average	271	36,759	$76.76	$78.63	-2.4%	$77.68	$79.86	-2.7%

OCCUPANCY
Host (lease no. 1)	53	7,610	68.1%	74.3%	-6.2pt	64.3%	71.2%	-6.9 pt
Host (lease no. 2)	18	2,178	81.1%	81.7%	-0.6pt	77.7%	77.3%	0.4 pt
Marriott	35	5,382	79.8%	79.3%	0.5pt	75.2%	74.1%	1.1 pt
Barcelo Crestline	19	2,756	70.4%	71.4%	-1.0pt	69.2%	71.1%	-1.9 pt
Wyndham/Wyndham Garden (2)	12	2,321	69.3%	71.5%	-2.2pt	73.0%	71.5%	1.5 pt
Prime (3)	23	2,805	69.5%	63.2%	6.3pt	68.2%	63.2%	5.0 pt
Candlewood	64	7,775	76.8%	79.3%	-2.5pt	73.7%	77.9%	-4.2 pt
Homestead	18	2,399	80.1%	74.1%	6.0pt	76.7%	75.9%	0.8 pt
InterContinental(4)	29	3,533	77.8%	78.7%	-0.9pt	76.4%	74.6%	1.8 pt
Total/Average	271	36,759	74.5%	75.7%	-1.2pt	72.0%	73.5%	-1.5 pt

RevPAR
Host (lease no. 1)	53	7,610	$64.49	$71.42	-9.7%	$61.63	$69.70	-11.6%
Host (lease no. 2)	18	2,178	74.91	76.86	-2.5%	72.62	73.67	-1.4%
Marriott	35	5,382	73.78	72.17	2.2%	69.36	67.80	2.3%
Barcelo Crestline	19	2,756	58.33	61.54	-5.2%	61.50	65.42	-6.0%
Wyndham/Wyndham Garden (2)	12	2,321	53.44	57.17	-6.5%	56.76	59.90	-5.3%
Prime (3)	23	2,805	44.59	44.02	1.3%	43.41	44.19	-1.8%
Candlewood	64	7,775	40.94	43.09	-5.0%	40.15	42.66	-5.9%
Homestead	18	2,399	37.05	36.38	1.8%	36.76	37.24	-1.3%
InterContinental(4)	29	3,533	70.94	72.73	-2.5%	68.74	70.90	-3.0%
Total/Average	271	36,759	$57.19	$59.52	-3.9%	$55.93	$58.70	-4.7%

(1)               Includes data for the calendar periods indicated, except for our Courtyard by Marriott®, Residence Inn by Marriott®, Marriott Hotels Resorts and Suites®, TownePlace Suites by Marriott®, and SpringHill Suites by Marriott® branded hotels, which include data for comparable Marriott fiscal periods.

(2)               On April 1, 2003, Wyndham defaulted on this lease. Amounts presented combine data for periods the hotels were operated by Wyndham and our new manager. See Note 5 to our financial statements.

(3)               On July 1, 2003, Prime defaulted on this lease. See Note 5 to our financial statements.

(4)               Includes 14 of the 16 Staybridge Suites® hotels we acquired for $185 million on July 1, 2003 (2 hotels were not open one full year as of January 1, 2003) and the 15 Summerfield Suites by Wyndham® hotels previously leased to Wyndham. On October 6, 2003, 14 of the Summerfield Suites by Wyndham® were rebranded as Staybridge Suites® and all 31 hotels are managed by InterContinental under one combination agreement.  Amounts presented combine data for periods the hotels were operated by InterContinental, Wyndham and Candlewood and includes data for periods prior to our acquisition of certain hotels. See Notes 4 and 7 to our financial statements.

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because the majority of our hotels are subject to lease and operating agreements that require our tenants/managers to make the substantial portion of our rents and return payments to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our tenants’ or operators’ ability to meet their contractual obligations to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2002.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we plan to manage this exposure in the near future.

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity for one year for a fee. At September 30, 2003, we had $104,000 outstanding and $246,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty.  We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $104,000 at September 30, 2003, was 2.5% per annum.  The following table shows the impact a 10% change in interest rates would have on interest expense for our floating rate debt outstanding as of September 30, 2003 (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2003	2.5%	$104,000	$2,569
10% reduction	2.2%	$104,000	$2,312
10% increase	2.8%	$104,000	$2,826

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, REFERRED TO HEREIN, CONTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE STATEMENTS REGARD OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATIONS OF OUR TRUSTEES OR OUR OFFICERS INCLUDING WITH RESPECT TO THE ULTIMATE RESOLUTION OF THE WYNDHAM AND PRIME LEASE DEFAULTS, THE COMPLETION OF OUR AGREEMENTS WITH CANDLEWOOD AND INTERCONTINENTAL, OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES OR IMPROVE OR MAINTAIN THE APPEARANCE OR COMPETITIVENESS OF OUR OWNED PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, THE EFFECTIVENESS OF SECURITY FEATURES INCLUDED IN OUR LEASES AND MANAGEMENT AGREEMENTS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY, INCLUDING CAPITAL MARKETS AND OUR ABILITY TO ACCESS FINANCING, HOTEL INDUSTRY CONDITIONS, TERRORIST ATTACKS OR OTHER MARKET OR ECONOMIC DISRUPTIONS AND CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION. FOR EXAMPLE, IF TRAVEL PATTERNS AND HOTEL ROOM DEMAND CONTINUE AT THEIR CURRENT DEPRESSED LEVELS OUR TENANTS AND OPERATORS MAY EXPERIENCE LOSSES AND BECOME UNABLE OR UNWILLING TO PAY OUR RENTS OR RETURNS.  OUR TENANTS OR OPERATORS MAY DEFAULT ON THEIR OBLIGATIONS TO US FOR REASONS RELATED TO THEIR OPERATIONS OR THEIR CAPITAL STRUCTURE.  THE WYNDHAM AND PRIME LEASE DEFAULTS MAY RESULT IN LOWER CASH FLOW TO US FROM THESE HOTELS OR HIGHER CAPITAL EXPENDITURES THAN WE NOW EXPECT. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ AND OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR, AND THEY MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II   Other Information

Item 2.  Changes in Securities

On August 29, 2003, as part of the annual compensation, the Company’s newly elected independent trustee received a grant of 300 common shares valued at $31.14 per common share, the closing price of the common shares on the New York Stock Exchange on August 29, 2003. The grant was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.3

Registration Agreement dated as of October 10, 2003 by and between the Company and HRPT Properties Trust.  (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 filed as of October 14, 2003 (File No. 333-109658))

	12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
	12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.(Filed herewith)
	31.1	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
	31.2	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
	31.3	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
	31.4	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
	32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(b)	Reports on Form 8-K

(i)

Current Report on Form 8-K dated July 1, 2003 filing our press releases regarding our acquisition of 16 Staybridge Suites® hotels and information regarding our notices of default to Prime Hospitality Corporation and updating the disclosure set forth under the caption “Federal Income Tax Considerations” of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002 (Items 5 and 7).

(ii)

Current Report on Form 8-K dated August 5, 2003 furnishing our press release of our financial results of operations and financial condition for the quarter and six months ended June 30, 2003 (Items 7 and 12).

	(iii)	Current Report on Form 8-K dated August 29, 2003 filing information relating to the appointment of our new independent trustee and the resignation of one of our independent trustees (Item 5).
	(iv)	Current Report on Form 8-K dated September 4, 2003 filing information relating to our issuance of $125 million principal of 6 ¾% senior notes due February 15, 2013 (Items 5 and 7).
(v)

Current Report on Form 8-K dated October 10, 2003 filed to update the disclosure set forth under the caption “Federal Income Tax Considerations” of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002 (Items 5 and 7).

(vi)

Current Report on Form 8-K dated October 27, 2003 filing information regarding our acquisition of 12 Candlewood Suites® hotels and our management agreement with InterContinental Hotels Group (Items 5 and 7).

(vii)

Current Report on Form 8-K dated November 3, 2003 furnishing our press release of our financial results of operations and financial condition for the quarter and nine months ended September 30, 2003  (Items 7 and 12).

Note:

Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Reports on Form 8-K dated August 5, 2003 and November 3, 2003, which were furnished to the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

By:	/s/John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 4, 2003

By:	/s/Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
Dated: November 4, 2003