Form 10-K
period 2003-12-31
HOSPITALITY PROPERTIES TRUST
filed 2004-03-15
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting shares of the registrant held by non-affiliates was $1,817 million based on the $31.25 closing price per common share on the New York Stock Exchange on June 30, 2003. For purposes of this calculation, 4,000,000 Common Shares of Beneficial Interest, $0.01 par value, or Common Shares, held by HRPT Properties Trust, and an aggregate of 446,658 Common Shares held by the Trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of March 9, 2004: 67,187,079

References in this Annual Report on Form 10-K to the “Company”, “HPT”, “we”, “us” or “our” include consolidated subsidiaries unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders scheduled for May 11, 2004.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO IMPROVE AND MODERNIZE OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS, AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES.  FOR EXAMPLE: IF HOTEL ROOM DEMAND CONTINUES AT ITS CURRENT DEPRESSED LEVEL, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE; THE FINANCIAL RESULTS OF OUR TENANTS AND OPERATORS MAY DECLINE; AND OUR TENANTS AND OPERATORS MAY BE UNABLE TO PAY OUR RENTS OR RETURNS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ OR OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE INFORMATION UNDER THE HEADINGS “BUSINESS”, “PROPERTIES” AND “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO RELEAE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURANCE OF UNANTICIPATED EVENTS.

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

HOSPITALITY PROPERTIES TRUST

2003 FORM 10-K ANNUAL REPORT

*                 Incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland to buy and own hotels . As of December 31, 2003, we owned 286 hotels with 38,577 rooms or suites located in 38 states in the United States, which cost approximately $3.0 billion. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

Our external growth strategy is to expand our investments in hotels and to set minimum rents or returns which produce income in excess of our operating and capital costs. We seek to provide capital to unaffiliated hotel operators who wish to divest their properties while remaining in the hotel business. Our internal growth strategy is to participate through percentage rents and returns in increases in total sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels, and, under some of our operating agreements, increases in the operating income of our hotels.

Our investment policies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

Our hotels are currently operated as Courtyard by Marriott®, Residence Inn by Marriott®, Staybridge Suites by Holiday Inn®, Candlewood Suites®, AmeriSuites®, PrimeSM Hotels and Resorts, Homestead Studio Suites®, TownePlace Suites by Marriott®, SpringHill Suites by Marriott® or Marriott Hotels and Resorts®. The average age of our hotels was approximately 8.3 years at December 31, 2003.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. Many of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2003, 616 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, limited service segment of the United States hotel industry. We have invested a total of $808 million in 71 Courtyard by Marriott® hotels which have 10,280 rooms.

Residence Inn by Marriott® hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one-bedroom and two-bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2003, 449 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $426 million in 37 Residence Inn by Marriott® hotels which have 4,695 suites.

Staybridge Suites by Holiday Inn® hotels offer residential-style studio, one bedroom and two bedroom suites for business, governmental and family travelers.  Each suite offers a fully equipped kitchen and a work area with an oversized desk, two line phones, an ergonomically designed chair, and high speed internet access.  Other amenities include free breakfast buffet, on-site convenience store, fitness center and 24-hour business center and convenience store.  According to InterContinental Hotels Group PLC, or InterContinental, the owner of the Staybridge Suites by Holiday Inn® brand, there were 71 Staybridge Suites by Holiday Inn® hotels open and operating in the United States as of December 2003. We have invested a total of $425 million in 31 Staybridge Suites by Holiday Inn® hotels which contain 3,782 suites.

Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one bedroom suites designed for business travelers expecting to stay five or more nights. The Candlewood Suites® brand was acquired by InterContinental in December 2003. Candlewood Suites® hotels compete in the mid-priced extended stay segment of the lodging industry .  Each Candlewood Suites® suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full-size microwave, full-size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa or recliner, 25-inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood Suites® suite contains a king size bed. Other amenities offered at each Candlewood Suites® hotel include a fitness center, free guest laundry facilities, and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments. According to InterContintental, there were 108 Candlewood Suites® hotels open and operating across the United States as of December 2003. We have invested $590 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

AmeriSuites® hotels are all-suite hotels designed to attract value-oriented business travelers. AmeriSuites® hotels compete in the all-suite segment of the lodging industry with such brands as Embassy Suites®, SpringHill Suites® and Hampton Inn & Suites®. Each AmeriSuites® guest room offers an efficient space for working which includes two phones with data port and voice mail, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper-sofa and 25-inch television, and a separate bedroom area with either one king or two double beds. Each AmeriSuites® hotel has a lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all AmeriSuites® hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. AmeriSuites® hotels are generally high-rise hotels of six or seven stories of masonry construction. According to Prime Hospitality Corp., or Prime, the AmeriSuites® brand owner, there were 149 AmeriSuites® hotels open and operating across the United States as of December 2003. We have invested $243 million in 24 AmeriSuites® hotels with a total of 2,929 suites.

PrimeSM Hotels and Resorts is a new brand of upscale, full service hotels owned by Prime.  We are in the process of converting our former Wyndham® and Wyndham Garden® hotels to PrimeSM Hotels.  Our PrimeSM Hotels contain between 140 and 381 rooms. Amenities and services include large desks, room service and access to 24-hour telecopy and mail/package service. The meeting facilities at our PrimeSM Hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Our PrimeSM Hotels also feature a lobby lounge, a swimming pool, exercise facilities and one or more restaurants. According to Prime, they expect to have 15 PrimeSM Hotels, including our 12, open and operating by June 30, 2004. We have invested a total of $183 million in 12 PrimeSM Hotels which have 2,321 rooms.

Homestead Studio Suites® hotels are extended stay hotels designed for value-oriented business travelers. Each Homestead Studio Suites® room features a kitchen with a full-size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well-lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service and personalized voice-mail are also available to guests. On-site laundry and other personal care items are available. According to BRE / Homestead Village LLC, or Homestead, there were 132 Homestead Studio Suites® hotels open as of December 2003. We have invested $145 million in 18 Homestead Studio Suites® hotels with a total of 2,399 suites.

TownePlace Suites by Marriott® are extended-stay hotels offering studio, one bedroom and two-bedroom suites for business and family travelers. TownePlace Suites by Marriott® compete in the mid-priced extended-stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, data lines, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were approximately 111 TownePlace Suites by Marriott® open as of December 2003. We have invested $102 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

SpringHill Suites by Marriott® are all suites hotels designed to attract value conscience business and family travelers. SpringHill Suites by Marriott® compete in the mid-priced all-suite segment of the lodging industry. Each suite offers separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull-out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones with data port and voice mail, on-site business services, guest laundry facilities and a fitness center. According to Marriott, there were approximately 110 SpringHill Suites by Marriott® open as of December 2003. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

Marriott Hotels and Resorts®. We have invested $106 million in three Marriott Hotels and Resorts® with a total of 1,356 guest rooms, including:

The Kauai Marriott Resort & Beach Club, a 356 room, 10 floor hotel with 50,000 square feet of meeting space, five restaurants and an on-the-beach lounge. The resort includes a 26,000-square-foot pool, several acres of Hawaiian gardens and waterfalls, tennis courts, sauna, whirlpool, exercise and spa facilities and beauty and massage salons.

The Marriott St. Louis Airport, a 601 room hotel located in Missouri on approximately 12 acres of land at the I-70 exit for Lambert International Airport, across the street from the airport entrance. The hotel has two nine floor towers and three low rise buildings which create a courtyard for the hotel’s pool and gardens. The property includes 20 meeting rooms totaling approximately 18,000 square feet of space, three restaurants and a concierge floor. And

The Marriott Nashville Airport, a 399 room, 17 floor hotel located in Tennessee on 17 acres of land in High Ridge Business Park across I-40 from the Nashville Airport and a short drive from downtown Nashville. The property includes 14 meeting rooms totaling approximately 17,000 square feet of space, a restaurant and a concierge floor.

PRINCIPAL LEASE OR MANAGEMENT AGREEMENT FEATURES

As of January 1, 2004, all of our hotels are operated by unrelated third-parties. Each hotel we own is operated as part of a combination of hotels under eight agreements, as described below. The principal features of the leases and management agreements for our 286 hotels are as follows:

•                  Minimum Rent or Returns. All of our agreements require our tenants or managers to pay to us minimum annual rent or returns.

•                  Additional Rent or Returns. Most of our agreements require percentage rent or returns equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts. In addition, certain of our agreements provide for additional returns to us based on increases in hotel operating income.

•                  Long Term. All of the agreements for our hotels expire after 2010. The weighted average term remaining for our hotel agreements (weighted by our investment) is 15.8 years as of December 31, 2003.

•                  Pooled Agreements. Each of our hotels is part of a combination of hotels. The tenant’s or manager’s obligations to us with respect to each hotel in a combination are subject to cross default with the obligations with respect to all the other hotels in the same combination. The smallest combination includes 18 hotels with 2,399 rooms in which we have invested $145 million; the largest combination includes 76 hotels with 9,220 rooms in which we have invested $590 million.

•                  Geographic Diversification. Each combination of hotels is geographically diversified. In addition, our hotels are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities or major tourist attractions.

•                  All or None Renewals. All operator renewal options for each combination of our hotels may only be exercised on an all or none basis and not for separate hotels.

•                  FF&E Reserves. Generally our agreements require the deposit of 5-6% of gross hotel revenues into escrows to fund periodic renovations, or FF&E reserve, in addition to minimum rents or returns. For recently built or renovated hotels, this requirement may be deferred for a two to three year period.

•                  Security Features.  Each lease or management agreement includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we received but do not escrow; subordination of management fees payable to the hotel operator to some or all of our rent or return; and full or limited guarantees from the tenant’s or manager’s parent company. As of January 1, 2004, six of our eight hotel combination agreements, including 215 hotels, have minimum rent or return payable to us which are subject to full or limited guarantees. These hotels represent 76% of our total investments, at cost.

At December 31, 2003, nine of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 55 years, and the ground lessors are unrelated to us. Ground rent payable under the nine ground leases is generally calculated as a percentage of hotel revenues. Seven of the nine ground leases require minimum annual rent ranging from approximately $102,406 to $255,760 per year; rent under two ground leases has been pre-paid. Generally payments of ground lease obligations are made by our tenant or manager. However, if a tenant or manager did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders. We have no current intent to make any pledge of our ground lease interests.

INVESTMENT AND OPERATING POLICIES

We provide capital to hotel owners and operators who wish to divest their properties while remaining in the hotel business. Many other public hotel REITs seek to control the operations of hotels in which they invest and generally design their affiliated leases or management agreements to capture substantially all net operating revenues from their hotels. We do not operate any hotels. Our agreements with our unaffiliated tenants and operators are designed with the expectation that, over their terms, net operating revenues from our hotels will exceed minimum amounts due to us. We believe that these differences in operating philosophy may afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

Our investment objectives include increasing per share distributions and cash flow from operations from dependable and diverse sources. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in a percentage of operating growth at our hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations is received from diverse properties and operators.

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit the lender to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2003, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, generally, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. As described elsewhere in this Form 10-K, tax law changes known as the REIT Modernization Act were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a so-called taxable REIT subsidiary if the hotel is managed by an independent third party. As of January 1, 2004, 171 of our hotels are leased to our taxable REIT subsidiaries and managed by independent third parties. Any income realized by a taxable REIT subsidiary in excess of the rent paid to us by the subsidiary will be subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our taxable REIT subsidiaries improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

ACQUISITION POLICIES

We intend to pursue growth through the acquisition of additional hotels. Generally, we prefer to purchase multiple hotels in one transaction because we believe a single agreement, cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified lessee or operator; (iv) the financial strength of the proposed lessee or operator; (v) the amount and type of financial support available from the proposed lessee or operator; (vi) the hotel’s design, physical condition and age; (vii) the estimated replacement cost and proposed acquisition price of the hotel; (viii) the price segment in which the hotel is operated; (ix) the reputation of the particular hotel management organization, if any, with which the hotel is or may become affiliated; (x) the level of services and amenities offered at the hotel; (xi) the proposed lease or management agreement terms; and (xii) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel’s market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select qualified, experienced and financially stable hotel operators.

We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties leased to any one tenant or in properties leased to an affiliated group of tenants.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies. No such mergers or strategic combinations are under active negotiation at this time. However, we may undertake such considerations in the future. A principal goal of any such transaction will be to expand our investments and diversify our revenue sources.

DISPOSITION POLICIES

We have no current intention to dispose of any hotels, although we may do so. We currently anticipate that disposition decisions, if any, will be based on factors including but not limited to the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale price; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) our tenant’s or operator’s desire to cease operation of the hotel; and (v) the existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $350 million unsecured revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt not in excess of 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors and may increase or decrease our ratio of debt to total capitalization accordingly.

Our board of trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. Only one of our properties is encumbered by a mortgage. To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Investment Manager. Our day-to-day operations are conducted by Reit Management & Research LLC, or  RMR, our investment manager. RMR originates and presents investment opportunities to our board of trustees. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300. RMR acts as the investment manager to HRPT Properties Trust, the holder of 4,000,000 of our common shares, and has other business interests. The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; Adam D. Portnoy, Vice President; John C. Popeo, Vice President and Treasurer; and William J. Sheehan, Director of Internal Audit. Messrs. Murray, Kleifges and Bornstein are also our officers. Mr. Sheehan was one of our trustees until his resignation on August 29, 2003, and Mr. O’Brien was one of our officers until his resignation on December 18, 2003.

Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of March 9, 2004, RMR had approximately 300 full-time employees.

Competition. The hotel industry is highly competitive. Generally our hotels are located in areas that include other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels restrict the right of each operator and its affiliates for limited periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements neither the operators nor their affiliates are restricted from operating other brands of hotels in the market areas of any of our hotels, and after such limited period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

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

Environmental Matters. Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the hazardous substances. We reviewed environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, no assurances can be given that environmental conditions for which we would be liable are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website. Our internet address is www.hptreit.com. Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Center Street, Newton, MA  02458 or at our website www.hptreit.com under the heading “Governance.” We make available, free of charge, on our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are electronically filed with, or furnished to, the SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report at the “Contact Us” section of our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found at the “Contact Us” section of our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Information. We have one operating segment, hotel investments.

FEDERAL INCOME TAX CONSIDERATIONS

The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•                  a bank, life insurance company, regulated investment company, or other financial institution;

•                  a broker or dealer in securities or foreign currency;

•                  a person who has a functional currency other than the U.S. dollar;

•                  a person who acquires our shares in connection with employment or other performance of services;

•                  a person subject to alternative minimum tax;

•                  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction, or conversion transaction; or

•                  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

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

Your federal income tax consequences may differ depending on whether or not you are a “U.S. shareholder.”  For purposes of this summary, a “U.S. shareholder” for federal income tax purposes is:

•                  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•                  an entity treated as a corporation or partnership for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia, unless otherwise provided by Treasury regulations;

•                  an estate the income of which is subject to federal income taxation regardless of its source; or

•                  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or electing trusts in existence on August 20, 1996, to the extent provided in Treasury regulations;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1995.  Our REIT election, assuming continuing compliance with the qualification tests summarized below, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and expect to continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any dividends are eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2003 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•                  We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” including our undistributed net capital gains.

•                  If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

•                  If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

•                  If we have net income from prohibited transactions, including dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

•                  If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•                  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the amounts actually distributed.

•                  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•                  As summarized below, REITs are permitted within limits to own stock and securities of a “taxable REIT subsidiary.”  A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

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

(6)          that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)          that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2003, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

For purposes of condition (6), REIT shares held by a pension trust are treated as held directly by the pension trust’s beneficiaries in proportion to their actuarial interests in the pension trust.  Consequently, five or fewer pension trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below, if a REIT is a “pension-held REIT,” each pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the Internal Revenue Code provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the Internal Revenue Code.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries.  Among other requirements, a taxable REIT subsidiary must:

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

In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status during all times each subsidiary’s taxable REIT subsidiary election remains in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a taxable REIT subsidiary, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a taxable REIT subsidiary if an eligible independent contractor operates the facility, as discussed more fully below.

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm’s length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% test.

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments, and gains from the sale or disposition of stock, securities, or real property.

For purposes of these two requirements, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

In order to qualify as “rents from real property” under Section 856 of the Internal Revenue Code, several requirements must be met:

•                  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the Internal Revenue Code.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the Internal Revenue Code’s attribution rules.

•                  There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•                  There is a second exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this second exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its taxable REIT subsidiary, and the facility must be operated on behalf of the taxable REIT subsidiary by a person who is an “eligible independent contractor,” all as described in Section 856(d)(8)-(9) of the Internal Revenue Code. As described below, we believe our leases with our taxable REIT subsidiaries have satisfied and will satisfy these requirements.

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort which a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

•                  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify.  For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property which is rented. For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

Any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

•                  own our assets for investment with a view to long-term income production and capital appreciation;

•                  engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

•                  make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if:

•                  our failure to meet the test was due to reasonable cause and not due to willful neglect;

•                  we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

•                  any incorrect information on the schedule was not due to fraud with intent to evade tax.

We have in the past attached and will continue to attach a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a special tax equal to 100% is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

Asset Tests.  At the close of each quarter of each taxable year, we must also satisfy these asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•                  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and stock or debt instruments purchased with proceeds of a stock offering or an offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds.

•                  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•                  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are straight debt securities.

•                  For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

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

Our Relationship with Our Taxable REIT Subsidiaries.  We currently own hotels that we purchased to be leased to our taxable REIT subsidiaries or which are being leased to our taxable REIT subsidiaries as a result of modifications to a prior lease that were agreed to among us, the former tenant and the manager. We may from time to time in the future lease additional hotels which we acquire in this manner.

In connection with 2003 lease defaults, we terminated occupancy of some of our hotels by defaulting tenants and immediately leased these hotels to our taxable REIT subsidiaries and entered into new third party management agreements for these hotels. We may in the future employ similar arrangements if we ever again face lease or occupancy terminations.

In transactions involving our taxable REIT subsidiaries, our intent is that the rents paid to us by the taxable REIT subsidiary qualify as “rents from real property” under the REIT gross income tests summarized above.  In order for this to be the case, the manager engaged by the applicable taxable REIT subsidiary must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Internal Revenue Code, and the hotels leased to the taxable REIT subsidiary must be “qualified lodging facilities” within the meaning of Section 856(d)(9)(D) of the Internal Revenue Code.  Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility’s customary amenities and facilities.

For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the taxable REIT subsidiary to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the taxable REIT subsidiary or its affiliated REIT. For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the taxable REIT subsidiary bearing the expenses for the operation of the qualified lodging facility, the taxable REIT subsidiary receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

In one case involving a manager whose hotel management activities for parties unrelated to us was not as extensive as those of our other managers, we received an opinion of counsel that the particular manager should qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Internal Revenue Code, and that, although the matter is not free from doubt, it is reasonable for us to rely on such opinion for purposes of the relief provisions under the REIT gross income tests summarized above. Accordingly, although there can be no assurance in this regard, we expect that the rental income we receive from our taxable REIT subsidiaries will qualify as “rents from real property” under the REIT gross income tests. We will also take steps to qualify for the 75% and 95% gross income tests’ relief provision, including for example attaching an applicable schedule of gross income to our federal income tax returns as required by Section 856(c)(6)(A) of the Internal Revenue Code. Thus, even if the IRS or a court ultimately determines that one or more of our managers failed to operate “qualified lodging facilities” for others sufficient to qualify as an eligible independent contractor, and that this failure thereby implicated our compliance with the REIT gross income tests, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.

As explained above, we will be subject to a 100% excise tax if the IRS successfully asserts that the rents paid by our taxable REIT subsidiary to us exceed an arm’s length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our taxable REIT subsidiaries’ management agreements will be respected for purposes of the requirements of the Internal Revenue Code discussed above. Accordingly, we expect that the rental income from our current and future taxable REIT subsidiaries will qualify favorably as “rents from real property,” and that the 100% excise tax on excessive rents from a taxable REIT subsidiary will not apply.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)          the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)          the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

In addition, we will be subject to a 4% excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

While we estimate that the distributions we made to our shareholders during 2003, together with the distribution to our common shareholders in January 2004 that was treated for all federal tax purposes as made in 2003, were sufficient to meet the 90% distribution requirements, they were insufficient to fully distribute all of our 2003 “real estate investment trust taxable income”. We therefore intend to apply one or more of our regular, periodic 2004 distributions toward full distribution of our 2003 “real estate investment trust taxable income”, all in the manner described above. These “clawbacks” of 2004 distributions, other than the January 2004 common distribution, do not apply for purposes of the 4% excise tax computation; nevertheless, we estimate that we will not incur any excise tax in respect of 2003.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary and desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status. We can provide no assurance that financing would be available for these purposes on favorable terms.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.  Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will remain liable for the 4% excise tax discussed above.

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

Taxation of U.S. Shareholders

The Jobs and Growth Tax Relief Reconciliation Act of 2003 reduced the maximum individual federal income tax rate for long-term capital gains generally to 15% (for gains properly taken into account during the period beginning May 6, 2003, and ending for taxable years that begin after December 31, 2008) and for most corporate dividends generally to 15% (for taxable years that begin in the years 2003 through 2008). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for the new 15% tax rate on dividends. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the 15% federal income tax rate for long-term capital gains and dividends generally applies to:

(1)          your long-term capital gains, if any, recognized on the disposition of our shares;

(2)          our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a 25% federal income tax rate);

(3)          our dividends attributable to dividends, if any, received by us from non-REIT corporations such as taxable REIT subsidiaries; and

(4)          our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

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

As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% or 25% so that the designations will be proportionate among all classes of our shares.

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder’s shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15%. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares which are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the Internal Revenue Code, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

Tax-exempt pension trusts, including so-called 401(k) plans but excluding individual retirement accounts or government pension plans, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

(1)          the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

(2)          the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if:

•                  the REIT is “predominantly held” by tax-exempt pension trusts; and

•                  the REIT would fail to satisfy the “closely held” ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT’s stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT’s stock or beneficial interests, own in the aggregate more than 50% by value of the REIT’s stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Internal Revenue Code, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income. In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States. In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the Internal Revenue Code, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts.  We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and any amount of tax withheld in excess of that tax liability may be refunded if an appropriate claim for refund is filed with the IRS. If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate on capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year will be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we are and will be a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28%. Amounts withheld under backup withholding are generally not an additional tax and may be refunded or credited against the REIT shareholder’s federal income tax liability.

A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•                  provides the U.S. shareholder’s correct taxpayer identification number; and

•                  certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

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

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Other Tax Consequences

Our and our shareholders’ federal income tax treatment may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders. Revisions to federal income tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state or local jurisdictions, including those in which we or our shareholders transact business or reside. State and local tax consequences may not be comparable to the federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, ERISA, must consider whether:

•                  their investment in our shares satisfies the diversification requirements of ERISA;

•                  the investment is prudent in light of possible limitations on the marketability of our shares;

•                  they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

•                  the investment is otherwise consistent with their fiduciary responsibilities.

Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as “non-ERISA plans,” should consider that a plan may only make investments that are authorized by the appropriate governing instrument. Fiduciary shareholders should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria.

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

“Plan Assets” Considerations

The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Securities Exchange Act of 1934, or sold under an effective registration statement under the Securities Act of 1933, provided the securities are registered under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year of the issuer during which the offering occurred. All our outstanding shares have been registered under the Securities Exchange Act of 1934.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Our common shares and our preferred shares have been widely held and we expect our common shares and our preferred shares to continue to be widely held. We expect the same to be true of any additional class of preferred stock that we may issue, but we can give no assurance in that regard.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

•                  any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

•                  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

•                  any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•                  any limitation or restriction on transfer or assignment which is not imposed by the issuer or a person acting on behalf of the issuer.

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of  our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation the shares are publicly offered securities and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2. Properties

At December 31, 2003, we had real estate investments totaling approximately $3 billion, at cost, in 286 hotels that were operated by third parties. The following table summarizes certain information about our properties as of December 31, 2003.

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value
		(in thousands)	(in thousands)
Alabama	4	$33,519	$26,211
Arizona	15	145,972	118,066
California	28	420,195	363,953
Colorado	4	35,916	31,107
Connecticut	1	7,195	7,079
Delaware	1	14,798	12,517
Florida	18	188,654	158,496
Georgia	21	205,843	170,671
Hawaii	1	42,384	39,094
Illinois	14	149,558	130,668
Indiana	3	29,145	23,554
Iowa	2	15,918	12,794
Kansas	4	26,683	22,713
Kentucky	1	5,084	4,091
Louisiana	1	29,831	24,804
Maryland	8	71,342	60,453
Massachusetts	13	146,740	125,352
Michigan	12	93,899	83,340
Minnesota	3	29,980	24,401
Montana	6	87,646	69,183
Nebraska	1	6,523	5,100
Nevada	3	44,936	39,470
New Jersey	11	156,870	135,677
New Mexico	2	22,203	18,254
New York	4	54,503	46,532
North Carolina	16	133,560	113,862
Ohio	5	39,045	32,933
Oklahoma	2	16,864	14,136
Pennsylvania	9	103,853	82,038
Rhode Island	1	11,935	9,644
South Carolina	3	26,215	22,962
Tennessee	8	109,628	89,898
Texas	29	278,829	235,909
Utah	3	63,093	50,978
Virginia	21	235,575	196,048
Washington	6	77,250	67,721
West Virginia	1	8,495	7,390
Wisconsin	1	9,828	8,109
Total	286	$3,179,507	$2,685,208

At December 31, 2003, other than nine of our hotels that were on leased land, we had a fee simple interest in all our properties. For the nine hotels subject to a ground lease, in each case the remaining term of the ground lease (including renewal options) is in excess of 55 years, and the ground lessors are unrelated to us.

Item 3. Legal Proceedings

In the ordinary course of business we are sometimes involved in litigation, but we are not presently aware of any material pending or threatened legal proceeding the outcome of which we expect to have a material impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Our common shares are traded on the New York Stock Exchange (symbol: HPT). The following table sets forth for the periods indicated the high and low closing sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports:

2002	High	Low
First Quarter	$34.80	$29.07
Second Quarter	$36.50	$33.09
Third Quarter	$36.36	$28.02
Fourth Quarter	$35.20	$30.30

2003	High	Low
First Quarter	$35.65	$29.52
Second Quarter	$32.82	$27.89
Third Quarter	$35.08	$29.85
Fourth Quarter	$42.08	$35.15

The closing price of our common shares on the New York Stock Exchange on March 9, 2004, was $43.87 per share.

As of March 9, 2004, there were 1,172 shareholders of record, and we estimate that as of such date there were in excess of 71,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2002	2003
First Quarter	$0.71	$0.72
Second Quarter	$0.72	$0.72
Third Quarter	$0.72	$0.72
Fourth Quarter	$0.72	$0.72
Total	$2.87	$2.88

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

Item 6. Selected Financial Data

The following table sets forth selected financial data for the five years ended December 31, 2003. This data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Rental income	$217,253	$247,488	$240,290	$234,377	$212,669
Hotel operating revenues	209,299	79,328	37,982	—	—
FF&E reserve income	18,335	21,600	24,652	25,753	20,931
Interest income	398	290	953	2,893	3,618
Gain on lease terminations	107,516	—	—	—	—
Total revenues	552,801	348,706	303,877	263,023	237,218
Expenses:
Hotel operating expenses	145,863	50,515	24,375	—	—
Interest	44,536	42,424	41,312	37,682	37,352
Depreciation and amortization	104,807	96,474	91,395	84,303	74,707
General and administrative	16,800	15,491	14,839	14,767	13,230
Loss on early extinguishment of debt	2,582	1,600	—	—	—
Total expenses	314,588	206,504	171,921	136,752	125,289
Net income	238,213	142,202	131,956	126,271	111,929
Preferred distributions	14,780	7,572	7,125	7,125	5,106
Net income available for common shareholders	$223,433	$134,630	$124,831	$119,146	$106,823
Common distributions paid	$180,213	$178,856	$163,592	$156,404	$108,925
Weighted average common shares outstanding	62,576	62,538	58,986	56,466	52,566

Per Common Share Data:

Net income available for common shareholders	$3.57	$2.15	$2.12	$2.11	$2.03
Distributions per common share	$2.88	$2.87	$2.83	$2.78	$2.75

Balance Sheet Data (as of December 31):
Real estate properties, at cost	$3,179,507	$2,762,322	$2,629,153	$2,429,421	$2,270,630
Real estate properties, net	2,685,208	2,336,412	2,265,824	2,157,487	2,082,999
Total assets	2,761,601	2,403,756	2,354,964	2,220,909	2,194,852
Debt, net of discount	826,126	473,965	464,781	464,748	414,780
Shareholders’ equity	1,645,528	1,645,020	1,604,519	1,482,940	1,519,715

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Hotel Industry Conditions

As a result of terrorism concerns, the war with Iraq and the impact of a recessionary economy, the U.S. hotel industry has experienced significant declines in occupancy, revenues and profitability since 2001. These declines primarily arose from reduced business travel. During 2003, most of our hotel operators reported declines in the operating performance of our hotels versus 2002. As described below, during 2003 tenants under three leases for an aggregate of 51 hotels failed to pay rents due to us. We have subsequently entered new long term operating agreements for these hotels. Under these new agreements we expect our future income and cash flows from the 51 hotels will be less than the rents we previously received. All of our operating agreements contain security features, such as security deposits and in certain instances, guarantees, which are intended to protect payment of minimum rents and owner’s priority returns to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the current hotel industry operating conditions continue at depressed levels for extended periods. If additional tenants, hotel operators or guarantors default in their payment obligations to us, our revenues and cash flows may decline further.

2003 Developments

Acquisition of Staybridge Suites by Holiday Inn®. On July 1, 2003, we purchased 16 Staybridge Suites® for $185,000 from InterContinental. We simultaneously leased these hotels to our taxable REIT subsidiary, or TRS, which entered into a long term management agreement with a subsidiary of InterContinental to operate the hotels. Under this agreement InterContinental agreed to pay us minimum annual returns of $16,872 per year until 2023, plus additional returns based upon the gross revenues and net cash flows realized at these hotels.

Acquisition of Candlewood Suites®. On July 21, 2003, we purchased seven Candlewood Suites® hotels from Candlewood Hotel Company, Inc., or Candlewood, for $65,000. Simultaneous with this purchase, we added these seven hotels to our existing lease for 57 Candlewood Suites® hotels with Candlewood. When these hotels were added to this existing lease, the rent payable by Candlewood to us was increased by $6,500 per year, plus a percentage of hotel operating revenues in excess of negotiated amounts.

Agreement with InterContinental regarding Summerfield hotels. On April 1, 2003, Wyndham International, Inc., or Wyndham, defaulted on its lease for 15 Summerfield Suites by Wyndham® hotels we own. Shortly thereafter we terminated Wyndham’s occupancy and engaged Candlewood to manage the hotels on an interim basis. On September 18, 2003, we entered an agreement with InterContinental to manage and rebrand these 15 hotels.  On October 6, 2003, InterContinental began to manage the hotels and 14 of the hotels were rebranded as Staybridge Suites by Holiday Inn®. One hotel continues to be operated as a Summerfield Suites by Wyndham® hotel and we expect it will be rebranded under a different InterContinental brand or sold. This agreement provides that we will be paid a priority owner’s return of $20,000 per year, plus percentage participations in hotel operating revenues in excess of negotiated amounts. InterContinental has provided a limited guarantee of our priority return of $16,000 per year until December 31, 2005 and $20,000 per year thereafter. As part of this agreement, we will fund $20,000 for rebranding costs and deferred capital improvements and InterContinental will provide us with a deposit of $20,000 to secure its obligations under its management agreement and guarantee; as of December 31, 2003, $10,000 of these fundings occurred and the balance is expected to take place over the next two years. The management agreement for our 16 Staybridge Suites by Holiday Inn® managed by InterContinental described above was amended to include these 15 hotels.  The combined agreement for these 31 hotels has an initial term expiring in 2023 and InterContinental has two renewal options for 12.5 years each thereafter.

Agreement with Prime Hospitality Corp. On April 1, 2003, Wyndham defaulted on its lease for 12 Wyndham® hotels we own. Shortly thereafter we terminated Wyndham’s occupancy and engaged Crestline Hotels and Resorts, Inc. to manage the hotels on an interim basis.

On July 1, 2003, Prime defaulted on its lease for 24 AmeriSuites® hotels that we own. Subsequent to its default, Prime continued to manage the hotels while we held discussions with Prime and others concerning the long term operations of these hotels. On December 9, 2003, we entered into an agreement with Prime for the management of all 36 of these hotels (the 12 Wyndham® hotels and 24 AmeriSuites® hotels). This agreement provides that our 12 Wyndham® hotels will be rebranded as PrimeSM Hotels and Resorts and that our 24 AmeriSuites® hotels will remain branded as AmeriSuites®. This agreement also provides that Prime will pay us an owner’s priority return of $26,000 per year plus 50% of cash flow after payment of operating costs, payment of our priority return, funding the FF&E reserve and reimbursement of working capital and guaranty advances, if any. Prime has provided a limited guarantee of our priority return of $26,000 per year. As part of this agreement, we agreed to fund $25,000 for rebranding costs and other capital improvements. As of December 31, 2003, $10,000 of funding has occurred and the balance is expected to take place during the next two years. This agreement has an initial term expiring in 2018 and Prime has two consecutive renewal options for 15 years each thereafter. This agreement was effective January 1, 2004, with respect to the 24 AmeriSuites® hotels and was effective for the 12 PrimeSM Hotels & Resorts on February 1, 2004. Upon effectiveness of our management agreement with Prime on January 1, 2004, we settled all our outstanding claims with Prime arising from its lease default, including our retention of the security, guarantee and FF&E reserve deposits totaling approximately $46,346. This agreement requires that $6,719 of the security deposit be applied to pay the difference between Prime’s contractual rent obligations and the cash rent received from Prime from July 1, 2003 to December 31, 2003; and this amount was recorded as rental income in the 2003 fourth quarter. Pursuant to generally accepted accounting principles, the balance of the retained deposits and the value of other property received from Prime, totaling approximately $40,943, will be amortized into our income during the initial term of Prime’s new management contract for the affected hotels.

Agreements with Candlewood and InterContinental. On December 31, 2003, we completed several previously announced agreements for the termination of our lease with Candlewood for 64 Candlewood Suites® hotels, our acquisition of 12 Candlewood Suites® hotels from Candlewood for $90,000, and management of our 76 Candlewood Suites® hotels by InterContinental. Simultaneously with the closing of these transactions, InterContinental purchased the rights to the “Candlewood Suites”® brand from Candlewood. Our agreement with InterContinental provides for a priority owner’s return to us of $60,000 per year. InterContinental has provided a limited guarantee of our priority return up to $50,000 per year. As part of this agreement we funded an escrow account with $15,000 for the cost of converting to InterContinental operating systems and hotel capital improvements during the next two years. This agreement has an initial term expiring in 2028 and InterContinental has two consecutive renewal options for 15 years each thereafter. In connection with Candlewood’s release from its lease obligations, we retained a security deposit and capital improvements escrow totaling approximately $46,196 plus certain improvements to our properties which had been purchased by Candlewood. We recorded a $49,649 million gain on lease termination as a result of this transaction in the 2003 fourth quarter.

Wyndham Settlement. On December 22, 2003, we entered an agreement with Wyndham settling all outstanding claims arising from its lease defaults discussed above. This agreement provided for our retention of security and capital reserve deposits totaling approximately $40,808 plus certain improvements to our properties which had been purchased by Wyndham, payment by Wyndham to us of $4,500 in cash and other matters. We recorded a $57,867 gain in the 2003 fourth quarter in connection with this settlement.

Leases and Management Agreements

As of January 1, 2004, each of our 286 hotels is included in one of eight combinations of hotels which is either leased to one of our wholly-owned taxable REIT subsidiaries, or TRS, and managed by an independent hotel operating company or leased to a third party. At January 1, 2004, we have 171 managed hotels and 115 leased hotels. Our consolidated income statement includes hotel operating revenues and expenses of our managed hotels, and only rental income for leased hotels. Additional information regarding the terms of our leases and management agreements is included in the table on pages 40 and 41.

Results of Operations (dollar amounts in thousands, except per share amounts)
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues were $552,801 for 2003, a 58.5% increase over revenues of $348,706 for 2002. This increase is primarily due to an increased number of managed hotels and the $107,516 of gains recorded on lease terminations described above.

Rental income was $217,253, a 12.2% decrease from $247,488 for 2002. This decrease is due primarily to the elimination of $29,982 of rental income in 2003 for the 27 hotels previously leased to Wyndham which began to be managed by third parties in April and May 2003, and the replacement of $8,369 of rental income from subsidiaries of Marriott with hotel operating revenues and expenses for 12 hotels which were converted from leased to managed hotels during 2002 and 2003. These decreases were partially offset by rental income resulting from our acquisition of 21 Candlewood hotels in April 2002 and seven Candlewood hotels in July 2003, and from returns from our funding of improvements at certain of our leased hotels during 2002 and 2003.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The FF&E reserve income was $18,335 for 2003, a 15.1% decrease from FF&E reserve income of $21,600 for 2002. This decrease is due primarily to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States and the lease defaults described above. Part of this decrease is also due to activities related to the 12 Marriott hotels which were leased and began to be managed at various times during 2002 and 2003, as discussed above. The amounts which are escrowed as FF&E reserves for our managed hotels are not separately stated in our consolidated statement of income.

Our managed hotels had operating revenues of $209,299 during the 2003 period for which they were managed, a 163.8% increase over hotel operating revenues of $79,328 in 2002. Our managed hotels also had operating expenses of $145,863 during the 2003 period for which they were managed, a 188.8% increase over hotel operating expenses of $50,515 in 2002. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2003 due to: (i) the initiation of new management agreements in April and May 2003 for the 27 hotels previously leased to Wyndham; (ii) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; and (iii) the 12 Marriott hotels converted from leased to managed hotels during 2002 and 2003.

Hotel operating revenues of our 71 managed hotels at December 31, 2003, were $298,522 for 2003, a decrease of 1.9% from hotel operating revenues of $304,412 in 2002 (including revenues which relate to periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties) due primarily to a 0.6% decline in revenue per available room, or RevPAR. This decrease is attributable primarily to the general slowdown of business travel in the United States and the impact of changes in management of some of our hotels resulting from the Wyndham lease defaults. Hotel operating expenses for these hotels were $208,890 in 2003, a 3.2% increase from hotel operating expenses of $202,502 in 2002 (including expenses which relate to periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties). This increase is due primarily to higher wage and benefits costs. Our managed hotels had net operating results that were $6,922 in 2003 and $5,822 in 2002 less than the minimum returns due to us. These amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by our managers.

We expect further declines in rental income and FF&E reserve income and increases in hotel operating revenues and expenses in 2004 due to the termination of our leases with Prime and Candlewood and our new management agreements for these hotels as described above. In addition, seven hotels currently leased by Marriott will begin to be leased to our TRS and operated by Marriott from time to time prior to June 30, 2004.

Interest income was $398 for 2003, a 37.2% increase from interest income of $290 for 2002. This increase was due to a higher average cash balance, offset to some extent by a lower average interest rate during 2003.

We recorded a gain of $107,516 in 2003 due to the termination of our leases with Wyndham and Candlewood as described above.

Total expenses were $314,588 for 2003, a 52.3% increase over total expenses of $206,504 for 2002. The increase is due primarily to our recognition of hotel operating expenses for a larger number of managed hotels in 2003 than in 2002 as discussed above, and increases in other expenses arising from our additional hotel investments during 2002 and 2003.

Interest expense for 2003 was $44,536, a 5.0% increase over interest expense of $42,424 for 2002. The increase was primarily due to higher average borrowings, partially offset by a lower weighted average interest rate during 2003.

Depreciation and amortization expense was $104,807 for 2003, an 8.6% increase over depreciation and amortization expense of $96,474 for 2002. This increase was due principally to the impact of the depreciation of 23 hotels acquired in July of 2003 and the 21 hotels acquired in April 2002, capital improvements we funded at 36 of our Courtyard by Marriott® hotels, as discussed below, and the impact of the acquisition of depreciable assets during 2002 and 2003 purchased with funds from FF&E reserve accounts owned by us and other funds.

General and administrative expense was $16,800 for 2003, an 8.5% increase from general and administrative expense of $15,491 in 2002. This increase is due principally to the impact of additional hotel investments during 2002 and 2003.

We recorded expenses on the early extinguishment of debt of $2,582 and $1,600, on February 18, 2003 and July 18, 2002, respectively, to write-off the unamortized deferred financing costs associated with $150,000 and $115,000, respectively, of senior notes we redeemed.

Net income was $238,213 for 2003, a 67.5% increase over net income of $142,202 for 2002. Net income available for common shareholders was $223,433 for 2003, or $3.57 per share, a 66.0% increase, over net income available for common shareholders of $134,630, or $2.15 per share, for 2002. These increases were primarily due to the gain on lease terminations recorded in 2003, and the other investment and operating activity discussed above.

Cash flow from operations was $219,405 in 2003, a 4.3% increase from $210,245 in 2002 primarily due to the impact of changes in working capital. Cash used in investing activities was $371,610 in 2003, a 161.1% increase from $142,311 in 2002, primarily because we purchased a greater number of hotels in 2003. Cash provided by financing activities was $151,296 in 2003, a 251.9% increase over cash used in financing activities of $99,559 in 2002, primarily because of increased borrowings to fund our hotel acquisitions, offset partially by our preferred equity issuance in 2002 and increased distributions on common and preferred shares in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues were $348,706 for 2002, a 14.8% increase over revenues of $303,877 for 2001. This increase is primarily due to an increase in the number of managed hotels and our hotel acquisitions.

Rental income was $247,488 for 2002, a 3.0% increase from $240,290 for 2001. This increase is a result of our acquisition of 21 hotels in April 2002, partially offset by the replacement of $7,468 of rental income from Marriott in 2001 with hotel operating revenues and expenses for 12 hotels which were converted from leased to managed hotels during 2001 and 2002.

FF&E reserve income was $21,600 for 2002, a 12.4% decrease from FF&E reserve income of $24,652 for 2001. This decrease is due primarily to reduced levels of hotel sales attributable to the general slowdown of business travel in the United States described above, offset somewhat by a scheduled increase in the applicable percentage used to calculate FF&E reserves at some of our hotels. Part of this decrease is also due to activities related to the 14 Marriott hotels which were leased and began to be managed at various times during 2001 and 2002. The revenues which are escrowed as FF&E reserves for hotels leased by our TRS are not separately stated in our consolidated statements of income.

Our managed hotels had operating revenues of $79,328 during the 2002 period for which they were managed, a 108.9% increase over hotel operating revenues of $37,982 in 2001. Our managed hotels also had operating expenses of $50,515 during the 2002 period for which they were managed, a 107.2% increase over hotel operating expenses of $24,375 in 2001. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels during 2002 due to the 12 Marriott hotels converted from leases to management agreements during 2001 and 2002 and the four hotels we acquired from Marriott in 2001 which were also managed by them.

Hotel operating revenues at our 18 managed hotels at December 31, 2002, were $84,476 for 2002, a decrease of 1.6% from hotel operating revenues of $85,841 in 2001 (including revenues which relate to when some of the hotels were leased from us by third parties) due primarily to a 3.4% decline in RevPAR. This decrease is attributable primarily to the general slowdown of business travel across the United States. Hotel operating expenses for these hotels were $55,659 in 2002, a 2.3% increase from hotel operating expenses of $54,405 in 2001 (including expenses which relate to periods when some of the hotels were leased from us by third parties). This increase is due primarily to higher wage and benefits costs. Our managed hotels had net operating results that were $5,822 in 2002 and $1,957 in 2001 less than the minimum returns due to us. These amounts have been reflected in our statement of income as a net reduction to hotel operating expenses in each year because they were funded by our manager.

Interest income was $290 for 2002, a 69.6% decrease from interest income of $953 for 2001. This decrease was due to a lower average cash balance and a lower average interest rate during 2002.

Total expenses were $206,504 for 2002, a 20.1% increase over total expenses of $171,921 for 2001. The increase is due primarily to our recognition of hotel operating expenses for a larger number of managed hotels in 2002 than in 2001, and increases in other expenses arising from our additional hotel investments during 2001 and 2002.

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

In 2002, we recognized an expense on the early extinguishment of debt of $1,600 to write-off the unamortized deferred financing costs associated with $115,000 of senior notes we redeemed on July 18, 2002.

Net income was $142,202 for 2002, a 7.8% increase over net income of $131,956 for 2001. Net income available for common shareholders was $134,630 for 2002, or $2.15 per share, a 7.8% increase, or 1.4% on a per share basis, over net income available for common shareholders of $124,831, or $2.12 per share, for 2001. These increases resulted from the investment and operating activity discussed above.

Cash flow from operations was $210,245 in 2002, a 2.4% increase from $205,362 in 2001 primarily due to the impact of new hotel investments in 2001 and 2002. Cash used in investing activities was $142,311 in 2002, a 20.6% decrease from $179,193 in 2001, primarily because we purchased fewer hotels in 2002 than in 2001.  Cash used in financing activities was $99,559 in 2002, a 743.1% increase over $11,808 in 2001, primarily because of lower equity issuances in 2002 and increased distributions to shareholders.

Liquidity and Capital Resources

Our Tenants and Operators

As of January 1, 2004, all 286 of our hotels are operated under leases or management agreements that provide for minimum rents or returns to us. All costs of operating and maintaining our hotels are paid by the third party hotel tenants for their own account or by third party hotel managers as agent for us. These third parties derive their funding for hotel operating expenses, FF&E reserves, and rents and returns due us generally from hotel operating revenues and, to the extent that these parties fund our minimum rents and returns under their guarantees to us, from their separate resources.

We define coverage for each of our eight combination hotel leases or management agreements as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features of our agreements is presented in the table on pages 40 and 41. Assuming our operating agreements as of January 1, 2004, had been in place, five of our eight hotel combinations, representing 201 hotels, would have generated coverage of at least 1.0x during 2002, and four hotel combinations, representing 125 hotels, would have generated coverage of at least 1.0x during 2003. Two hundred fifteen (215) hotels we own in six combinations, 76% of our total investments, at cost, are operated under leases or management agreements which are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the third party tenant or operator from the future cash flows from our hotels after our future minimum rents and returns are paid. As of December 31, 2003, all payments due, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2003, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the agreements.  On February 26, 2004, Barcelo Crestline wrote to us that its subsidiary which is our tenant for 19 hotels is not in compliance with the net worth requirements of its lease. Payments to us under this lease are guaranteed by Marriott pursuant to a limited funding obligation, and, as of December 31, 2003 and through March 9, 2004, these rent payments are current. Accordingly, we have notified Barcelo Crestline that we will take no action to default this lease at this time provided no other event of default occurs.  If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline and our ability to continue to make distributions to our shareholders will be jeopardized.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are rents from our leased properties and minimum returns from our managed hotels. Minimum rents and minimum returns are received from our tenants and managers monthly and percentage rents and returns are received either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999 federal legislation known as the REIT Modernization Act, or RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party.

The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates. As and if the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as reserves for future renovations and refurbishment, or FF&E reserves. As of December 31, 2003, there was approximately $56,639 on deposit in these escrow accounts, of which $55,755 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $884 is held in accounts owned by our tenants and is not reflected on our balance sheet. We have security and remainder interests in the accounts owned by our tenants. During 2003, $22,679 was contributed to these accounts and $53,337 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between the receipt of rents and returns and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR (2.5% per annum at December 31, 2003).  As of December 31, 2003, we had $201,000 outstanding on our facility.

At December 31, 2003, we had $6,428 of cash and cash equivalents and $149,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At December 31, 2003, we had no commitments to purchase additional properties. However, we expect to make improvements and finish a modernization program at 36 of our Courtyard by Marriott® hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott® rooms that we own. Upon completion, approximately $28,410 of the estimated $53,460 cost for this project will have been funded with amounts on deposit in FF&E reserve accounts. During 2003, we funded the additional $25,050 of costs with cash on hand or borrowings under our credit facility. The remaining costs of $2,846 are expected to be funded from the FF&E reserve accounts during the first half of 2004. Our minimum annual rent for these hotels increased by 10% of the amount we funded in addition to the FF&E reserve funding.

We have also committed to fund improvements at 18 of our Residence Inn by Marriott® hotels. These hotels contain 2,178 rooms, representing 46% of the total Residence Inn by Marriott® rooms that we own. Upon completion, approximately $3,192 of the estimated $8,062 cost for this project will have been funded with amounts on deposit in FF&E reserve accounts. During 2003, we funded $3,275 of the additional costs and expect to fund the remaining $1,595 in 2004 with existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels increases by 10% of the amount we fund in addition to the FF&E reserve funding.

Pursuant to the agreement we entered with InterContinental on September 18, 2003, for management of 15 hotels, we agreed to fund $20,000 for rebranding costs and other capital improvements during the next two years. As part of this agreement, InterContinental will provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. As of December 31, 2003, $10,000 of these fundings have occurred and the balance is expected to take place over the next two years.

Pursuant to the agreement we entered with Prime on December 9, 2003, for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements during the next two years. As of December 31, 2003, $10,000 of funding has occurred and the balance is expected to take place during the next two years.

On January 24, 2003, and September 9, 2003, we issued $175,000 and $125,000, respectively, of 6.75% senior notes due 2013. Net proceeds after underwriting and other offering expenses were $172,578 and $121,542, respectively. On February 18, 2003, we redeemed at par plus accrued interest, all $150,000 of our outstanding 8.5% senior notes due 2009.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $3,272 in 2011; $125,000 in 2012 and $300,000 in 2013. As of December 31, 2003, we had one mortgage note we assumed in connection with our acquisition of a hotel with a principal balance of $3,881.  This mortgage note requires monthly payments of principal and interest and is expected to have a principal balance of $3,272 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

On December 18, 2003, a distribution of $0.72 per common share was declared with respect to fourth quarter 2003 results and was paid to shareholders on January 30, 2004, using cash on hand and borrowings under our bank credit facility.

On February 23, 2004, we sold 4,000,000 of our common shares of beneficial interest at $43.93 per share in a public offering. On March 8, 2004, we sold an additional 600,000 common shares of beneficial interest at $43.93 per share pursuant to an over allotment option granted to the underwriters. Net proceeds, from both these sales, after underwriting and other offering expenses, were $192,684. These proceeds were used to reduce borrowings outstanding under our revolving credit facility.

On March 10, 2004, we announced that we will redeem all of our outstanding 9½% Series A cumulative redeemable preferred shares at the stated liquidation preference price of $25 per share plus accrued and unpaid dividends. This redemption is expected to occur on or about April 12, 2004. We expect to fund this redemption with borrowings under our revolving credit facility.

When amounts are outstanding on our revolving credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of December 31, 2003, we had $2,288,750 available on our shelf registration. This amount was reduced by our February and March 2004 sales of common shares and after completion of these transactions we had $2,086,672 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

As of December 31, 2003, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$829,881	$60	$201,136	$161	$628,524
Ground Lease Obligations (1)	20,205	1,119	2,237	2,237	14,612
Total	$850,086	$1,179	$203,373	$2,398	$643,136

(1)          Nine of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payment of ground lease obligations are made by our tenants or managers. However, if a tenant or manager fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel.

Debt Covenants

Our debt obligations at December 31, 2003, were our revolving credit facility, our $625,000 of publicly issued term debt and our $3,881 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of December 31, 2003, we were in compliance with all of our covenants under our indenture and its supplements and our credit agreement.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20 million or more. Similarly, a default on our public debt indenture would be a default on our revolving credit facility.

As of December 31, 2003, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2003, our secured debt obligations were limited to one mortgage note of $3,881 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Related Party Transactions

We have an agreement with RMR to provide investment, management and administrative services to us. RMR is beneficially owned by Barry M. Portnoy and Gerard M. Martin, each a managing trustee and member of our board of trustees. This agreement is subject to the annual review of our independent trustees. Each of our executive officers is also an officer of RMR. Our independent trustees, including all of our trustees other than Messrs. Portnoy and Martin, review our contract with RMR at least annually and make determinations regarding its negotiation, renewal or termination. Any termination of our contract with RMR would cause a default under our bank credit facility, if not approved by a majority of lenders. Our current contract term with RMR expires on December 31, 2004. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250 million of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fee payable to RMR is paid in our common shares.

In October 2003, we entered into an agreement between us and HRPT, pursuant to which we agreed to file a registration statement with respect to our shares held by HRPT and use reasonable efforts to effect the registration of those shares. HRPT paid the expenses of this registration. The registration statement became effective October 24, 2003.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates.  We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations.  Our three most critical accounting policies concern our investments in hotels and are as follows:

Classification of Leases.  Certain of our hotel investments are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases.  Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or operating lease.  The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue.  These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased hotel, discount rates and future cash flows.  Incorrect assumptions or estimates may result in misclassification of our leases.

Allocation of Purchase Price and Recognition of Depreciation Expense.  The acquisition cost of each hotel investment is allocated to various property components such as land, buildings and improvements, and each component generally has a different useful life. For hotels acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards No. 141, Business Combinations, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships.  Acquisition cost allocations and the determination of the useful lives are based on management’s estimates or, under some circumstances, studies commissioned from independent real estate appraisal firms. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The value of intangible assets is amortized over the term of the respective lease. The allocated cost of land is not depreciated.  Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by generally accepted accounting principles.

Impairment of Assets. We periodically evaluate our hotel investments for impairment indicators.  These indicators may include weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments.  If indicators of impairment are present, we evaluate the carrying value of the related hotel investment by comparing it to the expected future undiscounted cash flows to be generated from that hotel.  If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows.  If we misjudge or estimate incorrectly or if future tenant profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, that was effective for all enterprises with variable interest entities created after January 31, 2003.  In December 2003, FASB issued a revised FIN 46, which provided for the deferral of the effective date of the interpretation to January 1, 2004, for variable interest entities created prior to January 31, 2003. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities net assets. When our TRS enters a new operating agreement or materially modifies an existing operating agreement we are required to assess if we are or continue to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS.  Incorrect assumptions or estimates of, among other things, occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary. We did not deconsolidate any previously consolidated entity as a result of adopting FIN 46 in 2003. In the first quarter of 2004, we will be required to complete our FIN 46 valuation of two additional TRS entities that we currently consolidate.

These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our hotels operate.  In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to hotels we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Property Leases, Operating Agreements and Tenant Operating Statistics

As of January 1, 2004, we owned 286 hotels which are grouped into eight combinations and leased to or managed by separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation, or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Prime, and Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements and include statistics reported to us or derived from information reported to us by our tenants and managers. These statistics include occupancy, average daily rate, or ADR, revenue per available room, or RevPAR, and coverage of our minimum rents or owner’s priority returns. We consider these statistics, and the lease or management agreement security features also presented in the tables on the following pages, to be important measures of our tenants’ and managers’ success in operating our hotels and their ability to make continued payments to us. However, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®(1)	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®
Property Leases and Operating Agreements

Number of Hotels:	53	18	35	19

Number of Rooms/Suites:	7,610	2,178	5,382	2,756

Number of States:	24	14	15	14

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Marriott or our TRS.	Subsidiary of Barcelo Crestline.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.

Investment at December 31, 2003 (000s) (2):	$550,915	$183,267	$453,955	$274,222

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508

End of Current Term:	2012	2010	2019	2015

Renewal Options (3):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.

Current Annual Minimum Rent/Return (000s):	$54,980	$18,308	$47,115	$28,508

Percentage Rent/Return (4):	5.0%	7.5%	7.0%	7.0%

Tenant Operating Statistics

Rent/Return Coverage (5) (6):
Year ended 12/31/02:	1.5x	1.2x	0.9x	0.9x
Year ended 12/31/03:	1.0x	1.0x	0.8x	0.7x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo Crestline and Marriott.

(1)          At December 31, 2003, 7 of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott.  The remaining 28 hotels were operated by subsidiaries of Marriott under a management contract with our TRS.  Marriott’s obligations under the lease and the management contracts are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

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

(6)          For the hotels managed by Marriott, the data presented is for the comparable fiscal years ended January 3, 2003, and January 2, 2004.

Hotel Brand	Staybridge Suites by Holiday Inn®	Candlewood Suites®	PrimeSM Hotels and Resorts AmeriSuites®	Homestead Studio Suites®	Total/ Range/ Average (all investments)
Property Leases and Operating Agreements

Number of Hotels:	31	76	36	18	286

Number of Rooms/Suites:	3,782	9,220	5,250	2,399	38,577

Number of States:	16	29	19	5	38

Tenant:	Our TRS.	Our TRS.	Our TRS.	Subsidiary of BRE/Homestead Village LLC.

Manager:	Subsidiary of InterContinental.	Subsidiary of InterContinental.	Subsidiary of Prime.	Subsidiary of BRE/Homestead Village LLC.

Investment at December 31, 2003 (000s) (1):	$425,000	$590,250	$425,920	$145,000	$3,048,529

Security Deposit (000s):	$26,872 (2)	—	—	$15,960	$175,304

End of Current Term:	2023	2028	2018	2015	2010-2028 (average 14.6 years)

Renewal Options (3):	2 for 12.5 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.

Current Annual Minimum Rent/Return (000s):	$36,872	$60,000	$26,000	$15,960	$287,743

Percentage Rent/Return (4):	7.5%	7.5%	(5)	10.0%	5%-10%

Tenant Operating Statistics

Rent/Return Coverage (6):
Year ended 12/31/02:	0.9x	1.1x	1.3x	1.0x	0.9x – 1.5x
Year ended 12/31/03:	0.7x	0.9x	1.0x	1.1x	0.7x – 1.1x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Prime.	Homestead parent guarantee and $15,960 letter of credit.

(1)          Excludes expenditures made from FF&E reserves subsequent to our initial purchase where funded by us separately from hotel operations.

(2)          Additional security deposit of $10,000 to be funded over the next two years.

(3)          Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(4)          Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(5)          Agreement provides for payment to us of 50% of cash flow after payment of operating costs, funding the capital reserve, payment of our priority return and reimbursement to Prime of working capital and guaranty advances, if any.

(6)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum rent or return payments due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of operating agreements.

The following tables summarize the operating statistics, including occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, reported to us by our hotel operators by lease or management agreement for the periods indicated for the 283 hotels we own which were open for at least one full year as of January 1, 2003:

Lease/Management Agreement	No. of Hotels	No. of Rooms/Suites	2003(1)	2002(1)	Change
ADR
Host (no. 1)	53	7,610	$95.51	$97.10	-1.6%
Host (no. 2)	18	2,178	93.32	95.31	-2.1%
Marriott	35	5,382	91.19	90.54	0.7%
Barcelo Crestline	19	2,756	88.44	91.52	-3.4%
InterContinental (no. 1)(2)(3)	29	3,533	89.25	93.41	-4.5%
InterContinental (no. 2)(2)(3)	76	9,220	54.77	55.45	-1.2%
Prime(3)	35	5,126	70.33	75.12	-6.4%
Homestead	18	2,399	47.72	48.73	-2.1%
Total/Average(2)(3)	283	38,204	$77.11	$79.08	-2.5%

Occupancy
Host (no. 1)	53	7,610	64.0%	69.3%	-5.3	pt
Host (no. 2)	18	2,178	76.6%	76.1%	0.5	pt
Marriott	35	5,382	73.9%	72.3%	1.6	pt
Barcelo Crestline	19	2,756	69.0%	69.0%	0.0	pt
InterContinental (no. 1)(2)(3)	29	3,533	73.9%	73.8%	0.1	pt
InterContinental (no. 2)(2)(3)	76	9,220	72.0%	74.9%	-2.9	pt
Prime(3)	35	5,126	67.8%	65.8%	2.0	pt
Homestead	18	2,399	75.9%	74.8%	1.1	pt
Total/Average(2)(3)	283	38,204	70.6%	71.7%	-1.1	pt

RevPAR
Host (no. 1)	53	7,610	$61.13	$67.29	-9.2%
Host (no. 2)	18	2,178	71.48	72.53	-1.5%
Marriott	35	5,382	67.39	65.46	3.0%
Barcelo Crestline	19	2,756	61.02	63.15	-3.4%
InterContinental (no. 1)(2)(3)	29	3,533	65.96	68.94	-4.3%
InterContinental (no. 2)(2)(3)	76	9,220	39.43	41.53	-5.1%
Prime(3)	35	5,126	47.68	49.43	-3.5%
Homestead	18	2,399	36.22	36.45	-0.6%
Total/Average(2)(3)	283	38,204	$54.44	$56.70	-4.0%

(1)          Includes data for the calendar year indicated, except for our Marriott branded hotels, which include data for the 52 and 53 week periods ended January 2, 2004 and January 3, 2003, respectively.

(2)          Includes data for periods prior to our ownership of certain hotels.

(3)          Includes data for periods hotels were not operated by the current manager.

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our contractual lease and management agreements require our tenants/managers to make the substantial portion of our rents and return payments to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our tenants’ or operators’ ability to meet their contractual obligations to us.

Impact of Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of gross hotel revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our tenants’ or operators’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if our tenants’ or operators’ operating income from our properties becomes insufficient to pay our rents or returns. To mitigate the adverse impact of increased operating costs at our properties, all of our operating agreements contain security features, such as security deposits and in certain instances, guarantees of our rent or return. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on the amount of floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2002. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of December 31, 2003, our outstanding publicly traded debt consisted of four issues of fixed rate, senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$150.0 million	7.000%	$10.5 million	2008	Semi-Annually
50.0 million	9.125%	4.6 million	2010	Semi-Annually
125.0 million	6.850%	8.6 million	2012	Semi-Annually
300.0 million	6.750%	20.3 million	2013	Semi-Annually
$625.0 million		$44.0 million

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $4.4 million. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2003, and discounted cash flow analyses a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $10.1 million.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. For example, in 2003 we redeemed at par our $150 million 8.5% senior notes due in 2009. We funded this redemption with cash on hand and proceeds from our issuance of $175 million 6.75% senior notes due in 2013.

We have one mortgage payable secured by a hotel in Wichita, KS, with a fixed rate of 8.3% that matures on July 1, 2011.  This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value after August 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity for one year for a fee. At December 31, 2003, we had $201 million outstanding and $149 million available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $201 million at December 31, 2003, was 2.5% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of December 31, 2003:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
		(dollars in thousands)	(dollars in thousands)
At December 31, 2003	2.5%	$201,000	$5,025
10% reduction	2.2%	$201,000	$4,422
10% increase	2.8%	$201,000	$5,628

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

One of our tenants, HMH HPT Courtyard LLC, a subsidiary of Host Marriott Corporation, leases 53 hotels from us which represent 19% (20% at December 31, 2001) of our investments, at cost at December 31, 2002. During 1999, with our consent, HMH HPT Courtyard LLC began to sublease these 53 properties to CCMH Courtyard I LLC, a subsidiary of Barcelo Crestline Corporation. The financial statements for HMH HPT CBM LLC as of December 31, 2002, and for the two fiscal years ended December 31, 2002, begin on page F-20. The financial statements of CCMH Courtyard I LLC as of January 3, 2003, and for the two fiscal years ended January 3, 2003, begin on page F-32.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have no disagreements with our accountants regarding accounting and financial disclosure.

Arthur Andersen LLP audited our consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2001. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas. On

September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Upon unanimous recommendation of our audit committee, our board of trustees dismissed Arthur Andersen LLP as our independent auditor effective June 28, 2002, and engaged Ernst & Young LLP to serve as our independent auditor for the year ending December 31, 2002. The change was not the result of any disagreement between us and Arthur Andersen LLP on any matter. Because of the circumstances currently affecting Arthur Andersen LLP, it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims investors and purchasers of our securities may have that are available to security holders under the federal and state securities laws.

Item 9A. Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant

In March 2004, we adopted a Code of Business Conduct and Ethics that applies to all our representatives, including our officers and trustees and employees of RMR.  Our Code of Business Conduct and Ethics is posted on our website, www.hptreit.com under the heading “Governance.”  A printed copy of our Code of Business Conduct and Ethics is also available free of charge to any shareholder who requests a copy.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement, which will be filed no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR, subject to vesting requirements, under either our 1995 Incentive Share Award Plan or our 2003 Incentive Share Award Plan.  In addition, our independent trustees receive 300 shares per year each as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans.  The terms of grants made under these plans are determined by our trustees at the time of the grant.  Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Related Party Transactions”. The following table provides a summary as of December 31, 2003, of our 1995 Incentive Share Award Plan and our 2003 Incentive Share Award Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	2,896,479(1)

Equity compensation plans not approved by security holders	None.	None.	2,896,479(1)

Total	None.	None.	2,896,479(1)

(1)          Pursuant to the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, in no event shall the number of shares issued under both plans combined exceed 3,128,791.

The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

The following audited financial statements of HMH HPT CBM LLC, a subsidiary of Host Marriott Corporation and the lessee of 53 of our Courtyard by Marriott® hotels are included on the pages indicated:

The following audited financial statements of CCMH Courtyard I LLC, a subsidiary of Barcelo Crestline Corporation, and the sublessee of the 53 Courtyard by Marriott® hotels leased to HMH HPT CBM LLC, are included on the pages indicated. These assets are subleased by CCMH Courtyard I LLC from HMH HPT CBM LLC, a subsidiary of Host Marriott Corporation, whose audited financial statements appear on the pages indicated above.

(b) Reports on Form 8-K

1.               Current Report on Form 8-K dated October 10, 2003, filed to update the disclosure set forth under the caption “Federal Income Tax Considerations” of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2002 (Items 5 and 7).

2.               Current Report on Form 8-K dated October 27, 2003,  filing information (1) regarding our acquisition of 12 Candlewood Suites® hotels and our management agreement with InterContinental Hotels Group and (2) supplementing federal income tax considerations (Items 5 and 7).

3.               Current Report on From 8-K dated November 3, 2003, furnishing our press release of our financial results of operations and financial condition for the quarter and nine months ended September 30, 2003 (Items 7 and 12).

4.               Current Report on Form 8-K dated December 9, 2003, filing information regarding our lease termination and  a new management agreement with Prime Hospitality Corp. (Item 5).

5.               Current Report on Form 8-K dated December 31, 2003, filed to update information regarding our acquisition of 12 Candlewood Suites® hotels, the termination of our lease for 64 Candlewood Suites® hotels, our management agreement with InterContinental Hotels Group for 76 hotels and the resignation of one of our officers (Item 5).

Note:                   Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Report on Form 8-K dated November 3, 2003, which was furnished to the Commission.

(c) Exhibits

3.1                                 Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998)

3.2                                 Articles Supplementary dated June 2, 1997. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

3.3                                 Articles Supplementary dated April 8, 1999. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

3.4                                 Articles Supplementary dated May 16, 2000. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

3.5                                 Articles Supplementary dated December 9, 2002. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

3.6                                 Composite copy of Amended and Restated Bylaws of the Company, as amended to date (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 10, 2004)

4.1                                 Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

4.2                                 Form of 9-1/2% Series A Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

4.3                                 Form of temporary 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED DECEMBER 5, 2002)

4.4                                 Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 29, 1997)

4.5                                 Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

4.6                                 Supplemental Indenture No. 1, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company’s 7.00% Senior Notes due 2008, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

4.7                                 Supplemental Indenture No. 4 dated as of July 14, 2000, between the Company and State Street Bank and Trust Company, relating to the Company’s 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.8                                 Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company’s 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.9                                 Supplemental Indenture No. 6 dated as of July 8, 2002 between the Company and State Street Bank and Trust Company, including form of 6.85% Senior Notes due 2012. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2002)

4.10                           Supplemental Indenture No. 7 dated as of January 24, 2003 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company’s 6 3/4% Senior Notes due 2013, including form of thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

8.1                                 Opinion of Sullivan & Worcester LLP as to certain tax matters. (FILED HEREWITH)

10.1                           Advisory Agreement, dated January 1, 1998, by and between REIT Management & Research, Inc. and the Company (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 11, 1998)

10.2                           Amendment No. 1 to Advisory Agreement, dated March 10, 2004, by and between Reit Management & Research, LLC and the Company (+).  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 10, 2004)

10.3                           The Company’s 1995 Incentive Share Award Plan (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.4                           Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003 (+).  (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.5                           The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003 (+).  (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.6                           Form of Restricted Share Agreement (+).  (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7                           Form of Courtyard Management Agreement between HMH Courtyard Properties, Inc., d/b/a/ HMH Properties, Inc. and Courtyard Management Corporation. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.8                           Form of First Amendment to Courtyard Management Agreement between Courtyard Management Corporation and the Company and Consolidation Letter Agreement by and between Courtyard Management Corporation and the Company. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.9                           Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.10                     Amended and Restated Master Lease Agreement, dated as of December 23, 1999, by and between HPTSHC Properties Trust and Summerfield HPT Lease Company, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.11                     Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.12                     Agreement to Assign, Release, Franchise and Manage, dated as of June 15, 2001, by and among HPT, HPTMI Properties Trust (“HPTMI”), HPTMI Hawaii, Inc. (“HPTMI Hawaii”), HPT TRS MI-135, Inc. (“TRS”), Marriott International, Inc. (“MI”), CR14 Tenant Corporation (“CR14”), CRTM17 Tenant Corporation (“CRTM17”), Courtyard Marriott Corporation (“Courtyard”), Marriott Hotel Services, Inc. (“Full Service Manager”), Residence Inn by Marriott, Inc. (“Residence Inn”), SpringHill SMC Corporation (“SpringHill”) and TownePlace Management Corporation, (“TownePlace”). (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.13                     Form of Management Agreement by and between Courtyard and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001)

10.14                     Pooling Agreement, dated as of June 15, 2001, by and among MI, Full Service Manager, Residence Inn, Courtyard, SpringHill, TownePlace and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.15                     Amended and Restated Limited Rent Guaranty, dated as of June 15, 2001, made by MI in favor of HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.16                     Guaranty, dated as of June 15, 2001, made by MI in favor of TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.17                     Holdback and Security Agreement, dated as of June 15, 2001, by and among MI, St. Louis Airport, L.L.C., Nashville Airport, L.L.C., Residence Inn, Courtyard, SpringHill, TownePlace, Full Service Manager,

CR14, CRTM17, TRS, HPTMI Hawaii and HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.18                     Credit Agreement dated as of March 26, 2002 by and among the Company, First Union Securities, Inc., d/b/a Wachovia Securities, Dresdner Bank Real Estate, First Union National Bank, Dresdner Bank AG, New York and Grand Cayman Branches, ING Capital LLC, CIBC World Markets Corp., Societe Generale, and each of the Financial Institutions Initially a signatory thereto together with their Assignees. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001)

10.19                     Registration Agreement, dated as of October 10, 2003, by and between the Company and HRPT Properties Trust. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3 FILED AS OF OCTOBER 14, 2003 (FILE NO. 333-109658))

10.20                     Second Amended and Restated Lease Agreement, dated April 12, 2002, by and between HPT CW Properties Trust and Candlewood Leasing No. 3, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002)

10.21                     Termination Agreement, dated October 27, 2003, among HPT CW Properties Trust, John G. Murray, Trustee of HPT CW MA Realty Trust, HH HPTCW II Properties LLC, the Company, Candlewood Hotel Company, Inc. and Candlewood Leasing No. 1, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.22                     Management Agreement, dated as of October 27, 2003, by and between HPT TRS IHG-1, Inc. and InterContinental Hotels Group Resources, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.23                     Guaranty Agreement, dated as of October 27, 2003, by InterContinental Hotels Group Plc for the benefit of HPT TRS IHG-1 and the Company.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.24                     Form of Indemnification Agreement (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 10, 2004)

12.1                           Computation of Ratio of Earnings to Fixed Charges. (FILED HEREWITH)

12.2                           Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (FILED HEREWITH)

21.1                           Subsidiaries of the Registrant. (FILED HEREWITH)

23.1                           Consent of Ernst & Young LLP. (FILED HEREWITH)

23.2                           Notice Regarding Consent of Arthur Andersen LLP. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

23.3                           Consent of Sullivan & Worcester LLP. (INCLUDED IN EXHIBIT 8.1 TO THIS ANNUAL REPORT ON FORM 10-K)

31.1                           Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (FILED HEREWITH)

31.2                           Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (FILED HEREWITH)

31.3                           Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (FILED HEREWITH)

31.4                           Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (FILED HEREWITH)

32.1                           Certification required by 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (FURNISHED HEREWITH)

(+)                                 Management contract or compensatory plan or agreement.

REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Hospitality Properties Trust as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated January 15, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2004
Except for Note 11, as to which the date is
March 10, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust and subsidiaries (a Maryland real estate investment trust) (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	As of December 31,
	2003	2002
Assets

Real estate properties, at cost:
Land	$461,631	$376,089
Buildings, improvements and equipment	2,717,876	2,386,233
	3,179,507	2,762,322
Accumulated depreciation	(494,299)	(425,910)
	2,685,208	2,336,412
Cash and cash equivalents	6,428	7,337
Restricted cash (FF&E escrow)	55,755	46,807
Other assets, net	14,210	13,200
	$2,761,601	$2,403,756
Liabilities and Shareholders’ Equity

Revolving credit facility	$201,000	$—
Senior notes, net of discounts	621,245	473,965
Mortgage payable	3,881	—
Security and other deposits	175,304	269,918
Dividends payable	45,063	—
Accounts payable and other	68,244	12,742
Due to affiliate	1,336	2,111
Total liabilities	1,116,073	758,736

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series A preferred shares; 9 1/2% cumulative redeemable; 3,000,000 shares issued and outstanding, aggregate liquidation preference $75,000	72,207	72,207
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 62,587,079 and 62,547,348 shares issued and outstanding, respectively	626	625
Additional paid-in capital	1,669,411	1,668,230
Cumulative net income	954,078	715,865
Cumulative preferred distributions	(40,092)	(26,481)
Cumulative common distributions	(1,094,008)	(868,732)
Total shareholders’ equity	1,645,528	1,645,020
	$2,761,601	$2,403,756

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Rental income:
Minimum rent	$216,125	$245,197	$236,876
Percentage rent	1,128	2,291	3,414
	217,253	247,488	240,290
Hotel operating revenues	209,299	79,328	37,982
FF&E reserve income	18,335	21,600	24,652
Interest income	398	290	953
Gain on lease terminations	107,516	—	—
Total revenues	552,801	348,706	303,877

Expenses:
Hotel operating expenses	145,863	50,515	24,375
Interest (including amortization of deferred financing costs of $2,536, $2,650 and $2,417, respectively)	44,536	42,424	41,312
Depreciation and amortization	104,807	96,474	91,395
General and administrative	16,800	15,491	14,839
Loss on early extinguishment of debt	2,582	1,600	—
Total expenses	314,588	206,504	171,921
Net income	238,213	142,202	131,956
Preferred distributions	14,780	7,572	7,125
Net income available for common shareholders	$223,433	$134,630	$124,831

Weighted average common shares outstanding	62,576	62,538	58,986

Basic and diluted earnings per common share:
Net income available for common shareholders	$3.57	$2.15	$2.12

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series A		Series B		Cumulative			Cumulative	Additional
	Number of	Preferred	Number of	Preferred	Preferred	Number of	Common	Common	Paid-in	Cumulative
	Shares	Shares	Shares	Shares	Distributions	Shares	Shares	Distributions	Capital	Net Income	Total
Balance at December 31, 2000	3,000,000	$72,207	—	—	$(12,231)	56,472,512	$565	$(526,284)	$1,506,976	$441,707	$1,482,940

Issuance of shares, net	—	—	—	—	—	6,000,000	60	—	159,250	—	159,310
Common share grants	—	—	—	—	—	43,428	—	—	1,030	—	1,030
Net income	—	—	—	—	—	—	—	—	—	131,956	131,956
Distributions	—	—	—	—	(7,125)	—	—	(163,592)	—	—	(170,717)
Balance at December 31, 2001	3,000,000	72,207	—	—	(19,356)	62,515,940	625	(689,876)	1,667,256	573,663	1,604,519

Issuance of shares, net	—	—	3,450,000	83,306	—	—	—	—	—	—	83,306
Common share grants	—	—	—	—	—	31,408	—	—	974	—	974
Net income	—	—	—	—	—	—	—	—	—	142,202	142,202
Distributions	—	—	—	—	(7,125)	—	—	(178,856)	—	—	(185,981)
Balance at December 31, 2002	3,000,000	72,207	3,450,000	$83,306	(26,481)	62,547,348	625	(868,732)	1,668,230	715,865	1,645,020

Common share grants	—	—	—	—	—	39,731	1	—	1,181	—	1,182
Net income	—	—	—	—	—	—	—	—	—	238,213	238,213
Distributions	—	—	—	—	(13,611)	—	—	(225,276)	—	—	(238,887)
Balance at December 31, 2003	3,000,000	$72,207	3,450,000	$83,306	$(40,092)	62,587,079	$626	$(1,094,008)	$1,669,411	$954,078	$1,645,528

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$238,213	$142,202	$131,956
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,807	96,474	91,395
Non-cash portion of gain on lease terminations	(104,951)	—	—
Amortization of deferred financing costs as interest	2,536	2,650	2,417
Non-cash rental income	(6,719)	—	—
FF&E reserve income and deposits	(25,248)	(25,710)	(26,540)
Loss on early extinguishment of debt	2,582	1,600	—
Changes in assets and liabilities:
Increase in other assets	(1,339)	(762)	(498)
Increase (decrease) in accounts payable and other..	9,485	(7,222)	4,926
Increase in due to affiliate	39	1,013	1,706
Cash provided by operating activities	219,405	210,245	205,362

Cash Flows From Investing Activities:
Real estate acquisitions	(388,482)	(148,246)	(185,799)
Increase in security and other deposits	16,872	5,935	6,606
Cash used in investing activities	(371,610)	(142,311)	(179,193)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred shares, net	—	83,306	—
Proceeds from issuance of common shares, net	—	—	159,310
Debt issuance, net of discount	296,997	124,106	—
Repayment of senior notes	(150,000)	(115,000)	—
Draws on revolving credit facility	391,000	295,000	150,000
Repayments of revolving credit facility	(190,000)	(295,000)	(150,000)
Deferred finance costs paid	(2,877)	(5,990)	(401)
Distributions to preferred shareholders	(13,611)	(7,125)	(7,125)
Distributions to common shareholders	(180,213)	(178,856)	(163,592)
Cash provided by (used in) financing activities	151,296	(99,559)	(11,808)
(Decrease) increase in cash and cash equivalents	(909)	(31,625)	14,361
Cash and cash equivalents at beginning of period	7,337	38,962	24,601
Cash and cash equivalents at end of period	$6,428	$7,337	$38,962

Supplemental Information:
Cash paid for interest	$34,929	$36,079	$39,025
Non-cash operating activities:
Property transferred in lease default	18,094	—	—
FF&E reserves retained in lease default	14,615	—	—
Security and other deposits retained in lease default	118,736	—	—
Non-cash investing and financing activities:
Property managers deposits in FF&E reserve	22,679	23,745	23,521
Purchases of fixed assets with FF&E reserve	(53,337)	(18,816)	(14,102)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1. Organization

Hospitality Properties Trust, or HPT, is a real estate investment trust organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels. At December 31, 2003, HPT, directly and through subsidiaries, owned 286 properties.

The properties of HPT and its subsidiaries are operated by companies unaffiliated with HPT: Host Marriott Corporation, or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group, PLC, or InterContinental; Barcelo Crestline Corporation, or Barcelo Crestline; Prime Hospitality Corporation, or Prime; and BRE/Homestead Village LLC, or Homestead. Hereinafter these hotel operators are sometimes referred to as Lessees and/or Managers.

2. Summary of Significant Accounting Policies

Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated.

Real Estate Properties. Real estate properties are recorded at cost. For real estate acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Depreciation on real estate properties is recognized on a straight-line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. The value of intangible assets is amortized over the term of the associated lease.

Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, management estimates the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimated lives are changed, the carrying value of affected assets is allocated over the remaining lives.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

Restricted Cash. Restricted cash consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

Deferred Financing Costs. Costs incurred to borrow are capitalized and amortized over the term of the related borrowing. Deferred financing costs were $6,487 and $8,445 at December 31, 2003 and 2002, respectively, net of accumulated amortization of $4,389 and $3,980, respectively, and are included in other assets, net in the accompanying consolidated balance sheet.

Revenue Recognition. Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Some of our leases provide that FF&E reserve escrows are owned us. Other leases provide that FF&E reserve escrows are owned by the tenant and we have a security and remainder interest in the escrow account. When we own the escrow account, generally accepted accounting principles require that payments into the escrow be reported as additional rent. When we have a security and remainder interest in the escrow account, deposits are not included in revenue.

We report hotel operating revenues for managed hotels in our statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are generally recognized when services are performed.

Per Common Share Amounts. Per common share amounts are computed using the weighted average number of common shares outstanding during the period. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Reclassifications.  Reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Income Taxes. We are a real estate investment trust under the Internal Revenue Code of 1986, as amended. We are not subject to Federal income taxes on our net income provided we distribute our taxable income to our shareholders and meet certain other requirements. The characterization of the distributions paid in 2003, 2002 and 2001 was 100.0%, 74.5% and 85.9% ordinary income, respectively, and 0.0%, 25.5% and 14.1% return of capital, respectively.

As permitted by the REIT Modernization Act, or RMA, beginning in 2001 we formed so-called taxable REIT subsidiaries, or TRS, to act as lessees for some of our hotels. The hotels leased to these subsidiaries are operated by independent third party managers. For federal income tax purposes, these subsidiaries are taxable entities separate from our other subsidiaries, which are generally not subject to federal taxes, as described above. The income realized by our TRS in excess of the rent it pays to us will be subject to income tax at corporate rates. During 2003, 2002 and 2001, our taxable REIT subsidiaries had taxable income (losses) of ($8,945), $192 and zero, respectively. Because our taxable REIT subsidiaries have a short operating history during which they have generated little, if any, taxable income, there is no assurance that we will be able to realize the future benefit of the 2003 losses. Accordingly, we have fully reserved the value of our deferred tax assets. The total net operating loss carry-forward for federal income tax purposes is $8,753 at December 31, 2003.

New Accounting Pronouncements. In April 2002 the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or FAS 145.  The provisions of this standard eliminate the requirement that a gain or loss from the extinguishment of debt be classified as an extraordinary item, unless it can be considered unusual in nature and infrequent in occurrence.  We implemented FAS 145 on January 1, 2003.  Upon implementation, we reclassified all extraordinary gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, that was effective for all enterprises with variable interest entities created after January 31, 2003. In December 2003, FASB issued a revised FIN 46 which provided for the deferral of the effective date of the interpretation to January 1, 2004, for variable interest entities created prior to January 31, 2003. We did not deconsolidate any previously consolidated entity as a result of adopting FIN 46 in 2003. In the first quarter of 2004, we will be required to complete our FIN 46 evaluation of two additional TRS entities that we currently consolidate.

3. Shareholders’ Equity

We have reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the year ended December 31, 2003, 11,000 common shares were awarded to our officers and certain employees of our investment manager pursuant to these plans. In addition, our independent trustees are each awarded 300 common shares annually as part of their annual fees. The shares awarded to the trustees vest immediately. The shares awarded to our officers and certain employees of our investment manager vest over a three-year period. At December 31, 2003, 2,896,479 of our common shares remain reserved for issuance under the Award Plans.

Each of our 3,000,000 outstanding Series A cumulative redeemable preferred shares has a distribution rate of $2.375 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($75,000 in aggregate). Series A preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after April 12, 2004.

Each of our 3,450,000 Series B cumulative redeemable preferred shares has a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($86,250 in aggregate). Series B preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after December 10, 2007.

4. Leases and Management Agreements

As of January 1, 2004, each of our 286 hotels is included in one of eight combinations of hotels and either leased to our TRS and managed by an independent hotel operating company or leased to a third party; we do not operate hotels. At January 1, 2004, we have 171 managed hotels and 115 leased hotels. Our agreements have initial terms expiring between 2010 and 2028. Each of these agreements is for a combination or pool of between 18 and 76 of our properties. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 45 years. Each agreement requires the third party lessee or manager to: (i) make payments to us of minimum rents or returns; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (iii) make payments to us of additional rent or returns equal to 5%-10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to us of additional returns based on increases in hotel operating income. Some of the third party lessees or managers have provided deposits or guarantees to us to secure their obligation to pay our rent or returns.

One agreement, as of December 31, 2003, includes 28 hotels operated by affiliates of Marriott under long term management contracts which are leased to our TRS. These hotels are pooled with seven other hotels that continue to be leased by Marriott until it elects to operate them under the management arrangement. Each of these seven hotels will begin to be leased to our TRS and managed by Marriott prior to June 30, 2004.

Our leases and management agreements provide for minimum rents or priority return payments to be received by us during the remaining initial terms as follows:

	Total Minimum Lease Payments from Third Parties	Total Owner’s Priority Payments Under Management Agreements with Third Parties
2004	$117,756	$169,987
2005	117,756	169,987
2006	117,756	169,987
2007	117,756	169,987
2008	117,756	169,987
Thereafter	567,814	2,531,340
	$1,156,594	$3,381,275

As of December 31, 2003, the average remaining initial terms of our leases and management agreements, weighted based on minimum rents or priority return payments from third parties, was approximately 15.3 years, and the weighted average remaining total term, including renewal options which may be exercised, was 53 years.

5. Real Estate Properties

Our real estate properties, at cost, consisted of  land of $461,631, buildings and improvements of $2,352,107 and furniture, fixtures and equipment of $365,769, as of December 31, 2003; and land of $376,089, buildings and improvements of $2,086,787 and furniture, fixtures and equipment of $299,446, as of December 31, 2002. During 2003, 2002, and 2001, we purchased 35, 21, and 8 properties, respectively, for aggregate purchase prices of $347,007, $145,000, and $185,487 excluding closing costs, respectively. As of December 31, 2003, we owned 286 hotel properties. During 2003, 2002, and 2001, we invested $33,905, $3,274, and $2,507 respectively, in our existing hotels in excess of amounts funded from FF&E reserves. As a result of these additional investments, tenant obligations to us for annual minimum rents or priority return payments increased $3,391, $327 and $251 in 2003, 2002 and 2001 respectively.

At December 31, 2003, nine of our hotels were on leased land. The remaining term of each ground lease (including renewal options) is in excess of 55 years, and the ground lessors are unrelated to us. Ground rent payable under the nine ground leases is generally calculated as a percentage of hotel revenues. Seven of the nine ground leases require minimum annual rent ranging from approximately $102 to $256 per year; and minimum rent under two ground leases has been pre-paid. Under the terms of our leases and management agreements, payment of ground lease obligations are made by our tenants or managers. Future minimum annual rent payments due under the ground leases are $1,119 for 2004-2008 and total $14,612 for all years thereafter.

6. Indebtedness

At December 31, 2003, funded indebtedness was as follows:

	As of December 31,
	2003	2002
Senior Notes due 2008 at 7%	$150,000	$150,000
Senior Notes due 2009 at 8.5%	—	150,000
Senior Notes due 2010 at 9.125%	50,000	50,000
Senior Notes due 2012 at 6.85%	125,000	125,000
Senior Notes due 2013 at 6.75%	300,000	—
Unamortized discounts	(3,755)	(1,035)
Total unsecured senior notes	621,245	473,965
Unsecured revolving credit facility	201,000	—
Mortgage payable due 2011 at 8.3%	3,881	—
	$826,126	$473,965

On January 24, 2003, we issued $175,000 of 6.75% senior notes due 2013. Net proceeds after underwriting and other offering expenses, were $172,578. On September 9, 2003, we issued an additional $125,000 aggregate principal of the 6.75% senior notes due 2013.  Net proceeds after underwriting and other offering expenses, were $121,542.

On February 18, 2003, we redeemed at par plus accrued interest, all of the outstanding 8.5% Senior Notes due 2009. In connection with this early repayment, we recognized a charge to ordinary operations for the write off of unamortized debt issuance cost of approximately $2,582. All of our other senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

We maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR.  As of December 31, 2003, we had $201,000 outstanding on our facility which bears interest at 2.5% and $149,000 was available for draw. During 2003, 2002 and 2001, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 2.5%, 3.0% and 5.5%, respectively.

Our revolving credit agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We were in compliance with these covenants during the periods presented.

As of December 31, 2003 and 2002, the estimated aggregate market values of our indebtedness were as follows:

	As of December 31,
	2003	2002
Revolving credit facility at 2.5%	$201,000	$—
Senior Notes, due 2008 at 7%	161,212	167,392
Senior Notes, due 2009 at 8.5%	—	151,498
Senior Notes, due 2010 at 9.125%	58,593	59,365
Mortgage Note, due 2011 at 8.3%	3,881	—
Senior Notes, due 2012 at 6.85%	130,590	130,736
Senior Notes, due 2013 at 6.75%	333,082	—
	$888,358	$508,991

7. Transactions with Affiliates

Reit Management & Research LLC, or RMR, provides investment, management and administrative services for us. Our contract with RMR for such services continues from year to year, and currently extends to December 31, 2004. This contract is subject to the annual review and approval of our independent trustees. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. Advisory fees excluding incentive fees earned for the years ended 2003, 2002 and 2001 were $14,540, $13,601 and $12,702, respectively. Incentive advisory fees are paid in restricted common shares based on a formula. Incentive advisory fees accrued for the years ended 2003, 2002 and 2001 were $0, $938 and $619, respectively. We issued zero, 27,577 and 21,658 restricted common shares in satisfaction of the 2003, 2002 and 2001 incentive fees, respectively. As of December 31, 2003, RMR and its affiliates owned 485,689 of our common shares. RMR is owned by Gerard M. Martin and Barry M. Portnoy, who also serve as our managing trustees.

In October 2003, we entered into an agreement between us and HRPT, pursuant to which we agreed to file a registration statement with respect to our shares held by HRPT and use reasonable efforts to effect the registration of those shares. HRPT paid the expenses of this registration. The registration statement became effective October 24, 2003.

8. Concentration

At December 31, 2003, our 286 hotels contained 38,577 rooms and were located in 38 states in the United States, with between 5% and 13% of our hotels, by investment, in each of California, Texas, Virginia, Georgia, Florida, and New Jersey.

All of our third party tenants or operators are subsidiaries of other companies. The percentage of our minimum rent and priority return payments for each combination of hotels is shown below as of December 31, 2003.

Lessee / Manager is a Subsidiary of:	Number of Properties	Minimum Rent / Priority Return	% of Total
Host (no. 1)	53	$54,980	20%
InterContinental (no. 2)	76	60,000	18%
Marriott	35	47,115	17%
InterContinental (no. 1)	31	36,872	12%
Barcelo Crestline	19	28,508	10%
Prime	36	26,000	10%
Host (no. 2)	18	18,308	7%
Homestead	18	15,960	6%
Total	286	$287,743	100%

Payments due to us under some of our leases and management agreements are supported by guarantees. The guarantee provided by Marriott is limited, in the case of 35 hotels, to $48,300 ($29,854 remaining at December 31, 2003). The guarantee provided by Marriott and Barcelo Crestline is limited, in the case of 19 hotels, to $31,175 ($19,362 remaining at December 31, 2003). These guarantees expire in December 2005 and June 2005, respectively, or earlier if and when the related hotels reach negotiated financial results. The guarantee provided by Prime, which begins on January 1, 2004, is limited to $30,000. The two guarantees provided by InterContinental for 76 hotels and 31 hotels are limited to $50,000 ($50,000 remaining at December 31, 2003) and $70,000 ($65,997 remaining at December 31, 2003), respectively, and expire if and when the leased hotels reach negotiated financial results. The guarantee provided by Homestead expires if and when the leased hotels achieve negotiated financial results.

Each of our hotels is combined with other hotels as part of a single lease or management agreement as described above. Operating results at some of our managed hotels generated net operating results that were $6,922, $5,822, and $1,957 less than the guaranteed owner’s priority return in 2003, 2002 and 2001, respectively. These amounts have been paid by the guarantors and are reflected as a reduction of hotel operating expenses in our consolidated statement of income as they were funded by our managers.

9. Selected Quarterly Financial Data (Unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues (1)	$89,039	$101,314	$124,863	$237,585
Net income available for common shareholders (1)	28,907	26,887	27,202	140,437
Net income available for common shareholders per share (1) (2)	.46	.43	.43	2.24
Distributions per common share (3)	.72	.72	.72	.72

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$81,934	$88,115	$89,821	$88,836
Net income available for common shareholders	31,550	33,709	32,864	36,507
Net income available for common shareholders per share	.50	.54	.55	.58
Net income available for common shareholders per share (2).	.50	.54	.53	.58
Distributions per common share (3)	.71	.72	.72	.72

(1)          Fourth quarter 2003 includes $107,516 gain on lease terminations.

(2)          The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(3)          Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

10. Lease Terminations

On December 22, 2003, we entered an agreement with Wyndham settling all outstanding claims arising from its lease defaults on April 1, 2003. This agreement provided for our retention of security and capital reserve deposits, the transfer to us of real and personnel property and other matters. We recorded a gain of $57,867 in connection with this agreement.

On December 31, 2003, we completed several agreements including the termination of our lease with Candlewood for 64 hotels. This agreement provided for our retention of a security deposit and capital improvements escrow, the transfer to us of real and personnel property and other matters. We recorded a gain of $49,649 in connection with this agreement.

Upon effectiveness of our new management agreement with Prime on January 1, 2004, we settled all our outstanding claims with Prime arising from its lease default, including our retention of the security, guarantee and FF&E reserve deposits totaling approximately $46,346. This agreement requires that $6,719 of the security deposit be applied to pay the difference between Prime’s contractual rent obligations and the cash rent received from Prime from July 1, 2003 to December 31, 2003; and this amount was recorded as rental income in the 2003 fourth quarter. Pursuant to generally accepted accounting principles, the balance of the retained deposits and the value of other property received from Prime, totaling approximately $40,943, will be amortized into our income during the initial term of Prime’s new management contract for the affected hotels.

11. Subsequent Events

On February 23, 2004, we sold 4,000,000 of our common shares of beneficial interest at $43.93 per share in a public offering. As part of this offering we granted the underwriters a 30-day option to buy an additional 600,000 common shares of beneficial interest to cover over allotments which they exercised on March 8, 2004. Net proceeds after underwriting and other offering expenses, were $192,684. These proceeds were used to reduce borrowings outstanding under our revolving credit facility.

On March 10, 2004, we announced that we will redeem all of our outstanding 9 ½ % Series A cumulative redeemable preferred shares at the stated liquidation preference price of $25 per share plus accrued and unpaid dividends. This redemption is expected to occur on or about April 12, 2004. We expect to fund this redemption with borrowings under our revolving credit facility.

REPORT OF INDEPENDENT AUDITORS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the consolidated financial statements of Hospitality Properties Trust as of December 31, 2003 and 2002 and for each of the two years in the period ended December 31, 2003, and have issued our report thereon dated February 23, 2004, except for Note 11, as to which the date is March 10, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule as of December 31, 2003 and 2002 and for each of the two years in the period ended December 31, 2003, listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. The financial statement schedule of Hospitality Properties Trust as of December 31, 2001 and for the year then ended was audited by other auditors who have ceased operations and whose report dated January 15, 2002, expressed an unqualified opinion on that schedule.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Hospitality Properties Trust included in this Form 10-K, and have issued our report thereon dated January 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and related notes on pages F-13 and F-14 are the responsibility of Hospitality Properties Trust’s management and are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

HOSPITALITY PROPERTIES TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
(dollars in millions)

				Costs
		Initial		Capitalized	Gross Amount at which
		Cost to Company		Subsequent to	Carried at Close of Period
			Buildings &	Acquisition		Buildings &
	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total
71 Courtyards	$—	$127	$589	$36	$127	$625	$752
76 Candlewood Hotels	4	86	455	—	86	455	541
37 Residence Inns	—	69	322	6	69	328	397
30 Staybridge Suites	—	76	301	1	76	302	378
24 AmeriSuites	—	25	193	—	25	193	218
18 Homestead Village	—	28	106	1	28	107	135
12 Prime Hotels	—	16	154	5	16	159	175
3 Marriott Full Service	—	14	82	—	14	82	96
12 TownePlace Suites	—	17	78	—	17	78	95
2 SpringHill Suites	—	3	15	—	3	15	18
1 Summerfield Suites	—	1	8	—	1	8	9
Total (286 hotels)	$4	$462	$2,303	$49	$462	$2,352	$2,814

				Life on which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statement is
	Depreciation	Construction	Acquired	Computed
71 Courtyards	$(106)	1987 through 2000	1995 through 2003	15 - 40 Years
76 Candlewood Hotels	(38)	1996 through 2000	1997 through 2003	15 - 40 Years
37 Residence Inns	(54)	1989 through 2001	1996 through 2001	15 - 40 Years
30 Staybridge Suites	(31)	1989 through 2002	1998 through 2003	15 - 40 Years
24 AmeriSuites	(25)	1992 through 2000	1997 through 2002	15 - 40 Years
18 Homestead Village	(14)	1996 through 1998	1999	15 - 40 Years
12 Prime Hotels	(29)	1987 through 1990	1996 through 1997	15 - 40 Years
3 Marriott Full Service	(11)	1972 through 1995	1998 through 2001	15 - 40 Years
12 TownePlace Suites	(9)	1997 through 2000	1998 through 2001	15 - 40 Years
2 SpringHill Suites	(1)	1997 through 2000	2000 through 2001	15 - 40 Years
1 Summerfield Suites	(1)	1990	1998	15 - 40 Years
Total (286 hotels)	$(319)

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2003
(dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 2001, to December 31, 2003, is as follows:

	2003	2002	2001
Balance at beginning of period	$262,231	$210,439	$159,867

Additions: depreciation expense	56,973	51,792	50,572

Balance at close of period	$319,204	$262,231	$210,439

(B) The change in total cost of properties for the period from January 1, 2001, to December 31, 2003, is as follows:

		2003	2002	2001
Balance at beginning of period		$2,462,876	$2,331,296	$2,157,107

Additions:	hotel acquisitions and capital expenditures	350,861	131,580	174,189

Balance at close of period		$2,813,737	$2,462,876	$2,331,296

(C) The net tax basis for federal income tax purposes of the Company’s real estate properties was $2,486,676 on December 31, 2003.

Introduction to Supplementary Financial Statements of HMH HPT CBM LLC

HMH HPT CBM LLC is the lessee of 18% of Hospitality Properties Trust’s investments, at cost as of December 31, 2003 (19% and 20% as of December 31, 2001 and 2002, respectively). HMH HPT CBM LLC is a subsidiary of Host Marriott Corporation and is not owned by Hospitality Properties Trust. The following 2001 and 2002 financial statements of HMH HPT CBM LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by HMH HPT CBM LLC’s management.

INDEPENDENT AUDITORS’ REPORT

To the Member
HMH HPT CBM LLC:

We have audited the accompanying balance sheet of HMH HPT CBM LLC as of December 31, 2002 and the related statements of operations, changes in member’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of HMH HPT CBM LLC as of December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 20, 2002.

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

/s/ KPMG LLP

McLean, Virginia
March 17, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To HMH HPT Courtyard LLC:

We have audited the accompanying balance sheets of HMH HPT Courtyard LLC as of December 31, 2001 and 2000, and the related statements of operations, changes in member’s equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

HMH HPT CBM LLC
BALANCE SHEET
DECEMBER 31, 2002
(in thousands)

2002
Assets

Rent receivable from CCMH Courtyard I LLC	$3,522
Prepaid rent	—
Security deposit	50,540
Note receivable from CCMH Courtyard I LLC	5,100
Restricted cash	8,161
Total assets	$67,323

Liabilities and Member’s Equity

Due to Host Marriott, L.P.	$9,909
Rent payable to Hospitality Properties Trust	310
Due to CCMH Courtyard I LLC	1,972
Deferred gain	22,285
Total liabilities	34,476
Member’s equity	32,847
Total liabilities and member’s equity	$67,323

See Notes to Financial Statements.

HMH HPT CBM LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(in thousands)

	2002	2001
Revenues
Rental income from CCMH Courtyard I LLC	$53,829	$58,672
Interest income	301	369
Amortization of deferred gain	2,877	2,877
Total revenues	57,007	61,918
Expenses
Rent expense to Hospitality Properties Trust	52,614	53,901
Corporate expenses	2,070	2,006
Other expenses	162	182
Total expenses	54,846	56,089
Net Income	$2,161	$5,829

See Notes to Financial Statements.

HMH HPT CBM LLC
STATEMENTS OF CHANGES IN MEMBER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
(in thousands)

Balance at December 31, 2000	$27,980
Dividend to Host Marriott, L.P.	(3,123)
Net income	5,829
Balance at December 31, 2001	30,686
Net income	2,161
Balance at December 31, 2002	$32,847

See Notes to Financial Statements.

HMH HPT CBM LLC
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
(in thousands)

	2002	2001
Operating Activities
Net income	$2,161	$5,829
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of deferred gain	(2,877)	(2,877)
Changes in operating accounts:
Decrease (increase) in rent receivable from CCMH Courtyard I LLC	(30)	208
Decrease (increase) in prepaid rent	3,947	(3,947)
Decrease in due to/from Hospitality Properties Trust	(59)	(494)
Decrease (increase) in restricted cash	(4,016)	4,635
Increase (decrease) in due to Host Marriott, L.P.	869	(192)
Increase (decrease) in due to CCMH Courtyard I LLC	5	(39)
Cash provided by operating activities	—	3,123
Financing Activities
Dividend to Host Marriott, L.P.	—	(3,123)
Cash used in financing activities	—	(3,123)
Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning of year	—	—
Cash and Cash Equivalents, end of year	$—	$—

See Notes to Financial Statements.

HMH HPT CBM LLC

NOTES TO FINANCIAL STATEMENTS

Note 1. The Company

HMH HPT Courtyard, Inc. was incorporated in Delaware on February 7, 1995 as a wholly-owned indirect subsidiary of Host Marriott Corporation. HMH HPT Courtyard, Inc. had no operations prior to March 24, 1995 (the “Commencement Date”). HMH HPT Courtyard, Inc. was subsequently merged into HMH HPT Courtyard LLC on December 23, 1998 and has been renamed HMH HPT CBM LLC (referred to as “we” or the “company”).

On the Commencement Date, affiliates of Host Marriott Corporation (“Host Marriott”) sold 21 Courtyard hotels to Hospitality Properties Trust (“HPT”). Subsequently, HPT purchased an additional 32 Courtyard hotels for a total of 53 Courtyard hotels. Host Marriott contributed the assets and liabilities related to the operations of such hotels to the company, including working capital advances to the manager, prepaid rent under leasing arrangements and rights to other assets as described in Note 2. Such assets have been accounted for at their historical cost.

On various dates in 1995 and 1996, we leased back the 53 Courtyard hotels from HPT.

We subleased the hotels and assigned our interest in the related hotel management agreement to CCMH Courtyard I LLC (“CCMH Courtyard”), a subsidiary of Crestline Capital Corporation, now Barcelo Crestline Corporation. See Notes 3 and 5.

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

Due to Host Marriott, L.P.

We operate as a unit of Host Marriott, L.P., or Host LP, utilizing Host LP’s employees, centralized system for cash management, insurance and administrative services. We have no employees. All cash received by the company is commingled with Host LP’s general corporate funds. Operating expenses and other cash requirements are paid by Host LP and charged directly or allocated to us. Certain general and administrative costs of Host LP are allocated to us, based on Host LP’s specific identification of individual cost items when appropriate and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities. These expenses are included in corporate expenses on the accompanying statements of operations. In the opinion of management, the methods for allocating corporate, general and administrative expenses and other direct costs are reasonable. Accordingly, we have recorded a liability to Host LP of $9.9 million and $9.0 million at December 31, 2002 and 2001, respectively. Amounts are not interest-bearing and are due on demand.

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

Note 3. Lease Commitments

Leases with HPT

On various dates in 1995 and 1996, we entered into lease agreements for 53 Courtyard hotels with HPT (the “leases”). The initial term of the leases expire in 2012. Thereafter, the leases may be renewed for three consecutive twelve-year terms at our option.

We are required to pay rents equal to aggregate minimum annual rent of $51,480,000 (“Base Rent”) and percentage rent equal to 5% of the excess of total hotel sales over base year total hotel sales (“Percentage Rent”). A pro rata portion of Base Rent is due and payable in advance on the first day of thirteen predetermined accounting periods. Percentage Rent is due and payable quarterly in arrears. We are also required to provide Marriott International, Inc. (the “Manager”) with working capital to meet the operating needs of the hotels.

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

The leases also require us to escrow, or cause the Manager to escrow, an amount equal to 5% of the annual total hotel sales into an HPT-owned furniture, fixture and equipment reserve (the “FF&E Reserve”), which is available for the cost of required replacements and renovations. Any requirements for funds in excess of amounts in the FF&E Reserve shall be provided by HPT at our request. In the event we request such funds, Base Rent shall be adjusted upward by an amount equal to 10% of the amount provided.

We are required to maintain a minimum net worth equal to one year’s base rent. For purposes of this covenant, net worth is defined as member’s equity plus the deferred gain. Net worth, as defined, was $55,132,000 and $55,848,000, respectively, at December 31, 2002 and 2001.

As of December 31, 2002, future minimum annual rental commitments for the leases on the hotels are as follows (in thousands):

Lease
2003	$51,480
2004	51,480
2005	51,480
2006	51,480
2007	51,480
Thereafter	257,402
Total minimum lease payments	$514,802

Total minimum lease payments exclude percentage rent which was approximately $1,235,000, $2,582,000 and $4,129,000 for 2002, 2001 and 2000, respectively.

Subleases with CCMH Courtyard

We agreed to sublease the hotels to CCMH Courtyard, subject to the terms of the original leases with HPT. Under the subleases, we will receive aggregate minimum subrental income of $515 million, which is equal to the Company’s minimum lease payment obligation described above.

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

Note 5.   Management Agreement

The rights and obligations under the management agreement for the hotels were transferred to HPT and then to us through the leases. Host Marriott subsequently assigned its rights and obligations under the agreement to CCMH Courtyard. The agreement has an initial term expiring in 2012 with options to extend the agreement on all of the hotels for up to 36 years. The agreement provides that the Manager be paid a system fee equal to 3% of hotel sales, a base management fee of 2% of hotel sales (“Base Management Fee”) and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined (“Incentive Management Fee”). In addition, the Manager is reimbursed for each hotel’s pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by the Manager. Base Rent is to be paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by the Manager. Beginning in 1999, all fees payable under the agreement are the obligation of CCMH Courtyard. Our obligations under the leases are guaranteed to a limited extent by CCMH Courtyard. We remain obligated to the Manager if CCMH Courtyard fails to pay these fees (but would be entitled to reimbursement from CCMH Courtyard under the terms of the subleases).

Pursuant to the terms of the management agreement, the Manager is required to furnish the hotels with certain services (“Chain Services”) which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the hotels participate in Marriott Rewards and Marriott’s Courtyard Club programs. The costs of these programs are charged to all hotels in the system.

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

Introduction to Supplementary Financial Statements of CCMH Courtyard I LLC

CCMH Courtyard I LLC is the sublessee of 18% of Hospitality Properties Trust’s investments, at cost, as of December 31, 2003, which are leased to HMH HPT Courtyard LLC. The financial statements of HMH HPT Courtyard LLC are presented on the pages F-33 to F-42. CCMH Courtyard I LLC is a subsidiary of Crestline Capital Corporation and is not owned by Hospitality Properties Trust. The following financial statements of CCMH Courtyard I LLC are presented to comply with applicable accounting regulations of the Securities and Exchange Commission and were prepared by CCMH Courtyard I LLC’s management.

INDEPENDENT AUDITORS’ REPORT

To CCMH Courtyard I LLC:

We have audited the accompanying balance sheet of CCMH Courtyard I LLC (a Delaware limited liability company) as of January 3, 2003 and the related statements of operations, member’s equity and cash flows for the fiscal year ended January 3, 2003. These financial statements are the responsibility of CCMH Courtyard I LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CCMH Courtyard I LLC as of December 28, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the restatements described in Note 6 to the financial statements, in their reports dated February 25, 2002.

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

/s/ KPMG LLP

McLean, Virginia
February 24, 2003 (except with respect to note 6, which is as of March 26, 2003)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCMH Courtyard I LLC:

We have audited the accompanying balance sheets of CCMH Courtyard I LLC (a Delaware limited liability company) as of December 28, 2001 and December 29, 2000, and the related statements of operations, member’s equity and cash flows for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999. These financial statements are the responsibility of CCMH Courtyard I LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

CCMH COURTYARD I LLC
BALANCE SHEET
JANUARY 3, 2003
(in thousands)

2003

Assets

Current Assets
Cash and cash equivalents	$1,277
Due from Marriott International	3,685
Other current assets	—
Total current assets	4,962
Hotel working capital	5,100
Sublease deposit	1,948
Total assets	$12,010

Liabilities and Member’s Equity

Current liabilities
Lease payable to Host Marriott	$3,689
Hotel working capital notes payable to Host Marriott	5,100
Total liabilities	8,789
Member’s equity
Member’s accounts	23,221
Note receivable from Barcelo Crestline Corporation	(20,000)
Total member’s equity	3,221
Total liabilities and member’s equity	$12,010

See Accompanying Notes to Financial Statements.

CCMH COURTYARD I LLC
STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JANUARY 3, 2003 AND DECEMBER 28, 2001
(in thousands)

	2002	2001
Revenues
Rooms	$189,979	$207,037
Food and beverage	12,579	13,799
Other	4,403	6,313
Total revenues	206,961	227,149

Operating Costs and Expenses
Property-level operating costs and expenses
Rooms	41,884	44,834
Food and beverage	10,345	11,990
Other	74,011	81,575
Other operating costs and expenses
Lease expense paid to Host Marriott	54,199	58,603
Management fees paid to Marriott International	19,833	22,152
Total operating costs and expenses	200,272	219,154

Operating Profit Before Corporate Expenses and Interest	6,689	7,995
Corporate expenses allocated	(338)	(282)
Interest expense on hotel working capital loan	(261)	(261)
Interest income	62	235

Income Before Income Taxes	6,152	7,687
Provision for income taxes	(2,461)	(3,075)
Net Income	$3,691	$4,612

See Accompanying Notes to Financial Statements.

CCMH COURTYARD I LLC
STATEMENTS OF MEMBER’S EQUITY
FISCAL YEARS ENDED JANUARY 3, 2003 AND DECEMBER 28, 2001
(in thousands)

Balance, December 29, 2000, as restated	$2,188
Dividend to Barcelo Crestline Corporation	(693)
Net income	4,612
Balance, December 28, 2001, as restated	6,107
Dividend to Barcelo Crestline Corporation	(7,537)
Interest income related to note receivable from Barcelo
Crestline Corporation, net	960
Net income	3,691
Balance, January 3, 2003	$3,221

See Accompanying Notes to Financial Statements.

CCMH COURTYARD I LLC
STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 3, 2003 AND DECEMBER 28, 2001
(in thousands)

	2002	2001
Operating Activities
Net income	$3,691	$4,612
Change in amounts due from Marriott International	108	(185)
Change in lease payable to Host Marriott	226	(406)
Change in other current assets and liabilities	5	(139)
Cash provided by operating activities	4,030	3,882

Financing Activities
Dividend to Barcelo Crestline Corporation	(7,537)	(693)
Interest income related to note receivable from Barcelo
Crestline Corporation, net	960	—
Cash used in financing activities	(6,577)	(693)
Increase in cash and cash equivalents	(2,547)	3,189
Cash and cash equivalents, beginning of year	3,824	635
Cash and cash equivalents, end of year	$1,277	$3,824

See Accompanying Notes to Financial Statements.

CCMH COURTYARD LLC

NOTES TO FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies

Organization

CCMH Courtyard I LLC (the “Company”) was organized in the state of Delaware on December 28, 1998 as a wholly owned subsidiary of Crestline Capital Corporation (“Crestline”). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation (“Host Marriott”) completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (the “Distribution”). On June 7, 2002 Barcelo Corporacion Empresarial, S.A. acquired all of the outstanding shares of Crestline and Crestline was renamed Barcelo Crestline Corporation (“Barcelo Crestline”).

On December 31, 1998, the Company entered into sublease agreements with HMH HPT Courtyard LLC (“HMH”), a wholly owned subsidiary of Host Marriott, to sublease 53 of HMH’s limited-service hotels with the existing management agreements of the subleased hotels assigned to the Company. As of January 3, 2003, the Company subleased 53 limited-service Courtyard hotels from HMH.

The Company operates as a unit of Barcelo Crestline, utilizing Barcelo Crestline’s employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Barcelo Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Barcelo Crestline are allocated to the Company, using a variety of methods, principally Barcelo Crestline’s specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

Fiscal Year

The Company’s fiscal year ends on the Friday nearest December 31.

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

Note 2.   Subleases

HMH leases 53 limited-service hotels under the Courtyard by Marriott brand (the “HPT Leases”) from Hospitality Properties Trust, Inc. (“HPT”). The HPT Leases have initial terms expiring through 2012 and are renewable at the option of HMH. In connection with the Distribution, the Company entered into sublease agreements with HMH for these limited-service hotels (the “Subleases”). The terms of the Subleases will expire simultaneously with the expiration of the initial term of the HPT Leases. If HMH elects to renew the HPT Leases, the Company can elect to also renew the Subleases for the corresponding renewal term.

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

On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs, commonly known as the REIT Modernization Act (“RMA”). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a “taxable subsidiary” if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning in 2001, to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate all of Barcelo Crestline’s subleases beginning in 2001, upon payment of a termination fee equal to the fair market value of the Company’s leasehold interests in the remaining term of the Subleases using a discount rate of five percent. If Host Marriott elects to terminate the Subleases, it would have to terminate all of Barcelo Crestline’s subleases.

Future minimum annual rental commitments for all non-cancelable leases as of January 3, 2003 are as follows (in thousands):

2003	$51,480
2004	51,480
2005	51,480
2006	51,480
2007	51,480
Thereafter	257,403
Total minimum lease payments	$514,803

Rent expense for the fiscal years 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Sublease base rent	$51,379	$51,260
Sublease percentage rent	2,820	7,343
Total rent to Host Marriott Corporation	54,199	58,603
Other base rent	2,630	2,821
Total rent	$56,829	$61,424

Note 3.   Working Capital Notes

Upon the commencement of the Subleases, the Company purchased the working capital of the subleased hotels from HMH for $5,100,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each Sublease. The principal amount of each note is due upon the termination of each Sublease. Upon termination of the Subleases, the Company will sell HMH the existing working capital at its current value. To the extent the working capital delivered to HMH is less than the value of the note, the Company will pay HMH the difference in cash. However, to the extent the working capital delivered to HMH exceeds the value of the note, HMH will pay the Company the difference in cash. As of January 3, 2003, the outstanding balance of the working capital notes was $5,100,000, which mature in 2010. Interest expense in 2002, 2001 and 2000 totaled $261,000, $261,000 and $261,000, respectively.

Note 4.   Management Agreements

The hotels are managed by Marriott International, Inc. (“Marriott International”) under long-term management agreements between HPT and Marriott International (the “Agreements”). HPT’s rights and obligations under the Agreements were transferred to HMH through the HPT Leases. HMH’s rights and obligations under the Agreements with Marriott International were assigned to the Company for the term of the Subleases. The Agreements have an initial term expiring in 2012 with an option to extend the Agreements on all of the hotels for up to 36 years. The Agreements provide that Marriott International be paid a system fee equal to 3% of hotel revenues, a base management fee of 2% of hotel revenues (“Base Management Fee”) and an incentive management fee equal to 50% of available cash flow, not to exceed 20% of operating profit, as defined (“Incentive Management Fee”). In addition, Marriott International is reimbursed for each hotel’s pro rata share of the actual costs and expenses incurred in providing certain services on a central or regional basis to all Courtyard by Marriott hotels operated by Marriott International. Base rent on the Subleases are paid prior to payment of Base Management Fees and Incentive Management Fees. To the extent Base Management Fees are so deferred, they must be paid in future periods. If available cash flow is insufficient to pay Incentive Management Fees, no Incentive Management Fees are earned by Marriott International.

Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services (“Chain Services”), which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the hotels participate in Marriott Rewards and Marriott’s Courtyard Club programs. The cost of these programs are charged to all hotels in the system.

The Company is obligated to provide Marriott International with sufficient funds to cover the cost of repairs and maintenance to the hotels and certain minor replacements and renewals to the hotels’ property and improvements. To the extent the reserves for FF&E replacements are insufficient to meet the hotel’s capital expenditure requirements, HPT, as owner, is required to fund the shortfall.

Note 5.   Income Taxes

The Company is included in the consolidated Federal income tax return of Barcelo Crestline and its affiliates (the “Group”). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group’s pre-tax income. This allocation method results in Federal and state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

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

As this note relates to the initial capitalization of the Company, the note is treated as a reduction to member’s equity. Consistent with this presentation, the interest income, net of taxes, related to this note receivable is treated as a capital infusion. The balance sheet as of December 28, 2001 and the statement of member’s equity have been restated to conform to this presentation. As a result, the member’s equity presented in the accompanying financial statements as of December 28, 2001 and December 29, 2000, and December 31, 1999 is $6.1 million, $2.2 million, and $1.4 million, respectively, as compared to $26.1 million, $22.2 million, and $21.4 million, respectively, as previously reported.

As indicated in Note 2, the Company is required to maintain minimum net worth of $20 million. As a result of the treatment of the note receivable as a reduction of member’s equity, the Company is not in compliance with the sublease. HPT has waived this non-compliance through June 30, 2003. Barcelo Crestline will pay the note by June 30, 2003 or make other arrangements to assure compliance with the sublease.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust

By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer

Dated:    March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	March 12, 2004
John G. Murray	Chief Operating Officer

/s/ Mark L. Kleifges	Treasurer and Chief	March 12, 2004
Mark L. Kleifges	Financial Officer

/s/ Frank J. Bailey	Trustee	March 12, 2004
Frank J. Bailey

/s/ John L. Harrington	Trustee	March 12, 2004
John L. Harrington

/s/ Arthur G. Koumantzelis	Trustee	March 12, 2004
Arthur G. Koumantzelis

/s/ Gerard M. Martin	Trustee	March 12, 2004
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 12, 2004
Barry M. Portnoy