Form 10-Q
period 2004-03-31
HOSPITALITY PROPERTIES TRUST
filed 2004-05-06
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of registrant’s common shares outstanding as of May 6, 2004: 67,187,079

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2004

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” refer to Hospitality Properties Trust and its consolidated subsidiaries unless the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$461,631	$461,631
Buildings, improvements and equipment	2,739,857	2,717,876
	3,201,488	3,179,507
Accumulated depreciation	(522,995)	(494,299)
	2,678,493	2,685,208
Cash and cash equivalents	9,715	6,428
Restricted cash (FF&E escrow)	48,324	55,755
Other assets, net	13,520	14,210
	$2,750,052	$2,761,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$8,000	$201,000
Senior notes, net of discounts	621,353	621,245
Mortgage payable	3,867	3,881
Security and other deposits	175,304	175,304
Series A preferred shares subject to redemption	75,000	—
Accounts payable and other liabilities	76,137	68,244
Due to affiliate	1,332	1,336
Dividends payable	—	45,063
Total liabilities	960,993	1,116,073

Commitments and Contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series A preferred shares; 9 1/2% cumulative redeemable; 3,000,000 shares issued and outstanding, aggregate liquidation preference $75,000	—	72,207
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 67,187,079 and 62,587,079 issued and outstanding, respectively	672	626
Additional paid-in capital	1,859,256	1,669,411
Cumulative net income	983,620	954,078
Cumulative preferred distributions	(43,787)	(40,092)
Cumulative common distributions	(1,094,008)	(1,094,008)
Total shareholders’ equity	1,789,059	1,645,528
	$2,750,052	$2,761,601

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

Revenues:
Hotel operating revenues	$116,073	$22,786
Rental income	32,636	61,333
FF&E reserve income	4,588	4,705
Interest income	14	215
Total revenues	153,311	89,039

Expenses:
Hotel operating expenses	77,834	14,046
Interest (including amortization of deferred financing costs of $686 and $634, respectively)	12,839	10,669
Depreciation and amortization	28,696	25,070
General and administrative	4,400	4,070
Loss on early extinguishment of debt	—	2,582
Total expenses	123,769	56,437

Net income	29,542	32,602
Preferred distributions	(3,695)	(3,695)
Excess of liquidation preference over carrying value of Series A preferred shares	(2,793)	—

Net income available for common shareholders	$23,054	$28,907

Weighted average common shares outstanding	64,416	62,553

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.36	$0.46

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$29,542	$32,602
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,696	25,070
Amortization of deferred financing costs as interest	686	634
Amortization of non-cash deferred gain	(738)	—
FF&E reserve income and deposits	(6,916)	(5,855)
Deferred percentage rent	600	261
Loss on early extinguishment of debt	—	2,582
Changes in assets and liabilities:
Increase in other assets	112	907
Increase in accounts payable and other	2,785	3,530
Increase (decrease) in due to affiliate	(4)	130
Cash provided by operating activities	54,763	59,861

Cash flows from investing activities:
Real estate improvements	(2,402)	(14,530)
Cash used in investing activities	(2,402)	(14,530)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	192,684	—
Proceeds from issuance of senior notes	—	175,000
Repayment of senior notes	—	(150,000)
Draws on revolving credit facility	63,000	—
Repayments of revolving credit facility	(256,000)	—
Distributions to common shareholders	(45,063)	(45,034)
Distributions to preferred shareholders	(3,695)	(1,781)
Deferred finance costs paid	—	(2,416)
Cash used in financing activities	(49,074)	(24,231)
Increase in cash and cash equivalents	3,287	21,100
Cash and cash equivalents at beginning of period	6,428	7,337
Cash and cash equivalents at end of period	$9,715	$28,437

Supplemental cash flow information:
Cash paid for interest	$23,172	$13,304
Non-cash operating activities:
Property transferred in lease default	4,920	—
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	6,104	5,855
Purchases of fixed assets with FF&E reserve	(14,347)	(24,648)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit.  Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our tenants are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Revenue Recognition

Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Deferred percentage rent was $600 and $261 for the three months ended March 31, 2004 and 2003, respectively. Some of our leases provide that FF&E reserve escrows are owned by us. Other leases provide that FF&E reserve escrows are owned by the tenant and we have a security and remainder interest in the escrow account. When we own the escrow account, generally accepted accounting principles require that payments into the escrow be reported as additional rent. When we have a security and remainder interest in the escrow account, deposits are not included in revenue.

We report hotel operating revenues for managed hotels in our statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned. Deferred hotel operating income was $1,450 and zero for the three months ended March 31, 2004 and 2003, respectively.

Note 3.  Shareholders’ Equity

On February 23, 2004, we sold 4,000,000 of our common shares of beneficial interest at $43.93 per share in a public offering. As part of this offering we granted the underwriters a 30-day option to buy an additional 600,000 common shares of beneficial interest to cover over allotments which they exercised in full on March 8, 2004. Net proceeds after underwriting and other offering expenses, were $192,684. We used these proceeds to reduce borrowings outstanding under our revolving credit facility.

On January 30, 2004, we paid a $0.72 per share distribution to our common shareholders for the quarter ended December 31, 2003. On April 16, 2004, we declared a distribution of $0.72 per share to be paid to common shareholders of record on May 4, 2004. This amount will be paid on or about May 20, 2004.

On March 10, 2004, our board of trustees approved the redemption of our Series A preferred shares. Pursuant to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, we have reclassified the $75,000 liquidation preference of these shares from the equity section to the liabilities section of our March 31, 2004, consolidated balance sheet and reduced additional paid in capital $2,793 to establish the redemption liability at the liquidation preference amount of $75,000. On March 31, 2004, we paid a $0.59375 per share distribution to our series A preferred shareholders and on April 12, 2004, we redeemed all of our outstanding series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. This redemption was funded with borrowings under our revolving credit facility. Pursuant to the Securities and Exchange Commission’s clarification on Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $2,793 excess of the liquidation preference of the redeemed shares over their carrying amount was deducted from net income to determine net income available to common shareholders in the calculation of earnings per share.

On January 15, 2004 and April 15, 2004, we paid $0.5546875 per share distributions to our series B preferred shareholders.

Note 4.  Indebtedness

We have a $350,000, interest only, unsecured credit facility. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The interest rate (2.5% per annum at March 31, 2004) is LIBOR plus a spread. As of March 31, 2004, we had $8,000 outstanding on our credit facility and $342,000 available for acquisitions and general business purposes.

Note 5.  Real Estate Properties

During the three months ended March 31, 2004, we provided $2,321 of funding for planned tenant improvements to certain of our hotels, which resulted in an increase in our annual minimum rent of $232.

Note 6.  Lease Termination

Upon effectiveness of our new management agreement with Prime Hospitality Corp., or Prime, on January 1, 2004, we settled all our outstanding claims with Prime arising from its lease default in July 2003. The balance of the retained deposits and the value of other property received from Prime pursuant to the settlement, totaling approximately $44,281, is being amortized into our income on a straight line basis over the initial 15 year term of Prime’s new management contract for the affected hotels.

Note 7.  New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, that was effective for all enterprises with variable interest entities created after January 31, 2003. In December 2003, FASB issued a revised FIN 46 which provided for the deferral of the effective date of the interpretation to January 1, 2004, for variable interest entities created prior to January 31, 2003. The adoption of FIN 46 had no effect on our financial statements.

Note 8. Subsequent Event

On April 15, 2004, we sold a Summerfield Suites hotel located in Buckhead, Georgia for $7,750 to an unaffiliated third party. This hotel was included in a portfolio of 31 hotels managed by InterContinental Hotels Group, PLC, or InterContinental. Pursuant to the terms of our agreement with InterContinental, the owner’s priority return due for that portfolio has been reduced by $775 annually.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands)

The following information should be read in conjunction with financial statements and notes thereto included in this quarterly report and with our Annual Report on Form 10-K.

Hotel Industry Conditions

As a result of terrorism concerns, the war with Iraq and the impact of a recessionary economy, the U.S. hotel industry experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. These declines primarily arose from reduced business travel. During the first quarter of 2004, some of our hotels’ operators experienced improved operating results versus the first quarter of 2003 while others continued to experience declines in the operating performance versus the first quarter of 2003. During 2003 tenants under three leases for an aggregate of 51 hotels failed to pay rents due to us, and we subsequently entered new long term operating agreements for these hotels, the last of which became effective January 1, 2004. Under these new agreements we expect our future income and cash flows from the 51 hotels will be less than the rents we previously received. If additional tenants, hotel operators or guarantors default in their payment obligations to us, our revenues and cash flows may decline further.

Leases and Operating Agreements

As of March 31, 2004, each of our 286 hotels is included in one of eight combinations of hotels which is either leased to one of our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company or leased to a third party. At March 31, 2004, we have 171 managed hotels and 115 leased hotels. On April 15, 2004, we sold one of our managed hotels. Our consolidated income statement includes hotel operating revenues and expenses of our managed hotels, and only rental income for our leased hotels. Additional information regarding the terms of our leases and management agreements is included in the table on pages 14 and 15.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2004 versus 2003

Total revenues for the 2004 first quarter were $153,311, a 72.2% increase over revenues of $89,039 for the 2003 first quarter. This increase is primarily due to the conversion of 114 previously leased hotels to managed hotels and our 2003 hotel acquisitions.

Rental income for the 2004 first quarter was $32,636, a 46.8% decrease from $61,333 for the 2003 first quarter. This decrease is primarily a result of the elimination of $29,949 of rental income for 114 of our hotels which were previously leased to third parties but are now managed by independent hotel operating companies. This decrease was partially offset by increased rental income resulting from our funding of improvements at certain of our hotels in 2003 and 2004.

Income from reserves for future renovations and refurbishment, or FF&E reserves, represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. FF&E reserve income for the 2004 first quarter was $4,588, a 2.5% decrease from FF&E reserve income of $4,705 for the 2003 first quarter. This decrease is primarily due to six Marriott International, Inc., or Marriott, hotels which were converted from leased to managed hotels after the 2003 first quarter. This decrease was partially offset by increased levels of hotel sales versus 2003 at certain of our recently modernized hotels. The revenues which are escrowed as FF&E reserves for managed hotels and for leased hotels where the FF&E reserves are owned by our tenants are not separately stated in our consolidated statement of income.

Our managed hotels had operating revenues for the 2004 first quarter of $116,073, a 409.4% increase over hotel operating revenues of $22,786 for the 2003 first quarter. Our managed hotels had operating expenses for the 2004 first quarter of $77,834, a 454.1% increase over hotel operating expenses of $14,046 for the 2003 first quarter. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2004 due to: (i) the initiation of management agreements in April and May 2003 for 27 hotels previously leased to Wyndham

International, Inc., or Wyndham; (ii) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; (iii) the six Marriott hotels converted from leased to managed hotels after the 2003 first quarter; (iv) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood Hotel Co., or Candlewood, and the 12 hotels purchased from Candlewood on that day; and (v) the initiation of a new management agreement on January 1, 2004, for the 24 hotels previously leased to Prime.

Hotel operating revenues of our 171 managed hotels at March 31, 2004, were $116,073 for the 2004 first quarter, a decrease of 0.5% from hotel operating revenues of $114,418 for the 2003 first quarter which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. This decrease is due primarily to a 1.0% decline in revenue per available room, or RevPAR. This decrease is attributable primarily to the impact of changes in management of our Prime and Candlewood hotels during the first quarter of 2004. Hotel operating expenses for these hotels were $77,834 for the 2004 first quarter, a decrease of 1.1% from hotel operating expenses of $78,711 for the 2003 first quarter which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. This decrease is due primarily to lower franchise related costs at certain of our rebranded hotels. Certain of our managed hotels had net operating results that were $2,712 in the 2004 first quarter and $2,226 in the 2003 first quarter less than the minimum returns due to us. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each year because the minimum returns were funded by our managers.

We expect further declines in rental income and FF&E reserve income and increases in hotel operating revenues and expenses in 2004 as seven hotels currently leased by Marriott will begin to be leased to our TRS and operated by Marriott in the second quarter of 2004.

Interest income for the 2004 first quarter was $14, a 93.5% decrease over $215 for the 2003 first quarter. The decrease was primarily due to the lower average cash balances in the 2004 first quarter.

Total expenses for the 2004 first quarter were $123,769, a 119.3% increase over total expenses of $56,437 for the 2003 first quarter. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels in the 2004 first quarter than in the 2003 first quarter, and increases resulting from our additional hotel investments during 2003.

Interest expense for the 2004 first quarter was $12,839, a 20.3% increase from interest expense of $10,669 for the 2003 first quarter. The increase was primarily due to higher average borrowings during the 2004 first quarter partially offset by a lower weighted average interest rate during the 2004 first quarter.

Depreciation and amortization expense for the 2004 first quarter was $28,696, a 14.5% increase over depreciation and amortization expense of $25,070 for the 2003 first quarter. This increase was due principally to the depreciation for 35 hotels acquired after the 2003 first quarter, and the impact of the purchase since January 1, 2003, of depreciable assets with funds from FF&E reserve accounts owned by us.

General and administrative expense for the 2004 first quarter was $4,400, an 8.1% increase from general and administrative expense of $4,070 for the 2003 first quarter. This increase is due principally to the acquisition of 35 hotels discussed above.

In the first quarter of 2003 we recognized a loss of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed on February 18, 2003.

Net income for the 2004 first quarter was $29,542, a 9.4% decrease from net income of $32,602 for the 2003 first quarter. Net income available for common shareholders for the 2004 first quarter was $23,054, or $0.36 per share, a 20.2% decrease, or 21.7% on a per share basis, from net income available for common shareholders of $28,907, or $0.46 per share, for the 2003 first quarter. These decreases resulted from the investment and operating activity discussed above, the $2,793 reduction to income available to common shareholders associated with the redemption of our Series A preferred shares described below, and additionally on a per share basis, due to our issuance of 4.6 million common shares of beneficial interest in the first quarter of 2004.

Cash flow from operations was $54,763 in the 2004 first quarter, an 8.5% decrease from $59,861 in the 2003 first quarter primarily due to the changes in items affecting net income. Cash used in investing activities was $2,402 in the

2004 first quarter, an 83.5% decrease from $14,530 in the 2003 first quarter, primarily because of increased funding in the 2003 first quarter for renovations at certain of our hotels. Cash used in financing activities was $49,074 in the 2004 first quarter, a 102.5% increase over cash used in financing activities of $24,231 in the 2003 first quarter, primarily because of greater repayments of borrowings in the 2004 first quarter and increased distributions on preferred shares in the 2004 first quarter. This was offset partially by the proceeds of our common equity issuance in the 2004 first quarter which exceeded the proceeds from our issuance of senior notes in the 2003 first quarter.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Tenants and Operators

All of our hotels are operated under leases or management agreements that provide for minimum rents or returns to us. All costs of operating and maintaining our hotels are paid by the third party hotel tenants for their own account or by third party hotel managers on our behalf. These third parties derive their funding for hotel operating expenses, FF&E reserves, and rents and returns due us generally from hotel operating revenues and, to the extent that these parties fund our minimum rents and returns under their guarantees to us, from their separate resources.

We define coverage for each of our eight combination hotel leases or management agreements as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features of our agreements is presented in the table on pages 14 and 15. Assuming our operating agreements as of January 1, 2004, had been in place, four of our eight hotel combinations, representing 125 hotels, would have generated coverage of at least 1.0x during 2003. During the first quarter of 2004, three hotel combinations, representing 107 hotels, generated coverage of at least 1.0x. Two hundred fourteen (214) hotels we own in six combination lease or management agreements, 76% of our total investments, at cost, are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the third party tenant or operator from the future cash flows from our hotels after our future minimum rents and returns are paid. As of March 31, 2004, all payments due, including those payments due under leases or operating agreements where hotels have generated less than 1.0x coverage during the first quarter of 2004, are current. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the agreements. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, hotel managers or guarantors default in their payment obligations to us, our revenues will decline and our ability to continue to make distributions to our shareholders will be jeopardized.

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

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of March 31, 2004, there was approximately $48,891 on deposit in these escrow accounts, of which $48,324 was held directly by us and reflected on our consolidated balance sheet as restricted cash. The remaining $567 is held in an account owned by one of our tenants and is not reflected on our consolidated balance sheet. We have a security and remainder interest in this account owned by our tenant. During the first quarter of 2004, $6,489 was contributed to these accounts and $14,877 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between the receipt of rents and returns and the need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility (2.5% per annum at March 31, 2004) is payable at a spread above LIBOR. As of March 31, 2004, we had $8,000 outstanding on our facility.

At March 31, 2004, we had $9,715 of cash and cash equivalents and $342,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At March 31, 2004, we had no commitments to purchase additional properties. However, we expect to make improvements and finish a modernization program at 36 of our Courtyard by Marriott® hotels. These hotels contain 5,228 rooms, representing 51% of the total Courtyard by Marriott® rooms that we own. This project began in late 2002 and upon completion, approximately $24,454 of the estimated $51,154 cost for this project will have been funded with amounts on deposit in FF&E reserve accounts. In the first quarter of 2004, we funded $1,025 towards this project. The remaining cost of $625 will be funded with existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels increases by 10% of the amount we fund in addition to the FF&E reserve funding.

We have also committed to fund improvements at 18 of our Residence Inn by Marriott® hotels. These hotels contain 2,178 rooms, representing 46% of the total Residence Inn by Marriott® rooms that we own. This project began in 2003 and upon completion, approximately $3,767 of the estimated $8,947 cost for this project will have been funded with amounts on deposit in FF&E reserve accounts.  In the first quarter of 2004, we funded $550 towards this project. The remaining cost of $805 will be funded in 2004 with existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels increases by 10% of the amount we fund in addition to the FF&E reserve funding.

Pursuant to the agreement we entered with InterContinental in 2003 for management of 15 hotels, we agreed to fund $20,000 for rebranding costs and other capital improvements during the next two years. As part of this agreement, InterContinental will provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. As of March 31, 2004, $10,000 of these fundings have occurred and the balance is expected to be funded over the next two years.

Pursuant to the agreement we entered with Prime in 2003 for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements during the next two years. As of March 31, 2004, $10,000 of funding has occurred and the balance is expected to be funded during the next two years.

Our debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $3,272 in 2011; $125,000 in 2012 and $300,000 in 2013. As of March 31, 2004, we had one mortgage note we assumed in connection with our acquisition of a hotel with a remaining principal balance of $3,867.  This mortgage note requires monthly payments of principal and interest and is expected to have a principal balance of $3,272 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

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

When amounts are outstanding on our revolving credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of March 31, 2004, we had $2,086,672 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

On January 30, 2004, we paid a $0.72 per common share distribution to our common shareholders for the quarter ended December 31, 2004. On April 16, 2004, a distribution of $0.72 per common share was declared with respect to 2004 first quarter results and will be paid to shareholders on May 20, 2004, using cash on hand and borrowings under our credit facility.

On March 31, 2004, we paid a $0.59375 per share distribution to our 9 ½% Series A preferred shareholders and on April 12, 2004, we redeemed all of our outstanding 9 ½% Series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. This redemption was funded with borrowings under our revolving credit facility.

On January 15, 2004 and April 15, 2004, we paid $0.5546875 per share distributions to our 8.875% Series B preferred shareholders.

As of March 31, 2004, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$636,867	$41	$8,126	$150,148	$478,552
Ground Lease Obligations (1)	19,925	839	2,237	2,237	14,612
Series A Preferred Shares (2)	75,000	75,000	—	—	—
Total	$731,792	$75,880	$10,363	$152,385	$493,164

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

(2)        On March 10, 2004, our board of trustees approved the redemption of our Series A preferred shares. Pursuant to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, we have reclassified the $75,000 liquidation preference of these shares from the equity section to the liabilities section of our March 31, 2004, consolidated balance sheet and reduced additional paid in capital $2,793 to establish the redemption liability at the liquidation preference amount of $75,000.

Debt Covenants

Our debt obligations at March 31, 2004, were our revolving credit facility, our $625,000 of publicly issued term debt and our $3,867 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of March 31, 2004, we were in compliance with all of our covenants under our indenture and its supplements and our credit agreement.

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

As of March 31, 2004, we had no commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of March 31, 2004, our secured debt obligations were limited to one mortgage note of $3,867 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Property Leases, Operating Agreements and Tenant Operating Statistics

As of May 6, 2004, we own 285 hotels which are grouped into eight combinations and leased to or managed by separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation, or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Prime, and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements and include statistics reported to us or derived from information reported to us by our tenants and managers. These statistics include occupancy, average daily rate, or ADR, RevPAR, and coverage of our minimum rents or owner’s priority returns. We consider these statistics, and the lease or management agreement security features also presented in the tables on the following pages, to be important measures of our tenants’ and managers’ success in operating our hotels and of the likelihood of their continuing to make payments to us. However, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®(1)	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®
Property Leases and Operating Agreements

Number of Hotels	53	18	35	19

Number of Rooms/Suites	7,610	2,178	5,382	2,756

Number of States	24	14	15	14

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Marriott/ Our TRS	Subsidiary of Barcelo Crestline

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott

Investment at March 31, 2004 (000s) (2)	$552,432	$184,072	$453,955	$274,222

Security Deposit (000s)	$50,540	$17,220	$36,204	$28,508

End of Current Term	2012	2010	2019	2015

Renewal Options (3)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each

Current Annual Minimum Rent/Return (000s)	$55,131	$18,388	$47,115	$28,508

Percentage Rent/Return (4)	5.0%	7.5%	7.0%	7.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo Crestline and Marriott.

Tenant Operating Statistics

Rent/Return Coverage (5) (6):

Year ended 12/31/03	1.0x	1.0x	0.8x	0.7x
Twelve months ended 3/31/04	1.1x	1.0x	0.8x	0.7x
Quarter ended 3/31/04	1.2x	0.9x	0.7x	0.9x

(1)   At March 31, 2004, 7 of the 35 hotels in this combination were leased to and operated by subsidiaries of Marriott.  The remaining 28 hotels were operated by subsidiaries of Marriott under a management contract with our TRS.  Marriott’s obligations under the lease and the management contracts are subject to cross-default provisions and Marriott has provided us with a limited guarantee of its lease and management obligations, including the obligation to pay minimum rents and returns to us.

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

(6)   Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Staybridge Suites by Holiday Inn®	Candlewood Suites®	PrimeSM Hotels and Resorts AmeriSuites®	Homestead Studio Suites®	Total/ Range/ Average (all investments)
Property Leases and Operating Agreements

Number of Hotels	30 (1)	76	36	18	285

Number of Rooms/Suites	3,694	9,220	5,250	2,399	38,489

Number of States	16	29	19	5	38

Tenant	Our TRS	Our TRS	Our TRS	Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of InterContinental	Subsidiary of InterContinental	Subsidiary of Prime	Subsidiary of BRE/Homestead Village LLC

Investment at March 31, 2004 (000s) (2)	$415,708	$590,250	$425,920	$145,000	$3,041,559

Security Deposit (000s)	$26,872 (3)	—	—	$15,960	$175,304

End of Current Term	2023	2028	2018	2015	2010-2019 (average 14.3 years)

Renewal Options (4)	2 for 12.5 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each

Current Annual Minimum Rent/Return (000s)	$36,097 (1)	$60,000	$26,000	$15,960	$287,199

Percentage Rent/Return (5)	7.5%	7.5%	(6)	10.0%	5%-10%

Other Security Features	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Prime.	Homestead parent guarantee and $15,960 letter of credit.

Tenant Operating Statistics

Rent/Return Coverage (7):

Year ended 12/31/03	0.7x	0.8x	1.0x	1.1x	0.7x -1.1x
Twelve months ended 3/31/04	0.7x	0.8x	1.1x	1.1x	0.7x -1.1x
Quarter ended 3/31/04	0.8x	0.8x	1.4x	1.1x	0.7x -1.4x

(1)     Number of hotels excludes one hotel sold on April 15, 2004. Pursuant to the terms of the management agreement, minimum owner’s priority was reduced by 10% of the gross proceeds of the sales price or $775 annually.

(2)     Excludes expenditures made from FF&E reserves subsequent to our initial purchase where funded by us separately from hotel operations.

(3)     Additional security deposit of $10,000 to be funded prior to December 31, 2005.

(4)     Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(5)     Each lease or management contract provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(6)     Agreement provides for payment to us of 50% of cash flow after payment of operating costs, funding the capital reserve, payment of our priority return and reimbursement to Prime of working capital and guaranty advances, if any.

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

The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR reported to us by our hotel operators by lease or management agreement for the periods indicated for the 285 hotels we own which were open for at least one full year as of January 1, 2004:

Lease/Management Agreement	No. of Hotels	No. of Rooms	Quarter Ended March 31, 2004(1)	Quarter Ended March 31, 2003(1)	Change
ADR
Host (no. 1)	53	7,610	$99.87	$97.60	2.3%
Host (no. 2)	18	2,178	93.92	94.11	-0.2%
Marriott	35	5,382	94.09	91.59	2.7%
Barcelo Crestline	19	2,756	95.00	95.69	-0.7%
InterContinental (no. 1)(2) (3)	30	3,694	88.55	89.73	-1.3%
InterContinental (no. 2)(2) (3)	76	9,220	55.65	56.43	-1.4%
Prime(3)	36	5,250	75.37	72.86	3.4%
Homestead	18	2,399	49.41	50.10	-1.4%
Total/Average	285	38,489	$79.90	$78.69	1.5%

OCCUPANCY
Host (no. 1)	53	7,610	68.0%	61.3%	6.7	pt
Host (no. 2)	18	2,178	74.8%	72.3%	2.5	pt
Marriott	35	5,382	72.0%	69.6%	2.4	pt
Barcelo Crestline	19	2,756	72.3%	66.7%	5.6	pt
InterContinental (no. 1)(2) (3)	30	3,694	72.1%	73.8%	-1.7	pt
InterContinental (no. 2)(2) (3)	76	9,220	65.2%	68.1%	-2.9	pt
Prime(3)	36	5,250	64.0%	67.0%	-3.0	pt
Homestead	18	2,399	78.2%	72.2%	6.0	pt
Total/Average	285	38,489	69.0%	67.8%	1.2	pt

RevPAR
Host (no. 1)	53	7,610	$67.91	$59.83	13.5%
Host (no. 2)	18	2,178	70.25	68.04	3.2%
Marriott	35	5,382	67.74	63.75	6.3%
Barcelo Crestline	19	2,756	68.69	63.83	7.6%
InterContinental (no. 1)(2) (3)	30	3,694	63.84	66.22	-3.6%
InterContinental (no. 2)(2) (3)	76	9,220	36.28	38.43	-5.6%
Prime(3)	36	5,250	48.24	48.82	-1.2%
Homestead	18	2,399	38.64	36.17	6.8%
Total/Average	285	38,489	$55.13	$53.35	3.3%

(1)   Includes data for the calendar periods indicated, except for our Courtyard by Marriott®, Residence Inn by Marriott®, Marriott Hotels Resorts and Suites®, TownePlace Suites by Marriott®, and SpringHill Suites by Marriott® branded hotels, which include data for comparable fiscal periods.

(2)   2003 includes data for periods prior to our ownership of certain hotels.

(3)   2003 includes data for periods hotels were not operated by the current manager.

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our leases and management agreements require our tenants and managers to pay the substantial portion of our rents and returns to us in equal installments throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our tenants’ or operators’ ability to meet their contractual obligations to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2003. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of March 31, 2004, our outstanding debt includes four issues of fixed rate, senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$ 150.0 million	7.000%	$10.5 million	2008	Semi-Annually
50.0 million	9.125%	4.6 million	2010	Semi-Annually
125.0 million	6.850%	8.6 million	2012	Semi-Annually
300.0 million	6.750%	20.3 million	2013	Semi-Annually
$ 625.0 million		$44.0 million

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $4.4 million. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2004, and discounted cash flow analyses a hypothetical immediate 10% change in interest rates would change the fair value of these fixed rate debt obligations by approximately $9.8 million.

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

We have one mortgage payable secured by a hotel in Wichita, Kansas with a fixed rate of 8.3% that matures on July 1, 2011.  This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value after August 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity by one year for a fee. At March 31, 2004, we had $8 million outstanding and $342 million available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $8 million at March 31, 2004, was 2.5% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of March 31, 2004:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt (dollars in thousands)	Total Interest Expense Per Year (dollars in thousands)
At March 31, 2004	2.5%	$8,000	$200
10% reduction	2.2%	$8,000	$176
10% increase	2.8%	$8,000	$224

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO IMPROVE AND MODERNIZE OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS, AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES. FOR EXAMPLE:  IF HOTEL ROOM DEMAND CONTINUES AT ITS CURRENT DEPRESSED LEVEL, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE; THE FINANCIAL RESULTS OF OUR TENANTS AND OPERATORS MAY DECLINE; AND OUR TENANTS AND OPERATORS MAY BE UNABLE TO PAY OUR RENTS OR RETURNS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ OR OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING THE INFORMATION UNDER THE HEADING “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURANCE OF UNANTICIPATED EVENTS.

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

PART II         Other Information

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Securities

On April 12, 2004, we redeemed all of our 9 ½ % Series A cumulative redeemable preferred shares at the stated liquidation preference price of $25 per share plus accrued and unpaid dividends. This redemption was funded with borrowings under our revolving credit facility.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

3.1           Composite copy of Amended and Restated Bylaws of the Company dated March 18, 2004, as amended to date. (Incorporated by reference to our Current Report on Form 8-K dated March 10, 2004)

10.1         Form of Indemnification Agreement. (Incorporated by reference to our Current Report on Form 8-K dated March 10, 2004)

10.2         Amendment No. 1 to Advisory Agreement. (Incorporated by reference to our Current Report on Form 8-K dated March 10, 2004)

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

(i)            Current Report on Form 8-K dated February 10, 2004, furnishing our press release of our financial results of operations and financial condition for the quarter and year ended December 31, 2003 (Items 7 and 12).

(ii)           Current Report on Form 8-K dated February 18, 2004, filing information regarding our public sale of 4,000,000 common shares of beneficial interest (Items 5 and 7).

(iii)          Current Report on Form 8-K dated March 10, 2004, filing various exhibits (Item 7).

Note:      Each of the above listed Current Reports on Form 8-K were filed with the Commission, except for the Current Report dated February 10, 2004, which was furnished to the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 6, 2004

/s/Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
Dated: May 6, 2004