Form 10-Q
period 2004-06-30
HOSPITALITY PROPERTIES TRUST
filed 2004-08-06
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 5, 2004: 67,188,579

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2004

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” refer to Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$460,748	$461,631
Buildings, improvements and equipment	2,723,468	2,717,876
	3,184,216	3,179,507
Accumulated depreciation	(530,691)	(494,299)
	2,653,525	2,685,208
Cash and cash equivalents	3,081	6,428
Restricted cash (FF&E Reserve escrows)	47,746	55,755
Other assets, net	11,788	14,210
	$2,716,140	$2,761,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$70,000	$201,000
Senior notes, net of discounts	621,462	621,245
Mortgage payable	3,853	3,881
Security and other deposits	175,304	175,304
Accounts payable and other liabilities	74,714	68,244
Due to affiliate	1,232	1,336
Dividends payable	—	45,063
Total liabilities	946,565	1,116,073

Commitments and Contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series A preferred shares; 9 1/2% cumulative redeemable; none and 3,000,000 shares issued and outstanding,respectively, aggregate liquidation preference none and $75,000, respectively	—	72,207
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 67,188,579 and 62,587,079 issued and outstanding, respectively	672	626
Additional paid-in capital	1,859,311	1,669,411
Cumulative net income	1,014,606	954,078
Cumulative preferred distributions	(45,938)	(40,092)
Cumulative common distributions	(1,142,382)	(1,094,008)
Total shareholders’ equity	1,769,575	1,645,528
	$2,716,140	$2,761,601

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Hotel operating revenues	$125,846	$45,374	$241,919	$68,160
Rental income	32,378	50,755	65,014	112,088
FF&E reserve income	4,995	5,109	9,583	9,814
Interest income	12	76	26	290
Total revenues	163,231	101,314	316,542	190,352

Expenses:
Hotel operating expenses	86,486	32,058	164,320	46,104
Interest (including amortization of deferred financing costs of $686, $593, $1,372 and $1,226, respectively)	12,406	9,733	25,245	20,402
Depreciation and amortization	28,749	25,146	57,445	50,217
General and administrative	4,807	3,795	9,207	7,863
Loss on early extinguishment of debt	—	—	—	2,582
Total expenses	132,448	70,732	256,217	127,168

Income before gain on sale of real estate	30,783	30,582	60,325	63,184
Gain on sale of real estate	203	—	203	—

Net income	30,986	30,582	60,528	63,184
Preferred distributions	(2,151)	(3,695)	(5,846)	(7,390)
Excess of liquidation preference over carrying value of Series A preferred shares	—	—	(2,793)	—
Net income available for common shareholders	$28,835	$26,887	$51,889	$55,794

Weighted average common shares outstanding	67,188	62,575	65,802	62,565

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.43	$0.43	$0.79	$0.89

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$60,528	$63,184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,445	50,217
Amortization of deferred financing costs as interest	1,372	1,226
Amortization of non-cash deferred gain	(1,476)	—
FF&E reserve income and deposits	(14,540)	(11,899)
Deferred percentage rent	1,267	461
Loss on early extinguishment of debt	—	2,582
Gain on sale of real estate	(203)	—
Changes in assets and liabilities:
Decrease in other assets	1,533	14,461
Increase (decrease) in accounts payable and other	1,706	(11,837)
Decrease in due to affiliate	(104)	(1,010)
Cash provided by operating activities	107,528	107,385

Cash flows from investing activities:
Real estate improvements	(6,024)	(24,234)
Proceeds from sale of real estate	7,750	—
Cash provided by (used in) investing activities	1,726	(24,234)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	192,684	—
Proceeds from issuance of senior notes	—	175,000
Repayment of senior notes	—	(150,000)
Redemption of Series A preferred shares	(75,000)	—
Draws on revolving credit facility	186,000	164,000
Repayments of revolving credit facility	(317,000)	9,000
Distributions to common shareholders	(93,437)	(90,088)
Distributions to preferred shareholders	(5,846)	(6,220)
Deferred finance costs paid	(2)	(2,421)
Cash (used in) provided by financing activities	(112,601)	81,271
(Decrease) increase in cash and cash equivalents	(3,347)	164,422
Cash and cash equivalents at beginning of period	6,428	7,337
Cash and cash equivalents at end of period	$3,081	$171,759

Supplemental cash flow information:
Cash paid for interest	$23,860	$13,574
Non-cash operating activities:
Property transferred in lease default	4,920	—
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	12,953	11,902
Purchases of fixed assets with FF&E reserve	(22,330)	(34,467)

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

Note 2.  Revenue Recognition

Rental income from operating leases is recognized on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Deferred percentage rent was $667 and $1,267 for the three and six months ended June 30, 2004, respectively, compared with $201 and $461 for the three and six months ended June 30, 2003, respectively. We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiary. Some of our third party leases provide that FF&E reserve escrows are owned by us. Other third party leases provide that FF&E reserve escrows are owned by the tenant and we have a security and remainder interest in the escrow account. When we own the escrow account, payments by our third party tenants into the escrow are reported by us as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned. Deferred hotel operating income was $1,013 and $2,463 for the three and six months ended June 30, 2004, respectively, and zero for the three and six months ended June 30, 2003, respectively.

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

On May 20, 2004, we paid a $0.72 per share distribution to our common shareholders for the quarter ended March 31, 2004. On July 1, 2004, we declared a distribution of $0.72 per share to common shareholders of record on July 20, 2004. This amount will be paid on or about August 20, 2004.

On April 12, 2004, we redeemed all of our outstanding Series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. This redemption was funded with borrowings under our revolving credit facility. Pursuant to the Securities and Exchange Commission’s clarification on Emerging Issues Task Force Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, the $2,793 excess of the liquidation preference of the redeemed shares over their carrying amount was charged to additional paid-in capital and deducted from net income to determine net income available to common shareholders in the calculation of earnings per share.

We paid $0.5546875 per share distributions to our Series B preferred shareholders on January 15, 2004, April 15, 2004 and July 15, 2004.

Note 4.  Indebtedness

We have a $350,000, interest only, unsecured credit facility. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The interest rate (2.6% per annum at June 30, 2004) is LIBOR plus a spread. As of June 30, 2004, we had $70,000 outstanding on our credit facility and $280,000 available for acquisitions and general business purposes.

Note 5.  Real Estate Properties

During the six months ended June 30, 2004, we provided $4,332 of funding for planned tenant improvements to certain of our hotels, which resulted in a $433 increase in our annual minimum rent.

On April 15, 2004, we sold a Summerfield Suites hotel located in Buckhead, Georgia to an unaffiliated third party for $7,750 and recognized a $203 gain on the sale. This hotel was included in a portfolio of 31 hotels managed by InterContinental Hotels Group, PLC, or InterContinental. Pursuant to the terms of our agreement with InterContinental, the owner’s priority return due for that portfolio has been reduced by $775 annually.

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

Hotel Industry Conditions

As a result of terrorism concerns, the war with Iraq and the impact of a recessionary economy, the U.S. hotel industry experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. These declines primarily arose from reduced business travel. During the first six months of 2004, some of our hotels’ operators experienced improved operating results versus the first six months of 2003 while others continued to experience declines in the operating performance versus the first six months of 2003. During 2003, tenants under three leases for an aggregate of 51 hotels failed to pay rents due to us and we subsequently entered new long term operating agreements for these hotels, the last of which became effective January 1, 2004. Under these new agreements we expect our future income and cash flows from the 51 hotels will be less than the rents we previously received.

Leases and Operating Agreements

As of June 30, 2004, each of our 285 hotels was included in one of eight combinations of hotels which are either leased to one of our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company or leased to a third party. At June 30, 2004, we had 177 managed hotels and 108 leased hotels versus 52 managed hotels and 199 leased hotels at June 30, 2003. Our consolidated statement of income includes hotel operating revenues and expenses of our managed hotels, and only rental income for our leased hotels. Additional information regarding the terms of our leases and management agreements is included in the table on pages 15 and 16.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2004 versus 2003

Total revenues for the 2004 second quarter were $163,231, a 61.1% increase over revenues of $101,314 for the 2003 second quarter. This increase is primarily due to the conversion of 94 previously leased hotels to managed hotels and our 2003 hotel acquisitions.

Our managed hotels had operating revenues for the 2004 second quarter of $125,846, a 177.4% increase over hotel operating revenues of $45,374 for the 2003 second quarter. Our managed hotels had operating expenses for the 2004 second quarter of $86,486, a 169.8% increase over hotel operating expenses of $32,058 for the 2003 second quarter. The increases in hotel operating revenues and expenses were caused primarily by the increase in the number of managed hotels in 2004 due to: (i) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; (ii) the change of 13 Marriott International, Inc., or Marriott, hotels from leased to managed hotels after the 2003 first quarter; (iii) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood Hotel Co., or Candlewood, and the 12 hotels purchased from Candlewood on that day; and (iv) the initiation of a new management agreement on January 1, 2004, for the 24 hotels previously leased to Prime.

Hotel operating revenues at our 177 managed hotels at June 30, 2004, were $132,028 for the 2004 second quarter, a increase of 0.5% from hotel operating revenues of $131,439 for the 2003 second quarter which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. The increase in revenues is due primarily to improved occupancy and average daily room rate at our Marriott hotels offset by lower revenues at our former Summerfield Suites by Wyndham® and Wyndham® hotels, which are in the process of being rebranded as Staybridge Suites® and Prime Hotels & ResortsSM, respectively. Hotel operating expenses for these hotels were $87,598 for the 2004 second quarter, an increase of 1.0% from hotel operating expenses of $86,744 for the 2003 second quarter which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. This increase is due primarily to increased wage and benefit costs partially offset by lower franchise related costs at certain of our rebranded hotels. Certain of our managed hotels had net operating results that were less than the minimum returns due to us by $208 in the 2004 second quarter and $301 in the 2003 second quarter. These amounts have been reflected in our consolidated statement of income as a reduction to hotel operating expenses in each period because the minimum returns were funded by our managers.

Rental income for the 2004 second quarter was $32,378, a 36.2% decrease from $50,755 for the 2003 second quarter. This decrease is primarily a result of the elimination of $19,702 of rental income for 91 of our hotels which were previously leased to third parties but are now managed by independent hotel operating companies. This decrease was partially offset by increased rental income resulting from our funding of improvements at certain of our hotels in 2003 and 2004.

Income from reserves for future renovations and refurbishment, or FF&E reserves, represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. FF&E reserve income for the 2004 second quarter was $4,995, a 2.2% decrease from FF&E reserve income of $5,109 for the 2003 second quarter. This decrease is primarily due to six Marriott hotels which were converted from leased to managed hotels during June, September and December 2003. This decrease was partially offset by increased levels of hotel sales versus 2003 at certain of our recently modernized hotels. Amounts escrowed as FF&E reserves for managed hotels and for leased hotels where the FF&E reserves are owned by our tenants are not separately stated in our consolidated statement of income.

We expect further declines in rental income and FF&E reserve income and increases in hotel operating revenues and expenses in 2004 as seven hotels formerly leased by Marriott began to be leased to our TRS and operated by Marriott in June 2004.

Interest income for the 2004 second quarter was $12, an 84.2% decrease from $76 for the 2003 second quarter. The decrease was primarily due to lower average cash balances in the 2004 second quarter.

We recorded a $203 gain on the sale of a Summerfield Suites hotel located in Buckhead, GA in the 2004 second quarter.

Total expenses for the 2004 second quarter were $132,448, an 87.3% increase over total expenses of $70,732 for the 2003 second quarter. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels in the 2004 second quarter than in the 2003 second quarter, and increases resulting from our hotel acquisitions during 2003.

Interest expense for the 2004 second quarter was $12,406, a 27.5% increase from interest expense of $9,733 for the 2003 second quarter. The increase was primarily due to higher average borrowings during the 2004 second quarter partially offset by a lower weighted average interest rate during the 2004 second quarter.

Depreciation and amortization expense for the 2004 second quarter was $28,749, a 14.3% increase over depreciation and amortization expense of $25,146 for the 2003 second quarter. This increase was due principally to the depreciation for 35 hotels acquired after the 2003 second quarter and the impact of the purchase since January 1, 2003, of depreciable assets with funds from FF&E reserve accounts owned by us.

General and administrative expense for the 2004 first quarter was $4,807, a 26.7% increase from general and administrative expense of $3,795 for the 2003 second quarter. This increase is due principally to the acquisition of 35 hotels discussed above.

Net income for the 2004 second quarter was $30,986, a 1.3% increase from net income of $30,582 for the 2003 second quarter. Net income available for common shareholders for the 2004 second quarter was $28,835, or $0.43 per share, a 7.2% increase, from net income available for common shareholders of $26,887, or $0.43 per share, for the 2003 second quarter. The increase resulted from the investment and operating activity discussed above and reduced preferred share distributions due to the redemption of our Series A preferred shares on April 15, 2004, which was offset on a per share basis, due to our issuance of 4.6 million common shares of beneficial interest in the first quarter of 2004.

Six Months Ended June 30, 2004 versus 2003

Total revenues for the first six months of 2004 were $316,542, a 66.3% increase over revenues of $190,352 for the first six months of 2003. This increase is primarily due to the conversion of 121 previously leased hotels to managed hotels and our 2003 hotel acquisitions.

Our managed hotels had operating revenues for the first six months of 2004 of $241,919, a 254.9% increase over hotel operating revenues of $68,160 for the first six months of 2003. Our managed hotels had operating expenses for the first six months of 2004 of $164,320, a 256.4% increase over hotel operating expenses of $46,104 for the first six months of 2003. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2004 due to: (i) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; (ii) the 13 Marriott hotels from leased to managed hotels after the 2003 first quarter; (iii) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood Hotel Co., or Candlewood, and the 12 hotels purchased from Candlewood on that day; and (iv) the initiation of a new management agreement on January 1, 2004, for the 24 hotels previously leased to Prime.

Hotel operating revenues of our 177 managed hotels at June 30, 2004, were $253,919 for the first six months of 2004, an increase of 0.2% from hotel operating revenues of $253,450 for the first six months of 2003 which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. The increase in revenues is due primarily to improved occupancy and average daily room rate at our Marriott hotels offset by lower revenues at our former Summerfield Suites by Wyndham® and Wyndham® hotels, which are in the process of being rebranded as Staybridge Suites® and Prime Hotels & ResortsSM, respectively. Hotel operating expenses for these hotels were $171,335 for the first six months of 2004, an increase of 0.4% from hotel operating expenses of $170,683 for the first six months of 2003 which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. This increase is due primarily to increased wage and benefit costs partially offset by lower franchise related costs at certain of our rebranded hotels. Certain of our managed hotels had net operating results that were less than the minimum returns due to us by $1,378 in the first six months of 2004 and $2,527 in the first six months of 2003. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each year because the minimum returns were funded by our managers.

Rental income for the first six months of 2004 was $65,014, a 42.0% decrease from $112,088 for the first six months of 2003. This decrease is primarily a result of the elimination of $49,916 of rental income for 121 of our hotels which were previously leased to third parties but are now managed by independent hotel operating companies. This decrease was partially offset by increased rental income resulting from our funding of improvements at certain of our hotels in 2003 and 2004.

FF&E reserve income for the first six months of 2004 was $9,583, a 2.4% decrease from FF&E reserve income of $9,814 for the first six months of 2003. This decrease is primarily due to six Marriott hotels which were converted from leased to managed hotels during 2003. This decrease was partially offset by increased levels of hotel sales versus 2003 at certain of our recently modernized hotels.

Interest income for the first six months of 2004 was $26, a 91.0% decrease from $290 for the first six months of 2003. The decrease was primarily due to lower average cash balances in 2004.

We recorded a $203 gain on the sale of a Summerfield Suites hotel located in Buckhead, GA in the 2004 second quarter.

Total expenses for the first six months of 2004 were $256,217, a 101.5% increase over total expenses of $127,168 for the first six months of 2003. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels in the first six months of 2004 than in the first six months of 2003, and increases resulting from our hotel acquisitions during 2003.

Interest expense for the first six months of 2004 was $25,245, a 23.7% increase from interest expense of $20,402 for the first six months of 2003. The increase was primarily due to higher average borrowings during 2004, partially offset by a lower weighted average interest rate during 2004.

Depreciation and amortization expense for the first six months of 2004 was $57,445, a 14.4% increase over depreciation and amortization expense of $50,217 for the first six months of 2003. This increase was due principally to the depreciation for 35 hotels acquired after June 30, 2003, and the impact of the purchase since January 1, 2003, of depreciable assets with funds from FF&E reserve accounts owned by us.

General and administrative expense for the first six months of 2004 was $9,207, a 17.1% increase from general and administrative expense of $7,863 for the first six months of 2003. This increase is due principally to the acquisition of 35 hotels discussed above.

In 2003 we recognized a loss of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed on February 18, 2003.

Net income for the first six months of 2004 was $60,528, a 4.2% decrease from net income of $63,184 for the first six months of 2003. Net income available for common shareholders for the first six months of 2004 was $51,889, or $0.79 per share, a 7.0% decrease, from net income available for common shareholders of $55,794, or $0.89 per share, for the first six months of 2003. The decrease resulted from the investment and operating activity discussed above, the $2,793 reduction to income available to common shareholders arising from our redemption of our Series A preferred shares and, additionally on a per share basis, due to our issuance of 4.6 million common shares of beneficial interest in the first quarter of 2004.

Cash flow from operations was $107,528 in the first six months of 2004, a 0.1% increase from $107,385 in the first six months of 2003 primarily due to the changes in items affecting net income discussed above. Cash provided by investing activities was $1,726 in the first six months of 2004, versus cash used in investing activities of $24,234 in the first six months of 2003, primarily due to the completion in 2003 of renovations at certain of our hotels and proceeds from the sale of a hotel in 2004. Cash used in financing activities was $112,601 in the first six months of 2004, versus cash provided by financing activities of $81,271 in the first six months of 2003. The significant components of the variance between periods are $192,684 proceeds from issuance of common shares in 2004 versus none in 2003 and $206,000 net debt repayments (principally from the common share proceeds) in 2004 versus net borrowings of $198,000 in 2003. The proceeds of the 2003 borrowings were used primarily to fund our July 2003 hotel acquisitions.

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

We define coverage for each of our eight combination hotel leases or management agreements as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the minimum payments due to us. More detail regarding coverage, guarantees and other security features of our agreements is presented in the table on pages 15 and 16. Assuming our operating agreements as of January 1, 2004, had been in place, three of our eight hotel combinations, representing 107 hotels, would have generated coverage of at least 1.0x during the twelve months ended June 30, 2004. During the second quarter of 2004, six hotel combinations, representing 179 hotels, generated coverage of at least 1.0x. Two hundred fourteen (214) hotels we own in six combination lease or management agreements, 76% of our total investments, at cost, are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our tenants and managers or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our leases or management agreements, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the third party tenant or operator from the future cash flows from our hotels after our future minimum rents and returns are paid. As of June 30, 2004, all payments due, including those payments due under leases or operating agreements where hotels have generated less than 1.0x coverage during the second quarter of 2004, are current. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the agreements. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the revenues generated at our hotels fail to cover the payments due to us.

Our Operating Liquidity and Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum rents from our leased properties and minimum returns from our managed hotels. Minimum rents and minimum returns are received from our tenants and managers monthly. Percentage rents and returns and our share of the operating profits of our managed hotels in excess of minimum returns are received either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

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

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of June 30, 2004, there was approximately $48,242 on deposit in these escrow accounts, of which $47,746 was held directly by us and reflected on our consolidated balance sheet as restricted cash. The remaining $496 is held in an account owned by one of our tenants and is not reflected on our consolidated balance sheet. We have a security and remainder interest in this account owned by our tenant. During the first six months of 2004, $12,953 was contributed to these accounts and $22,330 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between our receipt of rents and returns and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility (2.6% per annum at June 30, 2004) is payable at a spread above LIBOR. As of June 30, 2004, we had $70,000 outstanding under this facility.

At June 30, 2004, we had $3,081 of cash and cash equivalents and $280,000 available to be drawn under our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At June 30, 2004, we had no commitments to purchase additional properties. However, we expect to fund $7,140 to the FF&E reserves for three of our Marriott hotel portfolios in the second half of 2004 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels will increase by 10% of the amounts we deposit into these FF&E reserve accounts, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to the agreement we entered with InterContinental in 2003 for management of 15 hotels, we agreed to fund $20,000 for rebranding costs and other capital improvements during the next two years. As part of this agreement, InterContinental will provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. As of June 30, 2004, $10,000 of these fundings have occurred and the balance is expected to be funded over the next two years. Pursuant to the agreement we entered with Prime in 2003 for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements during the next two years. As of June

30, 2004, $10,000 of funding has occurred and the balance is expected to be funded during the next two years. We expect to fund these obligations by using cash on hand or borrowings under our revolving credit facility.

Our debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $3,272 in 2011; $125,000 in 2012 and $300,000 in 2013. As of June 30, 2004, we had one mortgage note with a balance of $3,853 we assumed in connection with our acquisition of a hotel.  This mortgage note requires monthly payments of principal and interest and is expected to have a principal balance of $3,272 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

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

When amounts are outstanding on our revolving credit facility and as the maturity dates of our credit facility and term debt approach, we will explore alternatives for the repayment of amounts due. Such alternatives in may include incurring additional debt and issuing new equity securities. As of June 30, 2004, we had $2,086,672 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings with which to finance future acquisitions and to pay our debt and other obligations.

On April 16, 2004, a distribution of $0.72 per common share was declared with respect to 2004 first quarter results and was paid to shareholders on May 20, 2004, using cash on hand and borrowings under our credit facility. On July 1, 2004, we declared a distribution of $0.72 per share to common shareholders of record on July 20, 2004.  This amount will be paid on or about August 20, 2004.

On March 31, 2004, we paid a $0.59375 per share distribution to our 9 ½% Series A preferred shareholders and on April 12, 2004, we redeemed all of our outstanding 9 ½% Series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. This redemption was funded with borrowings under our revolving credit facility.

On January 15, 2004, April 15, 2004 and July 15, 2004, we paid $0.5546875 per share distributions to our 8.875% Series B preferred shareholders.

As of June 30, 2004, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$698,853	$27	$70,126	$150,148	$478,552
Ground Lease Obligations (1)	19,507	420	2,237	2,237	14,612
Total	$718,360	$447	$72,363	$152,385	$493,164

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

Debt Covenants

Our debt obligations at June 30, 2004, were our revolving credit facility, our $625,000 of publicly issued term debt and our $3,853 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of June 30, 2004, we were in compliance with all of our covenants under our indenture and its supplements, our credit agreement and our mortgage note.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit agreement, our senior debt rating is used to determine fees and the interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20 million or more. Similarly, a default on our public debt indenture would be a default on our revolving credit facility.

As of June 30, 2004, we had no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. As of June 30, 2004, our secured debt obligations were limited to one mortgage note of $3,853 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Property Leases, Operating Agreements and Tenant Operating Statistics

As of June 30, 2004, we owned 285 hotels which are grouped into eight combinations and leased to or managed by separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation, or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Prime, and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements and include statistics reported to us or derived from information reported to us by our tenants and managers. These statistics include occupancy, average daily rate, or ADR, room revenue per available room, or RevPAR, and coverage of our minimum rents or owner’s priority returns. We consider these statistics, and the lease or management agreement security features also presented in the tables on the following pages, to be important measures of our tenants’ and managers’ success in operating our hotels and of the likelihood of their continuing to make payments to us. However, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®(1)	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®
Property Leases and Operating Agreements

Number of Hotels	53	18	35	19

Number of Rooms/Suites	7,610	2,178	5,382	2,756

Number of States	24	14	15	14

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Our TRS	Subsidiary of Barcelo Crestline

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott

Investment at June 30, 2004 (000s) (2)	$554,068	$184,446	$453,955	$274,222

Security Deposit (000s)	$50,540	$17,220	$36,204	$28,508

End of Current Term	2012	2010	2019	2015

Renewal Options (3)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each

Current Annual Minimum Rent/Return (000s)	$55,295	$18,425	$47,115	$28,508

Percentage Rent/Return (4)	5.0%	7.5%	7.0%	7.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo Crestline and Marriott.

Tenant Operating Statistics

Rent/Return Coverage (5) (6):

Year ended 12/31/03	1.0x	1.0x	0.8x	0.7x
Twelve months ended 6/30/04	1.1x	0.9x	0.8x	0.8x
Quarter ended 6/30/04	1.4x	1.1x	1.0x	1.0x

(1)          On June 18, 2004, the final 7 of the 35 hotels in this combination were changed from a lease with subsidiaries of Marriott and into a lease with our TRS.  As of June 30, 2004, all 35 hotels were operated by subsidiaries of Marriott under a management contract with our TRS.

(2)          Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

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

(6)          Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Staybridge Suites by Holiday Inn®	Candlewood Suites®	Prime Hotels and ResortsSM/ AmeriSuites®	Homestead Studio Suites®	Total/ Range/ Average (all investments)
Property Leases and Operating Agreements

Number of Hotels	30	76	36	18	285

Number of Rooms/Suites	3,694	9,220	5,250	2,399	38,489

Number of States	16	29	19	5	38

Tenant	Our TRS	Our TRS	Our TRS	Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of InterContinental	Subsidiary of InterContinental	Subsidiary of Prime	Subsidiary of BRE/Homestead Village LLC

Investment at June 30, 2004 (000s) (1)	415,708	$590,250	$425,920	$145,000	$3,043,569

Security Deposit (000s)	$26,872(2)	—	—	$15,960	$175,304

End of Current Term	2023	2028	2018	2015	2010-2019 (average 14.0 years)

Renewal Options (3)	2 for 12.5 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each

Current Annual Minimum Rent/Return (000s)	$36,097	$60,000	$26,000	$15,960	$287,400

Percentage Rent/Return (4)	7.5%	7.5%	(5)	10.0%	5%-10%

Other Security Features	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Prime.	Homestead parent guarantee and $15,960 letter of credit.

Tenant Operating Statistics

Rent/Return Coverage (6):

Year ended 12/31/03	0.7x	0.8x	1.0x	1.1x	0.7x -1.1x
Twelve months ended 6/30/04	0.7x	0.8x	1.1x	1.1x	0.7x -1.1x
Quarter ended 6/30/04	0.9x	0.9x	1.3x	1.3x	0.9x -1.4x

(1)               Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)               Additional security deposit of $10,000 to be funded prior to December 31, 2005.

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

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel operators by lease or management agreement for the periods indicated for our 285 hotels (excludes one hotel sold in April 2004).

			Second Quarter (1)			Year to Date (1)
Lease/Management Agreement	No. of Hotels	No. of Rooms /Suites	2004	2003	Change	2004	2003	Change
ADR
Host (no. 1)	53	7,610	$100.09	$95.38	4.9%	$99.99	$96.47	3.6%
Host (no. 2)	18	2,178	94.43	93.99	0.5%	94.19	94.05	0.1%
Marriott	35	5,382	95.19	92.60	2.8%	94.67	92.12	2.8%
Barcelo Crestline	19	2,756	91.81	88.42	3.8%	93.34	91.95	1.5%
InterContinental (no. 1)(2) (3)	30	3,694	89.97	90.38	-0.5%	89.29	90.06	-0.9%
InterContinental (no. 2)(2) (3)	76	9,220	57.72	54.86	5.2%	56.72	55.61	2.0%
Prime(3)	36	5,250	74.46	67.80	9.8%	74.91	70.19	6.7%
Homestead	18	2,399	49.03	47.69	2.8%	49.21	48.85	0.7%
Total/Average	285	38,489	$80.53	$76.45	5.3%	$80.23	$77.52	3.5%

OCCUPANCY
Host (no. 1)	53	7,610	74.2%	63.5%	10.7 pt	71.1%	62.4%	8.7 pt
Host (no. 2)	18	2,178	81.4%	79.7%	1.7 pt	78.1%	76.0%	2.1 pt
Marriott	35	5,382	79.2%	76.3%	2.9 pt	75.6%	72.9%	2.7 pt
Barcelo Crestline	19	2,756	78.8%	70.7%	8.1 pt	75.5%	68.7%	6.8 pt
InterContinental (no. 1)(2) (3)	30	3,694	78.5%	77.7%	0.8 pt	75.3%	75.8%	-0.5 pt
InterContinental (no. 2)(2) (3)	76	9,220	70.3%	74.4%	-4.1 pt	67.8%	71.3%	-3.5 pt
Prime(3)	36	5,250	65.1%	74.4%	-9.3 pt	64.5%	70.7%	-6.2 pt
Homestead	18	2,399	84.5%	77.7%	6.8 pt	81.4%	75.0%	6.4 pt
Total/Average	285	38,489	74.4%	73.2%	1.2 pt	71.7%	70.5%	1.2 pt

RevPAR
Host (no. 1)	53	7,610	$74.27	$60.57	22.6%	$71.09	$60.20	18.1%
Host (no. 2)	18	2,178	76.87	74.91	2.6%	73.56	71.48	2.9%
Marriott	35	5,382	75.39	70.65	6.7%	71.57	67.16	6.6%
Barcelo Crestline	19	2,756	72.35	62.51	15.7%	70.47	63.17	11.6%
InterContinental (no. 1)(2) (3)	30	3,694	70.63	70.23	0.6%	67.24	68.27	-1.5%
InterContinental (no. 2)(2) (3)	76	9,220	40.58	40.82	-0.6%	38.46	39.65	-3.0%
Prime(3)	36	5,250	48.47	50.44	-3.9%	48.32	49.62	-2.6%
Homestead	18	2,399	41.43	37.06	11.8%	40.06	36.64	9.3%
Total/Average	285	38,489	$59.91	$55.96	7.1%	$57.52	$54.65	5.3%

(1)          Includes data for the calendar periods indicated, except for our Courtyard by Marriott®, Residence Inn by Marriott®, Marriott Hotels Resorts and Suites®, TownePlace Suites by Marriott®, and SpringHill Suites by Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          2003 includes data for periods prior to our ownership of some hotels.

(3)          2003 includes data for periods some hotels were not operated by the current manager.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring our available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2003. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of June 30, 2004, our outstanding debt includes four issues of fixed rate, senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,562	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
$625,000		$43,875

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $4,388. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2004, and discounted cash flow analyses a hypothetical immediate 10% change in interest rates would change the fair value of these fixed rate debt obligations by approximately $9,552.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. For example, in 2003 we redeemed at par our $150,000 8.5% senior notes due in 2009. We funded this redemption with cash on hand and proceeds from our issuance of $175,000 6.75% senior notes due in 2013.

We have one mortgage note secured by a hotel in Wichita, Kansas with a fixed rate of 8.3% that matures on July 1, 2011.  This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value after August 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity by one year for a fee. At June 30, 2004, we had $70,000 outstanding and $280,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $70,000 at June 30, 2004, was 2.6% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of June 30, 2004:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2004	2.6%	$ 70,000	$ 1,820
10% reduction	2.3%	$ 70,000	$ 1,610
10% increase	2.9%	$ 70,000	$ 2,030

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO IMPROVE AND MODERNIZE OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS, AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES. FOR EXAMPLE:  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE AND OUR TENANTS AND OPERATORS MAY BE UNABLE TO PAY OUR RENTS OR RETURNS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ OR OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. THE INFORMATION CONTAINED IN THIS FORM 10-Q, INCLUDING THE INFORMATION UNDER THE HEADING “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE SUCH DIFFERENCES. FORWARD LOOKING STATEMENTS ARE ONLY EXPRESSIONS OF OUR PRESENT EXPECTATIONS AND INTENTIONS. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

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

On May 11, 2004, we granted 500 common shares valued at $36.62 per common share, the closing price of the common shares on the New York Stock Exchange on that day, to each of our three independent trustees as part of their annual compensation. We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 11, 2004, our shareholders re-elected Arthur G. Koumantzelis as a trustee (50,696,872 shares voted in favor of the re-election, and 10,665,578 shares withheld). The term of office of Mr. Koumantzelis will extend until our annual meeting of shareholders in 2007. Messrs, John L. Harrington, Barry M. Portnoy, Gerard M. Martin and Frank J. Bailey continue to serve as trustees with current terms of office expiring in 2005, 2005, 2006 and 2006, respectively.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Representative form of Indemnification Agreement. (Filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith)
31.1	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.3	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.4	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(b)	Reports on Form 8-K

a.                                       Current Report on Form 8-K dated May 5, 2004, furnishing our press release of our financial results of operations and financial condition for the quarter ended March 31, 2004 (Items 7 and 12).

Note:	The above listed Current Report on Form 8-K was furnished to the Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 6, 2004

/s/Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
Dated: August 6, 2004