Form 10-Q
period 2004-09-30
HOSPITALITY PROPERTIES TRUST
filed 2004-11-04
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 3, 2004: 67,203,229

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2004

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” refer to Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted.

PART I            Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$460,748	$461,631
Buildings, improvements and equipment	2,732,757	2,717,876
	3,193,505	3,179,507
Accumulated depreciation	(555,202)	(494,299)
	2,638,303	2,685,208
Cash and cash equivalents	3,491	6,428
Restricted cash (FF&E Reserve escrows)	45,532	55,755
Other assets, net	11,268	14,210
	$2,698,594	$2,761,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$80,000	$201,000
Senior notes, net of discounts	621,570	621,245
Mortgage payable	3,840	3,881
Security and other deposits	175,304	175,304
Accounts payable and other liabilities	61,995	68,244
Due to affiliate	5,268	1,336
Dividends payable	—	45,063
Total liabilities	947,977	1,116,073

Commitments and Contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series A preferred shares; 9 1/2% cumulative redeemable; none and 3,000,000 shares issued and outstanding,respectively, aggregate liquidation preference none and $75,000, respectively	—	72,207
Series B preferred shares; 8 7/8% cumulative redeemable;3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 67,203,229 and 62,587,079 issued and outstanding, respectively	672	626
Additional paid-in capital	1,859,936	1,669,411
Cumulative net income	1,045,313	954,078
Cumulative preferred distributions	(47,852)	(40,092)
Cumulative common distributions	(1,190,758)	(1,094,008)
Total shareholders’ equity	1,750,617	1,645,528
	$2,698,594	$2,761,601

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Hotel operating revenues	$136,861	$72,338	$378,780	$140,498
Rental income	30,312	48,163	95,326	160,251
FF&E reserve income	4,660	4,318	14,243	14,132
Interest income	159	44	185	335
Total revenues	171,992	124,863	488,534	315,216

Expenses:
Hotel operating expenses	94,896	51,064	259,216	97,168
Interest (including amortization of deferred financing costs of $686, $626, $2,058 and $1,853, respectively)	12,530	11,508	37,775	31,910
Depreciation and amortization	28,713	26,859	86,158	77,075
General and administrative	5,146	4,535	14,353	12,400
Loss on early extinguishment of debt	—	—	—	2,582
Total expenses	141,285	93,966	397,502	221,135

Income before gain on sale of real estate	30,707	30,897	91,032	94,081
Gain on sale of real estate	—	—	203	—

Net income	30,707	30,897	91,235	94,081
Preferred distributions	(1,914)	(3,695)	(7,760)	(11,085)
Excess of liquidation preference over carrying value of Series A preferred shares	—	—	(2,793)	—
Net income available for common shareholders	$28,793	$27,202	$80,682	$82,996

Weighted average common shares outstanding	67,191	62,587	66,268	62,572

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.43	$0.43	$1.22	$1.33

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$91,235	$94,081
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	86,158	77,075
Amortization of deferred financing costs as interest	2,058	1,853
Amortization of non-cash deferred gain	(2,214)	—
FF&E reserve income and deposits	(22,504)	(18,904)
Deferred percentage rent	2,167	850
Loss on early extinguishment of debt	—	2,582
Gain on sale of real estate	(203)	—
Changes in assets and liabilities:
Decrease (increase) in other assets	2,130	(4,078)
(Decrease) increase in accounts payable and other	(11,188)	1,122
Increase in due to affiliate	3,932	3,643
Cash provided by operating activities	151,571	158,224

Cash flows from investing activities:
Real estate improvements	(9,367)	(281,110)
Increase in security and other deposits	—	16,872
Proceeds from sale of real estate	7,750	—
Cash used in investing activities	(1,617)	(264,238)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	192,684	—
Proceeds from issuance of senior notes	—	296,997
Repayment of senior notes	—	(150,000)
Redemption of Series A preferred shares	(75,000)	—
Draws on revolving credit facility	245,000	251,000
Repayments of revolving credit facility	(366,000)	(147,000)
Distributions to common shareholders	(141,813)	(135,150)
Distributions to preferred shareholders	(7,760)	(9,916)
Deferred finance costs paid	(2)	(2,836)
Cash (used in) provided by financing activities	(152,891)	103,095
Decrease in cash and cash equivalents	(2,937)	(2,919)
Cash and cash equivalents at beginning of period	6,428	7,337
Cash and cash equivalents at end of period	$3,491	$4,418

Supplemental cash flow information:
Cash paid for interest	$46,644	$34,022
Non-cash operating activities:
Property transferred in lease default	4,920	—
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	20,281	16,446
Purchases of fixed assets with FF&E reserve	(32,478)	(45,574)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousand, except per share data)

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and telephone services are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned. Deferred hotel operating income was $1,083 and $3,546 for the three and nine months ended September 30, 2004, respectively, and zero for the three and nine months ended September 30, 2003, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Deferred percentage rent was $900 and $2,167 for the three and nine months ended September 30, 2004, respectively, compared with $389 and $850 for the three and nine months ended September 30, 2003, respectively.

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

On July 15, 2004, we paid $0.5546875 per share distribution to our Series B preferred shareholders. On September 1, 2004, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on October 1, 2004. This amount was paid on October 15, 2004.

On August 20, 2004, we paid a $0.72 per share distribution to our common shareholders for the quarter ended June 30, 2004. On October 1, 2004, we declared a distribution of $0.72 per share to common shareholders of record on October 19, 2004, for the quarter ended September 30, 2004. We plan to pay this amount on or about November 19, 2004.

On September 15, 2004, we granted 14,650 common shares pursuant to our Incentive Share Award Plan valued at $42.64 per common share, the closing price of the common shares on the New York Stock Exchange on that day, to our officers and employees of our advisor, Reit Management & Research LLC.

Note 4.  Indebtedness

We have a $350,000, interest only, unsecured credit facility. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The interest rate (3.1% per annum at September 30, 2004) is LIBOR plus a spread. As of September 30, 2004, we had $80,000 outstanding on our credit facility and $270,000 available for acquisitions and general business purposes.

Note 5.  Real Estate Properties

During the nine months ended September 30, 2004, we provided $7,500 of funding for planned tenant improvements to certain of our hotels, which resulted in a $757 increase in our annual minimum rents and returns.

On April 15, 2004, we sold a Summerfield Suites hotel located in Buckhead, Georgia to an unaffiliated third party for $7,750 and recognized a $203 gain on the sale. This hotel was included in a portfolio of 31 hotels managed by InterContinental Hotels Group, PLC, or InterContinental. Pursuant to the terms of our agreement with InterContinental, the minimum return due for that portfolio has been reduced by $775 annually.

Note 6.  Lease Termination

Upon effectiveness of our new management agreement with Prime Hospitality Corp., or Prime, on January 1, 2004, we settled all our outstanding claims with Prime arising from its lease default in July 2003. The balance of the retained deposits and the value of other property received from Prime pursuant to the settlement, totaling approximately $44,281, is being amortized into our income on a straight line basis over the initial 15 year term of Prime’s new management contract for the affected hotels. We amortized $738 and $2,214 into income for the three and nine months ended September 30, 2004, respectively. The unamortized balance of $42,067 at September 30, 2004, is included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

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

Hotel Industry Conditions

As a result of terrorism concerns, the war with Iraq and the impact of a recessionary economy, the U.S. hotel industry experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. These declines primarily arose from reduced business travel. During the first nine months of 2004, some of our hotels’ operators experienced improved operating results versus the first nine months of 2003, while others continued to experience declines in the operating performance versus the first nine months of 2003. During 2003, tenants under three leases for an aggregate of 51 hotels failed to pay rents due to us and we subsequently entered new long term operating agreements for these hotels, the last of which became effective January 1, 2004. Under these new agreements we expect our future income and cash flows from the 51 hotels will be less than the rents we previously received.

Leases and Operating Agreements

As of September 30, 2004, each of our 285 hotels was included in one of eight combinations of hotels which are either leased to one of our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company, or leased to a third party. At September 30, 2004, we had 177 managed hotels and 108 leased hotels versus 52 managed hotels and 199 leased hotels at September 30, 2003. Our consolidated statement of income includes hotel operating revenues and expenses of our managed hotels, and only rental income from our leased hotels. Additional information regarding the terms of our leases and management agreements is included in the table on pages 15 and 16.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2004 versus 2003

Total revenues for the 2004 third quarter were $171,992, a 37.7% increase over revenues of $124,863 for the 2003 third quarter. This increase is primarily due to the conversion of 74 previously leased hotels to managed hotels and our 2003 hotel acquisitions.

Our managed hotels had operating revenues for the 2004 third quarter of $136,861, an 89.2% increase over hotel operating revenues of $72,338 for the 2003 third quarter. Our managed hotels had operating expenses for the 2004 third quarter of $94,896, an 85.8% increase over hotel operating expenses of $51,064 for the 2003 third quarter. The increases in hotel operating revenues and expenses were caused primarily by the increase in the number of managed hotels in 2004 due to: (i) the change of nine Marriott International, Inc., or Marriott, hotels from leased to managed hotels after the 2003 second quarter; (ii) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood Hotel Co., or Candlewood, and the 12 hotels purchased from Candlewood on that day; and (iii) the initiation of a new management agreement on January 1, 2004, for the 24 hotels previously leased to Prime.

Hotel operating revenues at our 177 managed hotels, were $136,861 for the 2004 third quarter, an increase of 2.1% from hotel operating revenues of $133,986 for the 2003 third quarter which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our former Summerfield Suites by Wyndham® and Wyndham® hotels, which are in the process of being rebranded as Staybridge Suites® and Prime

Hotels & ResortsSM, respectively. Hotel operating expenses for these hotels were $92,985 for the 2004 third quarter, an increase of 0.9% from hotel operating expenses of $92,694 for the 2003 third quarter which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. This increase is due primarily to increased wage and benefit costs partially offset by lower franchise related costs at certain of our rebranded hotels. Certain of our managed hotels had net operating results that were $1,762 less than the minimum returns due to us in the 2003 third quarter. This amount has been reflected in our consolidated statement of income as a reduction to hotel operating expenses in the 2003 third quarter because the minimum returns were funded by our managers. There were no fundings of minimum returns by our managers in the 2004 third quarter.

Rental income for the 2004 third quarter was $30,312, a 37.1% decrease from $48,163 for the 2003 third quarter. This decrease is primarily a result of the elimination of $19,041 of rental income for 97 of our hotels which were previously leased to third parties but are now managed by independent hotel operating companies. This decrease was partially offset by increased rental income resulting from our funding of improvements at certain of our leased hotels in 2003 and 2004.

Income from reserves for future renovations and refurbishment, or FF&E reserves, represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. FF&E reserve income for the 2004 third quarter was $4,660, a 7.9% increase from FF&E reserve income of $4,318 for the 2003 third quarter. This increase was primarily due to increased levels of hotel sales in 2004 versus 2003 at certain of our recently modernized hotels. This increase is partially offset by ten Marriott hotels which were converted from leased to managed hotels after the 2003 third quarter. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserves are owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

Interest income for the 2004 third quarter was $159, a 261.4% increase from $44 for the 2003 third quarter. The increase was primarily due to higher average cash balances in the 2004 third quarter.

Total expenses for the 2004 third quarter were $141,285, a 50.4% increase over total expenses of $93,966 for the 2003 third quarter. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels in the 2004 third quarter than in the 2003 third quarter, and increases resulting from our hotel acquisitions during 2003.

Interest expense for the 2004 third quarter was $12,530, an 8.9% increase from interest expense of $11,508 for the 2003 third quarter. The increase was primarily due to higher average borrowings during the 2004 third quarter partially offset by a lower weighted average interest rate during the 2004 third quarter.

Depreciation and amortization expense for the 2004 third quarter was $28,713, a 6.9% increase over depreciation and amortization expense of $26,859 for the 2003 third quarter. This increase was due principally to the depreciation for 12 hotels acquired after the 2003 third quarter and the impact of the purchase since January 1, 2003, of depreciable assets with funds from FF&E reserve accounts owned by us.

General and administrative expenses for the 2004 third quarter were $5,146, a 13.5% increase from general and administrative expenses of $4,535 for the 2003 third quarter. This increase is due principally to $533 of due diligence costs incurred in the 2004 third quarter in connection with a failed potential acquisition and the costs associated with the additional 12 hotels acquired in December 2003.

Net income for the 2004 third quarter was $30,707, a 0.6% decrease from net income of $30,897 for the 2003 third quarter. The decrease resulted from the investment and operating activity discussed above. Net income available for common shareholders for the 2004 third quarter was $28,793, or $0.43 per share, a 5.8% increase, from net income available for common shareholders of $27,202, or $0.43 per share, for the 2003 third quarter. The increase resulted from the investment and operating activity discussed above and reduced preferred share distributions due to the redemption of our Series A preferred shares on April 15, 2004, which was offset on a per share basis by our issuance of 4.6 million common shares of beneficial interest in the first quarter of 2004.

Nine Months Ended September 30, 2004 versus 2003

Total revenues for the first nine months of 2004 were $488,534, a 55.0% increase over revenues of $315,216 for the first nine months of 2003. This increase is primarily due to the conversion of 121 previously leased hotels to managed hotels and our 2003 hotel acquisitions.

Our managed hotels had operating revenues for the first nine months of 2004 of $378,780, a 169.6% increase over hotel operating revenues of $140,498 for the first nine months of 2003. Our managed hotels had operating expenses for the first nine months of 2004 of $259,216, a 166.8% increase over hotel operating expenses of $97,168 for the first nine months of 2003. The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2004 due to: (i) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; (ii) the change of 13 Marriott hotels from leased to managed hotels after the 2003 first quarter; (iii) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood and the 12 hotels purchased from Candlewood on that day; and (iv) the initiation of a new management agreement on January 1, 2004, for the 24 hotels previously leased to Prime.

Hotel operating revenues of our 177 managed hotels at September 30, 2004, were $390,781 for the first nine months of 2004, an increase of 0.9% from hotel operating revenues of $387,436 for the first nine months of 2003 which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our former Summerfield Suites by Wyndham® and Wyndham® hotels, which are in the process of being rebranded as Staybridge Suites® and Prime Hotels & ResortsSM, respectively. Hotel operating expenses for these hotels were $264,320 for the first nine months of 2004, an increase of 0.4% from hotel operating expenses of $263,377 for the first nine months of 2003 which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties. This increase is due primarily to increased wage and benefit costs partially offset by lower franchise related costs at certain of our rebranded hotels. Certain of our managed hotels had net operating results that were $4,070 less than the minimum returns due to us in the first nine months of 2004 and $5,645 less than the minimum returns due in the first nine months of 2003. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each year because the minimum returns were funded by our managers.

Rental income for the first nine months of 2004 was $95,326, a 40.5% decrease from $160,251 for the first nine months of 2003. This decrease is primarily a result of the elimination of $68,957 of rental income for 128 of our hotels which were previously leased to third parties but are now managed by independent hotel operating companies. This decrease was partially offset by increased rental income resulting from our funding of improvements at certain of our leased hotels in 2003 and 2004.

FF&E reserve income for the first nine months of 2004 was $14,243, a 0.8% increase from FF&E reserve income of $14,132 for the first nine months of 2003. This increase was primarily due to increased levels of hotel sales versus 2003 at certain of our recently modernized hotels. This increase is partially offset by six Marriott hotels which were converted from leased to managed hotels during 2003 and seven Marriott hotels which were converted from leased to managed in June 2004.

Interest income for the first nine months of 2004 was $185, a 44.8% decrease from $335 for the first nine months of 2003. The decrease was primarily due to lower average cash balances in 2004.

We recorded a $203 gain on the sale of a Summerfield Suites hotel located in Buckhead, GA in the 2004 second quarter.

Total expenses for the first nine months of 2004 were $397,502, a 79.8% increase over total expenses of $221,135 for the first nine months of 2003. The increase is primarily due to our recognition of hotel operating expenses for a larger number of hotels in the first nine months of 2004 than in the first nine months of 2003, and increases resulting from our hotel acquisitions during 2003.

Interest expense for the first nine months of 2004 was $37,775, an 18.4% increase from interest expense of $31,910 for the first nine months of 2003. The increase was primarily due to higher average borrowings during 2004, partially offset by a lower weighted average interest rate during 2004.

Depreciation and amortization expense for the first nine months of 2004 was $86,158, an 11.8% increase over depreciation and amortization expense of $77,075 for the first nine months of 2003. This increase was due principally to the depreciation for 35 hotels acquired after June 30, 2003, and the impact of the purchase since January 1, 2003, of depreciable assets with funds from FF&E reserve accounts owned by us.

General and administrative expenses for the first nine months of 2004 were $14,353, a 15.8% increase from general and administrative expenses of $12,400 for the first nine months of 2003. This increase is due principally to the acquisition of 35 hotels discussed above.

In 2003 we recognized a loss of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed on February 18, 2003.

Net income for the first nine months of 2004 was $91,235, a 3.0% decrease from net income of $94,081 for the first nine months of 2003. Net income available for common shareholders for the first nine months of 2004 was $80,682, or $1.22 per share, a 2.8% decrease, from net income available for common shareholders of $82,996, or $1.33 per share, for the first nine months of 2003. The decrease resulted from the investment and operating activity discussed above, the $2,793 reduction to income available to common shareholders arising from our redemption of our Series A preferred shares and, additionally on a per share basis, due to our issuance of 4,600,000 common shares of beneficial interest in the first quarter of 2004.

Cash flow from operations was $151,571 in the first nine months of 2004, a 4.2% decrease from $158,224 in the first nine months of 2003 primarily due to the changes in items affecting net income discussed above. Cash used in investing activities was $1,617 in the first nine months of 2004, versus $264,238 in the first nine months of 2003, primarily due to the acquisition of 23 hotels in July 2003 and proceeds from the sale of a hotel in 2004. Cash used in financing activities was $152,891 in the first nine months of 2004, versus cash provided by financing activities of $103,095 in the first nine months of 2003. The significant components of the variance between periods are $192,684 proceeds from issuance of common shares in 2004 versus none in 2003, $75,000 preferred share redemption in 2004 versus none in 2003 and $121,000 net debt repayments (principally with the common share proceeds) in 2004 versus net borrowings of $251,000 in 2003. The proceeds of the 2003 borrowings were used primarily to fund our July 2003 hotel acquisitions.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

Our managers and tenants operate all of our hotels under management agreements or leases that provide for minimum returns or rents to us. Our managers pay all costs of operating and maintaining our hotels on our behalf and our tenants pay these costs for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and rents and returns due us generally from hotel operating revenues and, to the extent that these parties fund our minimum returns or rents under their guarantees to us, from their separate resources.

We define coverage for each of our eight combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the minimum payments due to us. More detail regarding coverage, guarantees and other security features of our agreements is presented in the table on pages 15 and 16. Assuming our operating agreements as of January 1, 2004, had been in place during the twelve months ended September 30, 2004, four of our eight hotel combinations, representing 125 hotels, would have generated coverage of at least 1.0x. During the third quarter of 2004, five hotel combinations, representing 160 hotels, generated coverage of at least 1.0x.

Two hundred fourteen (214) hotels we own in six combination lease or management agreements, 76% of our total investments, at cost, are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the third party manager or tenant from the future cash flows from our hotels after our future minimum returns and rents are paid. As of September 30, 2004, all payments due, including those payments due under management agreements or leases where hotels have generated less than 1.0x coverage during the third quarter of 2004, are current. Some of our leases and guarantees require our tenants, subtenants and guarantors to maintain minimum net worths, as defined in the agreements. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the revenues generated at our hotels fail to cover the payments due to us.

Our Operating Liquidity and Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased properties. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive our share of the operating profits of our managed hotels in excess of minimum returns and percentage rents either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

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

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of September 30, 2004, there was $45,895 on deposit in these escrow accounts, of which $45,532 was held directly by us and reflected on our consolidated balance sheet as restricted cash. The remaining $363 is held in an account owned by one of our tenants and is not reflected on our consolidated balance sheet. We have a security and remainder interest in this account owned by our tenant. During the first nine months of 2004, $20,281 was contributed to these accounts by our hotel managers and $36,369 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between our receipt of rents and returns and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility (3.1% per annum at September 30, 2004) is payable at a spread above LIBOR. As of September 30, 2004, we had $80,000 outstanding under this facility.

At September 30, 2004, we had $3,491 of cash and cash equivalents and $270,000 available to be drawn under our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

At September 30, 2004, we had no commitments to purchase additional properties. However, we expect to fund $2,600 to the FF&E reserves for two of our Marriott hotel portfolios in the fourth quarter of 2004 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels will increase by 10% of the amounts we deposit into these FF&E reserve accounts, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to the agreement we entered with InterContinental in 2003 for management of 15 hotels, we agreed to fund $20,000 for rebranding costs and other capital improvements during the next fifteen months. As part of this agreement, InterContinental will provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. As of September 30, 2004, $10,000 of these fundings have occurred and the balance is expected to be funded over the next fifteen months. Pursuant to the agreement we entered with Prime in 2003 for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements during the next fifteen months. As of September 30, 2004, $10,000 of funding has occurred and the balance is expected to be funded during the next fifteen months. We expect to fund these obligations by using cash on hand or borrowings under our revolving credit facility.

Our debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $3,272 in 2011; $125,000 in 2012 and $300,000 in 2013. As of September 30, 2004, we had one mortgage note with a balance of $3,840 we assumed in connection with our acquisition of a hotel.  This mortgage note requires monthly payments of principal and interest and is expected to have a principal balance of $3,272 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our credit facility and term debt approach, we will explore alternatives for the repayment of amounts due. Such alternatives may include incurring additional debt and issuing new equity securities. As of September 30, 2004, we had $2,086,672 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for securities offered by us. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings with which to finance future acquisitions and to pay our debt and other obligations.

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

On July 1, 2004, a distribution of $0.72 per common share was declared with respect to 2004 second quarter results and was paid to shareholders on August 20, 2004, using cash on hand and borrowings under our credit facility. On October 1, 2004, we declared a distribution of $0.72 per share to common shareholders of record on October 19, 2004.  This amount will be paid on or about November 19, 2004.

On July 15, 2004, we paid $0.5546875 per share distribution to our Series B preferred shareholders. On September 1, 2004, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on October 1, 2004. This amount was paid on October 15, 2004.

As of September 30, 2004, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$708,840	$14	$80,126	$150,148	$478,552
Ground Lease Obligations (1)	19,296	210	2,237	2,237	14,612
Total	$728,136	$224	$82,363	$152,385	$493,164

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

Debt Covenants

Our debt obligations at September 30, 2004, were our revolving credit facility, our $625,000 of publicly issued term debt and our $3,840 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of September 30, 2004, we were in compliance with all of our covenants under our indenture and its supplements, our credit agreement and our mortgage note.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit agreement, our senior debt rating is used to determine fees and the interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our revolving credit facility.

As of September 30, 2004, we had no commercial paper, derivatives, swaps, hedges, joint ventures or partnerships. As of September 30, 2004, our secured debt obligations were limited to one mortgage note of $3,840 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Management Agreements, Leases and Operating Statistics

As of September 30, 2004, we owned 285 hotels which are grouped into eight combinations and managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation, or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Prime, and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our management agreements and leases and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, room revenue per available room, or RevPAR, and coverage of our minimum rents or owner’s priority returns. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ success in operating our hotels and of the likelihood of their continuing to make payments to us. However, none of this third party reported information is a direct measure of our financial performance.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®(1)	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®
Management Agreements and Leases

Number of Hotels	53	18	35	19

Number of Rooms/Suites	7,610	2,178	5,382	2,756

Number of States	24	14	15	14

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Our TRS	Subsidiary of Barcelo Crestline

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott

Investment at September 30, 2004 (000s) (2)	$ 554,516	$ 185,467	$ 455,655	$ 274,222

Security Deposit (000s)	$ 50,540	$ 17,220	$ 36,204	$ 28,508

End of Current Term	2012	2010	2019	2015

Renewal Options (3)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each

Current Annual Minimum Return/Rent (000s)	$ 55,340	$ 18,528	$ 47,291	$ 28,508

Percentage Return/Rent (4)	5.0%	7.5%	7.0%	7.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo Crestline and Marriott.

Operating Statistics

Return/Rent Coverage (5) (6):

Year ended 12/31/03	1.0x	1.0x	0.8x	0.7x
Twelve months ended 9/30/04	1.2x	1.0x	0.9x	0.8x
Quarter ended 9/30/04	1.4x	1.1x	1.1x	0.7x

(1)   On June 18, 2004, the final 7 of the 35 hotels in this combination were changed from a lease with subsidiaries of Marriott and into a lease with our TRS.  As of September 30, 2004, all 35 hotels were operated by subsidiaries of Marriott under a management contract with our TRS.

(2)   Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(3)   Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(4)   Each management contract or lease provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional rent or return.

(5)   We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the minimum return payments or rent due to us.

(6)   Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Staybridge Suites by Holiday Inn®	Candlewood Suites®	Prime Hotels and ResortsSM/ AmeriSuites®	Homestead Studio Suites®	Total/ Range/ Average (all investments)
Management Agreements and Leases

Number of Hotels	30	76	36	18	285

Number of Rooms/Suites	3,694	9,220	5,250	2,399	38,489

Number of States	16	29	19	5	38

Tenant	Our TRS	Our TRS	Our TRS	Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of InterContinental	Subsidiary of InterContinental	Subsidiary of Prime	Subsidiary of BRE/Homestead Village LLC

Investment at September 30, 2004 (000s) (1)	$ 415,708	$ 590,250	$ 425,920	$ 145,000	$ 3,046,738

Security Deposit (000s)	$ 26,872 (2)	—	—	$ 15,960	$ 175,304

End of Current Term	2023	2028	2018	2015	2010-2028 (average 14.9 years)

Renewal Options (3)	2 for 12.5 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$ 36,097	$ 60,000	$ 26,000	$ 15,960	$ 287,724

Percentage Return/Rent (4)	7.5%	7.5%	(5)	10.0%	5-10%

Other Security Features	Limited guarantee provided by InterContinental	Limited guarantee provided by InterContinental.	Limited guarantee provided by Prime.	Homestead parent guarantee and $15,960 letter of credit.

Operating Statistics

Return/Rent Coverage (6):

Year ended 12/31/03	0.7x	0.8x	1.0x	1.1x	0.7x -1.1x
Twelve months ended 9/30/04	0.7x	0.8x	1.1x	1.2x	0.7x -1.2x
Quarter ended 9/30/04	0.9x	0.9x	1.0x	1.2x	0.7x -1.4x

(1)   Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)   Additional security deposit of $10,000 to be funded prior to December 31, 2005.

(3)   Renewal options may be exercised by the tenant or manager for all, but not less than all, of the hotels within each combination of hotels.

(4)   Each management contract or lease provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional return or rent.

(5)   Agreement provides for payment to us of 50% of cash flow after payment of operating costs, funding the capital reserve, payment of our priority return and reimbursement to Prime of working capital and guaranty advances, if any.

(6)   We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our tenants or operators), divided by the return payments or minimum rent due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of operating agreements.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated for our 285 hotels.

			Third Quarter (1)			Year to Date (1)
		No. of
Management/Lease	No. of	Rooms
Agreement	Hotels	/Suites	2004	2003	Change	2004	2003	Change
ADR
Host (no. 1)	53	7,610	$100.08	$94.70	5.7%	$100.02	$95.84	4.4%
Host (no. 2)	18	2,178	93.97	92.37	1.7%	94.11	93.46	0.7%
Marriott	35	5,382	93.74	92.45	1.4%	94.33	92.24	2.3%
Barcelo Crestline	19	2,756	86.85	82.85	4.8%	91.17	88.87	2.6%
InterContinental (no. 1)(2) (3)	30	3,694	91.10	91.74	-0.7%	89.93	90.64	-0.8%
InterContinental (no. 2)(2) (3)	76	9,220	54.88	54.12	1.4%	56.04	55.08	1.7%
Prime(3)	36	5,250	73.09	69.80	4.7%	74.31	70.06	6.1%
Homestead	18	2,399	51.04	46.25	10.4%	49.81	47.93	3.9%
Total/Average	285	38,489	$79.05	$76.11	3.9%	$79.81	$77.03	3.6%

OCCUPANCY
Host (no. 1)	53	7,610	75.7%	68.1%	7.6 pt	72.6%	64.3%	8.3 pt
Host (no. 2)	18	2,178	83.9%	81.1%	2.8 pt	80.0%	77.7%	2.3 pt
Marriott	35	5,382	85.1%	80.0%	5.1 pt	78.7%	75.3%	3.4 pt
Barcelo Crestline	19	2,756	75.9%	70.4%	5.5 pt	75.7%	69.2%	6.5 pt
InterContinental (no. 1)(2) (3)	30	3,694	80.9%	78.5%	2.4 pt	77.2%	76.7%	0.5 pt
InterContinental (no. 2)(2) (3)	76	9,220	78.3%	76.8%	1.5 pt	71.3%	73.1%	-1.8 pt
Prime(3)	36	5,250	62.6%	69.7%	-7.1 pt	63.9%	70.3%	-6.4 pt
Homestead	18	2,399	78.7%	80.1%	-1.4 pt	80.5%	76.7%	3.8 pt
Total/Average	285	38,489	76.9%	74.8%	2.1 pt	73.4%	71.9%	1.5 pt

RevPAR
Host (no. 1)	53	7,610	$75.76	$64.49	17.5%	$72.61	$61.63	17.8%
Host (no. 2)	18	2,178	78.84	74.91	5.2%	75.29	72.62	3.7%
Marriott	35	5,382	79.77	73.96	7.9%	74.24	69.46	6.9%
Barcelo Crestline	19	2,756	65.92	58.33	13.0%	69.02	61.50	12.2%
InterContinental (no. 1)(2) (3)	30	3,694	73.70	72.02	2.3%	69.43	69.52	-0.1%
InterContinental (no. 2)(2) (3)	76	9,220	42.97	41.56	3.4%	39.96	40.26	-0.8%
Prime(3)	36	5,250	45.75	48.65	-6.0%	47.48	49.25	-3.6%
Homestead	18	2,399	40.17	37.05	8.4%	40.10	36.76	9.1%
Total/Average	285	38,489	$60.79	$56.93	6.8%	$58.58	$55.38	5.8%

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

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our management agreements and leases require our managers and tenants to pay the substantial portion of our returns and rents to us in equal installments throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our operators’ or tenants’ ability to meet their contractual obligations to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2003. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of September 30, 2004, our outstanding debt includes four issues of fixed rate, senior unsecured notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,562	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
$625,000		$43,875

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $4,388. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2004, and discounted cash flow analyses a hypothetical immediate 10% change in interest rates would change the fair value of these fixed rate debt obligations by approximately $9,408.

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

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity by one year for a fee. At September 30, 2004, we had $80,000 outstanding and $270,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $80,000 at September 30, 2004, was 3.1% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of September 30, 2004:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2004	3.1%	$80,000	$2,480
10% reduction	2.8%	$80,000	$2,240
10% increase	3.4%	$80,000	$2,720

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II          Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2004, we granted 14,650 common shares pursuant to our Incentive Share Award Plan valued at $42.64 per common share, the closing price of the common shares on the New York Stock Exchange on that day, to our officers and employees of our advisor, Reit Management & Research LLC. We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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
Dated: November 4, 2004

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
Dated: November 4, 2004