Form 10-K
period 2004-12-31
HOSPITALITY PROPERTIES TRUST
filed 2005-03-11
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2004

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-11527

Hospitality Properties Trust

Maryland	04-3262075
(State Of organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-964-8389

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

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

The aggregate market value of the voting shares of the registrant held by non-affiliates was $2,654 million based on the $42.30 closing price per common share on the New York Stock Exchange on June 30, 2004. For purposes of this calculation, 4,000,000 common shares of beneficial interest, $0.01 par value, held by HRPT Properties Trust, and an aggregate of 440,904 common shares held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of March 9, 2005: 67,203,228

References in this Annual Report on Form 10-K to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders scheduled for May 11, 2005, or definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR OPERATORS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO IMPROVE AND MODERNIZE OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS, AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES. FOR EXAMPLE: IF HOTEL ROOM DEMAND CONTINUES AT ITS CURRENT LEVEL OR DECLINES, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE; THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY DECLINE; AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR MANAGEMENT AGREEMENT OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR OPERATORS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURANCE OF UNANTICIPATED EVENTS.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF

HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HOSPITALITY PROPERTIES TRUST

2004 FORM 10-K ANNUAL REPORT

Table of Contents

Part I

Item 1.	Business	1

Item 2.	Properties	27

Item 3.	Legal Proceedings	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities	29

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 8.	Financial Statements and Supplementary Data	47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

Item 9A.	Controls and Procedures	47

Item 9B.	Other Information	48

Part III

Item 10.	Directors and Executive Officers of the Registrant	49

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	49

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accountant Fees and Services	*

Part IV

Item 15.	Exhibits and Financial Statement Schedules	51

*                 Incorporated by reference from our Proxy Statement for the annual meeting of shareholders scheduled to be held on May 11, 2005, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland to buy and own hotels. As of December 31, 2004, we owned 285 hotels with 38,489 rooms or suites located in 38 states in the United States. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

Our principal external growth strategy is to expand our investments in high quality hotels which generate returns to us that exceed our operating and capital costs. Our principal internal growth strategy is to participate through percentage returns and rents in increases in total sales (including gross revenues from room rentals, food and beverage sales and other services) at our hotels, and, under some of our operating agreements, increases in the operating income of our hotels.

Our investment, financing and disposition policies and business strategies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

As of December 31, 2004, our hotels are operated as Courtyard by Marriott®, Candlewood Suites®, Residence Inn by Marriott®, Staybridge Suites®, AmeriSuites®, Prime HotelsSM, Homestead Studio Suites®, Marriott Hotels and Resorts®, TownePlace Suites by Marriott® or SpringHill Suites by Marriott®. The average age of our hotels was approximately 9.3 years at December 31, 2004.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 145 guest rooms. The guest rooms are larger than those in most other moderately priced hotels and predominately offer king size beds. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. Many of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2004, 678 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, limited service segment of the United States hotel industry. We have invested a total of $813 million in 71 Courtyard by Marriott® hotels with a total of 10,280 rooms.

Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one-bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites® hotels compete in the mid-priced extended stay segment of the lodging industry. Each Candlewood Suites® suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa or recliner, 25 inch television, videocassette player and compact disc player. The work area includes a large desk and executive chair, two phone lines, voice mail and a speaker phone. Each Candlewood Suites® suite contains a king size bed. Other amenities offered at each Candlewood Suites® hotel include a fitness center, free guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments. According to InterContintental, the owner of the Candlewood Suites® brand, there were 109 Candlewood Suites® hotels open and operating across the United States as of December 2004. We have invested $590 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

Residence Inn by Marriott® hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2004, 472 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $429 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

Staybridge Suites® hotels offer residential style studio, one-bedroom and two bedroom suites for business, governmental and family travelers. Each suite offers a fully equipped kitchen and a work area with an oversized desk, two line phones, an ergonomically designed chair and high speed internet access. Other amenities include free breakfast buffet, on site convenience store, fitness center and 24 hour business center and convenience store. According to InterContinental Hotels Group plc, or InterContinental, the owner of the Staybridge Suites® brand, there were 78 Staybridge Suites® hotels open and operating in the United States as of December 2004. We have invested a total of $416 million in 30 Staybridge Suites® hotels with a total of 3,694 suites.

AmeriSuites® hotels are all suite hotels designed to attract value oriented business travelers. AmeriSuites® hotels compete in the all suite segment of the lodging industry with such brands as Embassy Suites®, SpringHill Suites® and Hampton Inn & Suites®. Hyatt Corporation, or Hyatt, acquired the AmeriSuites® brand in January 2005 from Prime Hospitality Corp., or Prime. Each AmeriSuites® guest room offers an efficient space for working which includes two phones with data port, voice mail and free high speed internet access, a living area which includes a coffee maker, microwave, mini-refrigerator, sleeper sofa and 25 inch television, and a separate bedroom area with either one king or two double beds. Each AmeriSuites® hotel has a lobby lounge where free continental breakfast is provided in the mornings and cocktails are generally available in the evening. In addition, all AmeriSuites® hotels have meeting rooms that can accommodate up to 150 persons, fitness facilities and a pool. AmeriSuites® hotels are generally high rise hotels of six or seven stories of masonry construction. According to Hyatt, there were 144 AmeriSuites® hotels open and operating across the United States as of December 2004. We have invested $243 million in 24 AmeriSuites® hotels with a total of 2,929 suites.

Prime HotelsSM is a recently developed brand of upscale, full service hotels created by Prime. Our Prime HotelsSM contain between 140 and 381 rooms. Amenities and services include large desks, free high speed internet access, room service and access to 24 hour telecopy and mail and package services. The meeting facilities at our Prime HotelsSM generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Our Prime HotelsSM also feature a lobby lounge, a swimming pool, exercise facilities and one or more restaurants. According to Prime, there were 15 Prime HotelsSM open and operating as of December 2004. We have invested a total of $183 million in 12 Prime HotelsSM with a total of 2,321 rooms.

Homestead Studio Suites® hotels are extended stay hotels designed for value oriented business travelers. Each Homestead Studio Suites® room features a kitchen with a full size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service, personalized voicemail and wireless high speed internet access are also available to guests. On site laundry and other personal care items are available. According to BRE / Homestead Village LLC, or Homestead, there were 132 Homestead Studio Suites® hotels open as of December 2004. We have invested $145 million in 18 Homestead Studio Suites® hotels with a total of 2,399 suites.

Marriott Hotels and Resorts®. We have invested $106 million in three Marriott Hotels and Resorts® with a total of 1,356 guest rooms, including:

The Kauai Marriott Resort & Beach Club, a 356 room, 10 floor hotel with 50,000 square feet of meeting space, five restaurants and an on the beach lounge. The resort includes a 26,000 square foot pool, several acres of Hawaiian gardens and waterfalls, tennis courts, sauna, whirlpool, exercise and spa facilities and beauty and massage salons.

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

TownePlace Suites by Marriott® are extended stay hotels offering studio, one bedroom and two bedroom suites for business and family travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, free high speed internet access, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 117 TownePlace Suites by Marriott® open as of December 2004. We have invested $102 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

SpringHill Suites by Marriott® are all suites hotels designed to attract value conscience business and family travelers. SpringHill Suites by Marriott® compete in the mid-priced all suite segment of the lodging industry. Each suite offers separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones, free high speed internet access and voice mail, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 132 SpringHill Suites by Marriott® open as of December 2004. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

As of December 31, 2004, all of our hotels are operated by unrelated third parties. Each hotel we own is operated as part of a combination of hotels under eight agreements, as described below. The principal features of the management agreements and leases for our 285 hotels are as follows:

•                  Minimum Returns or Rent. All of our agreements require our managers or tenants to pay to us minimum annual returns or rent.

•                  Additional Returns or Rent. Most of our agreements require percentage returns or rent equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts. In addition, certain of our agreements provide for additional returns to us based on increases in hotel operating income.

•                  Long Term. All of the agreements for our hotels expire after 2010. The weighted average term remaining for our hotel agreements (weighted by our investment) is 14.8 years as of December 31, 2004.

•                  Pooled Agreements. Each of our hotels is part of a combination of hotels. The manager’s or tenant’s obligations to us with respect to each hotel in a combination are subject to cross default with the obligations with respect to all the other hotels in the same combination. The smallest combination includes 18 hotels with 2,399 rooms in which we have invested $145 million; the largest combination includes 76 hotels with 9,220 rooms in which we have invested $590 million.

•                  Geographic Diversification. Each combination of hotels is geographically diversified. In addition, our hotels are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities or major tourist attractions.

•                  All or None Renewals. All manager or tenant renewal options for each combination of our hotels may only be exercised on an all or none basis and not for separate hotels.

•                  FF&E Reserves. Generally our agreements require the deposit of 5-6% of gross hotel revenues into escrows to fund periodic renovations, or FF&E reserve, in addition to minimum returns or rents. For recently built or renovated hotels, this requirement may be deferred for a two to three year period.

•                  Security Features. Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we received but do not escrow; subordination of management fees payable to the hotel operator to some or all of our return or rent and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2004, six of our eight hotel combination agreements, including 214 hotels, have minimum return or rent payable to us which are subject to full or limited guarantees. These hotels represent 76% of our total investments, at cost.

RECENT ACQUISITION

On December 17, 2004, we agreed to purchase 13 hotels from InterContinental for $450 million, $425 million to be paid at the time the hotels were purchased and $25 million to be paid during the three years following the closing in connection with certain improvements to the hotels. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two Staybridge Suites® hotels, and have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting rooms. The hotels are located in six states in the United States; one InterContinental hotel® and one Staybridge Suites® hotel are located in Toronto, Canada, and one InterContinental® hotel is located in San Juan, Puerto Rico. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels. Simultaneous with the closing, we entered into a long term management agreement for 11 of these 12 hotels and a long term lease for the InterContinental® hotel in San Juan, Puerto Rico, which includes a casino operation and is therefore not appropriate for operation by our taxable REIT subsidiary under United States tax law. The purchase of one hotel, a full service InterContinental® hotel in Austin, Texas, having 189 rooms/suites and an allocated purchase price of $30.5 million, was delayed and is expected to close before June 30, 2005. Changed circumstances may further delay this purchase or prevent its occurring. When the Austin, Texas hotel is purchased, the parties have agreed that it will be added to the management agreement for the 11 other hotels. The transaction is more fully described in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

INVESTMENT AND OPERATING POLICIES

We provide capital to hotel owners and operators who wish to divest their properties while remaining in the hotel business. Many other public hotel REITs seek to control the operations of hotels in which they invest and generally design their management agreements or leases to capture substantially all net operating revenues from their hotels. We do not operate any hotels. Our agreements with our unaffiliated operators and tenants are designed with the expectation that, over their terms, net operating revenues from our hotels will exceed minimum amounts due to us. We believe that these differences in operating philosophy may afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

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

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2004, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, generally, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. As described elsewhere in this Annual Report on Form 10-K, tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a taxable REIT subsidiary if the hotel is managed by an independent third party. As of December 31, 2004, 177 of our hotels are leased to our taxable REIT subsidiaries and managed by independent third parties. Any income realized by a taxable REIT subsidiary in excess of the rent paid to us by the subsidiary will be subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our taxable REIT subsidiaries improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

ACQUISITION POLICIES

We intend to pursue growth through the acquisition of additional hotels. Generally, we prefer to purchase multiple hotels in one transaction because we believe a single agreement, cross default covenants and all or none renewal rights for multiple hotels in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed hotel purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each hotel; (iii) the availability of a qualified operator or lessee; (iv) the financial strength of the proposed operator or lessee; (v) the amount and type of financial support available from the proposed operator or lessee; (vi) the hotel’s design, physical condition and age; (vii) the estimated replacement cost and proposed acquisition price of the hotel; (viii) the price segment in which the hotel is operated; (ix) the reputation of the particular hotel management organization, if any, with which the hotel is or may become affiliated; (x) the level of services and amenities offered at the hotel; (xi) the proposed management agreement or lease terms; and (xii) the hotel brand under which the hotel operates or is expected to operate. In determining the competitive position of a hotel, we examine the proximity of the hotel to business, retail, academic and tourist attractions and transportation routes, the number and characteristics of competitive hotels within the hotel’s market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select qualified, experienced and financially stable hotel operators.

We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties operated by or leased to any one entity or in properties operated by or leased to an affiliated group of entities.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies. No such mergers or strategic combinations are under active negotiation at this time. However, we may undertake such negotiations in the future. A principal goal of any such transaction will be to diversify our revenue sources.

DISPOSITION POLICIES

In the past we have occasionally sold a hotel or exchanged hotels which we own for different hotels. However, we have no current intention to dispose of any of our presently owned hotels, although we may do so. We currently anticipate that disposition decisions, if any, will be based on factors including but not limited to the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale price; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) our operator’s or tenant’s desire to cease operation of the hotel; and (v) the existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $350 million unsecured revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt less than 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly.

Our board of trustees may determine to obtain a replacement for our current credit facilities or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders or a combination of these methods. Only one of our properties is encumbered by a mortgage. To the extent that the board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Manager. Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment opportunities to our board of trustees. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Gerard M. Martin, who are our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300. RMR acts as manager to HRPT Properties Trust, the holder of 4,000,000 of our common shares, and has other business interests. The directors of RMR are Gerard M. Martin, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; Adam D. Portnoy, Vice President; and John C. Popeo, Vice President and Treasurer. Messrs. Murray, Kleifges and Bornstein are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management services including HRPT.

Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of March 9, 2005, RMR had approximately 400 full time employees.

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

Internet Website. Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after these forms are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. The American Jobs Creation Act of 2004, or the 2004 Act, which President Bush signed into law in October 2004, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations which are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 1995. Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the Internal Revenue Code as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2004 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•              If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. As noted above, we acquired twelve hotels on February 16, 2005. Two of these hotels are in Canada and one is in Puerto Rico. Our profits from these investments outside of the United States will generally be subject to tax in Canada and Puerto Rico, respectively. Through structuring and obtaining available tax exemptions, we expect to minimize the Canadian and Puerto Rican income taxes we have to pay, but there can be no assurance that we will succeed in doing so. If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. For our 2005 taxable year and beyond, the 2004 Act provides certain relief provision under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions

(1) through (7) during each of the requisite periods ending on or before December 31, 2004, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

The 2004 Act provides that, for our 2005 taxable year and beyond, we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.

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

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a taxable REIT subsidiary, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a taxable REIT subsidiary if an eligible independent contractor operates the facility, as discussed more fully below.

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

•              At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for our 2004 and earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. The 95% income test has been modified for our taxable years beginning after 2004 so that gross income, except as may be provided in Treasury regulations, no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the Internal Revenue Code, but only to the extent that the transaction hedges indebtedness we incur to acquire or carry real estate assets. This modification to the 95% income test only applies to hedging transactions that are “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type which satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

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

Amounts payable to us under agreements relating to the Canadian hotels we acquired on February 16, 2005 may be determined by reference to Canadian dollar expenditures or revenues. Currency translation or exchange gains or losses might not count favorably toward the 75% and 95% gross income tests summarized above, and thus, in sufficient amounts, such currency gains could threaten compliance with the REIT income tests. However, because any amounts paid to us, as opposed to our taxable REIT subsidiary, under these Canadian hotel agreements will be in U.S. dollars only, we do not expect to have material amounts of currency gains in respect of our Canadian investments.

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. However, we believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because we intend to:

•              own our assets for investment with a view to long-term income production and capital appreciation;

•              engage in the business of developing, owning and operating our existing properties and acquiring, developing, owning and operating new properties; and

•              make occasional dispositions of our assets consistent with our long-term investment objectives.

For our 2004 and prior taxable years, if we failed to satisfy one or both of the 75% or 95% gross income tests, we may nevertheless qualify as a REIT for that year if:

•              our failure to meet the test was due to reasonable cause and not due to willful neglect;

•              we report the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and

•              any incorrect information on the schedule was not due to fraud with intent to evade tax.

We have in the past attached and for our 2004 taxable year will continue to attach a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

The 2004 Act has modified this relief provision for failures to satisfy either or both of the 75% or the 95% gross income tests in the case of failures for our 2005 taxable year or later. Specifically, if we fail to satisfy either or both of the gross income tests for a taxable year after 2004, we may nevertheless qualify as a REIT for that year if our failure to meet the test is due to reasonable cause and not due to willful neglect and, after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year. It is impossible to state whether in all circumstances we would be entitled to the benefit of this revised relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, multiplied by a fraction intended to reflect our profitability.

Asset Tests. At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

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

•              Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are “straight debt” securities or otherwise excepted as discussed below.

•              For our 2001 taxable year and thereafter, our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 20% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. In addition, for our 2005 taxable year and thereafter, the 2004 Act provides that if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.

The 2004 Act clarifies and expands, on a retroactive basis so as to be effective for our 2001 taxable year forward, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt”

securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

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

In connection with lease defaults, we terminated occupancy of some of our hotels by defaulting tenants and immediately leased these hotels to our taxable REIT subsidiaries and entered into new third party management agreements for these hotels. We may in the future employ similar arrangements if we ever again face lease or occupancy terminations.

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

In one case involving a manager whose hotel management activities for parties unrelated to us was not as extensive as those of our other managers, we received an opinion of counsel that the particular manager should qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Internal Revenue Code, and that, although the matter is not free from doubt, it is reasonable for us to rely on such opinion for purposes of the relief provisions under the REIT gross income tests summarized above. Accordingly, although there can be no assurance in this regard, we expect that the rental income we receive from our taxable REIT subsidiaries will qualify as “rents from real property” under the REIT gross income tests. We also took steps to qualify for the 75% and 95% gross income tests’ relief provision, including for example attaching an applicable schedule of gross income to our federal income tax returns as previously required by Section 856(c)(6) of the Internal Revenue Code. Thus, even if the IRS or a court ultimately determines that one or more of our managers failed to operate “qualified lodging facilities” for others sufficient to qualify as an eligible independent contractor, and that this failure thereby implicated our compliance with the REIT gross income tests, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.

As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid by our taxable REIT subsidiary to us exceed an arm’s length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our taxable REIT subsidiaries’ management agreements will be respected for purposes of the requirements of the Internal Revenue Code discussed above. Accordingly, we expect that the rental income from our current and future taxable REIT subsidiaries will qualify favorably as “rents from real property,” and that the 100% tax on excessive rents from a taxable REIT subsidiary will not apply.

Annual Distribution Requirements. In order to qualify for taxation as a REIT under the Internal Revenue Code, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(A)          the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the Internal Revenue Code, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(B)           the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

Distributions we made to our shareholders during 2003 were insufficient to meet the 90% distribution requirement and to fully distribute all of our 2003 “real estate investment trust taxable income”, even after taking into account our distribution to our common shareholders on January 30, 2004 that was treated for all tax purposes as made in 2003 under the rules discussed above. We therefore elected to apply one or more of our regular, periodic 2004 distributions toward our 2003 distribution requirements and toward full distribution of our 2003 “real estate investment trust taxable income.” Distributions we made to our shareholders during 2004 were sufficient to meet the 90% distribution requirement but insufficient to fully distribute all of our 2004 “real estate investment trust taxable income”, even after taking into account our distribution to our common shareholders on January 31, 2005 that was treated for all tax purposes as made in 2004 under the rules discussed above. We therefore intend to elect to apply one or more of our regular, periodic 2005 distributions toward full distribution of our 2004 “real estate investment trust taxable income”, all in the manner described above. These “clawbacks” of 2004 and 2005 distributions, other than the January 2004 and January 2005 common distributions, do not relate back to our 2003 or 2004 taxable years, respectively, for purposes of the 4% excise tax; nonetheless, we owed no excise tax in respect of these taxable years.

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

Acquisition of Hotels and C Corporation. As discussed above, on February 16, 2005, we purchased 12 hotels. Nine of these hotels are located in the United States, two are located in Canada, and one is in Puerto Rico. In order to acquire the hotel in Puerto Rico, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset. Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the Internal Revenue Code. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation are treated as ours for purposes of the various REIT qualification tests described above. In a stock acquisition, we are generally treated as the successor to the acquired corporation’s federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits. However, because we made an election under Section 338(g) of the Internal Revenue Code in respect of this acquired corporation, we did not succeed to its earnings and profits, nor do we have any built-in gain in the former C corporation’s assets.

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

The 2004 Act imposes a penalty, effective for federal tax returns with due dates after October 22, 2004, for the failure to properly disclose a “reportable transaction.” A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, unless the shareholder has financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the Internal Revenue Code.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

Except as discussed below with respect to certain capital gains dividends in taxable years after 2004, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; the non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and corporate non-U.S. shareholders may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability. If for any taxable year we designate capital gain dividends for our shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the New York Stock Exchange and (2) the foreign shareholder does not own more than 5% of that class of shares at any time during the taxable year in which the capital gain dividends are received. As such, qualifying non-U.S. shareholders will no longer be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will no longer be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. These recharacterized dividends will still be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate as reduced by applicable treaty.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28%. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.

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

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any capital gain distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that invests in our shares.

Item 2. Properties

At December 31, 2004, we had real estate investments in 285 hotels that were operated by third parties. The following table summarizes certain information about our properties as of December 31, 2004.

Location of Properties by State	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value
		(in thousands)	(in thousands)
Alabama	4	$32,608	$26,505
Arizona	15	145,179	116,754
California	28	421,666	357,627
Colorado	4	36,329	30,226
Connecticut	1	7,218	6,850
Delaware	1	15,107	12,360
Florida	18	190,367	155,563
Georgia	20	195,714	161,374
Hawaii	1	44,191	39,304
Illinois	14	149,785	126,569
Indiana	3	28,625	23,073
Iowa	2	16,012	12,406
Kansas	4	26,895	21,944
Kentucky	1	5,094	3,921
Louisiana	1	30,856	24,573
Maryland	8	87,341	72,825
Massachusetts	13	148,346	122,526
Michigan	12	104,346	89,986
Minnesota	3	30,429	23,871
Missouri	6	90,131	66,559
Nebraska	1	5,951	4,912
Nevada	3	44,689	38,711
New Jersey	11	158,839	132,492
New Mexico	2	22,123	17,543
New York	4	46,019	37,539
North Carolina	16	135,202	111,427
Ohio	5	38,249	31,984
Oklahoma	2	17,416	14,027
Pennsylvania	9	102,728	80,318
Rhode Island	1	11,918	9,297
South Carolina	3	26,408	22,328
Tennessee	8	112,127	89,077
Texas	29	276,329	233,791
Utah	3	60,252	46,768
Virginia	21	219,750	177,926
Washington	6	78,261	66,405
West Virginia	1	8,550	7,122
Wisconsin	1	9,940	7,990
Total	285	$3,180,990	$2,624,473

At December 31, 2004, nine of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 30 years, and the ground lessors are unrelated to us. Ground rent payable under the nine ground leases is generally calculated as a percentage of hotel revenues. Seven of the nine ground leases require minimum annual rent ranging from approximately $102,406 to $255,760 per year; rent under two ground leases has been pre-paid. Generally payments of ground lease obligations are made by our manager or tenant. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may also require the consent of the applicable ground lessor and its lenders. We have no current intent to make any pledge of our ground lease interests.

As described in “Item 1. Business,” on February 16, 2005, we purchased 12 hotels for $394.5 million. The hotels are located in six states in the United States (California (4), Georgia, New York, South Carolina, Tennessee and Texas), Toronto, Canada (2), and San Juan, Puerto Rico. Four of these hotels are located, in whole or in part, on leased land and are subject to ground leases. One of the hotels, the InterContinental® Hotel in Toronto, Ontario, is wholly on leased land has a ground lease which expires in 2086 and has current minimum annual rent of approximately CAD 556,396.

Item 3. Legal Proceedings

In the ordinary course of business we are involved in litigation incidental to our business; however we are not aware of any material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

Our common shares are traded on the New York Stock Exchange (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the New York Stock Exchange Composite Transactions reports:

2003	High	Low
First Quarter	$35.87	$29.41
Second Quarter	33.00	26.50
Third Quarter	35.09	29.50
Fourth Quarter	42.39	34.80

2004	High	Low
First Quarter	$46.40	$40.40
Second Quarter	46.86	35.56
Third Quarter	43.50	39.06
Fourth Quarter	47.35	41.87

The closing price of our common shares on the New York Stock Exchange on March 9, 2005, was $41.29 per share.

As of March 9, 2005, there were 1,132 shareholders of record, and we estimate that as of such date there were in excess of 64,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2003	2004
First Quarter	$0.72	$0.72
Second Quarter	0.72	0.72
Third Quarter	0.72	0.72
Fourth Quarter	0.72	0.72
Total	$2.88	$2.88

All common distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$498,122	$209,299	$79,328	$37,982	$—
Rental income	128,472	217,253	247,488	240,290	234,377
FF&E reserve income	18,390	18,335	21,600	24,652	25,753
Interest income	384	398	290	953	2,893
Gain on lease terminations	—	107,516	—	—	—
Total revenues	645,368	552,801	348,706	303,877	263,023
Expenses:
Hotel operating expenses	333,818	145,863	50,515	24,375	—
Interest	50,393	44,536	42,424	41,312	37,682
Depreciation and amortization	114,883	104,807	96,474	91,395	84,303
General and administrative	19,386	16,800	15,491	14,839	14,767
Loss on early extinguishment of debt	—	2,582	1,600	—	—
Total expenses	518,480	314,588	206,504	171,921	136,752
Income before gain on sale of real estate	126,888	238,213	142,202	131,956	126,271
Gain on sale of real estate	203	—	—	—	—
Net income	127,091	238,213	142,202	131,956	126,271
Preferred distributions	9,674	14,780	7,572	7,125	7,125
Excess of liquidation preference over carrying value of preferred shares	2,793	—	—	—	—
Net income available for common shareholders	$114,624	$223,433	$134,630	$124,831	$119,146
Common distributions paid	$190,200	$180,213	$178,856	$163,592	$156,404
Weighted average common shares outstanding	66,503	62,576	62,538	58,986	56,466

Per Common Share Data:
Net income available for common shareholders	$1.72	$3.57	$2.15	$2.12	$2.11
Distributions per common share	$2.88	$2.88	$2.87	$2.83	$2.78

Balance Sheet Data (as of December 31):
Real estate properties, at cost	$3,180,990	$3,179,507	$2,762,322	$2,629,153	$2,429,421
Real estate properties, net	2,624,473	2,685,208	2,336,412	2,265,824	2,157,487
Total assets	2,689,425	2,761,601	2,403,756	2,354,964	2,220,909
Debt, net of discount	697,505	826,126	473,965	464,781	464,748
Shareholders’ equity	1,685,873	1,645,528	1,645,020	1,604,519	1,482,940

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Hotel Industry Conditions

As a result of terrorism concerns, the war with Iraq and the impact of a recessionary economy, the U.S. hotel industry experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. During 2004, the U.S. hotel industry benefited from an expanding economy and limited new hotel supply. For 2004, seven of our eight combinations of hotels reported increases in revenue per available room, or RevPAR; however hotel profitability generally remained below 2000 levels. All of our operating agreements and leases contain security features, such as security deposits and in certain instances, guarantees, which are intended to protect payment of owner’s priority returns and minimum rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of our hotels continues at the current level for an extended period. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

Recent Developments

Agreement with Prime Hospitality Corp. On December 9, 2003, we entered into an agreement with Prime for the management of 36 of our hotels (12 former Wyndham® hotels and 24 AmeriSuites® hotels). This agreement was effective January 1, 2004, with respect to the 24 AmeriSuites® hotels and was effective February 1, 2004, with respect to the 12 Prime HotelsSM. This agreement provided that our 12 Wyndham® hotels would be rebranded as Prime HotelsSM and that our 24 AmeriSuites® hotels would continue to be operated as AmeriSuites®. This agreement provides that Prime pay us an owner’s priority return of $26,000 per year plus 50% of cash flow after payment of operating costs, payment of our priority return, funding the FF&E reserve and reimbursement of working capital and guaranty advances, if any. Prime provided a limited guarantee of our priority return of $26,000 per year. This agreement has an initial term expiring in 2018 and Prime has two consecutive renewal options for 15 years each, thereafter.

In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these 36 hotels to Hyatt. We believe the transfer of operating responsibility from Prime to Hyatt was a breach of our agreement with Prime. Pursuant to a guarantee given by Prime and being honored by Blackstone and Hyatt, the minimum returns due to us have continued to be timely paid. However, as a result of the 2004 RevPAR declines at the Prime HotelsSM, this hotel combination experienced a decline in RevPAR and the income that we realized from these hotels is less than we would have realized without such declines. We are currently having discussions with Hyatt concerning the operating plans for all 36 of these hotels with particular reference to Hyatt’s plans to improve operations at the 12 Prime HotelsSM. If we cannot reach agreement with Hyatt regarding these matters, we may decide to assign operations for some or all of these 36 hotels to a new operator and to seek remedies which may be available to us from Hyatt, Prime and/or Blackstone.

Agreement with InterContinental. On December 17, 2004, we agreed to purchase 13 hotels from InterContinental, for $450,000. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two Staybridge Suites® hotels, and have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting rooms. The hotels are located in six states in the United States; one InterContinental hotel® and one Staybridge Suites® hotel are located in Toronto, Canada, and one InterContinental® hotel is located in San Juan, Puerto Rico. The $450,000 purchase price includes $25,000 which we have agreed to pay InterContinental during the three years following the closing in connection with certain improvements to the hotels. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels. The purchase of one InterContinental hotel (with an allocated purchase price of $30,500) was delayed and is expected to be completed by June 30, 2005. Changed circumstances may further delay this purchase or prevent its occurring.

Simultaneously with our purchase of these hotels, we entered a long term combination management agreement for 11 of the 12 hotels and a long term lease for one hotel, the InterContinental hotel in San Juan, Puerto Rico, with subsidiaries of InterContinental. When the acquisition of the remaining hotel is completed, it will be added to the management agreement for the 11 hotels purchased on February 16, 2005. The combined annual amount payable to us for all 13 hotels as owner’s priority return under the management agreement and base rent under the lease is $37,750 in 2005, increases to $40,725 in 2006 and increases to approximately $42,000 after the full $450,000 purchase price has been paid. In addition, we are entitled to receive cash flow remaining after base and incentive management fees are paid to InterContinental at the managed hotels and, starting in 2007, a percentage of increases in gross revenues over a threshold at each of the hotels. The owner’s priority return under the management agreement and the base rent under the lease are measured and payable in U.S. dollars. Other amounts due under these agreements, with respect to the two hotels located in Canada, may be measured in Canadian dollars, but will be payable in U.S. dollars. The management agreement and the lease will each extend through 2029, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay owner’s priority return under the management agreement and the base rent under the lease are supported by a limited, partial guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the owner’s priority return under the management agreement is also supported by a limited, partial guaranty from the InterContinental subsidiary tenant for the Puerto Rico hotel. The agreements also provide for a reserve for capital expenditures starting in 2007.

Management Agreements and Leases

As of December 31, 2004, each of our 285 hotels is included in one of eight combinations of hotels which is either leased to one of our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company or leased to a third party. At December 31, 2004, we had 177 managed hotels and 108 leased hotels. Our consolidated income statement includes hotel operating revenues and expenses of our managed hotels, and only rental income for leased hotels. With the closing of the acquisition of 12 hotels from InterContinental on February 16, 2005, described above, we own 297 hotels of which 188 are managed and 109 leased. Additional information regarding the terms of our leases and management agreements is included in the table on pages 43 and 44.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	For the year ended December 31,
	2004	2003	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Hotel operating revenues	$498,122	$209,299	$288,823	138.0%
Rental income:
Minimum rent	125,669	216,125	(90,456)	-41.9%
Percentage rent	2,803	1,128	1,675	148.5%
FF&E reserve income	18,390	18,335	55	0.3%
Interest income	384	398	(14)	-3.5%
Gain on lease terminations	—	107,516	(107,516)	-100.0%

Hotel operating expenses	333,818	145,863	187,955	128.9%
Interest expense	50,393	44,536	5,857	13.2%
Depreciation and amortization	114,883	104,807	10,076	9.6%
General and administrative	19,386	16,800	2,586	15.4%
Loss on early extinguishment of debt	—	2,582	(2,582)	-100.0%

Net income	127,091	238,213	(111,122)	-46.6%
Net income available for common shareholders	114,624	223,433	(108,809)	-48.7%
Weighted average shares outstanding	66,503	62,576	3,927	6.3%
Net income available for common shareholders per common share	$1.72	$3.57	(1.85)	-51.8%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2004 due to: (i) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; (ii) the change of 13 hotels under our agreement with Marriott from leased to managed hotels after the 2003 first quarter; (iii) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood Hotel Company, or Candlewood, and for 12 hotels purchased from Candlewood on that day; (iv) the initiation of a new management agreement on January 1, 2004, for 24 hotels previously leased to Prime; (v) the initiation of management agreements and termination of leases for 27 hotels previously leased to Wyndham International, Inc., or Wyndham, in the second quarter of 2003; and (vi) the general increase in hotel revenues due to the improving lodging industry conditions during 2004.

Hotel operating revenues of our 177 managed hotels, including revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $510,124 in 2004, an increase of 1.1% from hotel operating revenues of $504,714 in 2003. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our former Summerfield Suites by Wyndham® and Wyndham® hotels, which were in the process of being rebranded during 2004 as Staybridge Suites® and Prime HotelsSM, respectively.

Hotel operating expenses for our managed hotels, including expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $351,221 in 2004, a decrease of 0.8% from hotel operating expenses of $354,033 in 2003. This decrease is due primarily to lower franchise related costs at certain of our rebranded hotels partially offset by increased wage and benefit costs.

Certain of our managed hotels had net operating results that were $10,595 and $6,922 less than the minimum returns due to us in 2004 and 2003, respectively. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each year because the minimum returns were funded by our managers.

The decrease in rental income is primarily a result of the elimination of $94,313 of minimum rent for 128 of our hotels which were previously leased to third parties but are now managed for our account by independent hotel operating companies. This decrease was partially offset by increased rental income resulting from our funding of improvements at certain of our leased hotels in 2004 and 2003 and an increase in percentage rent due to increased sales at our leased hotels in 2004 versus 2003.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales versus 2003 at certain of our recently modernized Courtyard by Marriott® hotels. This increase is partially offset by six hotels under our agreement with Marriott which were changed from leased to managed hotels during 2003 and seven additional hotels under this agreement which were changed from leased to managed hotels in June 2004. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The decrease in interest income is due to a lower average cash balance, offset to some extent by a higher average interest rate during 2004.

We recorded a $203 gain on the sale of a Summerfield Suites hotel located in Buckhead, Georgia in the 2004 second quarter.

We recorded a $107,516 gain on lease terminations in 2003 as a result of the termination of our leases with Wyndham and Candlewood.

The increase in interest expense is primarily due to higher average borrowings and a higher weighted average interest rate during 2004.

The increase in depreciation and amortization is due principally to the depreciation of 35 hotels acquired during 2003 and the impact of the purchases in 2003 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in 2004 and the retirement of fully depreciated assets of $50,619 and $36,418 throughout 2004 and 2003, respectively.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2004 and 2003 and due diligence costs of approximately $500 incurred in 2004 in connection with a failed potential acquisition.

In 2003, we recorded an expense of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share were primarily due to the gain on lease terminations recorded in 2003 and the other investment and operating activities discussed above. The decrease in net income available for common shareholders per common share was also impacted by our sale of 4.6 million common shares in February and March 2004.

Cash flow from operations was $223,118 in 2004, a 1.7% increase from $219,405 in 2003 primarily due to changes in items affecting net income discussed above. Cash used in investing activities was $2,461 in 2004, a 99.3% decrease from $371,610 in 2003, primarily due to our acquisition of 35 hotels in 2003 and proceeds from the sale of a hotel in 2004. Cash used in financing activities was $211,191 in 2004, compared with cash provided by financing activities of $151,296 in 2003. The significant components of the variance between periods are $192,684 of proceeds from issuance of common shares in 2004 versus none in 2003, $75,000 preferred share redemption in 2004 versus none in 2003 and $129,000 net debt repayments (principally with the common share proceeds) in 2004 versus net borrowings of $201,000 in 2003. The proceeds of the 2003 borrowings were used primarily to fund our 2003 hotel acquisitions.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	For the year ended December 31,
	2003	2002	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Hotel operating revenues	$209,299	$79,328	$129,971	163.8%
Rental income:
Minimum rent	216,125	245,197	(29,072)	-11.9%
Percentage rent	1,128	2,291	(1,163)	-50.8%
FF&E reserve income	18,335	21,600	(3,265)	-15.1%
Interest income	398	290	108	37.2%
Gain on lease terminations	107,516	—	107,516	100.0%

Hotel operating expenses	145,863	50,515	95,348	188.8%
Interest expense	44,536	42,424	2,112	5.0%
Depreciation and amortization	104,807	96,474	8,333	8.6%
General and administrative	16,800	15,491	1,309	8.5%
Loss on early extinguishment of debt	2,582	1,600	982	61.4%

Net income	238,213	142,202	96,011	67.5%
Net income available for common shareholders	223,433	134,630	88,803	66.0%
Weighted average shares outstanding	62,576	62,538	38	0.1%
Per common share
Net income available for common shareholders per common share	$3.57	$2.15	$1.42	66.0%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2003 due to: (i) the initiation of new management agreements in April and May 2003 for 27 hotels previously leased to Wyndham; (ii) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; and (iii) the 12 hotels under our agreement with Marriott, which were changed from leased to managed hotels during 2002 and 2003.

Hotel operating revenues of our 71 managed hotels, including revenues which relate to periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, at December 31, 2003, were $298,522 for 2003, a decrease of 1.9% from hotel operating revenues of $304,412 in 2002 due primarily to a 0.6% decline in RevPAR. This decrease is attributable primarily to the general slowdown of business travel in the United States and the impact of changes in management of some of our hotels resulting from tenant lease defaults.

Hotel operating expenses for our managed hotels, including expenses which relate to periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $208,890 in 2003, a 3.2% increase from hotel operating expenses of $202,502 in 2002. This increase is due primarily to higher wage and benefits costs. Our managed hotels had net operating results that were $6,922 in 2003 and $5,822 in 2002 less than the minimum returns due to us. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each year because the minimum returns were funded by our managers.

The decrease in rental income is due primarily to the elimination of $29,982 of rental income in 2003 for the 27 hotels previously leased to Wyndham which began to be managed by third parties in April and May 2003, the replacement of $8,369 of rental income under our agreement with Marriott with hotel operating revenues and expenses for 12 hotels which were changed from leased to managed hotels during 2002 and 2003 and decreased percentage rent due to lower hotel sales at our leased hotels and the impact of lease defaults in 2003. These decreases were partially offset by rental income resulting from our acquisition of 21 Candlewood hotels in April 2002 and seven Candlewood hotels in July 2003, and from returns from our funding of improvements at certain of our leased hotels during 2002 and 2003.

The decrease in FF&E reserve income is due primarily to reduced levels of hotel sales attributable to the general slowdown of business travel across the United States and the lease defaults described above. Part of this decrease is also due to activities related to the 12 hotels under our agreement with Marriott which were leased and began to be managed at various times during 2002 and 2003, as discussed above.

The increase in interest income is due to a higher average cash balance, offset to some extent by a lower average interest rate during 2003.

We recorded a $107,516 gain on lease terminations in 2003, as a result of the termination of our leases with Wyndham and Candlewood.

The increase in interest expense is primarily due to higher average borrowings, partially offset by a lower weighted average interest rate during 2003.

The increase in depreciation and amortization is due principally to the impact of the depreciation of 23 hotels acquired in July of 2003 and the 21 hotels acquired in April 2002, capital improvements we funded at some of our Courtyard by Marriott® hotels and the impact of the acquisition of depreciable assets during 2002 and 2003 purchased with funds from FF&E reserve accounts owned by us and other funds. This increase was partially offset by the retirement of fully depreciated assets of $36,418 and $29,964 throughout 2003 and 2002, respectively.

The increase in general and administrative expense is due principally to the impact of additional hotel investments during 2002 and 2003.

We recorded expenses on the early extinguishment of debt of $2,582 and $1,600, on February 18, 2003 and July 18, 2002, respectively, to write-off the unamortized deferred financing costs associated with $150,000 and $115,000, respectively, of senior notes we redeemed.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share were primarily due to the gain on lease terminations recorded in 2003, and the other investment and operating activities discussed above.

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

Liquidity and Capital Resources

Our Operators and Tenants

As of March 9, 2005, all 297 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our returns and minimum rents under their guarantees to us, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features of our nine agreements is presented in the table on pages 43 and 44. Of our eight operating agreements in place during 2004, four hotel combinations, representing 125 hotels, generated coverage of at least 1.0x during 2004. The remaining four combinations, representing 160 hotels, generated coverages of .8x to .9x in 2004.

Two hundred twenty-six (226) hotels we own in seven combinations, 79% of our total investments, at cost, are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the third party operator or tenant from the future cash flows from our hotels after our future minimum returns and rents are paid.

As of March 9, 2005, all payments due, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during 2004, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of our hotels continues at the current level for an extended period. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline.

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

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999, federal legislation known as the REIT Modernization Act, or the RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates. As, and if, the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of December 31, 2004, there was approximately $38,945 on deposit in these escrow accounts, of which $38,511 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $434 is held in an account owned by one of our tenants and is not reflected on our balance sheet; but we have security and remainder interests in the account owned by this tenant. During 2004, $29,055 was contributed to these accounts and $52,553 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to accommodate occasional cash needs that may result from timing differences between the receipt of rents and returns and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility (3.8% per annum at December 31, 2004) is payable at a spread above LIBOR. As of December 31, 2004, we had $72,000 outstanding on our facility. We are currently having preliminary discussions with the lead lender of our credit facility concerning possible enlargement and extension of our credit facility.

At December 31, 2004, we had $15,894 of cash and cash equivalents and $278,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

As described above, on December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental for $450,000. We acquired 12 of the 13 hotels on February 16, 2005, for approximately $394,500 using proceeds from the senior notes issuance described below and borrowings under our revolving credit facility. We expect to complete the purchase of the final hotel for $30,500 by June 30, 2005, using existing cash balances or borrowings under our revolving credit facility. The $450,000 purchase price includes $25,000 which we have agreed to pay InterContinental during the next three years in connection with certain improvements to the hotels.

We expect to fund $20,484 for improvements to three of our Marriott hotel portfolios in 2005 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels will increase by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to our agreement with InterContinental for management of 15 Staybridge Suites® hotels (part of a 30 hotel combination), we agreed to fund $20,000 for rebranding costs and other capital improvements. As part of this agreement, InterContinental will provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. The timing of our funding to InterContinental and its funding of the deposit to us are expected to be simultaneous. As of December 31, 2004, $10,000 of these fundings have occurred and the balance is expected to occur in 2005.

Pursuant to the agreement we entered with Prime on December 9, 2003, for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements during 2005. As of December 31, 2004, $10,000 of funding has occurred. The balance of this funding is expected to occur during 2005, although it may be delayed because of our current discussions with Hyatt as described above.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012 and $300,000 in 2013. As of December 31, 2004, we had one mortgage note we assumed in connection with our acquisition of a hotel with a principal balance of $3,826. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note is prepayable at a premium beginning on August 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

On December 1, 2004, a distribution of $0.5546875 per Series B preferred share was declared with respect to fourth quarter 2004 and was paid to shareholders on January 18, 2005. On December 17, 2004, a distribution of $0.72 per common share was declared with respect to fourth quarter 2004 results and was paid to shareholders on January 31, 2005, using cash on hand and borrowings under our revolving credit facility.

On February 23, 2004, we sold 4,000,000 of our common shares in a public offering at $43.93 per share. On March 8, 2004, we sold an additional 600,000 common shares of beneficial interest at $43.93 per share pursuant to an over allotment option granted to the underwriters. Net proceeds, from both these sales, after underwriting and other offering expenses, were $192,684. These proceeds were used to reduce borrowings outstanding under our revolving credit facility.

On April 12, 2004, we redeemed all of our outstanding 9 ½% Series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. This redemption was funded with borrowings under our revolving credit facility.

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses were approximately $297,192. As described above, these proceeds were used to partially fund the acquisition of 12 hotels from InterContinental on February 16, 2005.

When amounts are outstanding on our revolving credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of December 31, 2004, we had $2,086,672 available on our shelf registration. This amount was reduced by our February 2005 issuance of $300,000 of 5.125% senior notes due 2015 to $1,786,672. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

As of December 31, 2004, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$700,826	$72,060	$137	$150,161	$478,468
Purchase Obligation (1)	450,000	435,000	15,000	—	—
Ground Lease Obligations (2)	19,086	1,119	2,237	2,027	13,703
Capital improvements (3)	40,484	40,484	—	—	—
Total	$1,210,396	$548,663	$17,374	$152,188	$492,171

(1)          On December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental. We acquired 12 of the hotels on February 16, 2005 for approximately $394,500.

(2)          Nine of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payment of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel.

(3)          Represents amounts we expect to fund in addition to recurring FF&E reserve funding from hotel operations.

As of December 31, 2004, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2004, our secured debt obligations were limited to one mortgage note of $3,826 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at December 31, 2004, were our revolving credit facility, our $625,000 of publicly issued term debt and our $3,826 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of December 31, 2004, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility agreement.

Neither our indenture and its supplements nor our bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our credit facility.

Related Party Transactions

RMR provides management and administrative services to us under an agreement which is subject to annual approval by our compensation committee comprised of our independent trustees. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 of our average real estate investments and 0.5% thereafter, plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fee payable to RMR is paid in common shares. Aggregate fees earned by RMR during 2004 for services were $15,812. No incentive fee was payable for the year 2004. Our compensation committee has approved the renewal of the RMR agreement for its current term which will end December 31, 2005. RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services. We pay a pro rata share of RMR’s costs in providing that function. Our audit committee composed of our independent trustees approves the identity and salary of the individual serving as our internal audit manager, as well as the pro rata share of the costs which we pay. RMR is beneficially owned by Messrs. Martin and Portnoy who are our managing trustees. Messrs. Martin and Portnoy each have material interests in the transactions between us and RMR described above. All transactions between us and RMR are approved by our independent trustees.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our four most critical accounting policies concern our investments in hotels and are as follows:

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

Allocation of Purchase Price and Recognition of Depreciation Expense. The acquisition cost of each hotel investment is allocated to various property components such as land, buildings and improvements, and each component generally has a different useful life. For hotels acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards No. 141, “Business Combinations”, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Acquisition cost allocations and the determination of the useful lives are based on our estimates or, under some circumstances, studies commissioned from independent experts. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The value of intangible assets is amortized over the term of the respective lease. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by accounting principles generally accepted in the United States.

Impairment of Assets. We periodically evaluate our hotel investments for impairment indicators. These indicators may include weak or declining operating profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related hotel investment by comparing it to the expected future undiscounted cash flows to be generated from that hotel. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to the present value of these expected future cash flows. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, that was effective for all enterprises with variable interest entities created after January 31, 2003. In December 2003, FASB issued a revised FIN 46, which provided for the deferral of the effective date of the interpretation to January 1, 2004, for variable interest entities created prior to January 31, 2003. Under FIN 46, if an entity is determined to be a variable interest entity, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities’ net assets. When our TRS enters a new operating agreement or materially modifies an existing operating agreement we are required to assess if we are or continue to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS. Incorrect assumptions or estimates of, among other things, occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary. The adoption of FIN 46 had no effect on our financial statements.

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

Property Management Agreements, Leases and Operating Statistics

As of March 9, 2005, we owned 297 hotels which are grouped into nine combinations and managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation, or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, revenue per day per available room, or RevPAR, and coverage of our owner’s priority returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our hotels and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Homestead Studio Suites®
Management Agreements and Property Leases

Number of Hotels:	53	18	35	19	18

Number of Rooms/Suites:	7,610	2,178	5,382	2,756	2,399

Number of States:	24	14	15	14	5

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.

Investment (000s) (1):	$555,126	$185,695	$455,655	$274,222	$145,000

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960

End of Current Term:	2012	2010	2019	2015	2015

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.

Current Annual Minimum Return/Rent (000s):	$55,401	$18,550	$47,291	$28,508	$15,960

Percentage Return/Rent (3):	5.0%	7.5%	7.0%	7.0%	10.0%

Tenant Operating Statistics

Rent/Return Coverage (4) (5):
Year ended 12/31/03:	1.0x	1.0x	0.8x	0.7x	1.1x
Year ended 12/31/04:	1.3x	1.0x	0.9x	0.9x	1.2x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo Crestline and Marriott.	Homestead parent guarantee and $15,960 letter of credit.

(1)   Table includes investment amounts as of December 31, 2004. Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)   Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(3)   Each management contract or lease provides for payment to us of a percentage of increases in total hotel sales over base year levels as additional return or rent.

(4)   We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or rent payments due to us.

(5)   For the hotels managed by Marriott, the data presented is for the comparable fiscal years ended January 2, 2004, and December 31, 2004.

Hotel Brand	Staybridge Suites®	Candlewood Suites®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites® (1)	Prime HotelsSM AmeriSuites® (7)	Total/ Range/ Average (all investments) (1)
Management Agreements and Leases

Number of Hotels:	30	76	12	36	297

Number of Rooms/Suites:	3,694	9,220	3,757	5,250	42,246

Number of States:	16	29	6 plus Ontario and Puerto Rico	19	38 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS.	Our TRS and a subsidiary of InterContinental.	Our TRS.

Manager:	Subsidiary of InterContinental.	Subsidiary of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.

Investment (000s) (1):	$415,708	$590,250	$394,500	$425,920	$3,442,076

Security Deposit (000s):	$26,872(2)	—	—	—	$175,304

End of Current Term:	2023	2028	2029	2018	2010-2029 (average 14.8 years)

Renewal Options (3):	2 for 12.5 years each.	2 for 15 years each.	2 for 15 years each	2 for 15 years each.

Current Annual Minimum Return/Rent (000s):	$36,097	$60,000	$34,869	$26,000	$322,676

Percentage Return/Rent (4):	7.5%	7.5%	7.5%	(5)	5%-10%

Tenant Operating Statistics

Rent/Return Coverage (6):
Year ended 12/31/03:	0.7x	0.8x	N/A	1.0x	0.7x – 1.1x
Year ended 12/31/04:	0.8x	0.8x	N/A	1.1x	0.8x – 1.3x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantees provided by InterContinental.	Limited guarantee provided by Prime.

(1)   Table includes investment amounts as of December 31, 2004, except amounts adjusted to give effect to the acquisition of 12 hotels from InterContinental on February 16, 2005. Amounts exclude one additional InterContinental® hotel in Austin, TX with 189 rooms, which we expect to purchase from InterContinental before June 30, 2005, for approximately $30,500. Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)   Additional security deposit of $10,000 to be funded in 2005.

(3)   Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

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

(6)   We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or rent payments due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of operating agreements.

(7)   In December 2003, we entered into an agreement with Prime for the management of these 36 hotels, effective January 1, 2004. In October 2004, Prime was sold to Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these 36 hotels to Hyatt. See Item7., “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Developments” in this Annual Report on Form 10-K for the current status of these operating arrangements.

The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated for the 285 hotels we owned as of December 31, 2004:

Management Agreement/Lease	No. of Hotels	No. of Rooms/Suites	2004	2003(1)	Change
ADR
Host (no. 1)	53	7,610	$100.38	$95.51	5.1%
Host (no. 2)	18	2,178	94.86	93.32	1.7%
Marriott	35	5,382	94.71	91.19	3.9%
Barcelo Crestline	19	2,756	92.26	88.44	4.3%
InterContinental (no. 1)(2) (3)	30	3,694	89.65	89.99	-0.4%
InterContinental (no. 2)(2) (3)	76	9,220	55.97	54.77	2.2%
Hyatt(3) (4)	36	5,250	73.49	70.13	4.8%
Homestead	18	2,399	50.14	47.72	5.1%
Total/Average	285	38,489	$80.42	$77.20	4.2%

Occupancy
Host (no. 1)	53	7,610	71.3%	64.0%	7.3	pt
Host (no. 2)	18	2,178	79.3%	76.6%	2.7	pt
Marriott	35	5,382	76.3%	73.9%	2.4	pt
Barcelo Crestline	19	2,756	73.8%	69.0%	4.8	pt
InterContinental (no. 1)(2) (3)	30	3,694	75.3%	74.2%	1.1	pt
InterContinental (no. 2)(2) (3)	76	9,220	71.2%	72.0%	-0.8	pt
Hyatt(3) (4)	36	5,250	61.5%	67.9%	-6.4	pt
Homestead	18	2,399	79.2%	75.9%	3.3	pt
Total/Average	285	38,489	72.1%	70.6%	1.5	pt

RevPAR
Host (no. 1)	53	7,610	$71.57	$61.13	17.1%
Host (no. 2)	18	2,178	75.22	71.48	5.2%
Marriott	35	5,382	72.26	67.39	7.2%
Barcelo Crestline	19	2,756	68.09	61.02	11.6%
InterContinental (no. 1)(2) (3)	30	3,694	67.51	66.77	1.1%
InterContinental (no. 2)(2) (3)	76	9,220	39.85	39.43	1.1%
Hyatt(3) (4)	36	5,250	45.20	47.62	-5.1%
Homestead	18	2,399	39.71	36.22	9.6%
Total/Average	285	38,489	$57.98	$54.50	6.4%

(1)          Includes data for the calendar year indicated, except for our Marriott branded hotels, which include data for the 52 and 53 week fiscal periods ended December 31, 2004 and January 2, 2004, respectively.

(2)          2003 includes data for periods prior to our ownership of certain hotels.

(3)          2003 includes data for periods hotels were not operated by the 2004 manager.

(4)          In December 2003, we entered into an agreement with Prime for the management of these 36 hotels, effective January 1, 2004. In October 2004, Prime was sold to Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these 36 hotels to Hyatt. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operaion – Recent Developments” in this Annual Report on Form 10-K for the current status of these operating arrangements.

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our rents and return payments to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our operators’ or tenants’ ability to meet their contractual obligations to us.

Impact of Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross hotel revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our operators’ or tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents. To mitigate the adverse impact of increased operating costs at our properties, all of our operating agreements contain security features, such as security deposits and in certain instances, guarantees of our returns or rents. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2003. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of March 9, 2005, our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

Principal Balance		Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$150,000		7.000%	$10,500	2008	Semi-Annually
50,000		9.125%	4,563	2010	Semi-Annually
125,000		6.850%	8,563	2012	Semi-Annually
300,000		6.750%	20,250	2013	Semi-Annually
300,000	(1)	5.125%	15,375	2015	Semi-Annually
$925,000			$59,251

(1)          Issued on February 15, 2005.

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $5,925. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 9, 2005, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $17,615.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. We have one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value after August 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity for one year for a fee. At December 31, 2004, we had $72,000 outstanding and $278,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $72,000 at December 31, 2004, was 3.8% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of December 31, 2004:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2004	3.8%	$72,000	$2,736
10% reduction	3.4%	$72,000	$2,448
10% increase	4.2%	$72,000	$3,024

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

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have no changes in or disagreements with our accountants regarding accounting and financial disclosure.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2004 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting, which is included in Item 15 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

In March 2004, we adopted a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR. Our code of business conduct and ethics is posted on our website, www.hptreit.com. A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy. We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under either our 1995 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. In addition, our independent trustees receive 500 shares per year each as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our trustees at the time of the grant. The following table is as of December 31, 2004.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	2,880,329

Equity compensation plans not approved by security holders	None.	None.	2,880,329

Total	None.	None.	2,880,329

(1)          The 1995 Incentive Share Award Plan was approved by our shareholder at the time; the 2003 Incentive Share Award Plan was approved by our Board of Trustees. Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 3,128,791 and 2,880,329 represents the combined total shares available under both plans on December 31, 2004.

Payments by us to RMR are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

(b) Exhibits

2.1

Amended and Restated Purchase and Sale Agreement, dated as of February 9, 2005, by and among BHR Texas, L.P., InterContinental Hotels Group Resources, Inc. (“InterContinental”), Crowne Plaza LAX, LLC, Holiday Pacific Partners Limited Partnership, 220 Bloor Street Hotel, Inc. and Staybridge Markham, Inc., as sellers, and HPT IHG-2 Properties Trust (“HPT IHG-2”), as buyer. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

2.2

Amended and Restated Stock Purchase Agreement, dated as of February 9, 2005, by and between Six Continents International Holdings, B.V., as seller, and HPT IHG-2, as buyer. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

3.1

Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998)

3.2	Articles Supplementary dated June 2, 1997. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

3.3	Articles Supplementary dated May 16, 2000. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

3.4	Articles Supplementary dated December 9, 2002. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

3.5	Composite copy of Amended and Restated Bylaws of the Company, as amended to date (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 10, 2004)

4.1	Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

4.2	Form of temporary 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED DECEMBER 5, 2002)

4.3

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

4.6	Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company’s 9.125% Senior Notes due 2010, including form thereof.

(INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.7

Supplemental Indenture No. 6 dated as of July 8, 2002 between the Company and State Street Bank and Trust Company, including form of 6.85% Senior Notes due 2012. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2002)

4.8

Supplemental Indenture No. 7 dated as of January 24, 2003 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company’s 6 3/4% Senior Notes due 2013, including form of thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

4.9

Supplemental Indenture No. 8 dated as of February 15, 2005 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company’s 5 1/8% Senior Notes due 2015, including form of thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

4.10

Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 29, 1997)

4.11

Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED December 13, 2004)

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

10.3	The Company’s 1995 Incentive Share Award Plan (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.4	Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003 (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.5	The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003 (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.6	Form of Restricted Share Agreement (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7	Representative form of Indemnification Agreement. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004)

10.8

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

10.10	Form of Lease Agreement between the Company and HMH HPT Courtyard, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

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

10.13

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

10.14	Form of Management Agreement by and between Courtyard and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001)

10.15

Pooling Agreement, dated as of June 15, 2001, by and among MI, Full Service Manager, Residence Inn, Courtyard, SpringHill, TownePlace and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.16	Amended and Restated Limited Rent Guaranty, dated as of June 15, 2001, made by MI in favor of HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.17	Guaranty, dated as of June 15, 2001, made by MI in favor of TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.18

Holdback and Security Agreement, dated as of June 15, 2001, by and among MI, St. Louis Airport, L.L.C., Nashville Airport, L.L.C., Residence Inn, Courtyard, SpringHill, TownePlace, Full Service Manager, CR14, CRTM17, TRS, HPTMI Hawaii and HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.19

Second Amended and Restated Lease Agreement, dated April 12, 2002, by and between HPT CW Properties Trust and Candlewood Leasing No. 3, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002)

10.20

Termination Agreement, dated October 27, 2003, among HPT CW Properties Trust, John G. Murray, Trustee of HPT CW MA Realty Trust, HH HPTCW II Properties LLC, the Company, Candlewood Hotel Company, Inc. and Candlewood Leasing No. 1, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.21

Management Agreement, dated as of October 27, 2003, by and between HPT TRS IHG-1, Inc. and InterContinental Hotels Group Resources, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.22	First Amendment to Management Agreement, dated as of February 16, 2005, by and between HPT TRS IHG-1 and InterContinental. (FILED HEREWITH)

10.23	Amended and Restated Consolidated Guaranty Agreement, dated as of February 16, 2005, by InterContinental Hotels Group Plc for the benefit of HPT TRS IHG-1 and the Company. (FILED HEREWITH)

10.24	Management Agreement, dated as of February 16, 2005, by and between HPT TRS IHG-2, Inc. (“HPT TRS IHG-2”) and IHG Management (Maryland) LLC. (FILED HEREWITH)

10.25	Lease Agreement, dated as of February 16, 2005, by and among HPT IHG PR, Inc. and InterContinental Hotels (Puerto Rico) Inc. (FILED HEREWITH)

10.26

Credit Agreement dated as of March 26, 2002 by and among the Company, First Union National Bank, as Administrative Agent, and the additional agents, arrangers and financial institutions a signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001)

10.27

Registration Agreement, dated as of October 10, 2003, by and between the Company and HRPT Properties Trust. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3 FILED AS OF OCTOBER 14, 2003 (FILE NO. 333-109658))

12.1	Computation of Ratio of Earnings to Fixed Charges. (FILED HEREWITH)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (FILED HEREWITH)

21.1	Subsidiaries of the Registrant. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP. (FILED HEREWITH)

23.2	Consent of Sullivan & Worcester LLP. (INCLUDED IN EXHIBIT 8.1 TO THIS ANNUAL REPORT ON FORM 10-K)

31.1	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH)

31.2	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH)

31.3	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH)

31.4	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (FILED HEREWITH)

32.1	Certification required by 18 U.S.C. Sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). (FURNISHED HEREWITH)

99.1	Amended and Restated Charter of the Compensation Committee, adopted on January 11, 2005. (FURNISHED HEREWITH)

99.2	Composite Copy of Governance Guidelines, effective January 11, 2005. (FURNISHED HEREWITH)

(+)	Management contract or compensatory plan or agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheet of Hospitality Properties Trust, as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited management’s assessment, included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting, that Hospitality Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hospitality Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Hospitality Properties Trust and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 7, 2005

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	As of December 31,
	2004	2003

Assets

Real estate properties, at cost:
Land	$460,748	$461,631
Buildings, improvements and equipment	2,720,242	2,717,876
	3,180,990	3,179,507
Accumulated depreciation	(556,517)	(494,299)
	2,624,473	2,685,208
Cash and cash equivalents	15,894	6,428
Restricted cash (FF&E escrow)	38,511	55,755
Other assets, net	10,547	14,210
	$2,689,425	$2,761,601

Liabilities and Shareholders’ Equity

Revolving credit facility	$72,000	$201,000
Senior notes, net of discounts	621,679	621,245
Mortgage payable	3,826	3,881
Security and other deposits	175,304	175,304
Dividends payable	50,300	45,063
Accounts payable and other	77,782	68,244
Due to affiliate	2,661	1,336
Total liabilities	1,003,552	1,116,073

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series A preferred shares; 9 1/2% cumulative redeemable; none and 3,000,000 shares issued and outstanding, aggregate liquidation preference $75,000	—	72,207
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 67,203,228 and 62,587,078 shares issued and outstanding, respectively	672	626
Additional paid-in capital	1,859,936	1,669,411
Cumulative net income	1,081,169	954,078
Cumulative preferred distributions	(51,680)	(40,092)
Cumulative common distributions	(1,287,530)	(1,094,008)
Total shareholders’ equity	1,685,873	1,645,528
	$2,689,425	$2,761,601

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Hotel operating revenues	$498,122	$209,299	$79,328
Rental income:
Minimum rent	125,669	216,125	245,197
Percentage rent	2,803	1,128	2,291
	128,472	217,253	247,488
FF&E reserve income	18,390	18,335	21,600
Interest income	384	398	290
Gain on lease terminations	—	107,516	—
Total revenues	645,368	552,801	348,706

Expenses:
Hotel operating expenses	333,818	145,863	50,515
Interest (including amortization of deferred financing costs of $2,744, $2,536 and $2,650, respectively)	50,393	44,536	42,424
Depreciation and amortization	114,883	104,807	96,474
General and administrative	19,386	16,800	15,491
Loss on early extinguishment of debt	—	2,582	1,600
Total expenses	518,480	314,588	206,504
Income before gain on sale of real estate	126,888	238,213	142,202
Gain on sale of real estate	203	—	—
Net income	127,091	238,213	142,202
Preferred distributions	9,674	14,780	7,572
Excess of liquidation preference over carrying value of preferred shares	2,793	—	—
Net income available for common shareholders	$114,624	$223,433	$134,630

Weighted average common shares outstanding	66,503	62,576	62,538

Basic and diluted earnings per common share:
Net income available for common shareholders	$1.72	$3.57	$2.15

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares			Additional Paid-in Capital	Cumulative Net Income	Total
	Series A		Series B		Cumulative Preferred Distributions			Cumulative Common Distributions
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares		Number of Shares	Common Shares
Balance at December 31, 2001	3,000,000	$72,207	—	$—	$(19,356)	62,515,940	$625	$(689,876)	$1,667,256	$573,663	$1,604,519

Issuance of shares, net	—	—	3,450,000	83,306	—	—	—	—	—	—	83,306
Common share grants	—	—	—	—	—	31,408	—	—	974	—	974
Net income	—	—	—	—	—	—	—	—	—	142,202	142,202
Distributions	—	—	—	—	(7,125)	—	—	(178,856)	—	—	(185,981)
Balance at December 31, 2002	3,000,000	72,207	3,450,000	83,306	(26,481)	62,547,348	625	(868,732)	1,668,230	715,865	1,645,020

Common share grants	—	—	—	—	—	39,730	1	—	1,181	—	1,182
Net income	—	—	—	—	—	—	—	—	—	238,213	238,213
Distributions	—	—	—	—	(13,611)	—	—	(225,276)	—	—	(238,887)
Balance at December 31, 2003	3,000,000	72,207	3,450,000	83,306	(40,092)	62,587,078	626	(1,094,008)	1,669,411	954,078	1,645,528

Issuance of shares, net	—	—	—	—	—	4,600,000	46	—	192,638	—	192,684
Common share grants	—	—	—	—	—	16,150	—	—	680	—	680
Redemption of preferred shares	(3,000,000)	(72,207)	—	—	—	—	—	—	(2,793)	—	(75,000)
Net income	—	—	—	—	—	—	—	—	—	127,091	127,091
Distributions	—	—	—	—	(11,588)	—	—	(193,522)	—	—	(205,110)
Balance at December 31, 2004	—	$—	3,450,000	$83,306	$(51,680)	67,203,228	$672	$(1,287,530)	$1,859,936	$1,081,169	$1,685,873

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002

Cash Flows From Operating Activities:
Net income	$127,091	$238,213	$142,202
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	114,883	104,807	96,474
Non-cash portion of gain on lease terminations	—	(104,951)	—
Amortization of deferred financing costs as interest	2,744	2,536	2,650
Non-cash income	(2,952)	(6,719)	—
FF&E reserve income and deposits	(29,522)	(25,248)	(25,710)
Loss on early extinguishment of debt	—	2,582	1,600
Gain on sale of real estate	(203)	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	2,262	(1,339)	(762)
Increase (decrease) in accounts payable and other	7,490	9,485	(7,222)
Increase in due to affiliate	1,325	39	1,013
Cash provided by operating activities	223,118	219,405	210,245
Cash Flows From Investing Activities:
Real estate acquisitions and improvements	(10,211)	(388,482)	(148,246)
Increase in security and other deposits	—	16,872	5,935
Proceeds from sale of real estate	7,750	—	—
Cash used in investing activities	(2,461)	(371,610)	(142,311)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	192,684	—	—
Proceeds from issuance of preferred shares, net	—	—	83,306
Debt issuance, net of discount	—	296,997	124,106
Repayment of senior notes	—	(150,000)	(115,000)
Redemption of preferred shares	(75,000)	—	—
Draws on revolving credit facility	293,000	391,000	295,000
Repayments of revolving credit facility	(422,000)	(190,000)	(295,000)
Deferred finance costs paid	(2)	(2,877)	(5,990)
Distributions to preferred shareholders	(11,588)	(13,611)	(7,125)
Distributions to common shareholders	(188,285)	(180,213)	(178,856)
Cash provided by (used in) financing activities	(211,191)	151,296	(99,559)
Increase (decrease) in cash and cash equivalents	9,466	(909)	(31,625)
Cash and cash equivalents at beginning of year	6,428	7,337	38,962
Cash and cash equivalents at end of year	$15,894	$6,428	$7,337
Supplemental Information:
Cash paid for interest	$47,612	$34,929	$36,079
Non-cash operating activities:
Property transferred in lease default	4,920	18,094	—
FF&E reserves retained in lease default	—	14,615	—
Security and other deposits retained in lease default	—	118,736	—
Non-cash investing and financing activities:
Property managers deposits in FF&E reserve	27,296	22,679	23,745
Purchases of fixed assets with FF&E reserve	(46,529)	(53,337)	(18,816)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1. Organization

Hospitality Properties Trust, or HPT, we or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels. At December 31, 2004, HPT, directly and through subsidiaries, owned 285 properties.

The properties of HPT and its subsidiaries are operated by companies unaffiliated with HPT: Host Marriott Corporation, or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group, plc, or InterContinental; Barcelo Crestline Corporation, or Barcelo Crestline; Hyatt Corporation, or Hyatt; and BRE/Homestead Village LLC, or Homestead. Hereinafter these hotel operators are sometimes referred to as Managers and/or Lessees.

2. Summary of Significant Accounting Policies

Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated.

Real Estate Properties. Real estate properties are recorded at cost. We allocate the cost of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Depreciation on real estate properties is recognized on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property. The value of intangible assets is amortized over the term of the associated lease.

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of its long-lived assets. If estimated lives are changed, the carrying values of affected assets are allocated over the remaining lives.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

Restricted Cash. Restricted cash consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

Deferred Financing Costs. Costs incurred to borrow are capitalized and amortized over the term of the related borrowing. Deferred financing costs were $4,180 and $6,487 at December 31, 2004 and 2003, respectively, net of accumulated amortization of $6,699 and $4,389, respectively, and are included in other assets, net in the accompanying consolidated balance sheet.

Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverage and telephone services are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and the rent is earned.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRS. Some of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, payments by our third party tenants into the escrow are reported by us as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

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

Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, we are generally not subject to federal income taxes on our net income provided we distribute our taxable income to our shareholders and meet certain organizational and operational requirements. Even as a REIT, we may be subject to certain state and local income and other types of taxes.

We lease our managed hotels to our wholly owned taxable REIT subsidiaries, or TRSs. Unlike our other subsidiaries, which are generally not subject to federal taxes, these subsidiaries are taxable entities. We account for income taxes of our TRSs in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109. SFAS 109 requires us to use the asset and liability method and to establish deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Our TRSs file one consolidated tax return. At December 31, 2004 and 2003 our TRSs had a deferred tax asset, prior to any valuation allowance, of $2,806 and $3,634, respectively, which consists primarily of net operating loss carryforwards. We have provided a 100% valuation allowance against our deferred tax asset as of December 31, 2004 and 2003 due to the uncertainty surrounding our ability to realize the future benefit of the losses. Accordingly, no provision or benefit for income taxes is reflected in the accompanying consolidated statement of income. As of December 31, 2004 our TRSs have net operating loss carryforwards for federal income tax purposes of approximately $6,316 which are available to offset future taxable income, if any, through 2024.

The characterization of the distributions paid to our common shareholders in 2004, 2003 and 2002 was 100.0%, 100.0% and 74.5% ordinary income, respectively, and 0.0%, 0.0% and 25.5% return of capital, respectively.

New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, that was effective for all enterprises with variable interest entities created after January 31, 2003. In December 2003, FASB issued a revised FIN 46 which provided for the deferral of the effective date of the interpretation to January 1, 2004, for variable interest entities created prior to January 31, 2003. The adoption of FIN 46 had no effect on our financial statements.

3. Shareholders’ Equity

We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the year ended December 31, 2004, we awarded 14,650 common shares to our officers and certain employees of our investment manager pursuant to these plans. In addition, our independent trustees are each awarded 500 common shares annually as part of their annual fees. The shares awarded to the trustees vest immediately. The shares awarded to our officers and certain employees of our investment manager vest in three annual installments beginning on the date of grant. At December 31, 2004, 2,880,329 of our common shares remain reserved for issuance under the Award Plans.

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

On April 12, 2004, we redeemed all of our outstanding 9 ½% Series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. This redemption was funded with borrowings under our revolving credit facility. Pursuant to the Securities and Exchange Commission’s clarification on Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock”, the $2,793 excess of the liquidation preference of the redeemed shares over their carrying amount was charged to additional paid in capital and deducted from net income to determine net income available to common shareholders in the calculation of earnings per share.

Each of our 3,450,000 Series B cumulative redeemable preferred shares has a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($86,250 in aggregate). Series B preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after December 10, 2007.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2004, 2003 and 2002, were $2.88 per share, $2.88 per share and $2.87 per share, respectively.

4. Management Agreements and Leases

As of December 31, 2004, each of our 285 hotels is included in one of eight combinations of hotels and either leased to our TRSs and managed by an independent hotel operating company or leased to a third party. We do not operate hotels. At December 31, 2004, we had 177 managed hotels and 108 leased hotels. Our agreements have initial terms expiring between 2010 and 2028. Each of these agreements is for a combination or pool of between 18 and 76 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 45 years. Each agreement requires the third party manager or lessee to: (i) make payments to us of minimum returns or rents; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (iii) make payments to us of additional returns or rent equal to 5%-10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or lessees have provided deposits or guarantees to secure their obligation to pay us.

As of December 31, 2004, our management agreements and leases provide for priority return payments or minimum rents to be received by us during the remaining initial terms as follows:

	Total Owner’s Priority Payments Under Management Agreements with Third Parties	Total Minimum Lease Payments from Third Parties
2005	$169,388	$118,420
2006	169,388	118,420
2007	169,388	118,420
2008	169,388	118,420
2009	169,388	118,420
Thereafter	2,352,272	451,564
	$3,199,212	$1,043,664

As of December 31, 2004, the average remaining initial terms of our leases and management agreements, weighted based on minimum rents or priority return payments from third parties, was approximately 14.8 years, and the weighted average remaining total term, including renewal options which may be exercised, was 45 years.

Upon effectiveness on January 1, 2004, of a management agreement for 36 hotels with Prime Hospitality Corp., a former manager, we settled all our outstanding claims with Prime arising from its lease default in July 2003. The balance of the retained deposits and the value of other property received from Prime pursuant to the settlement, totaling approximately $44,281, is being amortized into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. We amortized $2,952 into income in 2004. The unamortized balance of $41,329 at December 31, 2004, is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt.

5. Real Estate Properties

Our real estate properties, at cost, consisted of land of $460,748, buildings and improvements of $2,356,860 and furniture, fixtures and equipment of $363,382, as of December 31, 2004; and land of $461,631, buildings and improvements of $2,352,107 and furniture, fixtures and equipment of $365,769, as of December 31, 2003. During 2003 and 2002, we purchased 35 and 21 hotels, respectively, for aggregate purchase prices of $347,007 and $145,000 excluding closing costs, respectively. We purchased no properties in 2004. As of December 31, 2004, we owned 285 hotel properties. During 2004, 2003 and 2002, we invested $8,338, $33,905 and $3,274 respectively, in our existing hotels in excess of amounts funded from FF&E reserves. As a result of these additional investments, tenant obligations to us for annual priority payments or minimum rents increased $841, $3,391 and $327 in 2004, 2003 and 2002, respectively.

At December 31, 2004, nine of our hotels were on leased land. The remaining term of each ground lease (including renewal options) is in excess of 30 years, and the ground lessors are unrelated to us. Ground rent payable under the nine ground leases is generally calculated as a percentage of hotel revenues. Seven of the nine ground leases require minimum annual rent ranging from approximately $102 to $256 per year; and minimum rent under two ground leases has been pre-paid. Under the terms of our leases and management agreements, payments of ground lease obligations are made by our managers or tenants. Future minimum annual rent payments due under the ground leases are $1,119 for 2004 through 2008, $909 for 2009 and total $13,703 for all years thereafter.

6. Indebtedness

At December 31, 2004, our indebtedness was as follows:

	As of December 31,
	2004	2003
Senior Notes due 2008 at 7%	$150,000	$150,000
Senior Notes due 2010 at 9.125%	50,000	50,000
Senior Notes due 2012 at 6.85%	125,000	125,000
Senior Notes due 2013 at 6.75%	300,000	300,000
Unamortized discounts	(3,321)	(3,755)
Total unsecured senior notes	621,679	621,245
Unsecured revolving credit facility	72,000	201,000
Mortgage payable due 2011 at 8.3%	3,826	3,881
	$697,505	$826,126

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

We maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR. As of December 31, 2004, the $72,000 outstanding on our credit facility required interest at 3.8% and $278,000 was available to be drawn. During 2004, 2003 and 2002, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 2.8%, 2.5% and 3.0%, respectively.

Our revolving credit agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We were in compliance with these covenants during the periods presented.

As of December 31, 2004 and 2003, the estimated aggregate market values of our indebtedness were as follows:

	As of December 31,
	2004	2003
Revolving credit facility at 3.76%	$72,000	$201,000
Senior Notes, due 2008 at 7%	165,287	161,212
Senior Notes, due 2010 at 9.125%	62,676	58,593
Mortgage Note, due 2011 at 8.3%	4,504	3,881
Senior Notes, due 2012 at 6.85%	143,207	130,590
Senior Notes, due 2013 at 6.75%	340,760	333,082
	$788,434	$888,358

7. Transactions with Affiliates

Reit Management & Research LLC, or RMR, provides management and administrative services for us. Our contract with RMR for such services continues from year to year, and currently extends to December 31, 2005. This contract is subject to the annual approval of our compensation committee comprised of our independent trustees. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. Management fees, excluding incentive fees, earned for the years ended 2004, 2003 and 2002 were $15,812, $14,540 and $13,601, respectively. Incentive advisory fees are paid in restricted common shares based on a formula. Incentive advisory fees for 2004, 2003 and 2002 were $0, $0 and $938, respectively. We issued 27,577 restricted common shares in satisfaction of the 2002 incentive fees. As of December 31, 2004, RMR and its affiliates owned 446,768 of our common shares. RMR is beneficially owned by Gerard M. Martin and Barry M. Portnoy, who also serve as our managing trustees.

8. Concentration

At December 31, 2004, our 285 hotels contained 38,489 rooms and were located in 38 states in the United States, with between 5% and 13% of our hotels, by investment, in each of California, Texas, Virginia, Georgia, Florida, and New Jersey.

All of our third party operators or tenants are subsidiaries of other companies. The percentage of our priority return payments and minimum rent for each combination of hotels is shown below as of December 31, 2004.

Manager / Lessee is a	Number of	Priority Return /	% of
Subsidiary of:	Properties	Minimum Rent	Total
InterContinental (no. 2)	76	$60,000	20%
Host (no. 1)	53	55,401	19%
Marriott	35	47,291	16%
InterContinental (no. 1)	30	36,097	13%
Barcelo Crestline	19	28,508	10%
Hyatt (1)	36	26,000	9%
Host (no. 2)	18	18,550	7%
Homestead	18	15,960	6%
Total	285	$287,807	100%

(1) Operating responsibility for these hotels was transferred to Hyatt in January 2005. See Note 4.

Payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Marriott is limited, in the case of 35 hotels, to $50,878 ($26,449 remaining at December 31, 2004). The guarantee provided by Marriott and Barcelo Crestline is limited, in the case of 19 hotels, to $31,175 ($14,784 remaining at December 31, 2004). These guarantees expire on December 31, 2005 and June 30, 2005, respectively. The guarantee provided by Prime with respect to the 36 hotels managed by Hyatt is limited to $30,000 ($30,000 remaining at December 31, 2004). The two guarantees provided by InterContinental for 76 hotels and 30 hotels are limited to $50,000 ($50,000 remaining at December 31, 2004) and $70,000 ($61,510 remaining at December 31, 2004), respectively, and expire if and when the hotels reach negotiated financial results. The guarantee provided by Homestead expires if and when the hotels achieve negotiated financial results.

Each of our hotels is included in a combined management agreement or lease as described above. Operating results at some of our managed hotels generated net operating results that were $10,470, $6,922, and

$5,822 less than the guaranteed owner’s priority returns in 2004, 2003 and 2002, respectively. These amounts have been paid by the guarantors and are reflected as a reduction of hotel operating expenses in our consolidated statement of income as they were funded by our managers.

9. Selected Quarterly Financial Data (Unaudited)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$153,311	$163,231	$171,992	$156,834
Net income available for common shareholders	23,054	28,835	28,793	33,942
Net income available for common shareholders per share (1)	.36	.43	.43	.51
Distributions per common share (2)	.72	.72	.72	.72

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues (3)	$89,039	$101,314	$124,863	$237,585
Net income available for common shareholders (3)	28,907	26,887	27,202	140,437
Net income available for common shareholders per share (1) (3)	. 46	. 43	. 43	2.24
Distributions per common share (2)	.72	.72	.72	.72

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

(3)          Fourth quarter 2003 includes $107,516 gain on lease terminations.

10. Subsequent Events

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses, were approximately $297,192.

On December 17, 2004, we agreed to purchase 13 hotels from InterContinental for $450,000. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two Staybridge Suites® hotels, and have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting rooms. The hotels are located in six states in the United States; one InterContinental hotel® and one Staybridge Suites® hotel are located in Toronto, Canada, and one InterContinental® hotel is located in San Juan, Puerto Rico. The $450,000 purchase price includes $25,000 which we have agreed to pay InterContinental during the three years following the closing in connection with certain improvements to the hotels. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels. The purchase of one InterContinental hotel (with an allocated purchase price of $30,500) was delayed and is expected to be completed by June 30, 2005.

Simultaneously with our purchase of these hotels, we entered a long term combination management agreement for 11 of the 12 hotels and a long term lease for one hotel, the InterContinental hotel in San Juan, Puerto Rico, with subsidiaries of InterContinental. When the acquisition of the remaining hotel is completed, it will be added to the management agreement for the 11 hotels purchased on February 16, 2005. The combined annual amount payable to us for all 13 hotels as owner’s priority return under the management agreement and base rent under the lease is $37,750 in 2005, increases to $40,725 in 2006 and increases to approximately $42,000 after the full $450,000 purchase price has been paid. In addition, we are entitled to receive cash flow remaining after base and incentive management fees are paid to InterContinental at the managed hotels and, starting in 2007, a percentage of increases in gross revenues over a threshold at each of the hotels. The owner’s priority return under the management agreement and the base rent under the lease are measured and payable in U.S. dollars. Other amounts due under these agreements, with respect to the two hotels located in Canada, may be measured in Canadian dollars, but will be payable in U.S. dollars. The management agreement and the lease will each extend through 2029, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay the owner’s priority return under the management agreement and the base rent under the lease are supported by a limited, partial guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligations to pay owner’s priority return under the management agreement is supported by a limited, partial guaranty from the InterContinental subsidiary tenant for the Puerto Rico hotel. The agreements also provide for a reserve for capital expenditures starting in 2007.

HOSPITALITY PROPERTIES TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(dollars in millions)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period

			Buildings &			Buildings &
	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total(1)
71 Courtyards	$—	$127	$589	$40	$127	$629	$756
76 Candlewood Hotels	4	86	455	—	86	455	541
37 Residence Inns	—	69	322	9	69	331	400
30 Staybridge Suites	—	76	301	4	76	305	381
24 AmeriSuites	—	25	193	2	25	195	220
18 Homestead Village	—	28	106	1	28	107	135
12 Prime Hotels	—	16	154	6	16	160	176
3 Marriott Full Service	—	14	82	—	14	82	96
12 TownePlace Suites	—	17	78	—	17	78	95
2 SpringHill Suites	—	3	15	—	3	15	18
Total (285 hotels)	$4	$461	$2,295	$62	$461	$2,357	$2,818

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
71 Courtyards	$(122)	1987 through 2000	1995 through 2003	15 - 40 Years
76 Candlewood Hotels	(50)	1996 through 2000	1997 through 2003	15 - 40 Years
37 Residence Inns	(62)	1989 through 2001	1996 through 2001	15 - 40 Years
30 Staybridge Suites	(39)	1989 through 2002	1998 through 2003	15 - 40 Years
24 AmeriSuites	(30)	1992 through 2000	1997 through 2002	15 - 40 Years
18 Homestead Village	(18)	1996 through 1998	1999	15 - 40 Years
12 Prime Hotels	(33)	1987 through 1990	1996 through 1997	15 - 40 Years
3 Marriott Full Service	(13)	1972 through 1995	1998 through 2001	15 - 40 Years
12 TownePlace Suites	(11)	1997 through 2000	1998 through 2001	15 - 40 Years
2 SpringHill Suites	(2)	1997 through 2000	2000 through 2001	15 - 40 Years
Total (285 hotels)	$(380)

(1) Excludes $363 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment and $177 of related accumulated depreciation.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2004
(dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 2002 to December 31, 2004, is as follows:

	2004	2003	2002
Balance at beginning of year	$319,204	$262,231	$210,439

Additions: depreciation expense	61,623	56,973	51,792
Dispositions	(1,233)	—	—

Balance at close of year	$379,594	$319,204	$262,231

(B) The change in total cost of properties for the period from January 1, 2002 to December 31, 2004, is as follows:

	2004	2003	2002
Balance at beginning of year	$2,813,737	$2,462,876	$2,331,296

Additions: hotel acquisitions and capital expenditures	12,332	350,861	131,580
Dispositions	(8,461)	—	—

Balance at close of year	$2,817,608	$2,813,737	$2,462,876

(C) The net tax basis for federal income tax purposes of our real estate properties was $2,430,429 on December 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust

By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer

Dated:             March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	March 10, 2005
John G. Murray	Chief Operating Officer

/s/ Mark L. Kleifges	Treasurer and Chief	March 10, 2005
Mark L. Kleifges	Financial Officer

/s/ Frank J. Bailey	Trustee	March 10, 2005
Frank J. Bailey

/s/ John L. Harrington	Trustee	March 10, 2005
John L. Harrington

/s/ Arthur G. Koumantzelis	Trustee	March 10, 2005
Arthur G. Koumantzelis

/s/ Gerard M. Martin	Trustee	March 10, 2005
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 10, 2005
Barry M. Portnoy