Form 10-Q
period 2005-03-31
HOSPITALITY PROPERTIES TRUST
filed 2005-05-10
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 4, 2005: 67,203,228

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2005

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1.    Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS

Real estate properties, at cost:
Land	$500,199	$460,748
Buildings, improvements and equipment	3,069,778	2,720,242
	3,569,977	3,180,990
Accumulated depreciation	(555,242)	(556,517)
	3,014,735	2,624,473
Cash and cash equivalents	2,750	15,894
Restricted cash (FF&E Reserve escrow)	39,810	38,511
Other assets, net	17,215	10,547
	$3,074,510	$2,689,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$175,000	$72,000
Senior notes, net of discounts	921,239	621,679
Mortgage payable	3,810	3,826
Security deposits	185,304	175,304
Accounts payable and other liabilities	72,811	77,782
Due to affiliate	1,767	2,661
Dividends payable	1,914	50,300
Total liabilities	1,361,845	1,003,552

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 67,203,228 issued and outstanding	672	672
Additional paid-in capital	1,859,936	1,859,936
Cumulative net income	1,109,875	1,081,169
Cumulative preferred distributions	(53,594)	(51,680)
Cumulative common distributions	(1,287,530)	(1,287,530)
Total shareholders’ equity	1,712,665	1,685,873
	$3,074,510	$2,689,425

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenues:
Hotel operating revenues	$145,047	$116,073
Rental income	31,065	32,636
FF&E reserve income	4,399	4,458
Interest income	236	144
Total revenues	180,747	153,311

Expenses:
Hotel operating expenses	100,425	77,834
Interest (including amortization of deferred financing costs of $734 and $686, respectively)	15,429	12,839
Depreciation and amortization	30,823	28,696
General and administrative	5,364	4,400
Total expenses	152,041	123,769

Net income	28,706	29,542
Preferred distributions	(1,914)	(3,695)
Excess of liquidation preference over carrying value of Series A preferred shares	—	(2,793)
Net income available for common shareholders	$26,792	$23,054

Weighted average common shares outstanding	67,203	64,416

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.40	$0.36

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$28,706	$29,542
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,823	28,696
Amortization of deferred financing costs as interest	734	686
Non-cash income	(738)	(738)
FF&E reserve income and deposits	(7,140)	(6,916)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,020)	112
(Decrease) increase in accounts payable and other	(11,413)	3,385
Decrease in due to affiliate	(894)	(4)
Cash provided by operating activities	38,058	54,763

Cash flows from investing activities:
Real estate acquisitions	(398,237)	—
FF&E reserve fundings	(12,713)	(2,402)
Increase in security deposits	10,000	—
Cash used in investing activities	(400,950)	(2,402)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	192,684
Proceeds from issuance of senior notes	299,442	—
Draws on revolving credit facility	163,000	63,000
Repayments of revolving credit facility	(60,000)	(256,000)
Distributions to common shareholders	(48,386)	(45,063)
Distributions to preferred shareholders	(1,914)	(3,695)
Deferred finance costs paid	(2,394)	—
Cash provided by (used in) financing activities	349,748	(49,074)
(Decrease) increase in cash and cash equivalents	(13,144)	3,287
Cash and cash equivalents at beginning of period	15,894	6,428
Cash and cash equivalents at end of period	$2,750	$9,715

Supplemental cash flow information:
Cash paid for interest	$23,551	$23,173
Non-cash operating activities:
Property transferred in lease default	—	4,920
Non-cash investing and financing activities:
Property managers’ deposits in FF&E reserve	6,010	6,104
Purchases of fixed assets with FF&E reserve	(12,930)	(14,347)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and communication services are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due to us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned. Deferred hotel operating income was $1,849 for the three months ended March 31, 2005, compared with $1,450 for the three months ended March 31, 2004.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Deferred percentage rent was $920 for the three months ended March 31, 2005, compared with $600 for the three months ended March 31, 2004.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs. Some of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, payments by our third party tenants into the escrow are reported by us as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

Note 3.  Shareholders’ Equity

On January 18, 2005, we paid $0.5546875 per share distribution to our Series B preferred shareholders. On March 1, 2005, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 31, 2005. This amount was paid on April 15, 2005.

On January 31, 2005, we paid a $0.72 per share distribution to our common shareholders for the quarter ended December 31, 2004. On April 7, 2005, we declared a distribution of $0.72 per share to common shareholders of record on April 19, 2005, for the quarter ended March 31, 2005. We plan to pay this amount on or about May 19, 2005.

Note 4.  Indebtedness

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses were approximately $297,054.

We have a $350,000, interest only, unsecured credit facility. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. The interest rate (4.2% per annum at March 31, 2005) is LIBOR plus a spread. As of March 31, 2005, we had $175,000 outstanding on our credit facility and

$175,000 available to be drawn for acquisitions and general business purposes. We are currently working with the lead lender of our credit facility concerning the possible enlargement and extension of our credit facility.

Note 5.  Real Estate Properties

On February 16, 2005, we purchased 12 hotels from InterContinental Hotels Group, plc, or InterContinental, for $394,492, and simultaneously entered into a long term management agreement for 11 of the hotels and a long term lease for one hotel with InterContinental. We are obtaining valuations of certain of the acquired assets and we may change our initial purchase price allocation as a result of such valuations. Pursuant to the terms of these agreements our annual minimum returns and rents increased by $31,831.

During the three months ended March 31, 2005, we also provided $2,713 of funding for planned tenant improvements to certain of our hotels, which resulted in a $271 increase in our annual minimum returns and rents.

Note 6.  Management Agreements

In October 2004, Blackstone Group, or Blackstone, acquired Prime Hospitality Corporation, or Prime, and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt Corporation, or Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson Hotels Worldwide, or Carlson, with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 limited service AmeriSuites®; and one with Carlson for the 12 Prime HotelsSM, which are expected to be rebranded with Carlson brands, including Radisson® Hotels and Resorts, Country Inn & SuitesSM and Park PlazaSM Hotels & Resorts by year end 2005. The economic terms of the new management agreements on a combined basis are unchanged from the previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including guarantees from Hyatt and Carlson, have been changed. The new management agreements have limited guarantees from Hyatt and Carlson of $50,000 and $40,000, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2004.

Hotel Industry Conditions

During 2004 and the first quarter of 2005, the U.S. hotel industry benefited from an expanding economy and limited new hotel supply. For the first quarter of 2005, eight of our nine combinations of hotels reported increases in revenue per available room, or RevPAR; however, our hotels’ profitability generally remained below 2000 levels. As a result, managers and tenants under three of our hotel combinations were required to supplement cash flow from our hotels to make the minimum return and rent payments due to us during the first quarter of 2005. All of our operating agreements and leases contain security features, such as security deposits and, in certain instances, guarantees, which are intended to protect payments of owner’s priority returns and minimum rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of certain of our hotels continues at the current level for an extended period. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

Recent Developments

On December 17, 2004, we agreed to purchase 13 hotels from InterContinental for $450,000. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two extended stay Staybridge Suites® hotels, and have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting rooms. The hotels are located in six states in the United States; one InterContinental hotel® and one Staybridge Suites® hotel are located in Toronto, Canada; and one InterContinental® hotel is located in San Juan, Puerto Rico. The $450,000 purchase price includes $25,000 which we have agreed to pay during the three years following the closing in connection with certain improvements to the hotels. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels. The purchase of one InterContinental hotel (with an allocated purchase price of $30,508) was delayed and is expected to be completed by May 31, 2005; however, changed circumstances may further delay this purchase or prevent its occurring.

Simultaneously with our purchase of these hotels, we entered a long term combination management agreement for 11 of the 12 hotels and a long term lease for one hotel, the InterContinental hotel in San Juan, Puerto Rico, with subsidiaries of InterContinental. When the acquisition of the remaining hotel is completed, it will be added to the management agreement for the 11 hotels. The combined annual amount payable to us for all 13 hotels as owner’s priority return under the management agreement and base rent under the lease is $37,750 in 2005, increases to $40,725 in 2006 and increases to approximately $42,000 after the full $450,000 purchase price has been paid. In addition, we are entitled to receive cash flow remaining after base and incentive management fees are paid to InterContinental at the managed hotels and, starting in 2007, a percentage of increases in gross revenues over a threshold at each of the hotels. The owner’s priority return under the management agreement and the base rent under the lease are measured and payable in U.S. dollars. Other amounts due under these agreements, with respect to the two hotels located in Canada, may be measured in Canadian dollars, but will be payable in U.S. dollars. The management agreement and the lease each extend through 2029, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay owner’s priority return under the management agreement and the base rent under the lease are supported by a limited, partial guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the owner’s priority return under the management agreement is also supported by a limited, partial guaranty from the InterContinental subsidiary tenant for the Puerto Rico hotel. The agreements also provide for a reserve for capital expenditures starting in 2007.

In October 2004, Blackstone acquired Prime and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 limited service AmeriSuites®; and one with Carlson for the 12 Prime HotelsSM, which are expected to be rebranded with Carlson brands, including Radisson® Hotels and Resorts, Country Inn & SuitesSM and Park PlazaSM Hotels & Resorts by year end 2005. The economic terms of the new management agreements on a combined basis are unchanged from the previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including guarantees from Hyatt and Carlson, have been changed. The new management agreements have limited guarantees from Hyatt and Carlson of $50,000 and $40,000, respectively.

Management Agreements and Leases

At March 31, 2005, each of our 297 hotels was included in one of nine combinations of hotels of which 188 are leased to one of our TRSs and managed by an independent hotel operating company, and 109 are leased to third parties. Our consolidated statement of income includes hotel operating revenues and expenses of managed hotels and rental income from our leased hotels. With the consummation of the new agreements with Hyatt and Carlson, discussed above, our hotels are now operated under ten combination agreements. Additional information regarding the terms of our management agreements and leases is included in the table on pages 15 and 16.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2005 versus 2004

	For the three months ended March 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$145,047	$116,073	$28,974	25.0%
Rental income	31,065	32,636	(1,571)	(4.8)%
FF&E reserve income	4,399	4,458	(59)	(1.3)%
Interest income	236	144	92	63.9%

Expenses:
Hotel operating expenses	100,425	77,834	22,591	29.0%
Interest expense	15,429	12,839	2,590	20.2%
Depreciation and amortization	30,823	28,696	2,127	7.4%
General and administrative	5,364	4,400	964	21.9%

Net income	28,706	29,542	(836)	(2.8)%
Net income available for common shareholders	26,792	23,054	3,738	16.2%
Weighted average shares outstanding	67,203	64,416	2,787	4.3%
Net income available for common shareholders per common share	$0.40	$0.36	$0.04	11.1%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2005 due to: (i) our February 2005 acquisition of 11 hotels and the initiation of a management agreement for these hotels; (ii) the change of seven hotels under our agreement with Marriott International, Inc., or Marriott, from leased to managed hotels after the 2004 first quarter; and (iii) the general increase in hotel revenues due to improving lodging industry conditions during 2005.

Pro forma hotel operating revenues of our 188 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $160,761 for the first three months of 2005, an increase of 5.1% from pro forma hotel operating revenues of $152,968 for the first three months of 2004. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our Prime HotelsSM. As described above, we transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005, and we expect these hotels to be rebranded with Carlson brands by year end 2005.

Pro forma hotel operating expenses of our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $119,298 for the first three months of 2005, an increase of 1.3% from pro forma hotel operating expenses of $117,818 for the first three months of 2004. This increase is due primarily to increased labor costs.

Certain of our managed hotels had net operating results that were $2,609 and $2,712 less than the minimum returns due to us in the three months ended March 31, 2005 and 2004, respectively. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each period because the minimum returns were funded by our managers.

The decrease in rental income is primarily a result of the elimination of $2,425 of minimum rent for seven of our hotels which were previously leased but are now managed for our account. This decrease was partially offset by the initiation of a new lease for our hotel in San Juan, Puerto Rico on February 16, 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily due to seven hotels under our agreement with Marriott which were changed from leased to managed hotels in June 2004. This decrease was partially offset by increased levels of hotel sales in the first quarter of 2005 versus the same period in 2004 for our leased hotels. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The increase in interest income is due to a higher average interest rate during the three months ended March 31, 2005, offset to some extent by a lower average cash balance in the quarter.

The increase in interest expense is primarily due to higher average borrowings and a higher weighted average interest rate during the three months ended March 31, 2005.

The increase in depreciation and amortization is due principally to the depreciation of 12 hotels acquired during the three months ended March 31, 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in April 2004 and the retirement of fully depreciated assets of $31,525 in the three months ended March 31, 2005, and $50,619 throughout 2004.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during the three months ended March 31, 2005, compared to the same period in 2004.

We recorded a $2,793 reduction to income available to common shareholders arising from our redemption of our Series A preferred shares during the first quarter of 2004, which amount reflects the excess of the redemption payments over the carrying value of these preferred shares before their redemption.

The decrease in net income was primarily due to the investment and operating activity discussed above. The increases in net income available for common shareholders and net income available for common shareholders per common share was primarily a result of the investment and operating activity described above and the reduction in 2005 of preferred dividends and the preferred share redemption costs due to the redemption of our Series A preferred shares in April 2004. On a per share basis, the percentage increase was lower due to our issuance of 4.6 million common shares in the first quarter of 2004.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2005, all 297 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our returns and minimum rents under their guarantees to us, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the minimum payments due to us under each agreement. More detail regarding coverage, guarantees and other security features of our ten agreements is presented in the table on pages 15 and 16. Assuming our operating agreements as of April 4, 2005, had been in place during the twelve months ended March 31, 2005, six hotel combinations, representing 137 hotels, generated coverage using historical operating results of at least 1.0x. The remaining four combinations, representing 160 hotels, generated coverages using historical operating results of .8x to .9x.

Many of our hotels are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if combined total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the third party operator or tenant from the future cash flows from our hotels after our future minimum returns and rents are paid.

As of March 31, 2005, all payments due, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during the last twelve months, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of our hotels continues at the current level for an extended period. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline.

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

We maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, or the RMA, became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates. As, and if, the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but these anticipated taxes are not material to our consolidated financial results at this time. Also, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions.

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of March 31, 2005, there was approximately $40,499 on deposit in these escrow accounts, of which $39,810 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $689 is held in an account owned by one of our tenants and is not reflected on our balance sheet; but we have security and remainder interests in the account owned by this tenant. During the three months ended March 31, 2005, $6,436 was contributed to these accounts and $13,198 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to meet cash needs that may result from timing differences between the receipt of rents and returns and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our credit facility matures in June 2005 and may be extended at our option to June 2006 upon our payment of an extension fee. Borrowings under the credit facility can be up to $350,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $700,000 in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility (4.2% per annum at March 31, 2005) is payable at a spread above LIBOR. As of March 31, 2005, we had $175,000 outstanding on our facility. We are currently working with the lead lender of our credit facility to enlarge and extend this credit facility although there can be no assurance this will occur.

At March 31, 2005, we had $2,750 of cash and cash equivalents and $175,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or net proceeds of offerings of equity or debt securities to fund future property acquisitions.

As described above, on December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental for $450,000. We acquired 12 of the 13 hotels on February 16, 2005, for approximately $394,492 using proceeds from the senior notes issuance described below and borrowings under our revolving credit facility. We expect to complete the purchase of the final hotel for $30,508 by May 31, 2005, using existing cash balances or borrowings under our revolving credit facility. The $450,000 purchase price includes $25,000 which we have agreed to pay InterContinental during the next three years in connection with certain improvements to the hotels.

During the first quarter of 2005 we funded $320 for improvements to one of our Marriott hotel portfolios. We expect to fund an additional $20,164 for improvements to three of our Marriott hotel portfolios in 2005 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual returns and rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to our agreement with InterContinental for management of 15 Staybridge Suites® hotels (part of a 30 hotel combination), we agreed to fund $20,000 for rebranding costs and other capital improvements. As part of this agreement, InterContinental agreed to provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. During the first quarter of 2005 the final $10,000 of these fundings occurred. The timing of our funding to InterContinental and its funding of the deposit to us was simultaneous.

Pursuant to the agreement we entered with Prime in 2003 for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements. As of March 31, 2005, $10,000 of this funding has occurred. Pursuant to our new management agreements for these hotels described above, this funding will be allocated between Hyatt and Carlson and we have agreed to provide additional funding to Hyatt and Carlson for rebranding and refurbishment of the hotels. To the extent our fundings exceed $25,000, the minimum return payable by Hyatt and Carlson to us will increase as these funds are advanced.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012; $300,000 in 2013 and $300,000 in 2015. As of March 31, 2005, we had one mortgage obligation with a principal balance of $3,810. This mortgage requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note is prepayable at a premium beginning on September 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

On December 1, 2004, a distribution of $0.5546875 per Series B preferred share was declared with respect to fourth quarter 2004 and was paid to shareholders on January 18, 2005. On March 1, 2005, a distribution of $0.5546875 per Series B preferred share was declared with respect to first quarter 2005 and was paid to shareholders on April 15, 2005. On December 9, 2004, a distribution of $0.72 per common share was declared with respect to fourth quarter 2004 results and was paid to shareholders on January 31, 2005. On April 7, 2005, a distribution of $0.72 per common share was declared with respect to first quarter 2005 results and will be paid to shareholders of record at April 19, 2005, on or about May 19, 2005, using cash on hand and borrowings under our revolving credit facility.

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses were approximately $297,048. As described above, these proceeds were used to partially fund our acquisition of 12 hotels from InterContinental on February 16, 2005.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of March 31, 2005, we had $1,786,672 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity offerings with which to finance future acquisitions and to pay our debt and other obligations.

As of March 31, 2005, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,103,811	$175,045	$137	$150,161	$778,468
Purchase Obligation (1)	55,508	40,508	15,000	—	—
Ground Lease Obligations (2)	18,806	839	2,237	2,027	13,703
Capital improvements (3)	35,164	35,164	—	—	—
Total	$1,213,289	$251,556	$17,374	$152,188	$792,171

(1)          On December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental. We acquired 12 of the hotels on February 16, 2005 for approximately $394,492.

(2)          Thirteen of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel.

(3)          Represents amounts we expect to fund in addition to recurring FF&E reserve funding from hotel operations.

As of March 31, 2005, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of March 31, 2005, our secured debt obligations were limited to one mortgage note of $3,810 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at March 31, 2005 were our revolving credit facility, our $925,000 of publicly issued term debt and our $3,810 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of March 31, 2005, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

After giving effect to our new management agreements with subsidiaries of Hyatt and Carlson, we owned 297 hotels which are grouped into ten combinations and managed by, or leased to, separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation or Host, Barcelo Crestline Corporation or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village, LLC or Homestead.

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

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Homestead Studio Suites®
Management Agreements and Leases

Number of Hotels	53	18	35	19	18

Number of Rooms/Suites	7,610	2,178	5,382	2,756	2,399

Number of States	24	14	15	14	5

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Our TRS	Subsidiary of Barcelo Crestline	Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of BRE/Homestead Village LLC

Investment at March 31, 2005 (000s) (1)	$557,031	$186,505	$455,655	$274,222	$145,000

Security Deposit (000s)	$50,540	$17,220	$36,204	$28,508	$15,960

End of Current Term	2012	2010	2019	2015	2015

Renewal Options (2)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$55,591	$18,632	$47,291	$28,508	$15,960

Percentage Return/Rent (3)	5.0%	7.5%	7.0%	7.0%	10.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Limited guarantees provided by Barcelo Crestline and Marriott.	Homestead parent guarantee and $15,960 letter of credit.

Operating Statistics

Return/Rent Coverage (4) (5):

Year ended 12/31/04	1.3x	1.0x	0.9x	0.9x	1.2x
Twelve months ended 3/31/05	1.3x	1.0x	0.9x	0.9x	1.3x
Quarter ended 3/31/05	1.2x	0.9x	0.8x	1.0x	1.4x

(1)          Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts separately funded by us.

(2)          Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(3)          Each management contract or lease provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional return or rent.

(4)          We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the return payments or minimum rent due to us.

(5)          Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Staybridge Suites®	Candlewood Suites®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	AmeriSuites® (1)	Radisson® Hotels & Resorts / Park PlazaSM Hotels & Resorts / Country Inn & SuitesSM(2)	Total/ Range/ Average (all investments)
Management Agreements and Leases

Number of Hotels	30	76	12	24	12	297

Number of Rooms/Suites	3,694	9,220	3,757	2,929	2,321	42,246

Number of States	16	29	6 plus Ontario and Puerto Rico	14	8	38 plus Ontario and Puerto Rico

Tenant	Our TRS	Our TRS	Our TRS and a subsidiary of InterContinental	Our TRS	Our TRS

Manager	Subsidiary of InterContinental	Subsidiary of InterContinental	Subsidiaries of InterContinental	Subsidiary of Hyatt	Subsidiary of Carlson

Investment at March 31, 2005 (000s) (3)	$415,708	$590,250	$394,492	$243,350	$182,570	$3,444,783

Security Deposit (000s)	$36,872	—	—	—	—	$185,304

End of Current Term	2023	2028	2029	2030	2030	2010-2030 (average 14.5 years)

Renewal Options (4)	2 for 12.5 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$36,097	$60,000	$34,566	$18,000	$8,000	$322,645

Percentage Return/Rent (5)	7.5%	7.5%	7.5%	(6)	(6)	5%-10%

Other Security Features	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantees provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.

Operating Statistics

Return/Rent Coverage (7):

Year ended 12/31/04	0.8x	0.8x	1.0x	0.9x	1.4x	0.8x -1.4x
Twelve months ended 3/31/05	0.8x	0.9x	1.1x	1.0x	1.2x	0.8x -1.3x
Quarter ended 3/31/05	0.8x	0.9x	1.3x	1.0x	1.5x	0.8x -1.5x

(1)                Represents hotels operated by Hyatt pursuant to a new management agreement. See Item 2., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations –Recent Developments” in this Quarterly Report on Form 10-Q.

(2)                Represents 12 hotels currently operated under the Prime HotelsSM brand, which will be rebranded in 2005 under Carlson brands pursuant to our new management agreement with Carlson. See Item 2., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Recent Developments” in this Quarterly Report on Form 10-Q.

(3)                Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts separately funded by us.

(4)                Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(5)                Each management contract or lease provides for payment to HPT of a percentage of increases in total hotel sales over base year levels as additional return or rent.

(6)                Agreement provides for payment to us of 50% of cash flow after payment of operating costs, funding the capital reserve, payment of our priority return and reimbursement to the manager of working capital and guaranty advances, if any.

(7)                We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the return payments or minimum rent due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of management agreements.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated:

Management/Lease Agreement	No. of Hotels	No. of Rooms /Suites
			First Quarter (1)
			2005	2004	Change
ADR
Host (no. 1)	53	7,610	$108.13	$99.87	8.3%
Host (no. 2)	18	2,178	96.35	93.92	2.6%
Marriott	35	5,382	99.03	94.09	5.3%
Barcelo Crestline	19	2,756	105.69	95.00	11.3%
InterContinental (no. 1)	30	3,694	94.58	88.55	6.8%
InterContinental (no. 2)	76	9,220	59.24	55.65	6.5%
InterContinental (no. 3)(2)	12	3,757	117.40	113.66	3.3%
Hyatt(3)	24	2,929	74.54	68.30	9.1%
Carlson(3)	12	2,321	81.73	83.07	-1.6%
Homestead	18	2,399	57.61	49.41	16.6%
Total/Average	297	42,246	$87.84	$82.99	5.8%

OCCUPANCY
Host (no. 1)	53	7,610	66.4%	68.0%	-1.6	pt
Host (no. 2)	18	2,178	78.2%	74.8%	3.4	pt
Marriott	35	5,382	73.7%	72.0%	1.7	pt
Barcelo Crestline	19	2,756	69.7%	72.3%	-2.6	pt
InterContinental (no. 1)	30	3,694	74.0%	72.1%	1.9	pt
InterContinental (no. 2)	76	9,220	72.4%	65.2%	7.2	pt
InterContinental (no. 3)(2)	12	3,757	70.8%	69.2%	1.6	pt
Hyatt(3)	24	2,929	65.2%	60.8%	4.4	pt
Carlson(3)	12	2,321	51.7%	68.2%	-16.5	pt
Homestead	18	2,399	77.5%	78.2%	-0.7	pt
Total/Average	297	42,246	70.3%	69.0%	1.3	pt

RevPAR
Host (no. 1)	53	7,610	$71.80	$67.91	5.7%
Host (no. 2)	18	2,178	75.35	70.25	7.3%
Marriott	35	5,382	72.99	67.74	7.7%
Barcelo Crestline	19	2,756	73.67	68.69	7.3%
InterContinental (no. 1)	30	3,694	69.99	63.84	9.6%
InterContinental (no. 2)	76	9,220	42.89	36.28	18.2%
InterContinental (no. 3)(2)	12	3,757	83.12	78.65	5.7%
Hyatt(3)	24	2,929	48.60	41.53	17.0%
Carlson(3)	12	2,321	42.25	56.65	-25.4%
Homestead	18	2,399	44.65	38.64	15.6%
Total/Average	297	42,246	$61.75	$57.26	7.8%

(1)          Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          Includes data for periods prior to our ownership of some hotels.

(3)          Includes data for periods some hotels were not operated by the current manager. On April 4, 2005, we entered new management agreements with subsidiaries of Hyatt and Carlson, which replaced the management agreement we had with Prime. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 limited service AmeriSuites®; and one with Carlson for the 12 Prime HotelsSM, which are expected to be rebranded with Carlson brands by year end 2005. See Item 2., “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Recent Developments” in this Quarterly Report on Form 10-Q.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2004. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of March 31, 2005, our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
$925,000		$59,251

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $5,925. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2005, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $17,865.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. We have one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value after September 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2005. We can extend the maturity for one year for a fee. At March 31, 2005, we had $175,000 outstanding and $175,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $175,000 at March 31, 2005, was 4.2% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of March 31, 2005:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2005	4.2%	$175,000	$7,350
10% reduction	3.8%	$175,000	$6,615
10% increase	4.6%	$175,000	$8,085

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO REBRAND AND REFURBISH CERTAIN OF OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FOR EXAMPLE:  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE AND OUR TENANTS AND OPERATORS MAY BE UNABLE TO PAY OUR RENTS OR RETURNS. ALSO, WE MAY BE UNABLE TO PROVIDE THE FUNDING REQUIRED BY OUR OPERATORS’ AND TENANTS’ FOR THE REBRANDING AND REFURBISHMENT OF OUR HOTELS. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ OR OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

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

PART II         Other Information

Item 6.   Exhibits

10	Summary of Trustee Compensation. (Filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith)
31.1	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.3	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.4	Certification Required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 10, 2005

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 10, 2005