Form 10-Q
period 2005-06-30
HOSPITALITY PROPERTIES TRUST
filed 2005-08-04
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒  No ☐

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 4, 2005: 71,904,728

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2005

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$503,250	$460,748
Buildings, improvements and equipment	3,090,248	2,720,242
	3,593,498	3,180,990
Accumulated depreciation	(571,520)	(556,517)
	3,021,978	2,624,473
Cash and cash equivalents	10,065	15,894
Restricted cash (FF&E Reserve escrow)	37,421	38,511
Other assets, net	23,495	10,547
	$3,092,959	$2,689,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$—	$72,000
Senior notes, net of discounts	921,361	621,679
Mortgage payable	3,796	3,826
Security deposits	185,304	175,304
Accounts payable and other liabilities	93,553	77,782
Due to affiliate	2,958	2,661
Dividends payable	1,914	50,300
Total liabilities	1,208,886	1,003,552

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 71,904,728 and 67,203,228 issued and outstanding, respectively	719	672
Additional paid-in capital	2,059,185	1,859,936
Cumulative net income	1,132,286	1,081,169
Cumulative preferred distributions	(55,508)	(51,680)
Cumulative common distributions	(1,335,915)	(1,287,530)
Total shareholders’ equity	1,884,073	1,685,873
	$3,092,959	$2,689,425

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Hotel operating revenues	$181,059	$125,846	$326,106	$241,919
Rental income	31,890	32,378	62,955	65,014
FF&E reserve income	4,838	4,882	9,237	9,340
Interest income	294	125	530	269
Total revenues	218,081	163,231	398,828	316,542

Expenses:
Hotel operating expenses	132,344	86,486	232,769	164,320
Interest (including amortization of deferred financing costs of $945, $686, $1,679 and $1,372, respectively)	17,591	12,406	33,020	25,245
Depreciation and amortization	31,639	28,749	62,462	57,445
General and administrative	6,796	4,807	12,160	9,207
Loss on asset impairment	7,300	—	7,300	—
Total expenses	195,670	132,448	347,711	256,217

Income before gain on sale of real estate	22,411	30,783	51,117	60,325
Gain on sale of real estate	—	203	—	203

Net income	22,411	30,986	51,117	60,528
Preferred distributions	(1,914)	(2,151)	(3,828)	(5,846)
Excess of liquidation preference over carrying value of Series A preferred shares	—	—	—	(2,793)
Net income available for common shareholders	$20,497	$28,835	$47,289	$51,889

Weighted average common shares outstanding	68,357	67,188	67,783	65,802

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.30	$0.43	$0.70	$0.79

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$51,117	$60,528
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	62,462	57,445
Amortization of deferred financing costs as interest	1,679	1,372
Non-cash income	(1,476)	(1,476)
FF&E reserve income and deposits	(15,289)	(14,540)
Gain on sale of real estate	—	(203)
Loss on asset impairment	7,300	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,582)	1,533
Increase in accounts payable and other	5,860	2,973
Increase (decrease) in due to affiliate	297	(104)
Cash provided by operating activities	108,368	107,528

Cash flows from investing activities:
Real estate acquisitions	(428,954)	—
FF&E reserve fundings	(14,111)	(6,024)
Increase in security deposits	10,000	—
Proceeds from sale of real estate	—	7,750
Cash (used in) provided by investing activities	(433,065)	1,726

Cash flows from financing activities:
Proceeds from issuance of common shares, net	199,233	192,684
Proceeds from issuance of senior notes	299,442	—
Redemption of Series A preferred shares	—	(75,000)
Draws on revolving credit facility	243,000	186,000
Repayments of revolving credit facility	(315,000)	(317,000)
Distributions to common shareholders	(96,771)	(93,437)
Distributions to preferred shareholders	(3,828)	(5,846)
Deferred finance costs paid	(7,208)	(2)
Cash provided by (used in) financing activities	318,868	(112,601)
Decrease in cash and cash equivalents	(5,829)	(3,347)
Cash and cash equivalents at beginning of period	15,894	6,428
Cash and cash equivalents at end of period	$10,065	$3,081

Supplemental cash flow information:
Cash paid for interest	$25,623	$23,860
Non-cash operating activities:
Property transferred in lease default	$—	$4,920
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$13,377	$12,953
Purchases of fixed assets with FF&E reserve	(22,423)	(22,330)
Non-cash financing activities:
Issuance of common shares	$63	$55

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and communication services, are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due to us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned. Deferred hotel operating income was $6,302 and $8,151 for the three and six months ended June 30, 2005, respectively, compared with $1,013 and $2,463 for the three and six months ended June 30, 2004, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and rent is earned. Deferred percentage rent was $967 and $1,887 for the three and six months ended June 30, 2005, respectively, compared with $667 and $1,267 for the three and six months ended June 30, 2004, respectively.

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

Note 3.  Shareholders’ Equity

On January 18, 2005 and April 15, 2005, we paid a $0.5546875 per share distribution to our Series B preferred shareholders. On June 1, 2005, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on June 30, 2005. This amount was paid on July 15, 2005.

On January 31, 2005 and May 19, 2005, we paid a $0.72 per share distribution to our common shareholders for the quarters ended December 31, 2004 and March 31, 2005. On July 7, 2005, we declared a distribution of $0.72 per share to common shareholders of record on July 21, 2005, for the quarter ended June 30, 2005. We plan to pay this amount on or about August 18, 2005.

On June 5, 2005, we sold 4,500,000 of our common shares at a price of $44.39 per share in a public offering. On June 24, 2005, we sold an additional 200,000 common shares at a price of $44.39 pursuant to an over allotment option granted to the underwriters. Net proceeds from both these sales, after underwriting and other offering expenses, were $199,233. We used these proceeds to reduce borrowings outstanding under our revolving credit facility.

Note 4.  Indebtedness

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses were $297,048.

On May 23, 2005, we amended and restated our unsecured revolving credit facility to increase the maximum borrowing amount from $350,000 to $750,000 and to extend the maturity date to June 2009.  Our amended and restated credit facility includes provisions whereby the maturity date may be extended by one year upon payment of an additional fee and the maximum borrowing may be expanded to up to $1,500,000 in certain circumstances. Several additional amendments were made to the terms of our credit facility. Interest paid on drawings under the credit facility were reduced from LIBOR plus 135 basis points to LIBOR plus 80 basis points, subject to adjustments based on changes to our credit ratings. Certain financial and other covenants in the credit facility were also amended to reflect current market conditions. As of June 30, 2005, we had zero outstanding on our credit facility and $750,000 available to be drawn for acquisitions and general business purposes.

Note 5.  Real Estate Properties

We purchased 12 hotels on February 16, 2005 and an additional hotel on May 31, 2005, from InterContinental Hotels Group, plc, or InterContinental, for $425,000, and simultaneously entered into a long term management agreement for 12 of the hotels and a long term lease for one hotel with InterContinental. We are obtaining valuations of certain of the acquired assets and we may change our initial purchase price allocation as a result of such valuations. Pursuant to the terms of these agreements our annual minimum returns and rents increased by $34,713.

During the six months ended June 30, 2005, we also provided $4,111 of funding for planned tenant improvements to certain of our hotels, which resulted in a $411 increase in our annual minimum returns and rents.

Note 6.  Management Agreements

In October 2004, Blackstone Group, or Blackstone, acquired Prime Hospitality Corporation, or Prime, and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt Corporation, or Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson Hotels Worldwide, or Carlson, with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 limited service AmeriSuites® and one with Carlson for the 12 Prime HotelsSM. The economic terms of the new management agreements on a combined basis are unchanged from the previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including guarantees from Hyatt and Carlson, have been changed. The new management agreements have limited guarantees from Hyatt and Carlson of $50,000 and $40,000, respectively.

During the second quarter of 2005, 11 of our Prime HotelsSM were rebranded with Carlson brands, including Radisson Hotels & Resorts®, Country Inn & Suites by CarlsonSM and Park Plaza® Hotels & Resorts. In June 2005, we authorized Carlson to pursue the sale of our remaining Prime HotelSM located in Atlanta, GA. In connection with this decision we recorded a $7,300 loss on asset impairment to reduce the carrying value of the hotel to its estimated net realizable value less cost to sell. Under the terms of our management agreement with Carlson the annual minimum return due to us for the combination of our hotels managed by Carlson will be reduced by an amount equal to 7% of the net proceeds we realize from the sale of the hotel. We are presently in discussions with Carlson regarding the purchase of a replacement property for this combination.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2004.

Hotel Industry Conditions

During 2004 and the first half of 2005, the U.S. hotel industry benefited from an expanding economy and limited new hotel supply. For the first half of 2005, nine of our ten combinations of hotels reported increases in revenue per available room, or RevPAR; however, our hotels’ profitability generally remained below 2000 levels. All of our operating agreements and leases contain security features, such as security deposits and, in certain instances, guarantees, which are intended to protect payments of owner’s priority returns and minimum rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

2005 Developments

On December 17, 2004, we agreed to purchase 13 hotels from InterContinental for $450,000. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two extended stay Staybridge Suites® hotels, and have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting rooms. The hotels are located in six states in the United States; one InterContinental® hotel and one Staybridge Suites® hotel are located in Toronto, Canada; and one InterContinental® hotel is located in San Juan, Puerto Rico. The $450,000 purchase price includes $25,000 which we have agreed to pay during the three years following the closing in connection with certain improvements to the hotels. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels. On May 31, 2005, we completed the purchase of the final InterContinental hotel.

Simultaneously with our purchase of these hotels, we entered a long term combination management agreement for 12 of the hotels and a long term lease for one hotel, the InterContinental hotel in San Juan, Puerto Rico, with subsidiaries of InterContinental. The combined annual amount payable to us for all 13 hotels as owner’s priority return under the management agreement and base rent under the lease is $37,750 in 2005, increases to $40,725 in 2006 and increases to approximately $42,000 after the full $450,000 purchase price has been paid. In addition, we are entitled to receive cash flow remaining after base and incentive management fees are paid to InterContinental at the managed hotels and, starting in 2007, a percentage of increases in gross revenues over a threshold at each of the hotels. The owner’s priority return under the management agreement and the base rent under the lease are measured and payable in U.S. dollars. Other amounts due under these agreements, with respect to the two hotels located in Canada, may be measured in Canadian dollars, but will be payable in U.S. dollars. The management agreement and the lease each extend through 2029, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay owner’s priority return under the management agreement and the base rent under the lease are supported by a limited, partial guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the owner’s priority return under the management agreement is also supported by a limited, partial guaranty from the InterContinental subsidiary tenant for the Puerto Rico hotel. The agreements also provide for a reserve for capital expenditures starting in 2007.

In October 2004, Blackstone acquired Prime and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 limited service AmeriSuites® and one with Carlson for the 12 Prime HotelsSM. The economic terms of the new management agreements on a combined basis are unchanged from the previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including guarantees from Hyatt and Carlson, have been changed. The new management agreements have limited guarantees from Hyatt and Carlson of $50,000 and $40,000, respectively.

During the second quarter of 2005, 11 of our Prime HotelsSM were rebranded with Carlson brands, including Radisson Hotels & Resorts®, Country Inn & Suites by CarlsonSM and Park Plaza® Hotels & Resorts. In June 2005, we authorized Carlson to pursue the sale of our remaining Prime HotelSM located in Atlanta, GA. In connection with this decision we recorded a $7,300 loss on asset impairment to reduce the carrying value of the hotel to its estimated net realizable value less cost to sell. Under the terms of our management agreement with Carlson the annual minimum return due to us for the combination of our hotels managed by Carlson will be reduced by an amount equal to 7% of the net proceeds we realize from the sale of the hotel. We are presently in discussions with Carlson regarding the purchase of a replacement property for this combination.

Management Agreements and Leases

At June 30, 2005, each of our 298 hotels was included in one of ten combinations of hotels of which 189 are leased to our TRSs and managed by an independent hotel operating company, and 109 are leased to third parties. Our consolidated statement of income includes hotel operating revenues and expenses of managed hotels and rental income from our leased hotels. Additional information regarding the terms of our management agreements and leases is included in the table on pages 17 and 18.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2005 versus 2004

	For the three months ended June 30,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$181,059	$125,846	$55,213	43.9%
Rental income	31,890	32,378	(488)	(1.5)%
FF&E reserve income	4,838	4,882	(44)	(0.9)%
Interest income	294	125	169	135.2%

Expenses:
Hotel operating expenses	132,344	86,486	45,858	53.0%
Interest expense	17,591	12,406	5,185	41.8%
Depreciation and amortization	31,639	28,749	2,890	10.1%
General and administrative	6,796	4,807	1,989	41.4%
Loss on asset impairment	7,300	—	7,300	—

Net income	22,411	30,986	(8,575)	(27.7)%
Net income available for common shareholders	20,497	28,835	(8,338)	(28.9)%
Weighted average shares outstanding	68,357	67,188	1,169	1.7%
Net income available for common shareholders per common share	$0.30	$0.43	$(0.13)	(30.2)%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2005 due to: (i) our February and May 2005 acquisitions of 12 hotels and the initiation of a management agreement for these hotels; (ii) the change of seven hotels under our agreement with Marriott International, Inc., or Marriott, from leased to managed hotels in June 2004; and (iii) the general increase in hotel revenues due to improving lodging industry conditions during 2005.

Pro forma hotel operating revenues of our 189 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $183,308 for the three months ended June 30, 2005, an increase of 8.1% from pro forma hotel operating revenues of $169,554 for the three months ended June 30, 2004. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our former Prime HotelsSM. As described above, we transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005, and 11 of these 12 hotels were rebranded with Carlson brands during the second quarter of 2005.

Pro forma hotel operating expenses of our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $123,503 for the three months ended June 30, 2005, an increase of 4.5% from pro forma hotel operating expenses of $118,233 for the three months ended June 30, 2004. This increase is due primarily to increased labor costs.

Certain of our managed hotels had net operating results that were $336 less than the minimum returns due to us in the three months ended June 30, 2004. This amount was reflected in our consolidated statement of income as a net reduction to hotel operating expenses in that period because the minimum returns were funded by our managers. In the second quarter of 2005, all our managed hotel combinations had net operating results that were more than the minimum returns due to us.

The decrease in rental income is primarily a result of the elimination of $2,105 of minimum rent for seven hotels under our agreement with Marriott which were previously leased but are now managed for our account. This decrease was partially offset by the initiation of a new lease for our hotel in San Juan, Puerto Rico on February 16, 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily due to seven Marriott hotels which were changed from leased to managed hotels in June 2004. This decrease was partially offset by increased levels of hotel sales in the second quarter of 2005 versus the same period in 2004 for our leased hotels. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The increase in interest income is due to higher average balances and interest rates during the three months ended June 30, 2005.

The increase in interest expense is primarily due to higher average borrowings and a higher weighted average interest rate during the three months ended June 30, 2005.

The increase in depreciation and amortization is due principally to the depreciation of 12 hotels acquired on February 16, 2005 and the hotel acquired on May 31, 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in April 2004 and the retirement of fully depreciated assets of $31,525 and $15,064, in the three months ended March 31, 2005, and June 30, 2005, respectively and $50,619 throughout 2004.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2005 and higher incentive fees during the three months ended June 30, 2005, compared to the same period in 2004.

As described above, we recorded a $7,300 loss on asset impairment to reduce the carrying value of our Prime HotelSM in Atlanta, GA to its realizable value less cost to sell in the 2005 second quarter.

We recorded a $203 gain on the sale of a Summerfield Suites hotel located in Buckhead, GA in the 2004 second quarter.

The decreases in net income and net income available for common shareholders are primarily due to the investment and operating activity discussed above. The decrease in net income available for common shareholders per common share was primarily a result of the investment and operating activity described above and the issuance of 4.7 million common shares in the second quarter of 2005.

Six Months Ended June 30, 2005 versus 2004

	For the six months ended June 30,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$326,106	$241,919	$84,187	34.8%
Rental income	62,955	65,014	(2,059)	(3.2)%
FF&E reserve income	9,237	9,340	(103)	(1.1)%
Interest income	530	269	261	97.0%

Expenses:
Hotel operating expenses	232,769	164,320	68,449	41.7%
Interest expense	33,020	25,245	7,775	30.8%
Depreciation and amortization	62,462	57,445	5,017	8.7%
General and administrative	12,160	9,207	2,953	32.1%
Loss on asset impairment	7,300	—	7,300	—

Net income	51,117	60,528	(9,411)	(15.5)%
Net income available for common shareholders	47,289	51,889	(4,600)	(8.9)%
Weighted average shares outstanding	67,783	65,802	1,981	3.0%
Net income available for common shareholders per common share	$0.70	$0.79	$(0.09)	(11.4)%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2005 due to: (i) our February and May 2005 acquisitions of 12 hotels and the initiation of a management agreement for these hotels; (ii) the change of seven hotels under our agreement with Marriott from leased to managed hotels after the 2004 first quarter; and (iii) the general increase in hotel revenues due to improving lodging industry conditions during 2005.

Pro forma hotel operating revenues of our 189 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $347,166 for the first six months of 2005, an increase of 6.8% from pro forma hotel operating revenues of $324,962 for the first six months of 2004. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our Prime HotelsSM. As described above, we transferred operating responsibility for our former Prime HotelsSM to Carlson on April 4, 2005, and 11 of these 12 hotels were rebranded with Carlson brands during the second quarter of 2005.

Pro forma hotel operating expenses of our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $240,364 for the first six months of 2005, an increase of 3.0% from pro forma hotel operating expenses of $233,344 for the first six months of 2004. This increase is due primarily to increased labor costs.

Certain of our managed hotels had net operating results that were $267 and $4,610 less than the minimum returns due to us in the six months ended June 30, 2005 and 2004, respectively. These amounts have been reflected in our consolidated statement of income as net reductions to hotel operating expenses in these periods because the minimum returns were funded by our managers.

The decrease in rental income is primarily a result of the elimination of $4,530 of minimum rent for seven hotels under our agreement with Marriott which were previously leased but are now managed for our account. This decrease was partially offset by the initiation of a new lease for our hotel in San Juan, Puerto Rico on February 16, 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004.

The decrease in FF&E reserve income is primarily due to seven Marriott hotels which were changed from leased to managed hotels in June 2004. This decrease was partially offset by increased levels of hotel sales in the first six months of 2005 versus the same period in 2004 for our leased hotels.

The increase in interest income is due to higher average balances and interest rates during the six months ended June 30, 2005.

The increase in interest expense is primarily due to higher average borrowings and a higher weighted average interest rate during the six months ended June 30, 2005.

The increase in depreciation and amortization is due principally to the depreciation of 12 hotels acquired on February 16, 2005 and the hotel acquired on May 31, 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in April 2004 and the retirement of fully depreciated assets of $31,525 and $15,064, in the three months ended March 31, 2005, and June 30, 2005, respectively and $50,619 throughout 2004.

The increase to general and administrative expense is due principally to the impact of additional hotel investments in 2005 and higher incentive fees during the six months ended June 30, 2005, compared to the same period in 2004.

As described above, we recorded a $7,300 loss on asset impairment to reduce the carrying value of our Prime HotelSM in Atlanta, GA to its realizable value less cost to sell in the 2005 second quarter.

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

The decrease in net income is primarily due to the investment and operating activity discussed above. The increases in net income available for common shareholders and net income available for common shareholders per common share was primarily a result of the investment and operating activity described above and the reduction in 2005 of preferred dividends and the preferred share redemption costs due to the redemption of our Series A preferred shares in April 2004. On a per share basis, the percentage increase was lower due to our issuance of 4.7 million common shares in the second quarter of 2005.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2005, all 298 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our returns and minimum rents, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the minimum payments due to us under each agreement. More detail regarding coverage, guarantees and other security features of our ten agreements is presented in the table on pages 17 and 18. Assuming our operating agreements as of June 30, 2005, had been in place during the twelve months ended June 30, 2005, six hotel combinations, representing 138 hotels, generated coverage using historical operating results of at least 1.0x. The remaining four combinations, representing 160 hotels, generated coverages using historical operating results of .81x to .95x.

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

As of June 30, 2005, all payments due, including those payments due under leases or operating agreements whose hotels have generated less than 1.0x coverage during the last twelve months, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of our hotels continues at the current level for an extended period. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline.

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

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of June 30, 2005, there was approximately $38,424 on deposit in these escrow accounts, of which $37,421 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $1,003 is held in an account owned by one of our tenants and is not reflected on our balance sheet; but we have security and remainder interests in the account owned by this tenant. During the six months ended June 30, 2005, $14,301 was contributed to these accounts and $22,879 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to meet cash needs that may result from timing differences between the receipt of rents and returns and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. On May 23, 2005, we amended and restated our unsecured revolving credit facility to increase the maximum borrowing amount from $350,000 to $750,000 and to extend the maturity date to June 2009. Our amended and restated credit facility includes provisions whereby the maturity date may be extended by one year upon payment of an additional fee and the maximum borrowing may be expanded to up to $1,500,000 in certain circumstances. Several additional amendments were made to the terms of our credit facility. Interest paid on drawings under the credit facility were reduced from LIBOR plus 135 basis points to LIBOR plus 80 basis points, subject to adjustments based on changes to our credit ratings. Certain financial and other covenants in the credit facility were also amended to reflect current market conditions. As of June 30, 2005, we had zero outstanding on our credit facility and $750,000 available to be drawn for acquisitions and general business purposes. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.

At June 30, 2005, we had $10,065 of cash and cash equivalents and $750,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or net proceeds of offerings of equity or debt securities to fund future property acquisitions.

As described above, on December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental for $450,000. We acquired 12 of the hotels on February 16, 2005 and the remaining hotel on May 31, 2005, for $425,000 using proceeds from the senior notes issuance described below and borrowings under our revolving credit facility. The $450,000 purchase price includes $25,000 which we have agreed to pay InterContinental during the next three years in connection with certain improvements to the hotels.

During the first half of 2005 we funded $4,111 for improvements to two of our Marriott hotel portfolios. We expect to fund an additional $16,373 for improvements to three of our Marriott hotel portfolios in 2005 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual returns and rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

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

Pursuant to the agreement we entered with Prime in 2003 for management of 36 hotels, we agreed to fund $25,000 for rebranding costs and other capital improvements. As of June 30, 2005, $10,000 of this funding has occurred. Pursuant to our new management agreements for these hotels described above, this funding will be allocated between Hyatt and Carlson. We have also agreed to provide additional funding to Hyatt and Carlson for rebranding and refurbishment of the hotels. To the extent our fundings exceed $25,000, the minimum return payable by Hyatt and Carlson to us will increase as these funds are advanced.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012; $300,000 in 2013 and $300,000 in 2015. As of June 30, 2005, we had one mortgage obligation with a principal balance of $3,796. This mortgage requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note is prepayable at a premium beginning on

September 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

On December 1, 2004, a distribution of $0.5546875 per Series B preferred share was declared with respect to fourth quarter 2004 and was paid to shareholders on January 18, 2005. On March 1, 2005 and June 1, 2005, distributions of $0.5546875 per Series B preferred share were declared with respect to first and second quarters of 2005 and were paid to shareholders on April 15, 2005 and July 15, 2005. On December 9, 2004, a distribution of $0.72 per common share was declared with respect to fourth quarter 2004 results and was paid to shareholders on January 31, 2005. On April 7, 2005, a distribution of $0.72 per common share was declared with respect to first quarter 2005 results and was paid to shareholders on May 19, 2005, using cash on hand and borrowings under our revolving credit facility. On July 7, 2005, a distribution of $0.72 per common share was declared with respect to second quarter 2005 results and will be paid to shareholders of record at July 21, 2005, on or about August 18, 2005, using cash on hand and borrowings under our revolving credit facility.

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses were approximately $297,048. As described above, these proceeds were used to partially fund our acquisition of 12 hotels from InterContinental on February 16, 2005.

On June 5, 2005, we sold 4,500,000 of our common shares of beneficial interest at a price of $44.39 per share in a public offering. On June 24, 2005, we sold an additional 200,000 common shares of beneficial interest at a price of $44.39 pursuant to an over allotment option granted to the underwriters. Net proceeds, from both these sales, after underwriting and other offering expenses, were $199,233. We used these proceeds to reduce borrowings outstanding under our revolving credit facility.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of June 30, 2005, we had $1,578,439 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity offerings with which to finance future acquisitions and to pay our debt and other obligations.

As of June 30, 2005, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$928,796	$30	$137	$150,161	$778,468
Purchase Obligation (1)	25,000	10,000	15,000	—	—
Ground Lease Obligations (2)	18,526	559	2,237	2,027	13,703
Capital improvements (3)	31,373	31,373	—	—	—
Total	$1,003,695	$41,962	$17,374	$152,188	$792,171

(1)   On December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental. The remaining balance of our negotiated purchase price is to fund capital improvements over the course of the next two years.

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

(3)   Represents known amounts we expect to fund in addition to recurring FF&E reserve funding from hotel operations.

As of June 30, 2005, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of June 30, 2005, our secured debt obligations were limited to one mortgage note of $3,796 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at June 30, 2005 were our revolving credit facility, our $925,000 of publicly issued term debt and our $3,796 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of June 30, 2005, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

As of June 30, 2005, we own 298 hotels which are grouped into ten combinations and managed by, or leased to, separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation or Host, Barcelo Crestline Corporation or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village, LLC or Homestead.

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

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Homestead Studio Suites®
Management Agreements and Leases

Number of Hotels	53	18	35	19	18

Number of Rooms/Suites	7,610	2,178	5,382	2,756	2,399

Number of States	24	14	15	14	5

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Our TRS	Subsidiary of Barcelo Crestline	Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of BRE/Homestead Village LLC

Investment at June 30, 2005 (000s) (1)	$558,247	$186,687	$455,655	$274,222	$145,000

Security Deposit (000s)	$50,540	$17,220	$36,204	$28,508	$15,960

End of Current Term	2012	2010	2019	2015	2015

Renewal Options (2)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$55,713	$18,650	$47,291	$28,508	$15,960

Percentage Return/Rent (3)	5.0%	7.5%	7.0%	7.0%	10.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.

Operating Statistics

Return/Rent Coverage (4) (5):

Year ended 12/31/04	1.29x	1.00x	0.87x	0.85x	1.21x
Twelve months ended 6/30/05	1.33x	1.07x	0.95x	0.90x	1.36x
Quarter ended 6/30/05	1.52x	1.23x	1.19x	1.06x	1.57x

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

(4)   We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return payments or minimum rent due to us.

(5)   Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Staybridge Suites®	Candlewood Suites®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	AmeriSuites®	Radisson Hotels & Resorts® / Park Plaza® Hotels & Resorts / Country Inn & Suites by CarlsonSM / Prime HotelSM (1)	Total/ Range/ Average (all investments)
Management Agreements and Leases

Number of Hotels	30	76	13	24	12	298

Number of Rooms/Suites	3,694	9,220	3,946	2,929	2,321	42,435

Number of States	16	29	6 plus Ontario and Puerto Rico	14	8	38 plus Ontario and Puerto Rico

Tenant	Our TRS	Our TRS	Our TRS and a subsidiary of InterContinental	Our TRS	Our TRS

Manager	Subsidiary of InterContinental	Subsidiary of InterContinental	Subsidiaries of InterContinental	Subsidiary of Hyatt	Subsidiary of Carlson

Investment at June 30, 2005 (000s) (2)	$415,708	$590,250	$425,000	$243,350	$175,270	$3,469,389

Security Deposit (000s)	$36,872	—	—	—	—	$185,304

End of Current Term	2023	2028	2029	2030	2030	2010-2030 (average 14.3 years)

Renewal Options (3)	2 for 12.5 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$36,097	$60,000	$37,750	$18,000	$8,000	$325,969

Percentage Return/Rent (4)	7.5%	7.5%	7.5%	(5)	(5)	5%-10%

Other Security Features	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantees provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.

Operating Statistics

Return/Rent Coverage (6):

Year ended 12/31/04	0.77x	0.83x	0.91x	0.91x	1.44x	0.77x -1.44x
Twelve months ended 6/30/05	0.81x	0.92x	1.00x	1.00x	1.00x	0.81x -1.36x
Quarter ended 6/30/05	1.02x	1.11x	1.23x	1.15x	1.22x	1.02x -1.57x

(1)     In June 2005, we authorized Carlson to pursue the sale of our Prime HotelSM in Atlanta, GA. In connection with this decision we recorded a $7,300 loss on asset impairment to reduce the carrying value of the hotel to its estimated net realizable value less cost to sell.

(2)     Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts separately funded by us.

(3)     Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(4)     Each management contract or lease provides for payment to us of a percentage of increases in total hotel sales over base year levels as additional return or rent.

(5)     Agreement provides for payment to us of 50% of cash flow after payment of operating costs, funding the capital reserve, payment of our priority return and reimbursement to the manager of working capital and guaranty advances, if any.

(6)     We define coverage as combined total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return payments or minimum rent due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of management agreements.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated:

Management/Lease	No. of	No. of Rooms	Second Quarter (1)			Year to Date(1)
Agreement	Hotels	/Suites	2005	2004	Change	2005	2004	Change
ADR
Host (no. 1)	53	7,610	$107.79	$100.09	7.7%	$107.95	$99.99	8.0%
Host (no. 2)	18	2,178	102.39	94.43	8.4%	99.46	94.19	5.6%
Marriott	35	5,382	103.02	95.19	8.2%	101.10	94.67	6.8%
Barcelo Crestline	19	2,756	99.94	91.81	8.9%	102.66	93.34	10.0%
InterContinental (no. 1)(2)	30	3,694	96.27	89.97	7.0%	95.46	89.29	6.9%
InterContinental (no. 2)	76	9,220	61.13	57.72	5.9%	60.22	56.72	6.2%
InterContinental (no. 3)(3)	13	3,946	116.68	110.40	5.7%	118.30	112.54	5.1%
Hyatt(4)	24	2,929	76.82	70.08	9.6%	75.71	69.23	9.4%
Carlson(4) (5)	12	2,321	77.64	80.45	-3.5%	79.66	81.83	-2.7%
Homestead	18	2,399	56.57	49.03	15.4%	57.08	49.21	16.0%
Total/Average	298	42,435	$89.13	$83.44	6.8%	$88.70	$83.35	6.4%

OCCUPANCY
Host (no. 1)	53	7,610	73.7%	74.2%	-0.5 pt	70.1%	71.1%	-1.0 pt
Host (no. 2)	18	2,178	82.9%	81.4%	1.5 pt	80.5%	78.1%	2.4 pt
Marriott	35	5,382	79.7%	79.2%	0.5 pt	76.7%	75.6%	1.1 pt
Barcelo Crestline	19	2,756	77.6%	78.8%	-1.2 pt	73.7%	75.5%	-1.8 pt
InterContinental (no. 1)(2)	30	3,694	81.1%	78.5%	2.6 pt	77.5%	75.3%	2.2 pt
InterContinental (no. 2)	76	9,220	77.4%	70.3%	7.1 pt	74.9%	67.8%	7.1 pt
InterContinental (no. 3)(3)	13	3,946	77.9%	75.6%	2.3 pt	74.4%	72.4%	2.0 pt
Hyatt(4)	24	2,929	68.2%	67.4%	0.8 pt	66.7%	64.1%	2.6 pt
Carlson(4) (5)	12	2,321	52.0%	62.1%	-10.1 pt	51.9%	65.2%	-13.3 pt
Homestead	18	2,399	79.6%	84.5%	-4.9 pt	78.6%	81.4%	-2.8 pt
Total/Average	298	42,435	75.8%	74.5%	1.3 pt	73.0%	71.8%	1.2 pt

RevPAR
Host (no. 1)	53	7,610	$79.44	$74.27	7.0%	$75.67	$71.09	6.4%
Host (no. 2)	18	2,178	84.88	76.87	10.4%	80.07	73.56	8.8%
Marriott	35	5,382	82.11	75.39	8.9%	77.54	71.57	8.3%
Barcelo Crestline	19	2,756	77.55	72.35	7.2%	75.66	70.47	7.4%
InterContinental (no. 1)(2)	30	3,694	78.07	70.63	10.5%	73.98	67.24	10.0%
InterContinental (no. 2)	76	9,220	47.31	40.58	16.6%	45.10	38.46	17.3%
InterContinental (no. 3)(3)	13	3,946	90.89	83.46	8.9%	88.02	81.48	8.0%
Hyatt(4)	24	2,929	52.39	47.23	10.9%	50.50	44.38	13.8%
Carlson(4) (5)	12	2,321	40.37	49.96	-19.2%	41.34	53.35	-22.5%
Homestead	18	2,399	45.03	41.43	8.7%	44.86	40.06	12.0%
Total/Average	298	42,435	$67.56	$62.16	8.7%	$64.75	$59.85	8.2%

(1)   Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.

(2)   In the calculation of Occupancy and RevPAR, we have reduced the number of available rooms for one hotel, which has been closed temporarily due to fire damage sustained on May 13, 2005.

(3)   Includes data for periods prior to our ownership of some hotels.

(4)   Includes data for periods some hotels were not operated by the current manager.

(5)   We transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005, and 11 of these 12 hotels were rebranded with Carlson brands during the second quarter of 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2004. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of June 30, 2005, our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
$925,000		$59,251

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $5,925. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2005, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $27,156.

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

Our revolving credit facility bears interest at floating rates and matures in June 2009. We can extend the maturity for one year for a fee. At June 30, 2005, we had zero outstanding and $750,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving bank credit facility or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR TENANTS’ OR OPERATORS’ ABILITY TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO REFURBISH CERTAIN OF OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FOR EXAMPLE:  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE AND OUR TENANTS AND OPERATORS MAY BE UNABLE TO PAY OUR RENTS OR RETURNS. ALSO, WE MAY BE UNABLE TO PROVIDE THE FUNDING REQUIRED BY OUR OPERATORS’ AND TENANTS’ FOR THE REFURBISHMENT OF OUR HOTELS. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ OR OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

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

PART II         Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2005, we granted 500 common shares valued at $42.50 per common share, the closing price of the common shares on the New York Stock Exchange on that day, to each of our three independent trustees as part of their annual compensation. We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting of shareholders held on May 11, 2005, our shareholders re-elected John L. Harrington and Barry M. Portnoy as trustees (48,278,647 and 48,287,763 shares voted in favor of the re-election, and 15,076,531 and 15,067,416 shares withheld for the re-election of Messrs. Harrington and Portnoy, respectively). The term of office of Messrs. Harrington and Portnoy will extend until our annual meeting of shareholders in 2008. Messrs, Gerard M. Martin, Frank J. Bailey and Arthur K. Koumantzelis continue to serve as trustees with current terms of office expiring in 2006, 2006 and 2007, respectively.

Item 6.  Exhibits

10.1

Assumption, Termination and Amendment Agreement among InterContinental Hotels Limited (f/k/a InterContinental Hotels Group PLC), InterContinental Hotels Group PLC (f/k/a New InterContinental Hotels Group PLC), HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT IHG PR, Inc. and Hospitality Properties Trust dated July 1, 2005. (Filed herewith)

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
Dated: August 4, 2005

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 4, 2005