Form 10-Q
period 2005-09-30
HOSPITALITY PROPERTIES TRUST
filed 2005-11-07
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 7, 2005: 71,920,578

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2005

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$536,589	$460,748
Buildings, improvements and equipment	3,067,592	2,720,242
	3,604,181	3,180,990
Accumulated depreciation	(596,726)	(556,517)
	3,007,455	2,624,473
Cash and cash equivalents	19,164	15,894
Restricted cash (FF&E reserve escrow)	32,369	38,511
Other assets, net	21,434	10,547
	$3,080,422	$2,689,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$8,000	$72,000
Senior notes, net of discounts	921,484	621,679
Mortgage payable	3,781	3,826
Security deposits	185,304	175,304
Accounts payable and other liabilities	90,738	77,782
Due to affiliate	7,531	2,661
Dividends payable	1,914	50,300
Total liabilities	1,218,752	1,003,552

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 71,920,578 and 67,203,228 issued and outstanding, respectively	719	672
Additional paid-in capital	2,059,883	1,859,936
Cumulative net income	1,162,871	1,081,169
Cumulative preferred distributions	(57,422)	(51,680)
Cumulative common distributions	(1,387,687)	(1,287,530)
Total shareholders’ equity	1,861,670	1,685,873
	$3,080,422	$2,689,425

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Hotel operating revenues	$184,379	$136,861	$510,485	$378,780
Rental income	31,919	30,312	94,874	95,326
FF&E reserve income	4,963	4,660	14,200	14,000
Interest income	426	159	956	428
Total revenues	221,687	171,992	620,515	488,534

Expenses:
Hotel operating expenses	134,888	94,896	367,657	259,216
Interest (including amortization of deferred financing costs of $606, $686, $2,285 and $2,058, respectively)	16,056	12,530	49,076	37,775
Depreciation and amortization	34,462	28,713	96,924	86,158
General and administrative	5,696	5,146	17,856	14,353
Loss on asset impairment	—	—	7,300	—
Total expenses	191,102	141,285	538,813	397,502

Income before gain on sale of real estate	30,585	30,707	81,702	91,032
Gain on sale of real estate	—	—	—	203

Net income	30,585	30,707	81,702	91,235
Preferred distributions	(1,914)	(1,914)	(5,742)	(7,760)
Excess of liquidation preference over carrying value of Series A preferred shares	—	—	—	(2,793)
Net income available for common shareholders	$28,671	$28,793	$75,960	$80,682

Weighted average common shares outstanding	71,908	67,191	69,173	66,268

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.40	$0.43	$1.10	$1.22

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$81,702	$91,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,924	86,158
Amortization of deferred financing costs as interest	2,285	2,058
Non-cash income	(2,214)	(2,214)
FF&E reserve income and deposits	(23,754)	(22,504)
Gain on sale of real estate	—	(203)
Loss on asset impairment	7,300	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,047)	2,130
Increase (decrease) in accounts payable and other	4,067	(9,021)
Increase in due to affiliate	4,870	3,932
Cash provided by operating activities	168,133	151,571

Cash flows from investing activities:
Real estate acquisitions	(429,189)	—
FF&E reserve fundings	(21,956)	(9,367)
Increase in security deposits	10,000	—
Proceeds from sale of real estate	3,227	7,750
Cash used in investing activities	(437,918)	(1,617)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	199,233	192,684
Proceeds from issuance of senior notes	299,442	—
Redemption of Series A preferred shares	—	(75,000)
Draws on revolving credit facility	268,000	245,000
Repayments of revolving credit facility	(332,000)	(366,000)
Distributions to common shareholders	(148,543)	(141,813)
Distributions to preferred shareholders	(5,742)	(7,760)
Deferred finance costs paid	(7,335)	(2)
Cash provided by (used in) financing activities	273,055	(152,891)
Increase (decrease) in cash and cash equivalents	3,270	(2,937)
Cash and cash equivalents at beginning of period	15,894	6,428
Cash and cash equivalents at end of period	$19,164	$3,491

Supplemental cash flow information:
Cash paid for interest	$39,818	$46,644
Non-cash operating activities:
Property transferred in lease default	$—	$4,920
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$23,091	$20,281
Purchases of fixed assets with FF&E reserve	(43,164)	(32,478)
Non-cash financing activities:
Issuance of common shares	$761	$680

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and communication services, are generally recognized when services are performed. Our rights to share in the operating results of our managed hotels in excess of minimum returns due to us are generally determined based upon annual calculations. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned. Deferred hotel operating income was $4,928 and $13,079 for the three and nine months ended September 30, 2005, respectively, compared with $1,083 and $3,546 for the three and nine months ended September 30, 2004, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent due to us under leases is generally determined based on annual calculations and is recognized when all contingencies are met and rent is earned. Deferred percentage rent was $1,121 and $3,008 for the three and nine months ended September 30, 2005, respectively, compared with $900 and $2,167 for the three and nine months ended September 30, 2004, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. Some of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, payments by our third party tenants into the escrow are reported by us as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

Note 3.  Shareholders’ Equity

On January 18, 2005, April 15, 2005 and July 15, 2005, we paid a $0.5546875 per share distribution to our Series B preferred shareholders. On September 1, 2005, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on September 30, 2005. This amount was paid on October 17, 2005.

On January 31, 2005, May 19, 2005 and August 18, 2005, we paid a $0.72 per share distribution to our common shareholders for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. On October 6, 2005, we declared a distribution of $0.73 per share to common shareholders of record on October 21, 2005, for the quarter ended September 30, 2005. We plan to pay this amount on or about November 17, 2005.

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

On September 13, 2005, we granted 15,850 common shares pursuant to our Incentive Share Award Plan valued at $44.06 per common share, the closing price of the common shares on the New York Stock Exchange on that day, to our officers and employees of our manager, Reit Management & Research LLC.

Note 4.  Indebtedness

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015 at a slight discount. Net proceeds after underwriting and other offering expenses were $297,048.

On May 23, 2005, we amended and restated our unsecured revolving credit facility to increase the maximum borrowing amount from $350,000 to $750,000 and to extend the maturity date to June 2009.  Our amended and restated credit facility includes provisions whereby the maturity date may be extended by one year upon payment of an additional fee and the maximum borrowing may be expanded to up to $1,500,000 in certain circumstances. Several additional amendments were made to the terms of our credit facility. The interest rate on drawings under the credit facility was reduced from LIBOR plus 135 basis points to LIBOR plus 80 basis points, subject to adjustments based on changes to our credit ratings. Certain financial and other covenants in the credit facility were also amended to reflect current market conditions. In October 2005, the credit ratings of our senior unsecured debt obligations were raised to “BBB” and “Baa2” from “BBB-” and “Baa3” by Standard & Poor’s Rating Services and Moody’s Investors Service, respectively. The interest rate on drawings under our credit facility was reduced to LIBOR plus 65 basis points as a result of these ratings increases. As of September 30, 2005, we had $8,000 outstanding on our credit facility and $742,000 available to be drawn for acquisitions and general business purposes.

Note 5.  Real Estate Properties

We purchased 12 hotels on February 16, 2005 and an additional hotel on May 31, 2005, from InterContinental Hotels Group, plc, or InterContinental, for $425,000, and simultaneously entered into a long term management agreement for 12 of the hotels and a long term lease for one hotel with InterContinental. Pursuant to the terms of these agreements our annual minimum returns and rents increased by $37,750.

During the nine months ended September 30, 2005, we also provided $5,035 of funding for planned tenant improvements to certain of our hotels, which resulted in a $504 increase in our annual minimum returns and rents.

Note 6.  Management Agreements

In October 2004, Blackstone Group, or Blackstone, acquired Prime Hospitality Corporation, or Prime, and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt Corporation, or Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® hotels and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 AmeriSuites® hotels and one with Carlson for the 12 Prime HotelsSM. The economic terms of the new management agreements on a combined basis are unchanged from our previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including guarantees from Hyatt and Carlson, have been changed.

During the second quarter of 2005, 11 of our Prime HotelsSM were rebranded with Carlson brands, including Radisson Hotels & Resorts®, Country Inn & Suites by CarlsonSM and Park Plaza® Hotels & Resorts. In June 2005, we authorized Carlson to pursue the sale of the 12th Prime HotelSM located in Atlanta, Georgia. In connection with this decision we recorded a $7,300 loss on asset impairment in the second quarter of 2005 to reduce the carrying value of the hotel to its estimated net realizable value less the cost to sell. On September 30, 2005, we sold our Prime HotelSM located in Atlanta, Georgia for $3,227. On November 1, 2005, we acquired a Country Inn & Suites by CarlsonSM hotel located in Brooklyn Center, Minnesota with 84 guestrooms from Carlson for $4,100 as a replacement hotel to be added to this combination. Under the terms of our management agreement with Carlson the annual minimum return due to HPT has been increased by a net $78.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2004.

Hotel Industry Conditions

During the first nine months of 2005, the U.S. hotel industry has continued to benefit from an expanding economy and limited new hotel supply. For the first nine months of 2005, nine of our ten combinations of hotels reported increases in revenue per available room, or RevPAR. While the profitability of our hotels has generally improved during 2005 it remains below 2000 levels. All of our management agreements and leases contain security features, such as security deposits and, in certain instances, guarantees, which are intended to protect payments of owner’s priority returns and minimum rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

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

In October 2004, Blackstone acquired Prime and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® hotels and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for 24 AmeriSuites® hotels and one with Carlson for the 12 Prime HotelsSM. The economic terms of the new management agreements on a combined basis are unchanged from our previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including guarantees from Hyatt and Carlson, have been changed.

During the second quarter of 2005, 11 of our Prime HotelsSM were rebranded with Carlson brands, including Radisson Hotels & Resorts®, Country Inn & Suites by CarlsonSM and Park Plaza® Hotels & Resorts. In June 2005, we authorized Carlson to pursue the sale of the 12th Prime HotelSM located in Atlanta, Georgia. In connection with this decision we recorded a $7,300 loss on asset impairment in the second quarter of 2005 to reduce the carrying value of the hotel to its estimated net realizable value less cost to sell. On September 30, 2005, we sold our Prime HotelSM located in Atlanta, Georgia for $3,227. On November 1, 2005, we acquired a Country Inn & Suites by CarlsonSM hotel located in Brooklyn Center, Minnesota with 84 guestrooms from Carlson for $4,100 as a replacement hotel to be added to this combination. Under the terms of our management agreement with Carlson the annual minimum return due to HPT has been increased by a net $78.

Management Agreements and Leases

At November 1, 2005, each of our 298 hotels was included in one of ten combinations of hotels of which 189 are leased to our TRSs and managed by independent hotel operating companies, and 109 are leased to third parties. Our consolidated statement of income includes hotel operating revenues and expenses of managed hotels and rental income from our leased hotels. Additional information regarding the terms of our management agreements and leases is included in the table on pages 17 and 18.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2005 versus 2004

	For the three months ended September 30,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$184,379	$136,861	$47,518	34.7%
Rental income	31,919	30,312	1,607	5.3%
FF&E reserve income	4,963	4,660	303	6.5%
Interest income	426	159	267	167.9%

Expenses:
Hotel operating expenses	134,888	94,896	39,992	42.1%
Interest expense	16,056	12,530	3,526	28.1%
Depreciation and amortization	34,462	28,713	5,749	20.0%
General and administrative	5,696	5,146	550	10.7%

Net income	30,585	30,707	(122)	(0.4)%
Net income available for common shareholders	28,671	28,793	(122)	(0.4)%
Weighted average shares outstanding	71,908	67,191	4,717	7.0%
Net income available for common shareholders per common share	$0.40	$0.43	$(0.03)	(7.0)%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels in 2005 due to our February and May 2005 acquisitions of 12 hotels and the initiation of a management agreement for these hotels and the general increase in hotel revenues at most of our hotels due to improving lodging industry conditions during 2005.

Pro forma hotel operating revenues of our 189 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties and excludes revenues from the hotel sold on September 30, 2005, were $184,846 for the three months ended September 30, 2005, an increase of 8.1% from pro forma hotel operating revenues of $171,013 for the three months ended September 30, 2004. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our former Prime HotelsSM. As described above, we transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005. During the second quarter of 2005 11 of these 12 hotels were rebranded with Carlson brands and are currently undergoing renovations which have required some hotel rooms to be taken out of service. We sold the 12th Prime HotelSM in September 2005.

Pro forma hotel operating expenses of our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties and excludes revenues from the hotel sold on September 30, 2005, were $128,190 for the three months ended September 30, 2005, an increase of 6.1% from pro forma hotel operating expenses of $120,847 for the three months ended September 30, 2004. This increase is primarily a result of higher hotel occupancies and increases in the cost of labor and utilities.

Our Carlson hotel combination had net operating results that were $730 less than the minimum return due to us in the three months ended September 30, 2005. This amount is reflected in our consolidated statement of income as a net reduction to hotel operating expenses in that period because the minimum returns were funded by our manager. Each of our remaining managed hotel combinations had net operating results in the three months ended September 30, 2005, that were more than the minimum returns due to us. In the third quarter of 2004, all our managed hotel combinations had net operating results that were more than the minimum returns due to us.

The increase in rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico on February 16, 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, which are used to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in the third quarter of 2005 versus the same period in 2004 for our leased hotels. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The increase in interest income is due to higher average balances and interest rates during the three months ended September 30, 2005.

The increase in interest expense is primarily due to higher average borrowings only partially offset by a lower weighted average interest rate during the three months ended September 30, 2005.

The increase in depreciation and amortization is due principally to the depreciation of 12 hotels acquired on February 16, 2005 and the hotel acquired on May 31, 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in April 2004 and the cessation of depreciation and amortization of fully depreciated assets in 2005 and 2004.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2005.

The decreases in net income and net income available for common shareholders are primarily due to the investment and operating activity discussed above. The decrease in net income available for common shareholders per common share was primarily a result of the investment and operating activity described above and the issuance of 4.7 million common shares in the second quarter of 2005.

Nine Months Ended September 30, 2005 versus 2004

	For the nine months ended September 30,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$510,485	$378,780	$131,705	34.8%
Rental income	94,874	95,326	(452)	(0.5)%
FF&E reserve income	14,200	14,000	200	1.4%
Interest income	956	428	528	123.4%

Expenses:
Hotel operating expenses	367,657	259,216	108,441	41.8%
Interest expense	49,076	37,775	11,301	29.9%
Depreciation and amortization	96,924	86,158	10,766	12.5%
General and administrative	17,856	14,353	3,503	24.4%
Loss on asset impairment	7,300	—	7,300	—

Net income	81,702	91,235	(9,533)	(10.4)%
Net income available for common shareholders	75,960	80,682	(4,722)	(5.9)%
Weighted average shares outstanding	69,173	66,268	2,905	4.4%
Net income available for common shareholders per common share	$1.10	$1.22	$(0.12)	(9.8)%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels in 2005 due to: (i) our February and May 2005 acquisitions of 12 hotels and the initiation of a management agreement for these hotels; (ii) the change of seven hotels under our agreement with Marriott International, Inc., or Marriott, from leased to managed hotels near the end of the 2004 second quarter; and (iii) the general increase in hotel revenues due to improving lodging industry conditions during 2005.

Pro forma hotel operating revenues of our 189 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties and excludes revenues from the hotel sold on September 30, 2005, were $532,230 for the first nine months of 2005, an increase of 7.4% from pro forma hotel operating revenues of $495,553 for the first nine months of 2004. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our Prime HotelsSM. As described above, we transferred operating responsibility for our former Prime HotelsSM to Carlson on April 4, 2005. During the second quarter of 2005, 11 of these 12 hotels were rebranded with Carlson brands and are currently undergoing renovations which have required some hotel rooms to be taken out of service. We sold the 12th Prime HotelSM in September 2005.

Pro forma hotel operating expenses of our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties and excludes revenues from the hotel sold on September 30, 2005, were $368,412 for the first nine months of 2005, an increase of 4.1% from pro forma hotel operating expenses of $353,773 for the first nine months of 2004. This increase is primarily a result of higher hotel occupancies and increases in the cost of labor and utilities.

Certain of our managed hotels had net operating results that were $730 and $4,070 less than the minimum returns due to us in the nine months ended September 30, 2005 and 2004, respectively. These amounts have been reflected in our consolidated statement of income as net reductions to hotel operating expenses in these periods because the minimum returns were funded by our managers.

The decrease in rental income is primarily a result of the elimination of $4,530 of minimum rent for seven hotels under our agreement with Marriott which were previously leased but are now managed for our account. This decrease was primarily offset by the initiation of a new lease for our hotel in San Juan, Puerto Rico on February 16, 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004.

The increase in FF&E reserve income is primarily due to increased levels of hotel sales in the first nine months of 2005 versus the same period in 2004 for our leased hotels. This increase was partially offset by seven Marriott hotels which were changed from leased to managed hotels in June 2004.

The increase in interest income is due to higher average balances and interest rates during the nine months ended September 30, 2005.

The increase in interest expense is primarily due to higher average borrowings only partially offset by a lower weighted average interest rate during the nine months ended September 30, 2005.

The increase in depreciation and amortization is due principally to the depreciation of 12 hotels acquired on February 16, 2005 and the hotel acquired on May 31, 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in April 2004 and the cessation of depreciation and amortization of fully depreciated assets in 2005 and 2004.

The increase to general and administrative expense is due principally to the impact of additional hotel investments in 2005 and higher incentive advisory fees during the nine months ended September 30, 2005, compared to the same period in 2004.

As described above, we recorded a $7,300 loss on asset impairment to reduce the carrying value of our Prime HotelSM in Atlanta, Georgia to its realizable value less cost to sell in the 2005 second quarter. We sold this hotel on September 30, 2005, for $3,227.

We recorded a $203 gain on the sale of a Summerfield Suites hotel located in Buckhead, Georgia in the 2004 second quarter.

Our income available to common shareholders was reduced by $2,793, during the first quarter of 2004, arising from our redemption of our Series A preferred shares, which amount reflects the excess of the redemption payments over the carrying value of these preferred shares before their redemption.

The decrease in net income is primarily due to the investment and operating activity discussed above. The decreases in net income available for common shareholders and net income available for common shareholders per common share was primarily a result of the investment and operating activity described above and partially offset by the reduction in 2005 of preferred dividends and the preferred share redemption costs due to the redemption of our Series A preferred shares in April 2004. On a per share basis, the percentage decrease was higher due to our issuance of 4.7 million common shares in the second quarter of 2005.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of November 1, 2005, all 298 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our returns and minimum rents, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions, divided by the minimum payments due to us under each agreement. More detail regarding coverage, guarantees and other security features of our ten agreements is presented in the table on pages 17 and 18. Assuming our operating agreements as of September 30, 2005, had been in place during the twelve months ended September 30, 2005, five hotel combinations, representing 126 hotels, generated coverage using historical operating results of at least 1.0x. The remaining five combinations, representing 172 hotels, generated coverages using historical operating results ranging from 0.84x to 0.99x.

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

As of September 30, 2005, all payments due, including those payments due under management agreements or leases whose hotels have generated less than 1.0x coverage during the last twelve months, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows will decline.

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

We maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, or the RMA, became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates. As, and if, the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but these anticipated taxes are not currently material to our consolidated financial results. Also, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions.

Our Investment and Financing Liquidity and Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves. As of September 30, 2005, there was approximately $33,877 on deposit in these escrow accounts, of which $32,369 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $1,508 is held in an account owned by one of our tenants and is not reflected on our balance sheet; but we have security and remainder interests in the account owned by this tenant. During the nine months ended September 30, 2005, $24,515 was contributed to these accounts and $43,626 was spent from these accounts to renovate and refurbish our hotels.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and returns and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. On May 23, 2005, we amended and restated our unsecured revolving credit facility to increase the maximum borrowing amount from $350,000 to $750,000 and to extend the maturity date to June 2009. Our amended and restated credit facility includes provisions whereby the maturity date may be extended by one year upon payment of an additional fee and the maximum borrowing may be expanded to up to $1,500,000 in certain circumstances. Several additional amendments were made to the terms of our credit facility. The interest rate on drawings under the credit facility was reduced from LIBOR plus 135 basis points to LIBOR plus 80 basis points, subject to adjustments based on changes to our credit ratings. Certain financial and other covenants in the credit facility were also amended to reflect current market conditions. In October 2005, the credit ratings of our senior unsecured debt obligations were raised to “BBB” and “Baa2” from “BBB-” and “Baa3” by Standard & Poor’s Rating Services and Moody’s Investors Service, respectively. The interest rate on drawings under the credit facility was reduced to LIBOR plus 65 basis points as a result of these ratings increases. As of September 30, 2005, we had $8,000 outstanding on our credit facility and $742,000 available to be drawn for acquisitions and general business purposes. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity.

At September 30, 2005, we had $19,164 of cash and cash equivalents and $742,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or net proceeds of offerings of equity or debt securities to fund future property acquisitions.

As described above, on December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental for $450,000. We acquired 12 of the hotels on February 16, 2005 and the remaining hotel on May 31, 2005, for $425,000 using proceeds from the senior notes issuance described below and borrowings under our revolving credit facility. The $450,000 purchase price includes $25,000 which we have agreed to pay InterContinental during the next three years in connection with certain improvements to the hotels. We expect to pay $10,000 of this amount in December 2005 with funds from existing cash balances or borrowings under our credit facility.

During the first nine months of 2005 we funded $5,035 for improvements to two of our Marriott hotel portfolios. We expect to fund an additional $15,161 for improvements to three of our Marriott hotel portfolios in 2005 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual returns and rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to our agreement with InterContinental for management of 15 Staybridge Suites® hotels (part of a 30 hotel combination), we agreed to fund $20,000 for rebranding costs and other capital improvements. As part of this agreement, InterContinental agreed to provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. During the first quarter of 2005 the final $10,000 of these fundings occurred. Our funding to InterContinental and its funding of the deposit to us were simultaneous.

Pursuant to the agreement we entered with Hyatt in April 2005 for the management of 24 hotels, we agreed to fund $8,000 for rebranding costs and other capital improvements. As of September 30, 2005, approximately $5,000 has been funded. We have also agreed to provide additional funding to Hyatt for rebranding and refurbishment of the hotels. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us will increase as these funds are advanced.

Pursuant to the agreement we entered with Carlson in April 2005 for management of 12 hotels, we agreed to fund $12,000 for rebranding costs and other capital improvements. As of September 30, 2005, approximately $6,600 has been funded. We have also agreed to provide additional funding to Carlson for rebranding and refurbishment of the hotels. To the extent our fundings exceed $12,000, the minimum return payable by Carlson to us will increase as these funds are advanced. We expect to make total fundings of approximately $31,700 through April 2006 with funds from existing cash balances or borrowings under our credit facility.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012; $300,000 in 2013 and $300,000 in 2015. As of September 30, 2005, we had one mortgage obligation with a principal balance of $3,781. This mortgage requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note became prepayable at a premium on September 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

On December 1, 2004, March 1, 2005, June 1, 2005, and September 1, 2005, we declared distributions of $0.5546875 per Series B preferred share with respect to each of the fourth quarter 2004 and the first, second and third quarters of 2005, respectively, and paid them to shareholders on January 18, 2005, April 15, 2005, July 15, 2005 and October 17, 2005. On December 9, 2004, April 7, 2005 and July 7, 2005, we declared distributions of $0.72 per common share with respect to each of the fourth quarter 2004 and the first and second quarters of 2005, respectively, and paid them to shareholders on January 31, 2005, May 19, 2005 and July 21, 2005. All of these distributions were funded using cash on hand and borrowings under our revolving credit facility.  On October 6, 2005, we declared a distribution of $0.73 per common share with respect to the third quarter 2005 payable to shareholders of record at October 21, 2005, on or about November 17, 2005.  We expect to pay the distribution by using cash on hand and borrowings under our revolving credit facility.

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

When amounts are outstanding on our revolving credit facility and as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of September 30, 2005, we had $1,578,439 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity offerings with which to finance future acquisitions and to pay our debt and other obligations.

As of September 30, 2005, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$936,781	$15	$137	$158,161	$778,468
Purchase Obligation (1) (2)	29,100	14,100	15,000	—	—
Ground Lease Obligations (3)	74,205	498	3,987	3,777	65,943
Capital improvements (4)	43,491	43,491	—	—	—
Total	$1,083,577	$58,104	$19,124	$161,938	$844,411

(1)          On December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental. The remaining balance of our negotiated purchase price is to fund capital improvements over the course of the next two years.

(2)          On November 1, 2005, we acquired a Country Inn & Suites by CarlsonSM hotel located in Brooklyn Center, Minneapolis from Carlson for $4,100.

(3)          Fourteen of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel.

(4)          Represents amounts we have committed to fund in addition to recurring FF&E reserve funding from hotel operations.

As of September 30, 2005, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of September 30, 2005, our secured debt obligations were limited to one mortgage note of $3,781 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at September 30, 2005 were our revolving credit facility, our $925,000 of publicly issued term debt and our $3,781 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of September 30, 2005, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

As of November 1, 2005, we owned 298 hotels which are grouped into ten combinations and managed by, or leased to, separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation or Host, Barcelo Crestline Corporation or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village, LLC or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, revenue per day per available room, or RevPAR, and coverage of our owner’s priority returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages to be important measures of our managers’ and tenants’ success in operating our hotels and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Hotel Brand	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Residence Inn by Marriott®/Courtyard by Marriott®/ TownePlace Suites by Marriott®/SpringHill Suites by Marriott®	Homestead Studio Suites®
Management Agreements and Leases

Number of Hotels	53	18	35	19	18

Number of Rooms/Suites	7,610	2,178	5,382	2,756	2,399

Number of States	24	14	15	14	5

Tenant	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline	Our TRS	Subsidiary of Barcelo Crestline	Subsidiary of BRE/Homestead Village LLC

Manager	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of Marriott	Subsidiary of BRE/Homestead Village LLC

Investment at September 30, 2005 (000s) (1)	$559,328	$186,849	$455,655	$274,222	$145,000

Security Deposit (000s)	$50,540	$17,220	$36,204	$28,508	$15,960

End of Current Term	2012	2010	2019	2015	2015

Renewal Options (2)	3 for 12 years each	1 for 10 years, 2 for 15 years each	2 for 15 years each	2 for 10 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$55,821	$18,666	$47,291	$28,508	$15,960

Percentage Return/Rent (3)	5.0%	7.5%	7.0%	7.0%	10.0%

Other Security Features	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	Limited guarantee provided by Marriott.	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.

Operating Statistics

Return/Rent Coverage (4) (5):

Year ended 12/31/04	1.29x	1.00x	0.87x	0.85x	1.21x
Twelve months ended 9/30/05	1.36x	1.10x	0.96x	0.92x	1.41x
Quarter ended 9/30/05	1.50x	1.21x	1.13x	0.84x	1.43x

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

(5)          Represents data for comparable fiscal periods for the hotels managed by Marriott.

Hotel Brand	Staybridge Suites®	Candlewood Suites®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	AmeriSuites®	Radisson Hotels & Resorts® / Park Plaza® Hotels & Resorts / Country Inn & Suites by CarlsonSM (1)	Total/ Range/ Average (all investments)
Management Agreements and Leases

Number of Hotels	30	76	13	24	12	298

Number of Rooms/Suites	3,694	9,220	3,946	2,929	2,262	42,376

Number of States	16	29	6 plus Ontario and Puerto Rico	14	7	38 plus Ontario and Puerto Rico

Tenant	Our TRS	Our TRS	Our TRS and a subsidiary of InterContinental	Our TRS	Our TRS

Manager	Subsidiary of InterContinental	Subsidiary of InterContinental	Subsidiaries of InterContinental	Subsidiary of Hyatt	Subsidiary of Carlson

Investment at September 30, 2005 (000s) (1) (2)	$415,708	$590,250	$425,000	$243,350	$180,796	$3,476,158

Security Deposit (000s)	$36,872	—	—	—	—	$185,304

End of Current Term	2023	2028	2029	2030	2030	2010-2030 (average 16.3 years)

Renewal Options (3)	2 for 12.5 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each	2 for 15 years each

Current Annual Minimum Return/Rent (000s)	$36,097	$60,000	$37,750	$18,000	$8,078	$326,171

Percentage Return/Rent (4)	7.5%	7.5%	7.5%	(5)	(5)	5%-10%

Other Security Features	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantees provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.

Operating Statistics

Return/Rent Coverage (6):

Year ended 12/31/04	0.77x	0.83x	0.91x	0.91x	1.50x	0.77x -1.50x
Twelve months ended 9/30/05	0.84x	0.96x	1.07x	1.01x	0.99x	0.84x -1.36x
Quarter ended 9/30/05	0.99x	1.05x	1.11x	1.07x	0.64x	0.64x -1.50x

(1)                On September 30, 2005, we sold our Prime HotelSM located in Atlanta, Georgia for $3,227. On November 1, 2005, we acquired a Country Inn & Suites by CarlsonSM hotel in Brooklyn Center, Minnesota for $4,100 as a replacement hotel to be added to this combination and the annual minimum return due to us for this combination increased by a net $78.

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

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated:

Management/Lease Agreement	No. of Hotels	No. of Rooms /Suites
			Third Quarter (1)			Year to Date(1)
			2005	2004	Change	2005	2004	Change
ADR
Host (no. 1)	53	7,610	$107.08	$100.08	7.0%	$107.65	$100.02	7.6%
Host (no. 2)	18	2,178	102.34	93.97	8.9%	100.45	94.11	6.7%
Marriott	35	5,382	102.76	95.99	7.1%	101.68	95.13	6.9%
Barcelo Crestline	19	2,756	95.26	86.85	9.7%	100.20	91.17	9.9%
InterContinental (no. 1)(2)	30	3,694	98.59	91.10	8.2%	96.54	89.93	7.4%
InterContinental (no. 2)	76	9,220	61.49	54.88	12.0%	60.66	56.04	8.2%
InterContinental (no. 3)(3)	13	3,946	115.41	108.18	6.7%	117.29	111.09	5.6%
Hyatt(4)	24	2,929	76.83	69.54	10.5%	76.10	69.34	9.7%
Carlson(3) (4) (5)	12	2,262	84.70	80.02	5.8%	81.76	81.70	0.1%
Homestead	18	2,399	55.81	51.04	9.3%	56.65	49.81	13.7%
Total/Average	298	42,376	$89.14	$81.96	8.8%	$88.87	$82.88	7.2%

OCCUPANCY
Host (no. 1)	53	7,610	74.6%	75.7%	-1.1 pt	71.6%	72.6%	-1.0 pt
Host (no. 2)	18	2,178	84.6%	83.9%	0.7 pt	81.9%	80.0%	1.9 pt
Marriott	35	5,382	81.9%	81.8%	0.1 pt	78.5%	77.7%	0.8 pt
Barcelo Crestline	19	2,756	74.3%	75.9%	-1.6 pt	73.9%	75.7%	-1.8 pt
InterContinental (no. 1)(2)	30	3,694	82.1%	80.9%	1.2 pt	79.0%	77.2%	1.8 pt
InterContinental (no. 2)	76	9,220	77.5%	78.3%	-0.8 pt	75.8%	71.3%	4.5 pt
InterContinental (no. 3)(3)	13	3,946	77.9%	71.3%	6.6 pt	75.6%	72.0%	3.6 pt
Hyatt(4)	24	2,929	69.6%	70.8%	-1.2 pt	67.7%	66.4%	1.3 pt
Carlson(3) (4) (5)	12	2,262	46.5%	54.1%	-7.6 pt	51.2%	61.9%	-10.7 pt
Homestead	18	2,399	78.2%	78.7%	-0.5 pt	78.4%	80.5%	-2.1 pt
Total/Average	298	42,376	75.9%	76.1%	-0.2 pt	74.1%	73.3%	0.8 pt

RevPAR
Host (no. 1)	53	7,610	$79.88	$75.76	5.4%	$77.08	$72.61	6.2%
Host (no. 2)	18	2,178	86.58	78.84	9.8%	82.27	75.29	9.3%
Marriott	35	5,382	84.16	78.52	7.2%	79.82	73.92	8.0%
Barcelo Crestline	19	2,756	70.78	65.92	7.4%	74.05	69.02	7.3%
InterContinental (no. 1)(2)	30	3,694	80.94	73.70	9.8%	76.27	69.43	9.9%
InterContinental (no. 2)	76	9,220	47.65	42.97	10.9%	45.98	39.96	15.1%
InterContinental (no. 3)(3)	13	3,946	89.90	77.13	16.6%	88.67	79.98	10.9%
Hyatt(4)	24	2,929	53.47	49.23	8.6%	51.52	46.04	11.9%
Carlson(3) (4) (5)	12	2,262	39.39	43.29	-9.0%	41.86	50.57	-17.2%
Homestead	18	2,399	43.64	40.17	8.6%	44.41	40.10	10.7%
Total/Average	298	42,376	$67.66	$62.37	8.5%	$65.85	$60.75	8.4%

(1)          Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          In the calculation of Occupancy and RevPAR, we have reduced the number of available rooms for one hotel, which has been closed temporarily due to fire damage sustained in May 2005.

(3)          Includes data for periods prior to our ownership of some hotels.

(4)          Includes data for periods some hotels were not operated by the current manager.

(5)          We transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005. During the second quarter of 2005, 11 of these 12 hotels were rebranded with Carlson brands and are currently undergoing renovations which have required some hotel rooms to be taken out of service. We sold the 12th Prime HotelSM on September 30, 2005 and purchased an 84 room Country Inn & Suites by CarlsonSM hotel on November 1, 2005, as a replacement hotel to be added to this combination.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2004. Other than as described below we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of September 30, 2005, our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
$925,000		$59,251

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $5,925. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2005, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $28,228.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity. We have one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and became prepayable at a premium to face value on September 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2009. We can extend the maturity for one year for a fee. At September 30, 2005, we had $8,000 outstanding and $742,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $8,000 at September 30, 2005, was 4.6% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of September 30, 2005:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2005	4.6%	$8,000	$368
10% reduction	4.1%	$8,000	$328
10% increase	5.1%	$8,000	$408

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR TENANTS’ OR OPERATORS’ ABILITIES TO PAY RENT OR RETURNS TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO REFURBISH CERTAIN OF OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FOR EXAMPLE:  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE AND OUR TENANTS AND OPERATORS MAY BE UNABLE TO PAY OUR RENTS OR RETURNS. ALSO, WE MAY BE UNABLE TO PROVIDE THE FUNDING REQUIRED BY OUR OPERATORS’ AND TENANTS’ FOR THE REFURBISHMENT OF OUR HOTELS. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS CHANGES IN OUR TENANTS’ OR OPERATORS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

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

PART II                 Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2005, we granted 15,850 common shares valued at $44.06 per common share, the closing price of the common shares on the New York Stock Exchange on that day, to our officers and certain key employees of our manager, Reit Management & Research LLC. We made the grants pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

We have been informed by RMR, our manager, that the beneficial ownership of RMR has partially changed. RMR was beneficially owned by Barry M. Portnoy and Gerard M. Martin, our managing trustees. Mr. Portnoy and his son, Adam D. Portnoy, who is a vice president of RMR, have acquired Mr. Martin’s beneficial ownership in RMR. Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues as one of our managing trustees.

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
Dated: November 7, 2005

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2005