Form 10-K
period 2005-12-31
HOSPITALITY PROPERTIES TRUST
filed 2006-03-14
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $2,973 million based on the $44.07 closing price per common share on the New York Stock Exchange on June 30, 2005. For purposes of this calculation, 4,000,000 common shares of beneficial interest, $0.01 par value, held by HRPT Properties Trust, and an aggregate of 448,434 common shares held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of March 10, 2006: 71,920,578

References in this Annual Report on Form 10-K to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders scheduled for May 23, 2006, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO OUR OPERATORS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO IMPROVE AND MODERNIZE OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR OPERATORS AND TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES. FOR EXAMPLE: IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE; THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY DECLINE; AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES OR MANAGEMENT AGREEMENT OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR OPERATORS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. IN ADDITION, THIS ANNUAL REPORT ON FORM 10-K STATES THAT OUR PURCHASE OF THE HOLIDAY INN SUNSPREE RESORT® IN JAMAICA WAS DELAYED PENDING THIRD PARTY APPROVALS. IN FACT, CIRCUMSTANCES MAY DELAY THIS PURCHASE FOR AN EXTENDED PERIOD OR PREVENT IT OCCURRING. OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS.” FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURANCE OF UNANTICIPATED EVENTS.

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

HOSPITALITY PROPERTIES TRUST

2005 FORM 10-K ANNUAL REPORT

Table of Contents

	Part I	Page
		1
Item 1.	Business

Item 1A.	Risk Factors	27

Item 1B.	Unresolved Staff Comments	31

Item 2.	Properties	32

Item 3.	Legal Proceedings	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

	Part II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities	34

Item 6.	Selected Financial Data	35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 8.	Financial Statements and Supplementary Data	52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52

Item 9A.	Controls and Procedures	52

Item 9B.	Other Information	53

	Part III

Item 10.	Directors and Executive Officers of the Registrant	54

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	54

Item 13.	Certain Relationships and Related Transactions	*

Item 14.	Principal Accountant Fees and Services	*

	Part IV

Item 15.	Exhibits and Financial Statement Schedules	56

*      Incorporated by reference from our Proxy Statement for the annual meeting of shareholders scheduled to be held on May 23, 2006, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland to buy and own hotels. As of December 31, 2005, we owned 298 hotels with 42,376 rooms or suites located in 38 states in the United States, Canada and Puerto Rico. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

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

As of December 31, 2005, our hotels are operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, AmeriSuites®, InterContinental Hotels & Resorts®, Homestead Studio Suites®, Crowne Plaza Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, Park Plaza® Hotels & Resorts, or SpringHill Suites by Marriott®. The average age of our hotels was approximately 10.8 years at December 31, 2005.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 145 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. Many of these hotels have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant. Generally, the guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2005, 692 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, limited service segment of the United States hotel industry. We have invested a total of $818 million in 71 Courtyard by Marriott® hotels with a total of 10,280 rooms.

Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one-bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites® hotels compete in the mid-priced extended stay segment of the lodging industry. Each Candlewood Suites® suite contains a fully equipped kitchen area, a combination living and work area and a sleeping area. The kitchen includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa or recliner, 25 inch television, videocassette and/or DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and a speaker phone. Each Candlewood Suites® suite contains a king size bed. Other amenities offered at each Candlewood Suites® hotel include a fitness center, free guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments. According to InterContinental Hotels Group plc, or InterContintental, the owner of the Candlewood Suites® brand, there were 112 Candlewood Suites® hotels open and operating across the United States as of December 2005. We have invested $590 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

Staybridge Suites® hotels offer residential style studio, one-bedroom and two bedroom suites for business, governmental and family travelers. Each suite offers a fully equipped kitchen and a work area with an oversized desk, two line phones, an ergonomically designed chair and high speed internet access. Other amenities include free breakfast buffet, on site convenience store, fitness center, 24 hour business center and convenience store. According to InterContinental, the owner of the Staybridge Suites® brand, there were 87 Staybridge Suites® hotels open and operating in the United States and internationally as of December 2005. We have invested a total of $443 million in 32 Staybridge Suites® hotels with a total of 3,957 suites.

Residence Inn by Marriott® hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2005, 490 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $431 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

AmeriSuites® hotels are all suite hotels designed to attract value oriented business travelers. AmeriSuites® hotels compete in the all suite segment of the lodging industry. Global Hyatt Corporation, or Hyatt, acquired the AmeriSuites® brand in January 2005. In August 2005, Hyatt announced a plan for all qualifying AmeriSuites® hotels to be rebranded under the new upscale Hyatt PlaceTM brand. In connection with the rebranding, our AmeriSuites® will be renovated to incorporate the new interior and exterior design of the Hyatt PlaceTM brand. Each renovated Hyatt PlaceTM hotel room will include upgraded bedding, a wet bar, granite counters, a sectional sofa and a media center with a 42 inch high definition plasma television. We expect the renovation of our AmeriSuites® hotels to begin during April 2006. According to Hyatt, there were 145 AmeriSuites® hotels open and operating across the United States as of December 2005. We have invested $243 million in 24 AmeriSuites® hotels with a total of 2,929 suites.

InterContinental Hotels & Resorts® hotels blend consistent global standards with the distinctive cultural features of their locations in an effort to deliver a truly memorable guest experience. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer an exceptional service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas and health/fitness centers. According to InterContinental, there were 137 InterContinental Hotels & Resorts® hotels open worldwide as of December 2005. We have invested a total of $226 million in four InterContinental Hotels & Resorts® with a total of 1,286 rooms.

Homestead Studio Suites® hotels are extended stay hotels designed for value oriented business travelers. Each Homestead Studio Suites® room features a kitchen with a full size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service, personalized voicemail and wireless high speed internet access are also available to guests. On site laundry and other personal care items are available. According to BRE / Homestead Village LLC, or Homestead, there were 132 Homestead Studio Suites® hotels open in the United States as of December 2005. We have invested $145 million in 18 Homestead Studio Suites® hotels with a total of 2,399 suites.

Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the business guest seeking upscale accommodations at a good value. Crowne Plaza Hotels & Resorts® have a particular focus on meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 340 and 613 rooms. With its wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, full complement of business services, excellent dining choices, quality fitness facilities and comprehensive meeting capabilities, Crowne Plaza Hotels & Resorts® are designed to exceed guest expectations by providing “the right room, the right technology and the right service”. According to InterContinental, there were 235 Crowne Plaza Hotels & Resorts® open and operating worldwide as of December 2005. We have invested a total of $138 million in four Crowne Plaza Hotels & Resorts® with a total of 1,700 rooms.

Marriott Hotels and Resorts® are renowned for the consistent quality of their physical appearances and the high quality of their staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. Our Marriott Hotels and Resorts® have between 17,000 to 50,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, there were 507 Marriott Hotels and Resorts® open worldwide as of December 2005. We have invested $113 million in three Marriott Hotels and Resorts® with a total of 1,356 guest rooms.

Radisson® Hotels & Resorts is a leading full service hotel brand. Our Radisson® Hotels & Resorts hotels contain between 180 and 381 rooms. Four of our hotels were rebranded as Radisson® Hotels & Resorts during 2005 and are currently undergoing renovations, which are expected to be completed by June 2006. Amenities and services include Sleep Number® beds, large desks, free high speed internet access, room service and access to 24 hour printing, telecopy and mail and package services. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Each of our Radisson® Hotels & Resorts hotels generally also has a lobby lounge, a swimming pool, exercise facilities and one or more restaurants. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, there were 418 Radisson® Hotels & Resorts open and operating worldwide as of December 2005. We have invested a total of $100 million in four Radisson® Hotels & Resorts with a total of 975 rooms.

TownePlace Suites by Marriott® are extended stay hotels offering studio, one bedroom and two bedroom suites for business and family travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, free high speed internet access, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 122 TownePlace Suites by Marriott® open worldwide as of December 2005. We have invested $102 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

Country Inns & Suites by Carlson® is a mid-tier lodging chain. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Four of our hotels were rebranded as Country Inns & Suites by Carlson® during 2005 and are currently undergoing renovations which are expected to be completed by June 2006. Amenities and services at these hotels include large desks, free breakfast, weekday morning paper and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, swimming pool, exercise facilities, fax and copy service and a restaurant and lounge. According to Carlson there were 379 Country Inns & Suites by Carlson® open and operating worldwide as of December 2005. We have invested a total of $69 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

Holiday Inn Hotels & Resorts® combine all the services and amenities of a full service hotel in a contemporary style offered at a value price for either business or leisure travelers. Our Holiday Inn Hotel® and our two Holiday Inn Select® hotels contain between 190 and 264 rooms. Amenities and services generally available at these hotels include a work desk, phone with voicemail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee or tea service, a refrigerator and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels also offer a swimming pool, exercise facilities, guest self-service laundry, a lobby lounge and restaurant. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, there were 1,435 Holiday Inn Hotels® open and operating worldwide as of December 2005. We have invested a total of $33 million in three Holiday Inn Hotels® with a total of 697 rooms.

Park Plaza® Hotels & Resorts is in the mid price segment of the full service hotel category. Three of our hotels were rebranded as Park Plaza® Hotels & Resorts during 2005 and are currently undergoing renovations which are expected to be completed by May 2006. Our Park Plaza® Hotels & Resorts contain between 159 and 209 rooms. Amenities and services generally available at these hotels include large desks, free high speed internet access, room service and access to 24 hour telecopy and mail and package services. The meeting facilities at our Park Plaza® Hotels & Resorts generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotels also feature a lobby lounge, a swimming pool, exercise facilities and a restaurant. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, there were 37 Park Plaza® Hotels & Resorts open and operating as of December 2005. We have invested a total of $27 million in three Park Plaza® Hotels & Resorts with a total of 534 rooms.

SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. SpringHill Suites by Marriott® compete in the mid-priced all suite segment of the lodging industry. Each suite offers separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones, free high speed internet access and voice mail, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 137 SpringHill Suites by Marriott® open as of December 2005. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

As of December 31, 2005, all of our hotels are operated by unrelated third parties. Each hotel we own is operated as part of a combination of hotels under ten agreements, as described below. The principal features of the management agreements and leases for our 298 hotels are as follows:

•      Minimum Returns or Minimum Rent. All of our agreements require our managers or tenants to pay to us fixed minimum returns or minimum rent.

•      Additional Returns or Rent. Most of our agreements require percentage returns or rent equal to between 5% and 10% of increases in gross hotel revenues over threshold amounts. In addition, certain of our agreements provide for additional returns to us based on increases in hotel operating income.

•      Long Terms. Our management agreements and leases are generally entered for initial terms of 15 years or more. All of the management agreements and leases for our hotels expire after 2010. The weighted average term remaining for our hotel agreements (weighted by our investment) is 16.5 years as of December 31, 2005.

•      Pooled Agreements. Each of our hotels is part of a combination of hotels. The manager’s or tenant’s obligations to us with respect to each hotel in a combination are subject to cross default with the obligations with respect to all the other hotels in the same combination. The smallest combination includes 12 hotels with 2,262 rooms in which we have invested $196 million; the largest combination includes 76 hotels with 9,220 rooms in which we have invested $590 million.

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

•      FF&E Reserves. Generally our agreements require the deposit of 5 to 6% of gross hotel revenues into escrows to fund periodic renovations, or FF&E reserve, in addition to minimum returns or rents. For recently built or renovated hotels, this requirement may be deferred for the first few years of the agreement.

•      Security Features. Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the hotel operator to some or all of our return or rent and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2005, six of our ten hotel combination agreements, including 173 hotels, have minimum return or minimum rent payable to us which are subject to full or limited guarantees. These hotels represent 58% of our total investments, at cost.

RECENT ACQUISITIONS

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78 million. The Harbor Court Complex is a mixed use development comprised of the five star, five diamond Harbor Court Hotel, a 72,042 square foot office building, and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space, and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. Simultaneously with this purchase, we entered into an agreement with InterContinental to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. This hotel was added to an existing agreement with InterContinental under which it manages thirteen other hotels owned by us through 2029. We have also entered into a management agreement with our manager, Reit Management & Research LLC, or RMR, to operate the office building and an agreement with an unaffiliated third party to manage the parking garage. The transaction is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

On January 25, 2006, we agreed to purchase nine hotels for $196 million. The hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel, two Staybridge Suites® hotels and one Holiday Inn SunSpree Resort® hotel and have a total of 2,712 rooms/suites and approximately 68,000 square feet of meeting space. The hotels are located in three states in the United States and the Holiday Inn SunSpree Resort® hotel is located in Montego Bay, Jamaica. On January 25, 2006, we completed the acquisition of eight of the nine hotels with an effective date of January 20, 2006. Simultaneous with this closing, we entered into a long term management agreement with InterContinental for these hotels. The purchase of the 524 room Holiday Inn SunSpree Resort® hotel for approximately $30 million was delayed pending Jamaican tax and regulatory approvals, and is expected to close later in 2006. Circumstances may delay this purchase for an extended period or prevent its occurring. Simultaneous with that purchase we will enter into a long term lease with InterContinental for that hotel. The transaction is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

INVESTMENT AND OPERATING POLICIES

We provide capital to hotel owners and operators who wish to divest their properties while remaining in the hotel business. Many other public hotel REITs seek to control the operations of hotels in which they invest and generally design their management agreements or leases to capture substantially all net operating revenues from their hotels. Our agreements with our unaffiliated operators and tenants are designed with the expectation that, over their terms, net operating revenues from our hotels will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hotel REITs in finding high quality hotel investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

Our investment objectives include increasing cash flow from operations from dependable and diverse sources in order to increase per share distributions. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by unaffiliated hotel operating companies; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our hotels; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations is received from diverse properties and operators.

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2005, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, generally, we may not operate hotels. We or our tenants have entered into arrangements for operation of our hotels. As described elsewhere in this Annual Report on Form 10-K, tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a taxable REIT subsidiary if the hotel is managed by an independent third party. As of December 31, 2005, 189 of our hotels are leased to our taxable REIT subsidiaries and managed by independent third parties. Any income realized by a taxable REIT subsidiary in excess of the rent paid to us by the subsidiary will be subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our taxable REIT subsidiaries improves, these taxes may become material, but the anticipated taxes are not material to our consolidated financial results at this time.

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

Whenever we purchase an individual hotel or a small number of hotels we attempt to arrange for these hotels to be added to agreements covering and operated in combination with hotels we already own.

We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties operated by or leased to any one entity or in properties operated by or leased to an affiliated group of entities.

In the past, we have considered the possibility of entering mergers or strategic combinations with other companies. No such mergers or strategic combinations are under active negotiation at this time. However, we may undertake such negotiations in the future. A principal goal of any such transaction may be to diversify our revenue sources.

DISPOSITION POLICIES

In the past we have occasionally sold a hotel or exchanged hotels which we own for different hotels. Although we may do so, we have no current intention to dispose of any of our presently owned hotels. We currently anticipate that disposition decisions, if any, will be based on factors including but not limited to the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale price; (iii) the strategic fit of the hotel with the rest of our portfolio; (iv) our operator’s or tenant’s desire to cease operation of the hotel; and (v) the existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is less than 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly.

Our board of trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, debt financings, or retention of cash flows in excess of distributions to shareholders or a combination of these methods. Only one of our properties is encumbered by a mortgage. To the extent that our board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Manager. Our day to day operations are conducted by RMR. RMR originates and presents investment opportunities to our board of trustees and provides administrative services to us. RMR is a Delaware limited liability company, whose majority owner is Barry Portnoy, one of our managing trustees. The remainder of RMR is owned by Adam Portnoy, Barry Portnoy’s son, who is also an executive officer of RMR and Executive Vice President of HRPT Properties Trust, or HRPT. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300. RMR acts as manager to HRPT, a New York Stock Exchange, or NYSE, listed real estate company which owns office buildings and is the holder of 4,000,000 of our common shares. The directors of RMR are Gerard M. Martin, another of our managing trustees, Barry M. Portnoy and David J. Hegarty. The executive officers of RMR are David J. Hegarty, President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Vice President; Ethan S. Bornstein, Vice President; Jennifer B. Clark, Vice President; John R. Hoadley, Vice President; Mark L. Kleifges, Vice President; David M. Lepore, Vice President; Bruce J. Mackey Jr., Vice President; John A. Mannix, Vice President; Thomas M. O’Brien, Vice President; John C. Popeo, Vice President and Treasurer; and Adam D. Portnoy, Vice President. Messrs. Murray, Kleifges and Bornstein are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management services, including HRPT.

Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of March 10, 2006, RMR had approximately 400 full time employees.

Competition. The hotel industry is highly competitive. Generally our hotels are located in areas that include other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for limited periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements neither the operators nor their affiliates are restricted from operating other brands of hotels in the market areas of any of our hotels, and after such limited period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

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

Environmental Matters. Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at their properties, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the hazardous substances. We reviewed environmental surveys of the hotels we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, no assurances can be given that environmental conditions for which we would be liable are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Internet Website. Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Internal Revenue Code sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. The American Jobs Creation Act of 2004, or the 2004 Act, which subsequently received technical corrections as part of the Gulf Opportunity Zone Act of 2005, made a number of significant changes to these provisions, some of which have retroactive effect; we have summarized these changes in more detail below. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the IRS with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2005 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•      If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

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

•      If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. In 2005, we acquired hotels in Canada and Puerto Rico, and we are currently under contract to acquire a hotel in Jamaica. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Through structuring and obtaining available tax exemptions, we expect to minimize the Canadian, Puerto Rican and Jamaican income taxes we have to pay, but there can be no assurance that these existing structures and exemptions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before December 31, 2005, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

The 2004 Act provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

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

Income Tests. There are two gross income requirements for qualification as a REIT under the Internal Revenue Code:

•      At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the Internal Revenue Code, mortgages on real property, or shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•      At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. But for financial instruments entered into during our 2005 or later taxable years, the 95% gross income test has been modified as follows: except as may be provided in Treasury regulations, gross income for these purposes no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the Internal Revenue Code, but only to the extent that (A) the transaction hedges indebtedness we incur to acquire or carry real estate assets, and (B) the hedging transaction was “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

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

•      In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

•      If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. For our taxable years through December 31, 2000, the portion of rental income treated as attributable to personal property was determined according to the ratio of the tax basis of the personal property to the total tax basis of the real and personal property that is rented. For our 2001 taxable year and thereafter, the ratio is determined by reference to fair market values rather than tax bases.

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

Certain amounts payable to us under agreements relating to the Canadian hotels we acquired in 2005 may be determined by reference to revenue and expenditure items denominated in Canadian dollars. Currency translation or exchange gains or losses might not count favorably toward the 75% and 95% gross income tests summarized above, and thus, in sufficient amounts, such currency gains could threaten compliance with the REIT income tests. However, because any amounts paid to us, as opposed to our taxable REIT subsidiary, under these Canadian hotel agreements will be denominated in U.S. dollars only, we do not expect to have material amounts of currency gains in respect of our Canadian investments. We expect to employ a similar currency and tax strategy with regard to the Jamaican hotel that we are under contract to acquire.

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

Pursuant to the 2004 Act, if we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements after October 22, 2004:

•      our failure to meet the test is due to reasonable cause and not due to willful neglect, and

•      after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Under prior law, if we failed to satisfy one or both of the 75% or 95% gross income tests, we nevertheless would have qualified as a REIT for that year if:  our failure to meet the test was due to reasonable cause and not due to willful neglect; we reported the nature and amount of each item of our income included in the 75% or 95% gross income tests for that taxable year on a schedule attached to our tax return; and any incorrect information on the schedule was not due to fraud with intent to evade tax. For our 2004 and prior taxable years, we attached a schedule of gross income to our federal income tax returns, but it is impossible to state whether in all circumstances we would be entitled to the benefit of this prior relief provision for the 75% and 95% gross income tests. Even if this relief provision did apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

Asset Tests. At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•      At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

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

In addition, for our 2005 taxable year and thereafter, the 2004 Act provides that if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

The 2004 Act also clarifies and expands, on a retroactive basis so as to be effective for our 2001 taxable year forward, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with Our Taxable REIT Subsidiaries. We currently own hotels that we purchased to be leased to our taxable REIT subsidiaries or which are being leased to our taxable REIT subsidiaries as a result of modifications to a prior lease that were agreed to among us, the former tenant and the manager. We may from time to time in the future lease additional hotels that we acquire in this manner.

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

In one case involving a former manager whose hotel management activities for parties unrelated to us was not as extensive as those of our other managers, we received an opinion of counsel that the particular manager should qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Internal Revenue Code, and that, although the matter is not free from doubt, it is reasonable for us to rely on such opinion for purposes of the relief provisions under the REIT gross income tests summarized above. Accordingly, although there can be no assurance in this regard, we expect that the rental income we receive from our taxable REIT subsidiaries will qualify as “rents from real property” under the REIT gross income tests. We also took steps to qualify for the 75% and 95% gross income tests’ relief provision, including for example attaching an applicable schedule of gross income to our federal income tax returns as previously required by Section 856(c)(6) of the Internal Revenue Code. Thus, even if the IRS or a court ultimately determines that one or more of our managers failed to operate “qualified lodging facilities” for others sufficient to qualify as an eligible independent contractor, and that this failure thereby implicated our compliance with the REIT gross income tests, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.

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

In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute corporation earnings and profits that we inherit from acquired corporations.

Acquisition of Hotels and C Corporation

In 2005 we purchased a hotel in Puerto Rico. In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset. Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the Internal Revenue Code. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation are treated as ours for purposes of the various REIT qualification tests described above. In a stock acquisition such as this, we are generally treated as the successor to the acquired corporation’s federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits. However, because we made an election under Section 338(g) of the Internal Revenue Code in respect of this acquired corporation, we did not succeed to its earnings and profits, nor do we have any built-in gain in the former C corporation’s assets. We expect to use a similar tax and acquisition structure to acquire the Jamaican hotel that we are under contract to acquire.

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

A U.S. shareholder will recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

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

Capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” like the NYSE, both as defined by applicable Treasury regulations, and (2) the foreign shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. We believe that our shares are and will be “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the provision above or that received dividends for taxable years before 2005 will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the Internal Revenue Code in respect of these amounts. We will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

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

•                  any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

•                  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

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

Item 1A. Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward-Looking Statements” before deciding whether to invest in our securities.

Some of our returns and rents are guaranteed by parent entities or affiliates of our tenants or hotel operators, but these guarantees may be limited or the guarantors may be unable to honor their commitments. Other security features in our leases may not be sufficient to cover all obligations due to us.

Each management agreement or lease that we have entered into includes various terms intended to secure the payments due to us, including some or all of the following: security deposits which we received but do not escrow, subordination or management fees payable to the hotel operator to some or all of our return or rent and full or limited guarantees from the manager’s or tenant’s parent company. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of our hotels is at a depressed level for an extended period. Also, these security features may not be sufficient to cover all obligations due to us. We may not receive payments under certain of our guarantees because the guaranty amount is exhausted, because the guarantor’s financial condition deteriorates and it is unable to meet its obligations or for some other reason. Under the terms of some of our guarantees, the guarantors may be released if cash flows from the affected hotels exceed certain threshold amounts, and such releases would be effective even if cash flows subsequently decline.

We are not permitted to operate our hotels and we are dependent on the managers and tenants of our hotels.

Because federal income tax laws restrict REITs and their subsidiaries from operating hotels, we do not manage our hotels. Instead, we or our subsidiaries that qualify as “taxable REIT subsidiaries” under applicable REIT laws either retain third party managers to manage our hotels pursuant to management agreements or lease our hotels to hotel operating companies. Our income from the hotels may be adversely affected if our managers or tenants fail to provide quality services and amenities to hotel guests or if they fail to maintain a quality brand name. While we or our taxable REIT subsidiaries monitor our hotel managers’ and tenants’ performance, we have limited recourse under our management agreements and leases if we believe that the hotel managers or tenants are not performing adequately. Failure by our hotel managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our hotel managers or tenants manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers or tenants have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

In the recent past, events beyond our control, including an economic slowdown, the war with Iraq and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels. If these or similar events occur again, our operating and financial results may be harmed by declines in average daily room rates or occupancy.

The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our occupancy and average daily rate, or ADR. Future terrorist activities could have a similarly harmful effect on both the hotel industry and us. As a result of terrorism concerns, the war with Iraq and the impact of a recessionary economy, the U.S. hotel industry generally and our hotels specifically experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. While the performance of our hotels have improved, the uncertainty associated with the continuing war on terrorism and the possibility of future attacks may adversely impact business and leisure travel patterns and, accordingly, our business.

We are dependant on a limited number of operators for our hotels and we have a high concentration of our hotels with a limited number of operators and their hotel brands.

Two of our unaffiliated hotel operators operate approximately 80% of our hotels by investment. If we were to have a dispute with one of these two operators, or if one of these operators were to fail to provide quality services and amenities or to maintain quality brand names, our income from these hotels may be adversely affected. Additionally, should we be required to replace any of our hotel operators, this could result in significant disruptions at the affected hotels and declines in our profitability and cash flows.

We may be unable to access the capital necessary to repay debt or grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot use income from operations to repay debt or fund our growth. Accordingly, our business and growth strategy depends, in part, upon our ability to raise additional capital at reasonable costs to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities and to invest at yields that exceed our cost of capital. However, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our growth strategy is not assured and may fail.

Acquisitions that we make may not be successful.

Our business strategy contemplates additional acquisitions. We cannot assure our investors that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Also, future acquisitions of hotels may not yield the returns we expect and, if financed using high cost debt or equity, may result in shareholder dilution.

We face competition for the acquisition of hotels.

We compete with institutional pension funds, private equity investors, other REITs, owner operators of hotels and others who are engaged in the acquisition of hotels. Some of our competitors have greater financial resources and more experienced personnel than we have. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for hotels we seek to acquire. Furthermore, owners of hotels who offer them for sale may find our competitors to be more attractive buyers because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

The loss of our tax status as a REIT would have significant adverse consequences to us and reduce the value of your common shares.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code for which there are available only limited judicial or administrative interpretations. We believe we have operated; and are operating, as a REIT in compliance with the Internal Revenue Code. However, we cannot assure our shareholders that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our bank credit facilities, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

There is no assurance that we will make distributions in the future.

We intend to continue to pay quarterly distributions to our shareholders consistent with our historical practice. However, our ability to pay distributions will be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our revolving bank credit facility and our note indenture. All our distributions are made at the discretion of our board of trustees and our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status and such other factors as our board of trustees may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

We may be unable to provide the funding required by our managers and tenants for the refurbishment of our hotels.

Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our hotels in some circumstances. We may have to invest more than expected in order to achieve and maintain the competitive position and future financial performance of our hotels. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain the successful financial performance of our hotels. Our management agreements and lease arrangements require us to maintain the hotels in a certain required condition. If we fail to maintain these required standards, then the manager or tenant may terminate the management or lease agreement and hold us liable for damages we may have caused.

Our business dealings with our managing trustees and affiliated entities may create conflicts of interest.

We have no employees. Personnel and other services which we require are provided to us under contract by our manager, RMR. RMR is majority beneficially owned by one of our trustees, Barry Portnoy. The remainder of RMR is beneficially owned by Adam Portnoy, Barry Portnoy’s son, who is also an executive officer of RMR. In addition, John Murray, our President, Chief Operating Officer and Secretary, Mark Kleifges, our Treasurer and Chief Financial Officer, and Ethan Bornstein, our Vice President are executive officers of RMR, and Gerard Martin, another of our trustees, is a director of RMR. We pay RMR a fee based in large part upon the amount of our investments. Our agreement with RMR also provides for payment to RMR of incentive fees under certain circumstances. Any incentive fees are payable through the issuance of restricted common shares by us to RMR. Our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage sales by us. RMR also acts as the manager for two other publicly owned REITs: HRPT, which primarily owns office buildings; and Senior Housing Properties Trust, or SNH, which owns senior housing properties. We were formerly a 100% owned subsidiary of HRPT, and HRPT continues to own 4 million of our common shares or about 6% of our total common shares outstanding as of December 31, 2005. RMR also provides services to Five Star Quality Care, Inc., or Five Star, under a shared services agreement, and RMR has other business interests. Messrs. Barry Portnoy and Martin also serve as managing trustees of HRPT and SNH and as managing directors of Five Star. Mr. Adam Portnoy is Executive Vice President of HRPT. These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry and Adam Portnoy and Martin. All of the contractual arrangements between us and RMR have been approved by our trustees other than Messrs. Barry Portnoy and Martin. Each of our trustees other than Messrs. Barry Portnoy and Martin serve as a trustee or director of one or more other companies with which RMR has contractual arrangements similar to its contracts with us, including HRPT and SNH. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self-advised company or by our contracting with unrelated third parties without considerable cost increases. A termination of our contract with RMR is a default under our revolving bank credit facility unless approved by a majority of the lenders. The fact that we believe that our relationships with RMR and our managing trustees have been beneficial to us in the past does not guarantee that these related party transactions may not be detrimental to us in the future.

Ownership limitations and anti-takeover provisions in our declaration of trust and under Maryland law may prevent our shareholders from receiving a takeover premium.

Our declaration of trust prohibits any shareholder other than HRPT, RMR and their affiliates from owning more than 9.8% of our outstanding shares. This provision of the declaration of trust may help us comply with REIT tax requirements. However, this provision will also inhibit a change of control. Our declaration of trust and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of trustees. These other anti-takeover provisions include the following:

•                  a staggered board of trustees with three separate classes;

•                  the two-thirds majority shareholder vote required for removal of trustees;

•                  the ability of our board of trustees to increase, without shareholder approval, the amount of shares (including common shares) that we are authorized to issue under our declaration of trust and bylaws, and to issue additional shares on terms that it determines;

•                  advance notice procedures with respect to nominations of trustees and shareholder proposals; and

•                  the fact that only the board of trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting.

We maintain a rights agreement whereby, in the event a person or group of persons acquires or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for shares they own.

Some of our management agreements and leases limit our ability to sell or finance some of our hotels.

Under the terms of some of our management agreements and leases, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent or the tenant’s consent under our management agreements and leases. If, in these circumstances, the manager or the tenant does not consent, we may be prevented from taking actions which might be beneficial to our shareholders.

Real estate ownership creates risks and liabilities.

Our business is subject to risks associated with real estate acquisitions and ownership, including:

•                  new hotel supply in our markets;

•                  catastrophic property and casualty losses, such as losses due to wars, terrorist attacks or natural disasters, some of which may be uninsured;

•                  defaults and bankruptcies by our managers or tenants;

•                  the illiquid nature of real estate markets which impairs our ability to purchase or sell our assets rapidly to respond to changing economic conditions;

•                  management agreements or leases which are not renewed at expiration and may be replaced with management agreements with less favorable terms or relet at lower rents;

•                  costs that may be incurred relating to maintenance and repair, and the need to make capital expenditures to maintain our properties’ values or due to contractual obligations or changes in governmental regulations, including the Americans with Disabilities Act; and

•                  environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, abutters or other persons.

We have substantial debt obligations and may incur additional debt.

At December 31, 2005, we had $960 million in debt outstanding, which was 34% of our total book capitalization. Our note indenture and revolving bank credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

If we issue secured debt or subsidiary debt, such debt will have priority claims on certain of our assets which are senior to our existing debts.

We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving bank credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2005, one of our subsidiaries has $4 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt with regard to our assets pledged to secure our debt.

Our notes may permit redemption before maturity, and our noteholders may be unable to reinvest proceeds at the same or a higher rate.

The terms of our notes may permit us to redeem all or a portion of our outstanding notes after a certain amount of time, or up to a certain percentage of the notes prior to certain dates. Generally, the redemption price will equal the principal amount being redeemed, plus accrued interest to the redemption date, plus any applicable premium. If a redemption occurs, our noteholders may be unable to reinvest the money they receive in the redemption at a rate that is equal to or higher than the rate of return on the applicable notes.

There may be no public market for notes we may issue and one may not develop.

Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market does develop, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the hotel industry generally.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets. Also, interest rate changes often affect the value of dividend paying securities.

Our revolving credit facility requires interest at variable rates and matures in June 2009. At December 31, 2005, we had $35 million outstanding and $715 million available for drawing under our revolving credit facility. If interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. Increases in interest rates generally often reduce the value of dividend paying securities; accordingly, if interest rates rise the market value of our common and preferred shares may decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2005, we owned 298 hotels. The following table summarizes certain information about our properties as of December 31, 2005.

	Number of	Undepreciated	Depreciated
Location of Properties	Properties	Carrying Value	Carrying Value
		(in thousands)	(in thousands)
United States
Alabama	4	$32,551	$25,990
Arizona	15	149,878	119,229
California	32	512,016	441,610
Colorado	4	36,355	29,570
Connecticut	1	7,284	6,654
Delaware	1	15,180	11,987
Florida	18	191,816	155,953
Georgia	20	197,494	161,038
Hawaii	1	52,737	46,004
Illinois	14	152,616	125,891
Indiana	3	28,693	22,179
Iowa	2	15,554	12,026
Kansas	4	26,276	21,407
Kentucky	1	4,741	3,864
Louisiana	1	28,196	23,779
Maryland	8	88,227	71,022
Massachusetts	13	149,119	119,523
Michigan	12	104,083	87,548
Minnesota	4	34,808	27,895
Missouri	6	87,669	62,829
Nebraska	1	6,027	4,798
Nevada	3	45,122	37,665
New Jersey	11	156,102	130,796
New Mexico	2	21,433	16,969
New York	5	95,078	84,413
North Carolina	16	135,384	108,665
Ohio	5	38,606	31,607
Oklahoma	2	16,591	13,817
Pennsylvania	9	102,595	79,338
Rhode Island	1	12,038	9,097
South Carolina	4	53,949	48,204
Tennessee	9	124,787	100,087
Texas	31	359,636	308,704
Utah	3	59,304	47,662
Virginia	21	220,499	174,561
Washington	6	82,155	67,976
West Virginia	1	9,072	7,290
Wisconsin	1	10,069	7,828
	295	3,463,740	2,855,475
Other
Ontario, Canada	2	33,754	32,633
Puerto Rico	1	129,199	125,578
Total	298	$3,626,693	$3,013,686

At December 31, 2005, thirteen of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 29 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Eleven of the thirteen ground leases require minimum annual rents ranging from approximately $102,406 to $556,400 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

As described in “Item 1. Business,” on January 6, 2006, we purchased a mixed use complex in Baltimore, Maryland containing a 195 room full service hotel, a 72,042 square foot commercial office building and a 530 space parking garage for $78 million. Also, on January 25, 2006, we purchased eight hotels for $166.2 million. The hotels are located in three states in the United States: California (2), Georgia (2) and Texas (4). One of these hotels is located in part on leased land, subject to a ground lease requiring annual minimum rent of $87,622.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Securities

Our common shares are traded on the New York Stock Exchange (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2004	High	Low
First Quarter	$46.40	$40.40
Second Quarter	46.86	35.56
Third Quarter	43.50	39.06
Fourth Quarter	47.35	41.87

2005	High	Low
First Quarter	$46.28	$38.00
Second Quarter	44.72	39.67
Third Quarter	45.04	40.51
Fourth Quarter	43.30	38.42

The closing price of our common shares on the New York Stock Exchange on March 10, 2006, was $46.34 per share.

As of March 10, 2006, there were 1,045 shareholders of record, and we estimate that as of such date there were in excess of 60,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions
	Per Common Share
	2004	2005
First Quarter	$0.72	$0.72
Second Quarter	0.72	0.72
Third Quarter	0.72	0.73
Fourth Quarter	0.72	0.73
Total	$2.88	$2.90

All common distributions shown in the table above have been paid. Our distributions to our shareholders are generally paid in the quarterly period following the quarter to which the distribution relates. We currently intend to continue to declare and pay common share distributions on a quarterly basis. Distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$682,541	$498,122	$209,299	$79,328	$37,982
Rental income	130,731	128,472	217,253	247,488	240,290
FF&E reserve income	19,767	18,147	18,000	20,830	23,388
Interest income	1,373	627	733	1,060	2,217
Gain on lease terminations	—	—	107,516	—	—
Total revenues	834,412	645,368	552,801	348,706	303,877
Expenses:
Hotel operating expenses	476,858	333,818	145,863	50,515	24,375
Interest	65,263	50,393	44,536	42,424	41,312
Depreciation and amortization	131,792	114,883	104,807	96,474	91,395
General and administrative	23,296	19,386	16,800	15,491	14,839
Loss on early extinguishment of debt	—	—	2,582	1,600	—
Loss on asset impairment	7,300	—	—	—	—
Total expenses	704,509	518,480	314,588	206,504	171,921
Income before gain on sale of real estate	129,903	126,888	238,213	142,202	131,956
Gain on sale of real estate	—	203	—	—	—
Net income	129,903	127,091	238,213	142,202	131,956
Preferred distributions	7,656	9,674	14,780	7,572	7,125
Excess of liquidation preference over carrying value of preferred shares	—	2,793	—	—	—
Net income available for common shareholders	$122,247	$114,624	$223,433	$134,630	$124,831
Common distributions declared	$205,162	$193,523	$180,242	$179,504	$168,447
Weighted average common shares outstanding	69,866	66,503	62,576	62,538	58,986

Per Common Share Data:
Net income available for common shareholders	$1.75	$1.72	$3.57	$2.15	$2.12
Distributions per common share	$2.90	$2.88	$2.88	$2.87	$2.83

Balance Sheet Data (as of December 31):
Real estate properties, at cost	$3,626,693	$3,180,990	$3,179,507	$2,762,322	$2,629,153
Real estate properties, net	3,013,686	2,624,473	2,685,208	2,336,412	2,265,824
Total assets	3,114,607	2,689,425	2,761,601	2,403,756	2,354,964
Debt, net of discount	960,372	697,505	826,126	473,965	464,781
Shareholders’ equity	1,855,455	1,685,873	1,645,528	1,645,020	1,604,519

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Hotel Industry Conditions

During 2005, the U.S. hotel industry benefited from an expanding economy and limited new hotel supply. For 2005, nine of our ten combinations of hotels reported increases in revenue per available room, or RevPAR; however, our hotels’ profitability generally remained below 2000 levels. All of our operating agreements and leases contain security features, such as security deposits or guarantees, which are intended to protect payment of minimum returns and rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay distributions may be jeopardized.

2005 Developments

On December 17, 2004, we agreed to purchase 13 hotels from InterContinental for $450,000. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two extended stay Staybridge Suites® hotels; they have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting space. The hotels are located in six states in the United States; one InterContinental® hotel and one Staybridge Suites® hotel are located in Ontario, Canada; and one InterContinental® hotel is located in San Juan, Puerto Rico. The $450,000 purchase price includes $25,000 which we have agreed to pay during the three years following the closing in connection with certain improvements to the hotels. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels. On May 31, 2005, we completed the purchase of the final hotel.

 Simultaneously with our purchase of these hotels, we entered a long term combination management agreement for 12 of the hotels and a long term lease for one hotel, the InterContinental® hotel in San Juan, Puerto Rico, with subsidiaries of InterContinental. The combined annual amount payable to us for all 13 hotels as minimum return under the management agreement and minimum rent under the lease was $34,713 in 2005, increases to $37,688 in 2006, increases to approximately $38,537 in 2007 and increases to approximately $38,962 after the full $450,000 purchase price has been paid. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over threshold amounts at these hotels starting in 2008 and the cash flow remaining after base and incentive management fees are paid. The minimum return under the management agreement and the minimum rent under the lease are calculated and payable in U.S. dollars. Other amounts due under these agreements, with respect to the two hotels located in Canada, may be calculated in Canadian dollars, but will be payable in U.S. dollars. The management agreement and the lease each extend through 2029, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay the minimum return under the management agreement and the minimum rent under the lease are supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the minimum return under the management agreement is also supported by a limited guaranty from the InterContinental subsidiary tenant for the Puerto Rico hotel. The agreements also require a reserve for capital expenditures starting in 2007.

In October 2004, Blackstone Group, or Blackstone, acquired Prime Hospitality Corporation, or Prime, and in January 2005, Blackstone sold Prime’s AmeriSuites® brand to Hyatt. As part of its AmeriSuites® acquisition, Hyatt acquired the rights and obligations under our management agreement covering 36 hotels (24 AmeriSuites® hotels and 12 Prime HotelsSM) previously managed by Prime. On April 4, 2005, we entered into new management agreements with subsidiaries of Hyatt and Carlson with respect to this portfolio of 36 hotels. The new management agreements split the previous management agreement we had with Prime into two: one with Hyatt for our 24 AmeriSuites® hotels and one with Carlson for our 12 Prime HotelsSM. The economic terms of the new management agreements on a combined basis are unchanged from our previous management agreement with Prime, but, because the two management agreements each include a smaller number of hotels and are less diverse, certain security features, including the guarantees from Hyatt and Carlson, have been changed.

During the second quarter of 2005, 11 of our Prime HotelsSM were rebranded to Carlson hotel brands, including Radisson Hotels & Resorts®, Country Inns & Suites by Carlson® and Park Plaza® Hotels & Resorts. In June 2005, we authorized Carlson to pursue the sale of the 12th Prime HotelSM located in Atlanta, Georgia. In connection with this decision we recorded a $7,300 loss on asset impairment in the second quarter of 2005 to reduce the carrying value of the hotel to its estimated net realizable value less cost to sell. We sold this hotel on September 30, 2005, for $3,227. On November 1, 2005, we acquired a Country Inns & Suites by Carlson® hotel located in Brooklyn Center, Minnesota with 84 guestrooms from Carlson for $4,100 as a replacement hotel to be added to this combination. Under the terms of our management agreement with Carlson our annual minimum return has been increased by a net $78.

Subsequent Events

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use development comprised of the five star, five diamond Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. Simultaneously with this purchase, we entered into an agreement with InterContinental to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. This hotel has been added to the combination agreement for 13 hotels we acquired from InterContinental in 2005 as described above. Our annual minimum return from this expanded combination of hotels will increase by $4,800 in 2006, $5,200 in 2007 and $5,300 per year thereafter. We have agreed to invest up to $2,300 over the next two years in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore. In addition to the returns generated by the hotel component of the complex, we will receive the net cash flow from the office and parking parts of the property; and we have entered into a management agreement with RMR to operate the office building and an agreement with an unaffiliated third party to manage the parking garage.

On January 25, 2006, we agreed to purchase nine hotels for $196,200 and to invest $25,100 in these hotels during the three years following closing to fund capital improvements. The hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel, two Staybridge Suites® hotels and one Holiday Inn SunSpree Resort® hotel; they have a total of 2,712 rooms/suites and approximately 68,000 square feet of meeting space. These hotels are located in three states in the United States and the Holiday Inn SunSpree Resort® hotel is located in Montego Bay, Jamaica. On January 25, 2006, we completed the acquisition of eight of the nine hotels with an effective date of January 20, 2006. The purchase of the 524 room Holiday Inn SunSpree Resort® hotel for approximately $30 million was delayed pending Jamaican tax and regulatory approvals, and is expected to close later in 2006. Circumstances may delay this purchase for an extended period or prevent its occurring. Simultaneous with our purchase of these eight hotels, we entered a long term combination management agreement with subsidiaries of InterContinental, and simultaneous with the purchase of the Holiday Inn SunSpree Resort® we expect to enter a long term lease with a subsidiary of InterContinental. The annual combined amount payable to us for all nine hotels as a minimum return under the management contract and minimum rent under the lease will be $15,800 in 2006, $17,800 in 2007, $18,700 in 2008 and approximately $19,000 thereafter, after the full $25,100 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over a threshold at these hotels starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The minimum return under the management agreement and the minimum rent under the lease are calculated and payable in U.S. dollars. Other amounts due under these agreements with respect to the hotel in Jamaica may be calculated in Jamaican dollars but will be payable in U.S. dollars. The management agreement and the lease each extend through 2030, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay the minimum return under the management agreement and the minimum rent under the lease are supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the minimum return under the management agreement will also be supported by a limited guaranty from the InterContinental subsidiary tenant for the hotel in Jamaica. The agreements also require a reserve for capital expenditures starting in 2008.

Management Agreements and Leases

As of December 31, 2005, each of our 298 hotels is included in one of ten combinations of hotels which is either leased to one of our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company or leased to a third party. At December 31, 2005, we had 189 managed hotels and 109 leased hotels. Our consolidated income statement includes hotel operating revenues and expenses of our managed hotels, and only rental income for leased hotels. After the acquisition of nine hotels in January 2006, described above, we own 307 hotels of which 198 are managed and 109 are leased. Additional information regarding the terms of our management agreements and leases is included in the table on pages 48 and 49.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	For the year ended December 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Hotel operating revenues	$682,541	$498,122	$184,419	37.0%
Rental income:
Minimum rent	126,829	125,669	1,160	0.9%
Percentage rent	3,902	2,803	1,099	39.2%
FF&E reserve income	19,767	18,147	1,620	8.9%
Interest income	1,373	627	746	119.0%

Hotel operating expenses	476,858	333,818	143,040	42.8%
Interest expense	65,263	50,393	14,870	29.5%
Depreciation and amortization	131,792	114,883	16,909	14.7%
General and administrative	23,296	19,386	3,910	20.2%
Loss on asset impairment	7,300	—	7,300	—
Gain on sale of real estate	—	203	(203)	—

Net income	129,903	127,091	2,812	2.2%
Net income available for common shareholders	122,247	114,624	7,623	6.7%
Weighted average shares outstanding	69,866	66,503	3,363	5.1%
Net income available for common shareholders per common share	$1.75	$1.72	$0.03	1.7%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2005 due to our February and May 2005 hotel acquisitions and the general increase in hotel revenues due to the improving lodging industry conditions during 2005.

Pro forma annual hotel operating revenues of our 189 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties and excludes revenues from the hotel sold on September 30, 2005, were $704,170 for 2005, an increase of 8.5% from pro forma annual hotel operating revenues of $649,222 for 2004. The increase in revenues is attributable primarily to the improving lodging market that has resulted in improved occupancy and average daily room rate at many of our hotels, which was partially offset by lower revenues at our former Prime HotelsSM during their transition to Carlson branded operations. As described above, we transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005. During the second quarter of 2005, 11 of these 12 hotels were rebranded with Carlson brands and are currently undergoing renovations which have required some hotel rooms to be taken out of service. We sold the 12th Prime HotelSM in September 2005.

Pro forma annual hotel operating expenses of our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties and excludes revenues from the hotel sold on September 30, 2005, were $504,525 for 2005, an increase of 5.1% from pro forma annual hotel operating expenses of $480,000 for 2004. This increase is primarily a result of higher hotel occupancies and increases in the cost of labor and utilities.

Certain of our managed hotels had net operating results that were $2,491 and $10,595 less than the minimum returns due to us in 2005 and 2004, respectively. These amounts are reflected in our consolidated statement of income as a net reduction to hotel operating expenses in these years because the minimum returns were funded by our managers.

The increase in minimum rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico in February 2005, and the increase in minimum rent resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004. This increase was partially offset by the elimination of $5,222 of minimum rent for seven of our hotels which were leased to third parties for a portion of 2004 but are now managed for our account. The increase in percentage rental income is the result of increased sales at our leased hotels.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in 2005 versus 2004 at our leased hotels. This increase was partially offset by the elimination of FF&E reserve income for seven hotels which were leased to third parties for a portion of 2004, but are now managed for our account. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2005.

The increase in interest expense is primarily due to higher average borrowings, which was partially offset by a lower weighted average interest rate during 2005 than in 2004.

The increase in depreciation and amortization is due principally to the depreciation of 14 hotels acquired during 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of hotels in April 2004 and September 2005 and the retirement of fully depreciated assets of $71,089 and $50,619 during 2005 and 2004, respectively.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2005.

We recorded a $7,300 loss on asset impairment to reduce the carrying value of our Prime HotelSM in Atlanta, Georgia to its net realizable value less cost to sell in the 2005 second quarter. We sold this hotel on September 30, 2005, for $3,227.

We recorded a $203 gain on the sale of a Summerfield Suites® hotel located in Buckhead, Georgia in the 2004 second quarter.

Our 2004 income available to common shareholders was reduced by $2,793 as a result of our redemption of our Series A preferred shares, which amount reflects the excess of the redemption payments over the carrying value of these preferred shares before their redemption.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share were primarily due to the investment and operating activities discussed above. The increase in net income available for common shareholders and net income available for common shareholders per common share were also impacted by the reduction in 2005 of preferred dividends and the preferred share redemption costs due to the redemption of our Series A preferred shares in April 2004. On a per share basis, the percentage increase in net income available for common shareholders was lower due to our issuance and sale of 4.7 million common shares in June 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	For the year ended December 31,
	2004	2003	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Hotel operating revenues	$498,122	$209,299	$288,823	138.0%
Rental income:
Minimum rent	125,669	216,125	(90,456)	(41.9)%
Percentage rent	2,803	1,128	1,675	148.5%
FF&E reserve income	18,147	18,000	147	0.8%
Interest income	627	733	(106)	(14.5)%
Gain on lease terminations	—	107,516	(107,516)	—

Hotel operating expenses	333,818	145,863	187,955	128.9%
Interest expense	50,393	44,536	5,857	13.2%
Depreciation and amortization	114,883	104,807	10,076	9.6%
General and administrative	19,386	16,800	2,586	15.4%
Loss on early extinguishment of debt	—	2,582	(2,582)	—
Gain on sale of real estate	203	—	203	—

Net income	127,091	238,213	(111,122)	(46.6)%
Net income available for common shareholders	114,624	223,433	(108,809)	(48.7)%
Weighted average shares outstanding	66,503	62,576	3,927	6.3%
Net income available for common shareholders per common share	$1.72	$3.57	(1.85)	(51.8)%

The increases in hotel operating revenues and expenses were caused by the increase in the number of managed hotels in 2004 due to: (i) our July 2003 acquisition of 16 hotels and the initiation of a management agreement for these hotels; (ii) the change of 13 hotels from leased to managed hotels after the 2003 first quarter; (iii) the initiation of a new management agreement on December 31, 2003, for 64 hotels previously leased to Candlewood Hotel Company, or Candlewood, and for 12 hotels purchased from Candlewood on that day; (iv) the initiation of a new management agreement on January 1, 2004, for 24 hotels previously leased to Prime; (v) the initiation of management agreements and the termination of leases for 27 hotels previously leased to Wyndham International, Inc., or Wyndham, in the second quarter of 2003; and (vi) the general increase in hotel revenues due to the improving lodging industry conditions during 2004.

Pro forma annual hotel operating revenues of our 177 managed hotels, which includes revenues for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $510,124 in 2004, an increase of 1.1% from pro forma annual hotel operating revenues of $504,714 in 2003. The increase in revenues is attributable primarily to the strengthening lodging market that resulted in improved occupancy and average daily room rate at many of our hotels offset by lower revenues at our former Summerfield Suites by Wyndham® and Wyndham® hotels, which were in the process of being rebranded during 2004 as Staybridge Suites® and Prime HotelsSM, respectively.

Pro forma annual hotel operating expenses for our managed hotels, which includes expenses for periods prior to our ownership of some of these hotels and for periods when some of the hotels were leased from us by third parties, were $351,221 in 2004, a decrease of 0.8% from pro forma annual hotel operating expenses of $354,033 in

2003. This decrease is due primarily to lower franchise related costs at certain of our rebranded hotels partially offset by increased labor costs.

Certain of our managed hotels had net operating results that were $10,595 and $6,922 less than the minimum returns due to us in 2004 and 2003, respectively. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each year because the minimum returns were funded by our managers.

The decrease in minimum rental income is primarily a result of the elimination of $94,313 of minimum rent for 128 of our hotels which were previously leased to third parties but are now managed for our account. This decrease was partially offset by increased minimum rent resulting from our funding of improvements at certain of our leased hotels in 2004 and 2003. Percentage rental income increased as a result of higher sales at our leased hotels in 2004 versus 2003.

The increase in FF&E reserve income is primarily due to increased levels of hotel sales in 2004 versus 2003 at certain of our recently modernized Courtyard by Marriott® hotels. This increase was partially offset by six hotels which were changed from leased to managed hotels during 2003 and seven additional hotels which were changed from leased to managed hotels in June 2004.

The decrease in interest income is due to a lower average cash balance, offset to some extent by a higher average interest rate during 2004 than in 2003.

We recorded a $107,516 gain on lease terminations in 2003 as a result of the termination of our leases with Wyndham and Candlewood.

The increase in interest expense is primarily due to higher average borrowings and a higher weighted average interest rate during 2004.

The increase in depreciation and amortization is due principally to the depreciation of 35 hotels acquired during 2003 and the impact of the purchases in 2003 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This is offset to some extent by the sale of one hotel in 2004 and the retirement of fully depreciated assets of $50,619 and $36,418 during 2004 and 2003, respectively.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2004 and 2003 and diligence costs of approximately $500 incurred in 2004 in connection with a failed potential acquisition.

In 2003, we recorded an expense of $2,582 to write off the unamortized deferred financing costs associated with $150,000 of senior notes we redeemed.

We recorded a $203 gain on the sale of a Summerfield Suites by Wyndham® hotel located in Buckhead, Georgia in the 2004 second quarter.

Our 2004 income available to common shareholders was reduced by $2,793 as a result of our redemption of our Series A preferred shares, which amount reflects the excess of the redemption payments over the carrying value of these preferred shares before their redemption.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share were primarily due to the gain on lease terminations recorded in 2003 and the other investment and operating activities discussed above. The percentage decrease in net income available for common shareholders per common share was higher due to our sale of an aggregate of 4.6 million common shares in February and March 2004.

Liquidity and Capital Resources

Our Operators and Tenants

As of March 10, 2006, all 307 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agents for us or by third party tenants for their own account. These third parties generally derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us from hotel operating revenues and, to the extent that these parties fund our minimum returns and minimum rents under their guarantees to us, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 48 and 49. Of our ten operating agreements in place during 2005, seven hotel combinations, representing 237 hotels, generated coverage of at least 1.0x during 2005. The remaining three combinations, representing 61 hotels, generated coverages of 0.90x to 0.99x in 2005.

One hundred eighty-two (182) hotels, 60% of our total investments at cost, in seven combinations are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our hotels after our future minimum returns and minimum rents are paid.

As of March 10, 2006, all payments due, including those payments due under management agreements or leases whose hotels generated less than 1.0x coverage during 2005, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased properties. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of all management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements at our hotels. As of December 31, 2005, there was approximately $30,115 on deposit in these escrow accounts, of which $29,063 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $1,052 is held in an account owned by one of our tenants and is not reflected on our balance sheet; but we have security and remainder interests in the account owned by this tenant. During 2005, $35,115 was contributed to these accounts by our managers and tenants. Our operating agreements generally provide that, if necessary, we will provide our managers and tenants FF&E funding in excess of escrowed reserves. To the extent we make such fundings, our annual minimum returns or minimum rent generally increases by a percentage of the amount we fund. During 2005, we made $45,390 of such fundings. During 2005, $89,335 was spent to renovate and refurbish our hotels.

During 2005, we funded $13,726 for improvements to our Marriott hotel portfolios using cash on hand and borrowings under our revolving credit facility. We expect to fund $26,669 for improvements to four of our Marriott hotel portfolios in 2006 with funds from existing cash balances or borrowings under our credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to our agreement with InterContinental for management of 15 Staybridge Suites® hotels (part of a 30 hotel combination), we agreed to fund $20,000 for rebranding costs and other capital improvements. As part of this agreement, InterContinental agreed to provide us with a $20,000 deposit to secure its obligations under the management agreement that we will not escrow. During the first quarter of 2005, the final $10,000 of these fundings occurred. Our funding to InterContinental and its funding of the deposit to us were simultaneous.

Pursuant to the agreement we entered into with Hyatt in April 2005 for management of 24 hotels, we agreed to fund $8,000 to Hyatt for rebranding of the hotels to the new Hyatt PlaceTM brand and other capital improvements. As of December 31, 2005, $4,845 has been funded. We have also agreed to provide additional funding to Hyatt for the rebranding of the hotels. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us will increase as these funds are advanced. We expect to make additional fundings of approximately $35,270 in 2006 using cash on hand or borrowings under our revolving credit facility.

Pursuant to the agreement we entered into with Carlson in April 2005 for management of 12 hotels, we agreed to fund $12,000 for rebranding costs and other capital improvements. We have also agreed to provide additional funding to Carlson for rebranding and refurbishment of the hotels. To the extent our fundings exceed $12,000, the minimum return payable by Carlson to us will increase as these funds are advanced. As of December 31, 2005, $21,664 has been funded. We expect to make additional fundings totaling $15,385 through June 2006 with funds from existing cash balances or borrowings under our credit facility.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. On May 23, 2005, we amended and restated our unsecured revolving credit facility to increase the maximum borrowing amount from $350,000 to $750,000 and to extend the maturity date to June 2009. Our amended and restated credit facility includes provisions whereby the maturity date may be extended by one year upon payment of an additional fee and the maximum borrowing may be expanded to up to $1,500,000 in certain circumstances. Several additional amendments were made to the terms of our credit facility: the interest rate on drawings under the credit facility was reduced from LIBOR plus 135 basis points to LIBOR plus 80 basis points, subject to adjustments based on changes to our credit ratings; and certain financial and other covenants in the credit facility were also amended to reflect current market conditions. In October 2005, the credit ratings of our senior unsecured debt obligations were raised to “BBB” and “Baa2” from “BBB-” and “Baa3” by Standard & Poor’s Rating Services and Moody’s Investors Service, respectively. The interest rate on drawings under the credit facility was reduced to LIBOR plus 65 basis points as a result of these ratings increases. Under this credit facility funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of December 31, 2005, we had $35,000 outstanding on our credit facility.

At December 31, 2005, we had $18,568 of cash and cash equivalents and $715,000 available on our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility or other lines of credit and net proceeds of offerings of equity or debt securities to fund future property acquisitions.

As described above, on December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental for $450,000. We acquired 12 of the hotels on February 16, 2005 and the remaining hotel on May 31, 2005, for $425,000 using proceeds from the senior notes issuance described below and borrowings under our revolving credit facility. The $450,000 purchase price includes $25,000 which we have agreed to pay during the three years following closing in connection with certain improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay the remaining balance in 2006 and 2007 with funds from existing cash balances or borrowings under our credit facility.

On January 6, 2006, we acquired the Harbor Court Complex in Baltimore, Maryland for $78,000 using cash on hand and borrowings under our revolving credit facility.

On January 25, 2006, we announced our agreement to purchase nine hotels for $196,200. As of March 10, 2006, we have acquired eight of these nine hotels for approximately $166,200 using borrowings under our revolving credit facility. We expect to complete the purchase of the final hotel for approximately $30,000 later in 2006, using existing cash balances or borrowings under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012, $300,000 in 2013 and $300,000 in 2015. As of December 31, 2005, we had one mortgage note we assumed in connection with our acquisition of a hotel with a principal balance of $3,766. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note became prepayable at a premium to face value on September 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

On March 1, 2005, June 1, 2005, September 1, 2005 and December 1, 2005, we declared distributions of $0.5546875 per Series B preferred share with respect to each of the first, second, third and fourth quarters of 2005, respectively, and paid them to shareholders on April 15, 2005, July 15, 2005, October 17, 2005 and January 17, 2006. On April 7, 2005 and July 7, 2005, we declared distributions of $0.72 per common share with respect to each of the first and second quarters of 2005, respectively, and on October 6, 2005 and January 12, 2006, we declared distributions of $0.73 per common share with respect of each of the third and fourth quarters of 2005, respectively, and paid them to shareholders on May 19, 2005, August 18, 2005, November 17, 2005 and February 16, 2006. All of these distributions were funded using cash on hand and borrowings under our revolving credit facility.

On February 15, 2005, we issued $300,000 of 5.125% senior notes due 2015. Net proceeds after underwriting and other offering expenses were approximately $297,192. As described above, these proceeds were used to partially fund the acquisition of 13 hotels from InterContinental in February and May 2005.

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

When amounts are outstanding on our revolving credit facility and, as the maturity dates of our credit facility and term debt approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional long term debt and issuing new equity securities. As of December 31, 2005, we had $1,578,439 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities offerings, with which to finance future acquisitions and to pay our debt and other obligations.

As of December 31, 2005, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$963,766	$66	$150,148	$85,176	$728,376
Purchase Obligation (1)	15,000	10,000	5,000	—	—
Ground Lease Obligations (2)	73,709	1,994	3,988	3,568	64,159
Capital improvements (3)	77,324	77,324	—	—	—
Total	$1,129,799	$89,384	$159,136	$88,744	$792,535

(1)          On December 17, 2004, we announced our agreement to purchase 13 hotels from InterContinental. This remaining balance of our negotiated purchase price is to fund capital improvements over the course of the next two years.

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

As of December 31, 2005, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2005, our secured debt obligations were limited to one mortgage note of $3,766 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at December 31, 2005, were our revolving credit facility, our $925,000 of publicly issued term debt and our $3,766 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other ratios. As of December 31, 2005, we were in compliance with all of our covenants under our indenture and its supplements and our credit facility agreement.

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

Related Party Transactions

RMR originates and presents investment opportunities to our board and provides administrative services to us under an agreement. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 and 0.5% thereafter, plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fee payable to RMR is paid in common shares. Aggregate fees earned by RMR during 2005 for services were $19,127, which includes an incentive fee of $1,397 which we plan to pay later in 2006, through the issuance of 33,973 of our common shares. RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services. We pay a pro rata share of RMR’s costs in providing that function. Our audit committee composed only of independent trustees approves the identity and salary of the individual serving as our director of internal audit, as well as the pro rata share of the costs which we pay. As described above, on January 6, 2006, we entered into a management agreement with RMR to operate the office building component of our Harbor Court Complex. Fees paid to RMR under this management agreement are based on a formula, generally 3% of gross collected rents as a property management fee and 5% of gross construction costs as a construction management fee. Prior to October 1, 2005, RMR was beneficially owned by Messrs. Barry Portnoy and Gerard Martin, each a managing trustee and a member of our board of trustees.  Effective October 1, 2005, Messrs. Barry Portnoy and his son, Adam Portnoy, acquired Mr. Martin’s beneficial ownership in RMR. Mr. Adam Portnoy is an executive officer of RMR and the Executive Vice President of HRPT. Mr. Martin remains a director of RMR and, together with Mr. Barry Portnoy, continues to serve as one of our managing trustees.  All transactions between us and RMR are approved by our independent trustees.

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

Classification of Leases. Certain of our hotel investments are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased hotel, appropriate present value discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

Allocation of Purchase Price and Recognition of Depreciation Expense. The acquisition cost of each hotel investment is allocated to various property components such as land, buildings and furniture, and each component generally has a different useful life. For hotels acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards No. 141, “Business Combinations”, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Acquisition cost allocations and the determination of the useful lives are based on our estimates or, under some circumstances, studies commissioned from independent experts. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The value of intangible assets is amortized over the term of the respective lease or the affected contract. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by accounting principles generally accepted in the United States.

Impairment of Assets. We periodically evaluate our hotel investments for impairment indicators. These indicators may include weak or declining operating profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related investment by comparing it to the expected future undiscounted cash flows to be generated from that investment. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

Property Management Agreements, Leases and Operating Statistics

As of March 10, 2006, we owned 307 hotels which are grouped into eleven combinations and managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Marriott Corporation, or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 10, 2006, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, revenue per day per available room, or RevPAR, and coverage of our minimum returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our hotels and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Hotel Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Homestead Studio Suites®	Staybridge Suites®
Number of Hotels:	53	18	35	19	18	30

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	2,399	3,694

Number of States:	24	14	15	14	5	16

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.	Subsidiary of InterContinental.

Investment (000s) (1):	$560,635	$187,236	$462,332	$274,222	$145,000	$415,708

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960	$36,872(8)

End of Current Term:	2012	2010	2019	2015	2015	2023

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.	2 for 12.5 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$55,951	$18,705	$47,986	$28,508	$15,960	$36,097

Additional Return:	—	—	$1,173(4)	—	—	—

Percentage Return / Rent (5):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	10.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06 revenues.

Return / Rent Coverage (6)(7):
Year ended 12/31/05:	1.41x	1.13x	1.03x	0.99x	1.46x	0.91x
Year ended 12/31/04:	1.29x	1.00x	0.87x	0.85x	1.21x	0.77x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.	Limited guarantee provided by InterContinental.

(1)          Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)          Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(3)          Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(4)          This agreement provides for annual additional return payment to us of $1,173 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve and payment of our minimum return and percentage return.

(5)          Certain of our management agreements and leases provide for payment to us of a percentage of increases in total hotel sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(6)          We define coverage as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.

(7)          For the hotels managed by Marriott, the data presented is for the comparable fiscal years ended December 30, 2005, and December 31, 2004.

(8)          The single $36,872 deposit secures InterContinental’s obligations under the Staybridge Suites® portfolio, the InterContinental® / Crowne Plaza® / Holliday Inn® / Staybridge Suites® portfolio and the Crowne Plaza® / Holiday Inn® / Staybridge Suites® portfolio.

Hotel Brand:	Candlewood Suites ®	InterContinental® / Crowne Plaza®/ Holiday Inn®/ Staybridge Suites® (1)	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites® (2)	AmeriSuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	Total/ Range/ Average (all investments) (1)(2)
Number of Hotels:	76	14	8	24	12	307

Number of Rooms / Suites:	9,220	4,141	2,188	2,929	2,262	44,759

Number of States:	29	7 plus Ontario and Puerto Rico	3	14	7	38 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.

Manager:	Subsidiary of InterContinental.	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.

Investment (000s) (3):	$590,250	$503,000	$166,200	$243,350	$202,735	$3,750,668

Security Deposit (000s):	—	$36,872 (4)	$36,872 (4)	—	—	$185,304

End of Current Term:	2028	2029	2030	2030	2030	2010-2030 (average 16 years)

Renewal Options (5):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (6):	$50,000	$42,488	$13,296	$17,000	$10,732	$336,723

Additional Return:	$10,000(7)	$3,458(8)	$1,269(9)	50% of cash flow in excess of minimum return. (10)	50% of cash flow in excess of minimum return. (10)	$15,900

Percentage Return / Rent (11):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—

Return / Rent Coverage (12):
Year ended 12/31/05:	1.20x	1.29x	1.34x	1.03x	0.90x	0.90x – 1.46x
Year ended 12/31/04:	1.00x	0.95x	1.06x	0.91x	1.49x	0.77x – 1.49x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.

(1)          Amounts give effect to the acquisition of a hotel on January 6, 2006.

(2)          Amounts give effect to the acquisition of eight hotels with an effective date of January 20, 2006. Amounts exclude one additional Holiday Inn SunSpree Resort® in Montego Bay, Jamaica with 524 rooms, which we expect to purchase from InterContinental later in 2006 for $30,000.

(3)          Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(4)          The single $36,872 deposit secures InterContinental’s obligations under the Staybridge Suites® portfolio, the InterContinental® / Crowne Plaza® / Holliday Inn® / Staybridge Suites® portfolio and the Crowne Plaza® / Holiday Inn® / Staybridge Suites® portfolio.

(5)          Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(6)          Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(7)          This agreement provides for annual additional return payment to us of $10,000 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(8)          This agreement provides for annual additional return payment to us of $3,458 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(9)          This agreement provides for annual additional return payment to us of $1,269 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(10)    These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(11)    Certain of our management agreements and leases provides for payment to us of a percentage of increases in total hotel sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(12)    We define coverage as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us. The return coverage amounts for certain of our management agreements have been revised for all periods presented to include only the minimum returns. The calculation in prior periods included additional return amounts for certain of our management agreements. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of operating agreements.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated for the 298 hotels we owned as of December 31, 2005:

	No. of	No. of
Management Agreement/Lease	Hotels	Rooms/Suites	2005(1)	2004(1)	Change
ADR
Host (no. 1)	53	7,610	$108.15	$100.38	7.7%
Host (no. 2)	18	2,178	101.36	94.86	6.9%
Marriott	35	5,382	101.33	94.72	7.0%
Barcelo Crestline	19	2,756	102.64	92.26	11.3%
InterContinental (no. 1)(2)	30	3,694	96.67	89.65	7.8%
InterContinental (no. 2)	76	9,220	61.03	55.97	9.0%
InterContinental (no. 3)(3)	13	3,946	117.38	110.92	5.8%
Hyatt (4)	24	2,929	75.45	69.07	9.2%
Carlson(3) (4) (5)	12	2,262	81.64	80.62	1.3%
Homestead	18	2,399	56.44	50.14	12.6%
Total/Average	298	42,376	$89.62	$83.23	7.7%

Occupancy
Host (no. 1)	53	7,610	70.9%	71.3%	-0.4	pt
Host (no. 2)	18	2,178	81.3%	79.3%	2.0	pt
Marriott	35	5,382	77.5%	76.3%	1.2	pt
Barcelo Crestline	19	2,756	72.8%	73.8%	-1.0	pt
InterContinental (no. 1)(2)	30	3,694	77.5%	75.3%	2.2	pt
InterContinental (no. 2)	76	9,220	75.0%	71.2%	3.8	pt
InterContinental (no. 3)(3)	13	3,946	74.5%	70.5%	4.0	pt
Hyatt(4)	24	2,929	67.2%	65.3%	1.9	pt
Carlson(3) (4) (5)	12	2,262	49.6%	57.8%	-8.2	pt
Homestead	18	2,399	77.3%	79.2%	-1.9	pt
Total/Average	298	42,376	73.1%	72.1%	1.0	pt

RevPAR
Host (no. 1)	53	7,610	$76.68	$71.57	7.1%
Host (no. 2)	18	2,178	82.41	75.22	9.6%
Marriott	35	5,382	78.53	72.27	8.7%
Barcelo Crestline	19	2,756	74.72	68.09	9.7%
InterContinental (no. 1)(2)	30	3,694	74.92	67.51	11.0%
InterContinental (no. 2)	76	9,220	45.77	39.85	14.9%
InterContinental (no. 3)(3)	13	3,946	87.45	78.20	11.8%
Hyatt(4)	24	2,929	50.70	45.10	12.4%
Carlson(3) (4) (5)	12	2,262	40.49	46.60	-13.1%
Homestead	18	2,399	43.63	39.71	9.9%
Total/Average	298	42,376	$65.51	$60.01	9.2%

(1)          Includes data for the calendar year indicated, except for our Marriott branded hotels, which include data for the 52 week fiscal periods ended December 30, 2005 and December 31, 2004, respectively.

(2)          Data (other than No. of Hotels and No. of Rooms/Suites) excludes one hotel which has been closed temporarily due to fire damage sustained in May 2005.

(3)          Includes data for periods prior to our ownership of certain hotels.

(4)          Includes data for periods hotels were not operated by the current manager.

(5)          We transferred operating responsibility for our Prime HotelsSM to Carlson on April 4, 2005. During the second quarter of 2005, 11 of these 12 hotels were rebranded with Carlson brands and are currently undergoing renovations which have required some hotel rooms to be taken out of service. We sold the 12th Prime HotelSM on September 30, 2005 and purchased an 84 room Country Inns & Suites by Carlson® hotel on November 1, 2005, as a replacement hotel to be added to this combination.

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ ability to meet their contractual obligations to us.

Impact of Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross hotel revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers’ or tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents. To mitigate the adverse impact of increased operating costs at our properties, all of our operating agreements contain security features, such as security deposits, and in certain instances, guarantees of our returns or rents. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

As of December 31, 2005, our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
$925,000		$59,251

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $5,925. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2005, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $27,747.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

We have one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in June 2009. We can extend the maturity for one year for a fee. At December 31, 2005, we had $35,000 outstanding and $715,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $35,000 at December 31, 2005, was 5.0% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of December 31, 2005:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2005	5.0%	$35,000	$1,750
10% reduction	4.5%	$35,000	$1,575
10% increase	5.5%	$35,000	$1,925

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2005 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR. Our code of business conduct and ethics is posted on our website, www.hptreit.com. A printed copy of our code of business conduct and ethics is also available free of charge to any shareholder who requests a copy. We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under either our 1995 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. In addition, our independent trustees receive 500 shares per year each as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our trustees at the time of the grant. The following table is as of December 31, 2005.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	2,862,979

Equity compensation plans not approved by security holders	None.	None.	2,862,979

Total	None.	None.	2,862,979

(1)   The 1995 Incentive Share Award Plan was approved by our shareholder at the time; the 2003 Incentive Share Award Plan was approved by our Board of Trustees. Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 3,128,791; and 2,862,979 represents the combined total shares available under both plans on December 31, 2005.

Payments by us to RMR are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Party Transactions”. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (FILED HEREWITH)

10.1	Amended and Restated Advisory Agreement, dated January 1, 2006, by and between Reit Management & Research LLC and the Company. (+) (FILED HEREWITH)

10.2

Master Management Agreement, dated as of January 6, 2006, by and among Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 6, 2006)

10.3	Summary of Trustee Compensation. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005)

10.4	The Company’s 1995 Incentive Share Award Plan (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.5	Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003 (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.6	The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7	Form of Restricted Share Agreement. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.8	Representative form of Indemnification Agreement. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004)

10.9

Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.10

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

10.11	Form of Management Agreement by and between Courtyard and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001)

10.12

Pooling Agreement, dated as of June 15, 2001, by and among MI, Full Service Manager, Residence Inn, Courtyard, SpringHill, TownePlace and TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.13	Amended and Restated Limited Rent Guaranty, dated as of June 15, 2001, made by MI in favor of HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.14	Guaranty, dated as of June 15, 2001, made by MI in favor of TRS. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.15

Holdback and Security Agreement, dated as of June 15, 2001, by and among MI, St. Louis Airport, L.L.C., Nashville Airport, L.L.C., Residence Inn, Courtyard, SpringHill, TownePlace, Full Service Manager, CR14, CRTM17, TRS, HPTMI Hawaii and HPTMI. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JULY 31, 2001)

10.16

Amended and Restated Deposit Agreement, dated as of January 6, 2006, by and among HPT TRS IHG-1, HPT TRS IHG-2, Inc. (“HPT TRS IHG-2”), HPT TRS IHG-3, InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (FILED HEREWITH)

10.17	Management Agreement, dated as of July 1, 2003, by and between HPT TRS IHG-1, Inc. (“HPT TRS IHG-1”) and InterContinental Hotels Group Resources, Inc. (FILED HEREWITH)

10.18	First Amendment to Management Agreement, dated as of September 18, 2003, by and between HPT TRS IHG-1 and InterContinental Hotels Group Resources, Inc. (FILED HEREWITH)

10.19	Second Amendment to Management Agreement, dated as of March 2004, by and between HPT TRS IHG-1 and InterContinental Hotels Group Resources, Inc. (FILED HEREWITH)

10.20	Third Amendment to Management Agreement, dated as of February 16, 2005, by and between HPT TRS IHG-1 and InterContinental Hotels Group Resources, Inc. (FILED HEREWITH)

10.21	Fourth Amendment to Management Agreement, dated as of September 18, 2003, by and between HPT TRS IHG-1 and InterContinental Hotels Group Resources, Inc. (FILED HEREWITH)

10.22

Management Agreement, dated as of January 6, 2006, by and between HPT TRS IHG-1 and InterContinental Hotels Group Resources, Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.23

First Amendment to Management Agreement, dated as of February 16, 2005, by and between HPT TRS IHG-1 and InterContinental. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004)

10.24

Amended and Restated Management Agreement, dated as of January 6, 2006, by and among HPT TRS IHG-2, IHG Management (Maryland) LLC and Intercontinental Hotels Group (Canada), Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 6, 2006)

10.25

Lease Agreement, dated as of February 16, 2005, by and among HPT IHG PR, Inc. and InterContinental Hotels (Puerto Rico) Inc. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004)

10.26

Second Amended and Restated Consolidated Guaranty Agreement, dated as of January 20, 2006, made by Intercontinental Hotels Group plc for the benefit of HPT TRS IHG-1, HPT TRS IHG-2, HPT TRS IHG-3, Inc., HPT IHG PR, Inc. and the Company. (FILED HEREWITH)

10.27

Amended and Restated Credit Agreement, dated as of May 23, 2005, by and among the Company, Wachovia Bank, National Association, as Agent and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 23, 2005)

10.28

Registration Agreement, dated as of October 10, 2003, by and between the Company and HRPT Properties Trust. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3 FILED AS OF OCTOBER 14, 2003 (FILE NO. 333-109658))

10.29

Assumption, Termination and Amendment Agreement among InterContinental Hotels Limited, InterContinental Hotels Group plc, HPT TRS IHG-1, HPT TRS IHG-2, HPT IHG PR, Inc. and the Company dated July 1, 2005. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005)

10.30

Amended and Restated Purchase and Sale Agreement, dated as of February 9, 2005, by and among BHR Texas, L.P., InterContinental Hotels Group Resources, Inc. (“InterContinental”), Crowne Plaza LAX, LLC, Holiday Pacific Partners Limited Partnership, 220 Bloor Street Hotel, Inc. and Staybridge Markham, Inc., as sellers, and HPT IHG-2 Properties Trust (“HPT IHG-2”), as buyer. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

10.31

Amended and Restated Stock Purchase Agreement, dated as of February 9, 2005, by and between Six Continents International Holdings, B.V., as seller, and HPT IHG-2, as buyer. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

10.32

Amended and Restated Purchase and Sale Agreement, dated as of February 9, 2005, by and between BHR Texas, L.P., InterContinental and Crowne Plaza LAX. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

12.1	Computation of Ratio of Earnings to Fixed Charges. (FILED HEREWITH)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (FILED HEREWITH)

21.1	Subsidiaries of the Registrant. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP. (FILED HEREWITH)

23.2	Consent of Sullivan & Worcester LLP. (INCLUDED IN EXHIBIT 8.1 TO THIS ANNUAL REPORT ON FORM 10-K)

31.1	Rule 13a-14(a) Certification. (FILED HEREWITH)

31.2	Rule 13a-14(a) Certification. (FILED HEREWITH)

31.3	Rule 13a-14(a) Certification. (FILED HEREWITH)

31.4	Rule 13a-14(a) Certification. (FILED HEREWITH)

32.1	Section 1350 Certification. (FURNISHED HEREWITH)

(+)           Management contract or compensatory plan or agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited management’s assessment, included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Hospitality Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hospitality Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Hospitality Properties Trust and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 3, 2006

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	As of December 31,
	2005	2004
Assets
Real estate properties, at cost:
Land	$537,389	$460,748
Buildings, improvements and equipment	3,089,304	2,720,242
	3,626,693	3,180,990
Accumulated depreciation	(613,007)	(556,517)
	3,013,686	2,624,473
Cash and cash equivalents	18,568	15,894
Restricted cash (FF&E escrow)	29,063	38,511
Other assets, net	53,290	10,547
	$3,114,607	$2,689,425

Liabilities and Shareholders’ Equity
Revolving credit facility	$35,000	$72,000
Senior notes, net of discounts	921,606	621,679
Mortgage payable	3,766	3,826
Security deposits	185,304	175,304
Dividends payable	1,914	50,300
Accounts payable and other	108,595	77,782
Due to affiliate	2,967	2,661
Total liabilities	1,259,152	1,003,552

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 71,920,578 and 67,203,228 shares issued and outstanding, respectively	719	672
Additional paid-in capital	2,059,883	1,859,936
Cumulative net income	1,211,072	1,081,169
Cumulative preferred distributions	(59,336)	(51,680)
Cumulative common distributions	(1,440,189)	(1,287,530)
Total shareholders’ equity	1,855,455	1,685,873
	$3,114,607	$2,689,425

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Hotel operating revenues	$682,541	$498,122	$209,299
Rental income:
Minimum rent	126,829	125,669	216,125
Percentage rent	3,902	2,803	1,128
	130,731	128,472	217,253
FF&E reserve income	19,767	18,147	18,000
Interest income	1,373	627	733
Gain on lease terminations	—	—	107,516
Total revenues	834,412	645,368	552,801

Expenses:
Hotel operating expenses	476,858	333,818	145,863
Interest (including amortization of deferred financing costs of $2,894, $2,744 and $2,536, respectively)	65,263	50,393	44,536
Depreciation and amortization	131,792	114,883	104,807
General and administrative	23,296	19,386	16,800
Loss on early extinguishment of debt	—	—	2,582
Loss on asset impairment	7,300	—	—
Total expenses	704,509	518,480	314,588
Income before gain on sale of real estate	129,903	126,888	238,213
Gain on sale of real estate	—	203	—
Net income	129,903	127,091	238,213
Preferred distributions	7,656	9,674	14,780
Excess of liquidation preference over carrying value of preferred shares	—	2,793	—
Net income available for common shareholders	$122,247	$114,624	$223,433

Weighted average common shares outstanding	69,866	66,503	62,576

Basic and diluted earnings per common share:
Net income available for common shareholders	$1.75	$1.72	$3.57

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series A		Series B		Cumulative			Cumulative	Additional
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid-in Capital	Cumulative Net Income	Total
Balance at December 31, 2002	3,000,000	$72,207	3,450,000	$83,306	$(26,481)	62,547,348	$625	$(868,732)	$1,668,230	$715,865	$1,645,020

Common share grants	—	—	—	—	—	39,730	1	—	1,181	—	1,182
Net income	—	—	—	—	—	—	—	—	—	238,213	238,213
Distributions	—	—	—	—	(13,611)	—	—	(225,276)	—	—	(238,887)
Balance at December 31, 2003	3,000,000	72,207	3,450,000	83,306	(40,092)	62,587,078	626	(1,094,008)	1,669,411	954,078	1,645,528

Issuance of shares, net	—	—	—	—	—	4,600,000	46	—	192,638	—	192,684
Common share grants	—	—	—	—	—	16,150	—	—	680	—	680
Redemption of preferred shares	(3,000,000)	(72,207)	—	—	—	—	—	—	(2,793)	—	(75,000)
Net income	—	—	—	—	—	—	—	—	—	127,091	127,091
Distributions	—	—	—	—	(11,588)	—	—	(193,522)	—	—	(205,110)
Balance at December 31, 2004	—	—	3,450,000	83,306	(51,680)	67,203,228	672	(1,287,530)	1,859,936	1,081,169	1,685,873

Issuance of shares, net	—	—	—	—	—	4,700,000	47	—	199,186	—	199,233
Common share grants	—	—	—	—	—	17,350	—	—	761	—	761
Net income	—	—	—	—	—	—	—	—	—	129,903	129,903
Distributions	—	—	—	—	(7,656)	—	—	(152,659)	—	—	(160,315)
Balance at December 31, 2005	—	$—	3,450,000	$83,306	$(59,336)	71,920,578	$719	$(1,440,189)	$2,059,883	$1,211,072	$1,855,455

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$129,903	$127,091	$238,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	131,792	114,883	104,807
Non-cash portion of gain on lease terminations	—	—	(104,951)
Amortization of deferred financing costs as interest	2,894	2,744	2,536
Non-cash income	(2,952)	(2,952)	(6,719)
FF&E reserve income and deposits	(32,338)	(29,522)	(25,248)
Loss on early extinguishment of debt	—	—	2,582
Gain on sale of real estate	—	(203)	—
Loss on asset impairment	7,300	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,091)	2,262	(1,339)
Increase in accounts payable and other	6,492	7,490	9,485
Increase in due to affiliate	306	1,325	39
Cash provided by operating activities	242,306	223,118	219,405
Cash Flows From Investing Activities:
Real estate acquisitions	(443,104)	—	(354,577)
FF&E reserve fundings	(45,390)	(10,211)	(33,905)
Real estate acquisition deposit	(10,000)	—	—
Increase in security deposits	10,000	—	16,872
Proceeds from sale of real estate	3,227	7,750	—
Cash used in investing activities	(485,267)	(2,461)	(371,610)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	199,233	192,684	—
Debt issuance, net of discount	299,442	—	296,997
Repayment of senior notes	—	—	(150,000)
Redemption of preferred shares	—	(75,000)	—
Draws on revolving credit facility	319,000	293,000	391,000
Repayments of revolving credit facility	(356,000)	(422,000)	(190,000)
Deferred finance costs paid	(7,339)	(2)	(2,877)
Distributions to preferred shareholders	(7,656)	(11,588)	(13,611)
Distributions to common shareholders	(201,045)	(188,285)	(180,213)
Cash provided by (used in) financing activities	245,635	(211,191)	151,296
Increase (decrease) in cash and cash equivalents	2,674	9,466	(909)
Cash and cash equivalents at beginning of year	15,894	6,428	7,337
Cash and cash equivalents at end of year	$18,568	$15,894	$6,428
Supplemental Information:
Cash paid for interest	$56,597	$47,612	$34,929
Non-cash operating activities:
Net assets transferred in lease default	—	4,920	151,445
Non-cash investing activities:
Property managers deposits in FF&E reserve	31,056	27,296	22,679
Purchases of fixed assets with FF&E reserve	(76,860)	(46,529)	(53,337)
Non-cash financing activities:
Issuance of common shares	761	680	1,181

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

1. Organization

Hospitality Properties Trust, or HPT, we or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels. At December 31, 2005, HPT, directly and through subsidiaries, owned 298 properties.

The properties of HPT and its subsidiaries are operated by companies unaffiliated with HPT: Host Marriott Corporation, or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group, plc, or InterContinental; Barcelo Crestline Corporation, or Barcelo Crestline; Global Hyatt Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and BRE/Homestead Village LLC, or Homestead. Hereinafter these hotel operators are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

Consolidation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity that must be consolidated because we are the primary beneficiary. All intercompany transactions and balances have been eliminated.

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

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of its long-lived assets. If estimated lives are changed, the carrying values of affected assets are allocated over the revised remaining lives.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

Restricted Cash. Restricted cash consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

Deferred Financing Costs. Costs incurred to borrow are capitalized and amortized as interest expense over the term of the related borrowing. Deferred financing costs were $9,110 and $4,180 at December 31, 2005 and 2004, respectively, net of accumulated amortization of $3,301 and $6,699, respectively, and are included in other assets, net in the accompanying consolidated balance sheet.

Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverage and communication services are generally recognized when services are performed. Our share of the operating results of our managed hotels in excess of the minimum returns due us are generally determined annually. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized when all contingencies are met and the income is earned.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent is recognized when all contingencies are met and the rent is earned.

We own all the FF&E reserve escrows for hotels leased to our TRSs and for most of the hotels leased to third parties. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, payments by our third party tenants into the escrow are reported by us as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

Per Common Share Amounts. Per common share amounts are computed using the weighted average number of common shares outstanding during the period. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

Reclassifications. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Segment Information. We have only one operating segment, hotel investments.

Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a REIT, we are generally not subject to federal income taxes on our net income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Even as a REIT, we are subject to taxes in non-U.S. jurisdictions in which we own hotels and in certain state and local jurisdictions. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, are taxable entities that together file one consolidated tax return.

We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. SFAS 109 generally permits deferred tax assets and liabilities to be offset and presented as a single amount except in cases where they are attributable to different tax paying components such as a REIT and its TRS.

At December 31, 2005 we had a deferred tax liability of $9,333 related to the hotel we purchased in Puerto Rico in February 2005. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation’s tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated as the successor to the acquired corporation’s federal income tax attributes, including its adjusted tax bases. We made no such election for Puerto Rico tax purposes. Under SFAS 109 we are required to establish deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation and the tax bases of assets and liabilities assumed in a purchase business combination. Because a REIT (or its subsidiary) is subject to tax in Puerto Rico, we recorded in purchase accounting a deferred tax liability for these bases differences at our Puerto Rico effective tax rate.

At December 31, 2005 and 2004 our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $2,314 and $2,806, respectively, which consists primarily of net operating loss carryforwards and reserves for bad debts. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2005 and 2004. Accordingly, no provision or benefit for income taxes with respect to our consolidated TRS is reflected in the accompanying consolidated statement of income. As of December 31, 2005 our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $3,823 which will expire beginning in 2024, if they remain unused.

3. Shareholders’ Equity

We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the year ended December 31, 2005, we awarded 15,850 common shares to our officers and certain employees of our manager pursuant to these plans. In addition, our independent trustees are each awarded 500 common shares annually as part of their annual fees. The shares awarded to the trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in three annual installments beginning on the date of grant. Share awards are expensed over their vesting period. At December 31, 2005, 2,862,979 of our common shares remain reserved for issuance under the Award Plans.

On June 5, 2005, we sold 4,500,000 of our common shares at a price of $44.39 per share in a public offering. On June 24, 2005, we sold an additional 200,000 common shares at a price of $44.39 pursuant to an over allotment option granted to the underwriters. Net proceeds from these sales, after underwriting and other offering expenses, were $199,233. We used these proceeds to reduce borrowings outstanding under our revolving credit facility.

On April 12, 2004, we redeemed all of our outstanding 9 ½% Series A preferred shares at their liquidation preference of $25 per share plus accrued and unpaid distributions of $0.0792 per share. The excess of the liquidation preference of the redeemed shares over their carrying amount of $2,793 was charged to additional paid in capital and deducted from net income to determine net income available to common shareholders in the calculation of earnings per share.

Each of our 3,450,000 Series B cumulative redeemable preferred shares has a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($86,250 in aggregate). Series B preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after December 10, 2007.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2005, 2004 and 2003, were $2.90 per share, $2.88 per share and $2.88 per share, respectively. The characterization for income tax reporting purposes of the distributions paid to our common shareholders in 2005, 2004 and 2003 was 96.9%, 100.0% and 100.0% ordinary income, respectively, and 3.1%, 0.0% and 0.0% return of capital, respectively.

4. Management Agreements and Leases

As of December 31, 2005, each of our 298 hotels is included in one of ten combinations of hotels and either leased to our TRSs and managed by an independent hotel operating company or leased to a third party. We do not operate hotels. At December 31, 2005, we had 189 managed hotels and 109 leased hotels. Our agreements have initial terms expiring between 2010 and 2030. Each of these agreements is for a combination or pool of between 12 and 76 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 40 years. Each agreement generally requires the third party manager or tenant to: (i) make payments to us of minimum returns or minimum rents; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (iii) make payments to us of percentage returns or rent of 5% to 10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or tenants have provided deposits or guarantees to secure their obligation to pay us.

As of December 31, 2005, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining initial terms as follows:

	Total Minimum Return Payments Under Management Agreements with Third Parties	Total Minimum Lease Payments from Third Parties
2006	$192,684	$125,256
2007	193,534	125,256
2008	193,959	125,256
2009	193,959	125,256
2010	193,959	125,256
Thereafter	2,965,822	450,739
	$3,933,917	$1,077,019

As of December 31, 2005, the average remaining initial terms of our leases and management agreements, weighted based on minimum returns or rents from third parties, was approximately 15.9 years, and the weighted average remaining total term, including renewal options which may be exercised, was 46.1 years.

We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. The balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, totaling approximately $44,281, is being amortized into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $38,377 at December 31, 2005, is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt.

During 2003, we entered into agreements related to the termination of three leases. We recorded gains of $107,516 in connection with these agreements.

5. Real Estate Properties

Our real estate properties, at cost, consisted of land of $537,389, buildings and improvements of $2,717,965 and furniture, fixtures and equipment of $371,339, as of December 31, 2005; and land of $460,748, buildings and improvements of $2,356,860 and furniture, fixtures and equipment of $363,382, as of December 31, 2004. As of December 31, 2005, we owned 298 hotel properties.

During 2005, 2004 and 2003, we invested $45,390, $10,211 and $33,905 respectively, in our owned hotels in excess of amounts funded from FF&E reserves. As a result of these additional investments, manager and tenant obligations to us for annual minimum return payments or minimum rents increased $2,384, $841 and $3,391 in 2005, 2004 and 2003, respectively.

On December 17, 2004, we agreed to purchase 13 hotels from InterContinental for $450,000. The hotels include four full service InterContinental® hotels, four full service Crowne Plaza® hotels, three full service Holiday Inn® hotels and two extended stay Staybridge Suites® hotels. These hotels have a total of 3,946 rooms/suites and approximately 164,000 square feet of meeting space. The hotels are located in six states in the United States; one InterContinental® hotel and one Staybridge Suites® hotel are located in Ontario, Canada; and one InterContinental® hotel is located in San Juan, Puerto Rico. The $450,000 purchase price includes $25,000 which we have agreed to pay during the three years following the closing in connection with certain improvements to the hotels. On February 16, 2005, we completed the acquisition of 12 of the 13 hotels; on May 31, 2005, we completed the purchase of the final hotel.

In connection with our decision in June 2005 to sell our Prime HotelSM located in Atlanta, Georgia we recorded $7,300 loss on asset impairment to reduce the carrying value of the hotel to its estimated net realizable value less cost to sell. We sold the hotel in September 2005.

On November 1, 2005, we acquired a Country Inns & Suites by Carlson® hotel located in Brooklyn Center, Minnesota with 84 guestrooms from Carlson for $4,100.

At December 31, 2005, 13 of our hotels were on land leased from unrelated third parties. The remaining term of each ground lease (including renewal options) is in excess of 29 years. Ground rent payable under nine of these ground leases is generally calculated as a percentage of hotel revenues. Eleven of the 13 ground leases require minimum annual rent ranging from approximately $102 to $556 per year; and minimum rents under two ground leases have been pre-paid. Under the terms of our leases and management agreements, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Future minimum annual rent payments due under the ground leases are $1,994 for 2006 through 2008, $1,784 for 2009 and 2010 and total $73,709 for all years thereafter.

6. Indebtedness

At December 31, 2005 and 2004, our indebtedness was as follows:

	As of December 31,
	2005	2004
Senior Notes, due 2008 at 7%	$150,000	$150,000
Senior Notes, due 2010 at 9.125%	50,000	50,000
Senior Notes, due 2012 at 6.85%	125,000	125,000
Senior Notes, due 2013 at 6.75%	300,000	300,000
Senior Notes, due 2015 at 5.125%	300,000	—
Unamortized discounts	(3,394)	(3,321)
Total unsecured senior notes	921,606	621,679
Unsecured revolving credit facility	35,000	72,000
Mortgage Note, due 2011 at 8.3%	3,766	3,826
	$960,372	$697,505

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

On May 23, 2005, we amended and restated our revolving credit facility with a group of commercial banks. Our credit facility matures in June 2009 and may be extended at our option to June 2010 upon our payment of an extension fee. Borrowings under the credit facility can be up to $750,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be increased to $1,500,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at a spread above LIBOR. As of December 31, 2005, the $35,000 outstanding on our credit facility accrued interest at 5.03% and $715,000 was available to be drawn. During 2005, 2004 and 2003, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 4.2%, 2.8% and 2.5%, respectively.

Our revolving credit agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We were in compliance with these covenants during the periods presented.

As of December 31, 2005 and 2004, the estimated aggregate market values of our indebtedness were as follows:

	As of December 31,
	2005	2004
Revolving credit facility at 5.03%	$35,000	$72,000
Senior Notes, due 2008 at 7%	157,635	165,287
Senior Notes, due 2010 at 9.125%	59,126	62,676
Mortgage Note, due 2011 at 8.3%	4,470	4,504
Senior Notes, due 2012 at 6.85%	137,521	143,207
Senior Notes, due 2013 at 6.75%	327,832	340,760
Senior Notes, due 2015 at 5.125%	295,539	—
	$1,017,123	$788,434

7. Transactions with Affiliates

Reit Management & Research LLC, or RMR, originates and presents investment opportunities to our board and provides administrative services to us. Our contract with RMR for such services continues from year to year and is subject to the annual approval by a board committee comprised of our independent trustees. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. Management fees, excluding incentive fees, earned for the years ended 2005, 2004 and 2003 were $17,730, $15,812 and $14,540, respectively. Incentive fees are paid in restricted common shares based on a formula. Incentive fees for 2005, 2004 and 2003 were $1,397, $0 and $0, respectively. We expect to issue 33,973 restricted common shares in satisfaction of the 2005 incentive fees in 2006. As of December 31, 2005, RMR and its affiliates owned 459,834 of our common shares. RMR is beneficially owned by Barry M. Portnoy, who also serves as one of our managing trustees, and his son, Adam D. Portnoy, who is a Vice President of RMR.

8. Concentration

At December 31, 2005, our 298 hotels contained 42,376 rooms and were located in 38 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 14% of our hotels, by investment, were located in each of

California, Texas, Virginia, Georgia and Florida. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 4% of our hotels, by investment, respectively.

All of our third party managers or tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each combination of hotels is shown below, as of December 31, 2005.

Manager / Tenant is a	Number of	Minimum Return /	% of
Subsidiary of:	Properties	Minimum Rent	Total
Host (no. 1)	53	$55,951	18%
InterContinental (no. 2)	76	50,000	16%
Marriott	35	47,986	15%
InterContinental (no. 1)	30	36,097	11%
InterContinental (no. 3)	13	34,713	11%
Barcelo Crestline	19	28,508	9%
Host (no. 2)	18	18,705	6%
Hyatt	24	18,000	6%
Homestead	18	15,960	5%
Carlson	12	9,045	3%
Total	298	$314,965	100%

Minimum return and minimum rent payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Hyatt with respect to the 24 hotels managed by Hyatt is limited to $50,000 ($50,000 remaining at December 31, 2005). The guarantee provided by Carlson with respect to the 12 hotels managed by Carlson is limited to $40,000 ($37,790 remaining at December 31, 2005). The combined guarantee provided by InterContinental for the 119 hotels managed or leased by InterContinental is limited to $125,000 ($115,922 remaining at December 31, 2005) and will expire if and when the hotels achieve stipulated operating results. The guarantee provided by Homestead expires if and when the hotels achieve stipulated operating results.

Each of our hotels is included in a combined management agreement or lease as described above. Operations at some of our managed hotels generated net financial results that were $2,491, $10,470 and $6,922 less than the guaranteed minimum returns due us in 2005, 2004 and 2003, respectively. These amounts have been paid by the hotel managers or their guarantors and are reflected as a reduction of hotel operating expenses in our consolidated statement of income.

9. Selected Quarterly Financial Data (Unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$180,747	$218,081	$221,687	$213,897
Net income available for common shareholders	26,792	20,497	28,671	46,287
Net income available for common shareholders per share (1)	.40	.30	.40	.64
Distributions per common share (2)	.72	.72	.73	.73

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$153,311	$163,231	$171,992	$156,834
Net income available for common shareholders	23,054	28,835	28,793	33,942
Net income available for common shareholders per share (1)	. 36	. 43	. 43.51
Distributions per common share (2)	.72	.72	.72	.72

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

10. Subsequent Events

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use development comprised of the five star, five diamond Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. Simultaneously with this purchase, we entered into an agreement with InterContinental to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. This hotel has been added to the combination agreement for 13 hotels managed by InterContinental. Our minimum return from this expanded combination of hotels will increase by $4,800 in 2006, $5,200 in 2007 and $5,300 per year thereafter. We have agreed to invest up to $2,300 over the next two years in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore. In addition to the returns generated by the hotel component of the complex, we will receive the net cash flow from the office and parking parts of the property; and we have entered into a management agreement with RMR to operate the office building and an agreement with an unaffiliated third party to manage the parking garage.

On January 25, 2006, we agreed to purchase nine hotels for $196,200 and to invest $25,100 in these hotels during the three years following closing to fund capital improvements. These hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel, two Staybridge Suites® hotels and one Holiday Inn SunSpree Resort® hotel; they have a total of 2,712 rooms/suites and approximately 68,000 square feet of meeting space. These hotels are located in three states in the United States and the Holiday Inn SunSpree Resort® hotel is located in Montego Bay, Jamaica. On January 25, 2006, we completed the acquisition of eight of the nine hotels with an effective date of January 20, 2006. The purchase of the 524 room Holiday Inn SunSpree Resort® hotel for approximately $30 million was delayed pending Jamaican tax and regulatory approvals, and is expected to close later in 2006. Circumstances may delay this purchase for an extended period or prevent its occurring. Simultaneous with our purchase of these eight hotels, we entered a long term combination management agreement with subsidiaries of InterContinental; simultaneous with our purchase of the Holiday Inn SunSpree Resort® we expect to enter a long term lease with a subsidiary of InterContinental. The annual combined amount payable to us for all nine hotels as a minimum return under the management contract and minimum rent under the lease will be $15,800 in 2006, $17,800 in 2007, $18,700 in 2008 and approximately $19,000 thereafter. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over a threshold at these hotels starting in 2008 and the hotel cash flow remaining after the payment of base and incentive management fees. The minimum return under the management agreement and the minimum rent under the lease are calculated and payable in U.S. dollars. Other amounts due with respect to the hotel in Jamaica may be calculated in Jamaican dollars but will be payable in U.S. dollars. The management agreement and the lease each extend through 2030, and InterContinental has two all or none renewal options for 15 years each. The obligations to pay the minimum return under the management agreement and the minimum rent under the lease are supported by a limited guaranty from InterContinental until these hotels achieve stipulated levels of operating income. Further, the obligation to pay the minimum return under the management agreement will also be supported by a limited guaranty from the InterContinental subsidiary tenant for the hotel in Jamaica. The agreements also require a reserve for capital expenditures starting in 2008.

HOSPITALITY PROPERTIES TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(dollars in millions)

				Costs
				Capitalized
	Initial			Subsequent to	Gross Amount at which
	Cost to Company			Acquisition	Carried at Close of Period
			Buildings &			Buildings &
	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total(1)
71 Courtyards	$—	$127	$589	$54	$127	$643	$770
76 Candlewood Hotels	4	86	455	2	86	457	543
32 Staybridge Suites	—	85	318	12	85	330	415
37 Residence Inns	—	69	322	12	69	334	403
24 AmeriSuites	—	25	193	2	25	195	220
4 InterContinental	—	24	196	—	24	196	220
18 Homestead Village	—	28	106	1	28	107	135
4 Crowne Plaza	—	37	89	—	37	89	126
3 Marriott Full Service	—	14	82	8	14	90	104
12 TownePlace Suites	—	17	78	—	17	78	95
4 Radisson	—	7	74	7	7	81	88
5 Country Inns & Suites	—	6	51	7	6	58	64
3 Holiday Inn	—	7	24	—	7	24	31
3 Park Plaza	—	2	20	2	2	22	24
2 SpringHill Suites	—	3	15	—	3	15	18
Total (298 hotels)	$4	$537	$2,612	$107	$537	$2,719	$3,256

				Life on which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statement is
	Depreciation(1)	Construction	Acquired	Computed
71 Courtyards	$(139)	1987 through 2000	1995 through 2003	15 - 40 Years
76 Candlewood Hotels	(62)	1996 through 2000	1997 through 2003	15 - 40 Years
32 Staybridge Suites	(48)	1989 through 2002	1998 through 2005	15 - 40 Years
37 Residence Inns	(71)	1989 through 2001	1996 through 2001	15 - 40 Years
24 AmeriSuites	(35)	1992 through 2000	1997 through 2002	15 - 40 Years
4 InterContinental	(5)	1924 through 1989	2005	15 - 40 Years
18 Homestead Village	(21)	1996 through 1998	1999	15 - 40 Years
4 Crowne Plaza	(2)	1981 through 1986	2005	15 - 40 Years
3 Marriott Full Service	(15)	1972 through 1995	1998 through 2001	15 - 40 Years
12 TownePlace Suites	(13)	1997 through 2000	1998 through 2001	15 - 40 Years
4 Radisson	(17)	1987 through 1990	1996 through 1997	15 - 40 Years
5 Country Inns & Suites	(12)	1987 through 1997	1996 and 2005	15 - 40 Years
3 Holiday Inn	(1)	1986 through 2001	2005	15 - 40 Years
3 Park Plaza	(5)	1987 through 1990	1996	15 - 40 Years
2 SpringHill Suites	(2)	1997 through 2000	2000 through 2001	15 - 40 Years
Total (298 hotels)	$(448)

(1)   Excludes $371 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment and $165 of related accumulated depreciation.

S-1

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2005
(dollars in thousands)

(A) The change in accumulated depreciation for the period from January 1, 2003 to December 31, 2005, is as follows:

	2005	2004	2003
Balance at beginning of year	$379,594	$319,204	$262,231

Additions: depreciation expense	72,339	61,623	56,973
Dispositions	(3,541)	(1,233)	—

Balance at close of year	$448,392	$379,594	$319,204

(B) The change in total cost of properties for the period from January 1, 2003 to December 31, 2005, is as follows:

	2005	2004	2003
Balance at beginning of year	$2,817,608	$2,813,737	$2,462,876

Additions: hotel acquisitions and capital expenditures	451,126	12,332	350,861
Dispositions	(13,381)	(8,461)	—

Balance at close of year	$3,255,353	$2,817,608	$2,813,737

(C) The net tax basis for federal income tax purposes of our real estate properties was $2,793,791 on December 31, 2005.

S-2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust

	By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	March 13, 2006
John G. Murray	Chief Operating Officer

/s/ Mark L. Kleifges	Treasurer and Chief	March 13, 2006
Mark L. Kleifges	Financial Officer
(principal financial officer
and principal accounting officer)

/s/ Frank J. Bailey	Trustee	March 13, 2006
Frank J. Bailey

/s/ John L. Harrington	Trustee	March 13, 2006
John L. Harrington

/s/ Arthur G. Koumantzelis	Trustee	March 13, 2006
Arthur G. Koumantzelis

/s/ Gerard M. Martin	Trustee	March 13, 2006
Gerard M. Martin

/s/ Barry M. Portnoy	Trustee	March 13, 2006
Barry M. Portnoy