Form 10-Q
period 2006-03-31
HOSPITALITY PROPERTIES TRUST
filed 2006-05-04
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

HOSPITALITY PROPERTIES TRUST

Maryland	04-3262075
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-964-8389

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 3, 2006: 71,954,551

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2006

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1. Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$572,599	$537,389
Buildings, improvements and equipment	3,306,239	3,089,304
	3,878,838	3,626,693
Accumulated depreciation	(627,966)	(613,007)
	3,250,872	3,013,686
Cash and cash equivalents	13,255	18,568
Restricted cash (FF&E reserve escrow)	26,491	29,063
Other assets, net	48,540	53,290
	$3,339,158	$3,114,607

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$282,000	$35,000
Senior notes, net of discounts	921,729	921,606
Mortgage payable	3,749	3,766
Security deposits	185,364	185,304
Accounts payable and other liabilities	104,345	108,595
Due to affiliate	3,785	2,967
Dividends payable	1,914	1,914
Total liabilities	1,502,886	1,259,152

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable;3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 71,920,578 issued and outstanding	719	719
Additional paid-in capital	2,059,883	2,059,883
Cumulative net income	1,246,305	1,211,072
Cumulative preferred distributions	(61,250)	(59,336)
Cumulative common distributions	(1,492,691)	(1,440,189)
Total shareholders’ equity	1,836,272	1,855,455
	$3,339,158	$3,114,607

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenues:
Hotel operating revenues	$201,828	$145,047
Rental income	32,476	31,065
FF&E reserve income	4,990	4,399
Interest income	422	236
Total revenues	239,716	180,747

Expenses:
Hotel operating expenses	144,189	100,425
Interest (including amortization of deferred financing costs of $610 and $734, respectively)	18,988	15,429
Depreciation and amortization	34,952	30,823
General and administrative	6,354	5,364
Total expenses	204,483	152,041

Net income	35,233	28,706

Preferred distributions	(1,914)	(1,914)
Net income available for common shareholders	$33,319	$26,792

Weighted average common shares outstanding	71,921	67,203

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.46	$0.40

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$35,233	$28,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,952	30,823
Amortization of deferred financing costs as interest	610	734
Non-cash income	(753)	(738)
FF&E reserve income and deposits	(10,699)	(7,140)
Changes in assets and liabilities:
Increase in other assets	(2,658)	(2,020)
Decrease in accounts payable and other	(6,256)	(11,413)
Increase (decrease) in due to affiliate	818	(894)
Cash provided by operating activities	51,247	38,058

Cash flows from investing activities:
Real estate acquisitions	(237,756)	(398,237)
FF&E reserve fundings	(11,388)	(12,713)
Increase in security deposits	—	10,000
Cash used in investing activities	(249,144)	(400,950)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	299,442
Draws on revolving credit facility	306,000	163,000
Repayments of revolving credit facility	(59,000)	(60,000)
Distributions to common shareholders	(52,502)	(48,386)
Distributions to preferred shareholders	(1,914)	(1,914)
Deferred finance costs paid	—	(2,394)
Cash provided by financing activities	192,584	349,748
Decrease in cash and cash equivalents	(5,313)	(13,144)
Cash and cash equivalents at beginning of period	18,568	15,894
Cash and cash equivalents at end of period	$13,255	$2,750

Supplemental cash flow information:
Cash paid for interest	$32,820	$23,551
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$8,378	$6,010
Purchases of fixed assets with FF&E reserve	(26,964)	(12,930)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except share data)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.

Note 2. Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and communication services, are generally recognized when services are provided. Our share of the operating results of our managed hotels in excess of the minimum returns due to us is generally determined annually. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized at year end when all contingencies are met and the income is earned. Deferred hotel operating income in excess of minimum returns was $2,350 for the three months ended March 31, 2006, compared with $1,849 for the three months ended March 31, 2005.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent was $1,648 for the three months ended March 31, 2006, compared with $920 for the three months ended March 31, 2005.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. Most of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, payments by our third party tenants into the escrow are reported by us as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

Note 3. Shareholders’ Equity

On January 17, 2006, we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarter ended December 31, 2005. On March 1, 2006, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 31, 2006, for the quarter then ended. This amount was paid on April 17, 2006.

On February 16, 2006, we paid a $0.73 per share distribution to our common shareholders for the quarter ended December 31, 2005. On April 3, 2006, we declared a distribution of $0.73 per share to common shareholders of record on April 12, 2006, for the quarter ended March 31, 2006. We plan to pay this amount on or about May 11, 2006.

On April 10, 2006, we issued 33,973 common shares to our manager, Reit Management & Research LLC, or RMR, in payment of an incentive fee of $1,418 for services rendered during 2005 based upon a per common share price of $41.75, the closing price of our common shares on the New York Stock Exchange on that day.

Note 4. Indebtedness

We have a $750,000, interest only, unsecured revolving credit facility. Our credit facility matures in June 2009 and may be extended at our option to June 2010 upon payment of an extension fee. The interest rate on drawings under the credit facility (5.44% per annum at March 31, 2006) is LIBOR plus a spread. As of March 31, 2006, we had $282,000 outstanding on our credit facility and $468,000 available to be drawn for acquisitions and general business purposes.

Note 5. Real Estate Properties

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use development comprised of the Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms.

On January 25, 2006, we agreed to purchase nine hotels for $196,200 and to invest $25,100 in these hotels during the three years following closing to fund capital improvements. The hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel, two Staybridge Suites® hotels and one Holiday Inn SunSpree Resort® hotel; they have a total of 2,712 rooms/suites and approximately 68,000 square feet of meeting space. These hotels are located in three states in the United States and the Holiday Inn SunSpree Resort® hotel is located in Montego Bay, Jamaica. On January 25, 2006, we completed the acquisition of eight of the nine hotels with an effective date of January 20, 2006. The acquisition of the 524 room Holiday Inn SunSpree Resort® hotel for approximately $30,000 is delayed pending Jamaican tax and regulatory approvals, and is expected to close later in 2006. Our requirement to obtain these approvals may delay this purchase for an extended period or prevent its occurring.

During the three months ended March 31, 2006, we provided funding of $11,388 for improvements to certain of our hotels, which resulted in a $1,139 increase in our annual minimum returns and rents.

Note 6. Management Agreements and Leases

On January 6, 2006, simultaneously with the purchase of the Harbor Court Complex described above, we entered into an agreement with InterContinental Hotels Group, plc, or InterContintental, to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. We added this hotel to the combination management agreement for 13 hotels we acquired from InterContinental in 2005. As a result, the annual minimum return from this expanded combination of hotels was increased by $4,800 in 2006, $5,200 in 2007 and $5,300 per year thereafter. We have agreed to invest up to $2,300 over the next two years in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore. In addition to the returns generated by the hotel component of the complex, we receive the net cash flow from the office and parking parts of the property; and we have entered into a management agreement with RMR to operate the office building and an agreement with an unaffiliated third party to manage the parking garage.

On January 25, 2006, simultaneous with our purchase of eight hotels described above, we entered a long term combination management agreement with subsidiaries of InterContinental, and simultaneous with the purchase of the Holiday Inn SunSpree Resort® we expect to enter a long term lease with a subsidiary of InterContinental. The annual combined amount payable to us for all nine hotels as a minimum return under the management contract and minimum rent under the lease will be $15,800 in 2006, $17,800 in 2007, $18,700 in 2008 and approximately $19,000 thereafter, after the full $25,100 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over a threshold at these hotels starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The minimum return under the management agreement and the minimum rent under the lease are calculated and payable in U.S. dollars. Other amounts due under these agreements with respect to the hotel in Jamaica may be calculated in Jamaican dollars but will be payable in U.S. dollars. The management agreement and the lease each extend through 2030, and InterContinental has two, all or none, renewal options for 15 years each. The obligations to pay the minimum return under the management agreement and the minimum rent under the lease are supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the minimum return under the management agreement will also be supported by a limited guaranty from the InterContinental subsidiary tenant for the hotel in Jamaica. The agreements require a reserve for capital expenditures starting in 2008.

Note 7. Subsequent Events

On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space. These hotels were added to the combination management agreement with InterContinental for the eight hotels we acquired in January 2006 as described above. Our annual minimum return from this expanded combination of hotels will increase by $5,040 in 2006, $5,600 in 2007, $5,800 in 2008 and $6,000 thereafter. We may also receive additional non-guaranteed additional returns, a percentage of gross revenue increases at these hotels starting in 2008 and the net cash flows after payment of management fees to InterContinental.

On April 13, 2006, we purchased a 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000. This hotel was added to our combination management agreement with a subsidiary of InterContinental which includes 30 additional Staybridge Suites®. The initial term of this contract was extended to 2031 and the annual minimum return from this expanded combination of hotels will increase by $1,700 until April 2007 at which time it will increase by $1,800. We may also receive a percentage of gross revenue increases at this hotel starting in 2009 and the net cash flow after payment of management fees to InterContinental.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands, except per share amounts)

The following information should be read in conjunction with financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2005.

Hotel Industry Conditions

During the twelve months ended March 31, 2006, the U.S. hotel industry has continued to benefit from an expanding economy and limited new hotel supply. For the three months ended March 31, 2006, all of our combinations of hotels reported increases in revenue per available room, or RevPAR, and increases in cash flow available to pay minimum returns and rents due to us. All of our management agreements and leases contain security features, such as security deposits and, in certain instances, guarantees, which are intended to protect payments of owner’s minimum returns and minimum rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

2006 Developments

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use development comprised of the five star, five diamond Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. Simultaneously with this purchase, we entered into an agreement with InterContinental to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. We added this hotel to the combination management agreement for 13 hotels we acquired from InterContinental in 2005. As a result our annual minimum return from this expanded combination of hotels was increased by $4,800 in 2006, $5,200 in 2007 and $5,300 per year thereafter. We have agreed to invest up to $2,300 over the next two years in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore. In addition to the returns generated by the hotel component of the complex, we receive the net cash flow from the office and parking parts of the property; and we have entered into a management agreement with RMR to operate the office building and an agreement with an unaffiliated third party to manage the parking garage.

On January 25, 2006, we agreed to purchase nine hotels for $196,200 and to invest $25,100 in these hotels during the three years following closing to fund capital improvements. The hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel, two Staybridge Suites® hotels and one Holiday Inn SunSpree Resort® hotel; they have a total of 2,712 rooms/suites and approximately 68,000 square feet of meeting space. These hotels are located in three states in the United States and the Holiday Inn SunSpree Resort® hotel is located in Montego Bay, Jamaica. On January 25, 2006, we completed the acquisition of eight of the nine hotels with an effective date of January 20, 2006. The acquisition of the 524 room Holiday Inn SunSpree Resort® hotel for approximately $30,000 is delayed pending Jamaican tax and regulatory approvals, and is expected to close later in 2006. Simultaneous with our purchase of these eight hotels, we entered a long term combination management agreement with subsidiaries of InterContinental, and simultaneous with the purchase of the Holiday Inn SunSpree Resort® we expect to enter a long term lease with a subsidiary of InterContinental. The annual combined amount payable to us for all nine hotels as a minimum return under the management contract and minimum rent under the lease will be $15,800 in 2006, $17,800 in 2007, $18,700 in 2008 and approximately $19,000 thereafter, after the full $25,100 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over threshold amounts starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The minimum return under the management agreement and the minimum rent under the lease are calculated and payable in U.S. dollars. Other amounts due under these agreements with respect to the hotel in Jamaica may be calculated in Jamaican dollars but will be payable in U.S. dollars. The management agreement and the lease each extend through 2030, and InterContinental has two, all or none, renewal options for 15 years each. The obligations to pay the minimum return under the management agreement and the minimum rent under the lease are supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. Further, the obligation to pay the minimum return under the management agreement will also be supported by a limited guaranty from the InterContinental subsidiary tenant for the hotel in Jamaica. The agreements require a reserve for capital expenditures starting in 2008.

Subsequent Events

On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space. We added these hotels to the combination management agreement with InterContinental for the eight hotels we acquired in January 2006 as described above. Our annual minimum return from this expanded combination of hotels will increase by $5,040 in 2006, $5,600 in 2007, $5,800 in 2008 and $6,000 thereafter. We may also receive additional non-guaranteed additional returns, a percentage of gross revenue increases at these hotels starting in 2008 and the net cash flows after payment of management fees to InterContinental.

On April 13, 2006, we purchased a 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000. This hotel was added to our combination management agreement with a subsidiary of InterContinental which includes 30 additional Staybridge Suites®. The initial term of this contract was extended to 2031 and the annual minimum return from this expanded combination of hotels will increase by $1,700 until April 2007 at which time it will increase by $1,800. We may also receive a percentage of gross revenue increases at this hotel starting in 2009 and the net cash flow after payment of management fees to InterContinental.

Management Agreements and Leases

At March 31, 2006, each of our 307 hotels was included in one of eleven combinations of hotels of which 198 are leased to our TRSs and managed by independent hotel operating companies and 109 are leased to third parties. Our consolidated statement of income includes hotel operating revenues and expenses of managed hotels and rental income from our leased hotels. Additional information regarding the terms of our management agreements and leases is included in the table on pages 17 and 18.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2006 versus 2005

	For the three months ended March 31,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$201,828	$145,047	$56,781	39.1%
Rental income	32,476	31,065	1,411	4.5%
FF&E reserve income	4,990	4,399	591	13.4%
Interest income	422	236	186	78.8%

Expenses:
Hotel operating expenses	144,189	100,425	43,764	43.6%
Interest expense	18,988	15,429	3,559	23.1%
Depreciation and amortization	34,952	30,823	4,129	13.4%
General and administrative	6,354	5,364	990	18.5%

Net income	35,233	28,706	6,527	22.7%
Net income available for common shareholders	33,319	26,792	6,527	24.4%
Weighted average shares outstanding	71,921	67,203	4,718	7.0%
Net income available for common shareholders per common share	$0.46	$0.40	$0.06	15.0%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels since January 1, 2005, consisting of our February and May 2005 acquisitions of 12 hotels and our January 2006 acquisition of nine hotels, the initiation of a management agreements for these hotels and the general increase in revenues at most of our hotels due to improving lodging industry conditions.

Pro forma hotel operating revenues of our 198 managed hotels, which include revenues for periods prior to our ownership of some of these hotels and exclude revenues from a hotel sold on September 30, 2005, were $202,342 for the three months ended March 31, 2006, an increase of 12.2% from pro forma hotel operating revenues of $180,287 for the three months ended March 31, 2005. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at most of our hotels. Additional information regarding the operating statistics of our hotels is included in the table on page 19.

Pro forma hotel operating expenses of our managed hotels, which include expenses for periods prior to our ownership of some of these hotels and exclude expenses from a hotel sold on September 30, 2005, were $143,725 for the three months ended March 31, 2006, an increase of 9.5% from pro forma hotel operating expenses of $131,243 for the three months ended March 31, 2005. This increase is primarily a result of higher hotel occupancies and increases in the cost of labor and utilities.

Certain of our managed hotels had net operating results that were $1,183 and $2,609 less than the minimum returns due to us in the three months ended March 31, 2006 and 2005, respectively. These amounts are reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each period because the minimum returns were funded by our managers.

The increase in rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico in February 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2006 and 2005.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, which are used to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in the first quarter of 2006 versus the same period in 2005 for our leased hotels. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The increase in interest income is due to higher average balances and interest rates during the three months ended March 31, 2006, versus the same period in 2005.

The increase in interest expense is due to higher average borrowings and was partially offset by a lower weighted average interest rate during the three months ended March 31, 2006, versus the same period in 2005.

The increase in depreciation and amortization is due principally to the depreciation of hotels acquired in February and May 2005 and January 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of one hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2006 and 2005.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activity discussed above. On a per share basis, the increase in net income available for common shareholders was lower due to our issuance and sale of 4.7 million common shares in June 2005.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2006, all 307 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 17 and 18. Assuming our operating agreements as of March 31, 2006, had been in place during the twelve months ended March 31, 2006, nine hotel combinations, representing 265 hotels, generated coverage using historical operating results of at least 1.0x. The remaining two combinations, representing 42 hotels, generated coverages using historical operating results of 0.95x and 0.96x.

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

As of March 31, 2006, all payments due, including those payments due under management agreements or leases whose hotels have generated less than 1.0x coverage during the last twelve months, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows will decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased properties. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

We maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation, known as the REIT Modernization Act, or the RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates. As, and if, the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material, but these anticipated taxes are not currently material to our consolidated financial results. Also, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements at our hotels. As of March 31, 2006, there was approximately $27,370 on deposit in these escrow accounts, of which $26,491 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $879 is held in an account owned by one of our tenants and is not reflected on our balance sheet, but we have security and remainder interests in the account owned by this tenant. During the three months ended March 31, 2006, $9,543 was contributed to these accounts by our managers and tenants. Our operating agreements generally provide that, if necessary, we will provide our managers and tenants FF&E funding in excess of escrowed reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increases by a percentage of the amount we fund. During the three months ended March 31, 2006, $29,940 was spent from the FF&E reserve escrow accounts and we made $11,388 of additional fundings to renovate and refurbish our hotels.

During the three months ended March 31, 2006, we funded $2,021 for improvements to our Marriott hotel portfolios using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $26,000 for improvements to four of our Marriott hotel portfolios throughout the remainder of 2006 with funds from existing cash balances or borrowings under our revolving credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the new Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us will increase as these funds are advanced. As of March 31, 2006, $4,845 has been funded, and we expect to fund an additional approximately $35,000 throughout the remainder of 2006 using cash on hand or borrowings under our revolving credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us will increase as these funds are advanced. As of March 31, 2006, $31,030 has been funded. We paid $9,367 of this amount during the three months ended March 31, 2006, and expect to purchase additional improvements totaling approximately $6,000 through June 2006 using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental we agreed to pay $25,000 during the three years following closing to purchase certain improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay $10,000 in December 2006 and $5,000 in December 2007 using funds from our existing cash balances or borrowings under our revolving credit facility.

On January 6, 2006, we acquired the Harbor Court Complex in Baltimore, Maryland for $78,000 using cash on hand and borrowings under our revolving credit facility. Pursuant to the agreement we entered with InterContinental for the management of the Harbor Court Hotel, we agreed to fund $2,300 for rebranding and other improvements during the two years following this closing. We made no fundings during the three months ended March 31, 2006.

On January 25, 2006, we announced our agreement to purchase nine hotels for $196,200. As of May 3, 2006, we have acquired eight of these nine hotels for approximately $166,200 using borrowings under our revolving credit facility. We expect to complete the purchase of the final hotel for approximately $30,000 later in 2006, using existing cash balances and borrowings under our revolving credit facility. Pursuant to the agreement we entered with InterContinental for the management of eight acquired hotels and the lease agreement we expect to enter simultaneous with the purchase of the ninth hotel, we agreed to fund $25,100 for capital improvements during the three years following closing. We made no fundings during the three months ended March 31, 2006.

On April 6, 2006, we acquired two Crowne Plaza® hotels for $63,000 and on April 13, 2006, we acquired a Staybridge Suites® for $21,000 using borrowings under our revolving credit facility.

On March 1, 2006, we declared a distribution of $0.5546875 per Series B preferred share with respect to the first quarter of 2006 and paid it to shareholders on April 17, 2006. This distribution was funded using cash on hand and borrowings under our revolving credit facility. On April 3, 2006, we declared a distribution of $0.73 per common share with respect to the first quarter of 2006. We plan to pay this amount on or about May 11, 2006, using cash on hand and borrowings under our revolving credit facility.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of commercial banks. Our revolving credit facility matures in June 2009 and may be extended at our option to June 2010 upon our payment of an extension fee. Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the revolving credit facility (5.44% per annum at March 31, 2006) is payable at a spread above LIBOR. As of March 31, 2006, we had $282,000 outstanding on our revolving credit facility.

At May 3, 2006, we had approximately $5,000 of cash and cash equivalents and $419,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and to meet our capital improvement funding obligations.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012, $300,000 in 2013 and $300,000 in 2015. As of March 31, 2006, we had one mortgage note we assumed in connection with our acquisition of a hotel with a principal balance of $3,749. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note became prepayable at a premium to face value on September 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. As of March 31, 2006, we had $1,578,439 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities, with which to finance future acquisitions and to pay our debt and other obligations.

As of March 31, 2006, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,210,749	$49	$150,148	$332,176	$728,376
Purchase Obligations (1)	30,000	30,000	—	—	—
Ground Lease Obligations (2)	69,283	1,396	3,724	3,304	60,859
Capital Improvements (3)	110,032	88,822	21,210	—	—
Total	$1,420,064	$120,267	$175,082	$335,480	$789,235

(1)   On January 25, 2006, we announced our agreement to purchase nine hotels for $196,200. We completed the acquisition of eight hotels with an effective date of January 20, 2006. The purchase of the Holiday Inn SunSpree Resort® hotel located in Montego Bay, Jamaica for approximately $30,000 was delayed pending Jamaican tax and regulatory approvals and is expected to close later in 2006.

(2)   Fourteen of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel.

(3)   Represents amounts we currently expect to fund in addition to recurring FF&E reserve funding from hotel operations.

As of March 31, 2006, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of March 31, 2006, our secured debt obligations were limited to one mortgage note of $3,749 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at March 31, 2006 were our revolving credit facility, our $925,000 of publicly issued term debt and our $3,749 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. As of March 31, 2006, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

Neither our indenture and its supplements nor our revolving credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our revolving credit facility.

Management Agreements, Leases and Operating Statistics

As of March 31, 2006, we owned 307 hotels which are grouped into eleven combinations and managed by, or leased to, separate affiliates of hotel operating companies including InterContinental, Marriott International, Inc., or Marriott, Host Hotels & Resorts, Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 31, 2006 and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, RevPAR, and coverage of our owner’s minimum returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages to be important measures of our managers’ and tenants’ success in operating our hotels and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

HOSPITALITY PROPERTIES TRUST

Hotel Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Homestead Studio Suites®	Staybridge Suites®
Number of Hotels:	53	18	35	19	18	30

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	2,399	3,694

Number of States:	24	14	15	14	5	16

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.	Subsidiary of InterContinental.

Investment (000s) (1):	$562,317	$187,575	$462,332	$274,222	$145,000	$415,708

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960	$36,872 (2)

End of Current Term:	2012	2010	2019	2015	2015	2023

Renewal Options (3):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.	2 for 12.5 years each.

Annual Minimum Return / Minimum Rent (000s) (4):	$56,119	$18,739	$47,986	$28,508	$15,960	$36,097

Additional Return:	—	—	$1,173 (5)	—	—	—

Percentage Return / Rent (6):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	10.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06 revenues.

Return / Rent Coverage (7)(8):
Year ended 12/31/05:	1.41x	1.13x	1.03x	0.99x	1.46x	0.91x
Twelve months ended 3/31/06:	1.45x	1.17x	1.05x	1.10x	1.50x	0.95x
Three months ended 3/31/06:	1.40x	1.11x	0.93x	1.47x	1.60x	0.96x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.	Limited guarantee provided by InterContinental.

(1)     Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)     The single $36,872 deposit secures InterContinental’s obligations under the Staybridge Suites® portfolio, the InterContinental® / Crowne Plaza® / Holiday Inn® / Staybridge Suites® portfolio and the Crowne Plaza® / Holiday Inn® / Staybridge Suites® portfolio.

(3)     Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(4)     Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(5)     This agreement provides for annual additional return payment to us of $1,173 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve and payment of our minimum return and percentage return.

(6)     Certain of our management agreements and leases provide for payment to us of a percentage of increases in total hotel sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(7)     We define coverage as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.

(8)     For the hotels managed by Marriott, the data presented is for the comparable fiscal periods ended December 30, 2005, and March 24, 2006.

Hotel Brand:	Candlewood Suites ®	InterContinental® / Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites® (1)	AmeriSuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	Total/ Range/ Average (all investments) (1)
Number of Hotels:	76	14	8	24	12	307

Number of Rooms / Suites:	9,220	4,141	2,188	2,929	2,262	44,759

Number of States:	29	7 plus Ontario and Puerto Rico	3	14	7	38 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.

Manager:	Subsidiary of InterContinental.	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.

Investment (000s) (2):	$590,250	$485,000	$166,200	$243,350	$205,226	$3,737,180

Security Deposit (000s):	—	$36,872(3)	$36,872(3)	—	—	$185,304

End of Current Term:	2028	2029	2030	2030	2030	2010-2030 (average 16 years)

Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (5):	$50,000	$42,488	$13,296	$17,000	$10,981	$337,174

Additional Return:	$10,000(6)	$3,458(6)	$1,269(6)	50% of cash flow in excess of minimum return.(7)	50% of cash flow in excess of minimum return.(7)	$15,900

Percentage Return / Rent (8):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—

Return / Rent Coverage (9):
Year ended 12/31/05:	1.33x	1.29x	1.34x	1.03x	0.90x	0.90x — 1.46x
Twelve months ended 3/31/06:	1.33x	1.37x	1.47x	1.06x	0.96x	0.95x — 1.50x
Three months ended 3/31/06:	1.20x	1.48x	1.84x	1.15x	1.43x	0.93x — 1.84x

Other Security Features:	Limited guarantee provided by Inter Continental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Inter Continental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.

(1)     Amounts exclude the Holiday Inn SunSpree Resort® in Montego Bay, Jamaica with 524 rooms, which we expect to purchase from InterContinental later in 2006 for $30,000.

(2)     Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(3)     The single $36,872 deposit secures InterContinental’s obligations under the Staybridge Suites® portfolio, the InterContinental® / Crowne Plaza® / Holiday Inn® / Staybridge Suites® portfolio and the Crowne Plaza® / Holiday Inn® / Staybridge Suites® portfolio.

(4)     Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of hotels.

(5)     Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(6)     These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(7)     These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(8)     Certain of our management agreements and leases provides for payment to us of a percentage of increases in total hotel sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(9)     We define coverage as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us. The return coverage amounts for certain of our management agreements have been revised for all periods presented to include only the minimum returns. The calculation in prior periods included additional return amounts for certain of our management agreements. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of operating agreements.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated:

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2006	2005	Change
ADR
Host (no. 1)	53	7,610	$118.33	$108.13	9.4%
Host (no. 2)	18	2,178	109.39	96.35	13.5%
Marriott	35	5,382	107.39	99.03	8.4%
Barcelo Crestline	19	2,756	124.45	105.69	17.8%
InterContinental (no. 1)(2)	30	3,694	103.48	94.58	9.4%
InterContinental (no. 2)	76	9,220	65.60	59.24	10.7%
InterContinental (no. 3)(3) (4)	14	4,141	133.55	123.40	8.2%
InterContinental (no. 4)(3)	8	2,188	96.43	86.14	11.9%
Hyatt(4)	24	2,929	82.45	74.54	10.6%
Carlson(3) (4)	12	2,262	95.13	82.39	15.5%
Homestead	18	2,399	66.14	57.61	14.8%
Total/Average	307	44,759	$98.33	$88.57	11.0%

OCCUPANCY
Host (no. 1)	53	7,610	66.7%	66.4%	0.3 pt
Host (no. 2)	18	2,178	77.7%	78.2%	-0.5pt
Marriott	35	5,382	71.5%	73.7%	-2.2pt
Barcelo Crestline	19	2,756	73.6%	69.7%	3.9pt
InterContinental (no. 1)(2)	30	3,694	74.0%	74.0%	0.0pt
InterContinental (no. 2)	76	9,220	74.2%	72.4%	1.8pt
InterContinental (no. 3)(3) (4)	14	4,141	75.0%	69.7%	5.3pt
InterContinental (no. 4)(3)	8	2,188	74.0%	67.2%	6.8pt
Hyatt(4)	24	2,929	66.1%	65.2%	0.9pt
Carlson(3) (4)	12	2,262	60.6%	53.2%	7.4pt
Homestead	18	2,399	70.6%	77.5%	-6.9pt
Total/Average	307	44,759	71.4%	70.1%	1.3pt

RevPAR
Host (no. 1)	53	7,610	$78.93	$71.80	9.9%
Host (no. 2)	18	2,178	85.00	75.35	12.8%
Marriott	35	5,382	76.78	72.99	5.2%
Barcelo Crestline	19	2,756	91.60	73.67	24.3%
InterContinental (no. 1)(2)	30	3,694	76.58	69.99	9.4%
InterContinental (no. 2)	76	9,220	48.68	42.89	13.5%
InterContinental (no. 3)(3) (4)	14	4,141	100.16	86.01	16.5%
InterContinental (no. 4)(3)	8	2,188	71.36	57.89	23.3%
Hyatt(4)	24	2,929	54.50	48.60	12.1%
Carlson(3) (4)	12	2,262	57.65	43.83	31.5%
Homestead	18	2,399	46.69	44.65	4.6%
Total/Average	307	44,759	$70.21	$62.09	13.1%

(1)   Includes data for the calendar periods indicated, except for our Marriott® branded hotels which include data for comparable fiscal periods.

(2)   Excludes one hotel which has been closed temporarily due to fire damage sustained in May 2005.

(3)   Includes data for periods prior to our ownership of some hotels.

(4)   Includes data for periods some hotels were not operated by the current manager.

Seasonality

Our hotels have historically experienced seasonal differences typical of the U.S. hotel industry with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ ability to meet their contractual obligations to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2005. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of March 31, 2006, our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
$925,000		$59,251

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $5,925. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2006, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $28,063.

Each of our fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

We have one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and became prepayable at a premium to face value on September 1, 2005.

Our revolving credit facility bears interest at floating rates and matures in June 2009. We can extend the maturity for one year for a fee. At March 31, 2006, we had $282,000 outstanding and $468,000 available for drawing under our revolving credit facility. Repayments under our revolving credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $282,000 at March 31, 2006, was 5.4% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of March 31, 2006:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2006	5.44%	$282,000	$15,341
10% reduction	4.90%	282,000	13,818
10% increase	5.98%	282,000	16,864

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION WITH RESPECT TO OUR OPERATORS’ OR TENANTS’ ABILITIES TO PAY RETURNS OR RENT TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO REFURBISH CERTAIN OF OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR OPERATORS AND TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES GENERALLY AND REITS SPECIFICALLY. FOR EXAMPLE: IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS, TERRORIST ATTACKS OR CHANGES IN OUR OPERATORS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. CERTAIN SPECIFIC FORWARD LOOKING STATEMENTS IN THIS REPORT INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR PURCHASE OF THE HOLIDAY INN SUNSPREE RESORT® IN JAMAICA WAS DELAYED PENDING THIRD PARTY APPROVALS. THE REQUIRED THIRD PARTY APPROVAL IS FROM THE GOVERNMENT OF JAMAICA AND ITS RECEIPT IS NOT ASSURED. THIS APPROVAL REQUIREMENT MAY DELAY THIS PURCHASE FOR AN EXTENDED PERIOD OR PREVENT ITS OCCURRING.

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO FUND APPROXIMATELY $110 MILLION FOR CAPITAL IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES INCLUDING REBRANDING CERTAIN HOTELS MANAGED BY HYATT, CARLSON AND INTERCONTINENTAL. THESE FUNDS ARE IN ADDITION TO THE FF&E RESERVE ESCROW FUNDINGS REQUIRED IN OUR MANAGEMENT AGREEMENTS. THE IMPLICATIONS OF THESE STATEMENTS ARE THAT THESE EXPENDITURES WILL BE ADEQUATE TO REFURBISH OR REBRAND THE AFFECTED HOTELS AND THAT THESE EXPENDITURES WILL IMPROVE THE FINANCIAL RESULTS REALIZED AT THESE HOTELS. IN FACT, IT IS VERY DIFFICULT TO ESTIMATE THE FULL AMOUNTS WHICH MAY BE REQUIRED TO REFURBISH THESE HOTELS. ADDITIONAL AMOUNTS OF FUNDING MAY BE REQUIRED. ALSO, THESE CAPITAL EXPENDITURES MAY NOT PRODUCE IMPROVED FINANCIAL RESULTS.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, UNDER “ITEM 1A. RISK FACTORS.” FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS

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

PART II          Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2006, we issued 33,973 common shares to RMR in payment of an incentive fee of $1,418,373, for services rendered during 2005, based upon a per common share price of $41.75, the closing price of the common shares on the New York Stock Exchange on the day the shares were issued. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

10	Amended and Restated Management Agreement, dated as of April 13, 2006, by and between HPT TRS IHG-1, Inc. and InterContinental Hotels Group Resources, Inc. (Filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith)
31.1	Rule 13a-14(a) Certification. (Filed herewith)
31.2	Rule 13a-14(a) Certification. (Filed herewith)
31.3	Rule 13a-14(a) Certification. (Filed herewith)
31.4	Rule 13a-14(a) Certification. (Filed herewith)
32	Section 1350 Certification. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 4, 2006

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 4, 2006