Form 10-Q
period 2006-06-30
HOSPITALITY PROPERTIES TRUST
filed 2006-08-03
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

HOSPITALITY PROPERTIES TRUST

Maryland	04-3262075
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

617-964-8389

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b—2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒                     Accelerated Filer ☐                     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 2, 2006:  74,258,301

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2006

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I   Financial Information

Item 1.                          Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$584,199	$537,389
Buildings, improvements and equipment	3,392,018	3,089,304
	3,976,217	3,626,693
Accumulated depreciation	(650,790)	(613,007)
	3,325,427	3,013,686
Cash and cash equivalents	16,880	18,568
Restricted cash (FF&E reserve escrow)	30,241	29,063
Other assets, net	50,341	53,290
	$3,422,889	$3,114,607

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$85,000	$35,000
Senior notes, net of discounts	1,195,834	921,606
Mortgage payable	3,733	3,766
Security deposits	185,364	185,304
Accounts payable and other liabilities	129,089	108,595
Due to affiliate	3,175	2,967
Dividends payable	1,914	1,914
Total liabilities	1,604,109	1,259,152

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized 71,958,301 and 71,920,578 issued and outstanding, respectively	720	719
Additional paid-in capital	2,061,454	2,059,883
Cumulative net income	1,281,682	1,211,072
Cumulative preferred distributions	(63,164)	(59,336)
Cumulative common distributions	(1,545,218)	(1,440,189)
Total shareholders’ equity	1,818,780	1,855,455
	$3,422,889	$3,114,607

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Hotel operating revenues	$233,627	$181,059	$435,455	$326,106
Rental income	32,870	31,890	65,346	62,955
FF&E reserve income	5,273	4,838	10,263	9,237
Interest income	428	294	850	530
Total revenues	272,198	218,081	511,914	398,828

Expenses:
Hotel operating expenses	172,625	132,344	316,814	232,769
Interest (including amortization of deferred financing costs of $635, $945, $1,245 and $1,679, respectively)	21,162	17,591	40,150	33,020
Depreciation and amortization	35,848	31,639	70,800	62,462
General and administrative	7,186	6,796	13,540	12,160
Loss on asset impairment	—	7,300	—	7,300
Total expenses	236,821	195,670	441,304	347,711

Net income	35,377	22,411	70,610	51,117
Preferred distributions	(1,914)	(1,914)	(3,828)	(3,828)
Net income available for common shareholders	$33,463	$20,497	$66,782	$47,289

Weighted average common shares outstanding	71,953	68,357	71,937	67,783

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.47	$0.30	$0.93	$0.70

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$70,610	$51,117
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,800	62,462
Amortization of deferred financing costs as interest	1,245	1,679
Non-cash income	(1,506)	(1,476)
FF&E reserve income and deposits	(22,801)	(15,289)
Loss on asset impairment	—	7,300
Changes in assets and liabilities:
Increase in other assets	(4,357)	(3,582)
Increase in accounts payable and other	18,670	5,860
Increase in due to affiliate	1,627	297
Cash provided by operating activities	134,288	108,368

Cash flows from investing activities:
Real estate acquisitions	(320,762)	(428,954)
FF&E reserve fundings	(28,218)	(14,111)
Increase in security deposits	—	10,000
Cash used in investing activities	(348,980)	(433,065)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	199,233
Proceeds from issuance of senior notes, net of discount	273,974	299,442
Draws on revolving credit facility	439,000	243,000
Repayments of revolving credit facility	(389,000)	(315,000)
Distributions to common shareholders	(105,029)	(96,771)
Distributions to preferred shareholders	(3,828)	(3,828)
Deferred finance costs paid	(2,113)	(7,208)
Cash provided by financing activities	213,004	318,868
Decrease in cash and cash equivalents	(1,688)	(5,829)
Cash and cash equivalents at beginning of period	18,568	15,894
Cash and cash equivalents at end of period	$16,880	$10,065

Supplemental cash flow information:
Cash paid for interest	$19,060	$25,623
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$20,111	$13,377
Purchases of fixed assets with FF&E reserve	(50,147)	(22,423)
Non-cash financing activities:
Issuance of common shares	$1,572	$63

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and communication services, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us is generally determined annually. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized at year end when all contingencies are met and the income is earned. Deferred hotel operating income in excess of minimum returns was $10,993 and $13,343 for the three and six months ended June 30, 2006, respectively, compared with $6,302 and $8,151 for the three and six months ended June 30, 2005, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent was $1,528 and $3,176 for the three and six months ended June 30, 2006, respectively, compared with $967 and $1,887 for the three and six months ended June 30, 2005, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. Most of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, we report payments by our third party tenants into the escrow as FF&E reserve income. When we have a security and remainder interest in the escrow account, tenant deposits are not included in revenue.

Note 3.  Shareholders’ Equity

On January 17, 2006 and April 17, 2006 we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarters ended December 31, 2005 and March 31, 2006, respectively. On June 1, 2006, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on June 30, 2006, for the quarter then ended. This amount was paid on July 17, 2006.

On February 16, 2006 and May 11, 2006, we paid a $0.73 per share distribution to our common shareholders for the quarters ended December 31, 2005 and March 31, 2006, respectively. On July 5, 2006, we declared a distribution of $0.74 per share to common shareholders of record on July 14, 2006, for the quarter ended June 30, 2006. We expect to pay this amount on or about August 17, 2006.

On April 10, 2006, we issued 33,973 common shares to our manager, Reit Management & Research LLC, or RMR, in payment of an incentive fee of $1,418 for services rendered during 2005 based upon a per common share price of $41.75, the closing price of our common shares on the New York Stock Exchange on that day.

On May 23, 2006, we issued 3,750 common shares to our trustees as part of their annual compensation based upon a per common share price of $40.74, the closing price of our common shares on the New York Stock Exchange on that day.

Note 4.  Indebtedness

We have a $750,000, interest only, unsecured revolving bank credit facility. Our revolving bank credit facility matures in June 2009 and may be extended at our option to June 2010 upon payment of an extension fee. The interest rate on drawings under the revolving bank credit facility (5.89% per annum at June 30, 2006) is LIBOR plus a spread. As of June 30, 2006, we had $85,000 outstanding on our revolving bank credit facility and $665,000 available to be drawn for acquisitions and general business purposes. We are currently working with the lead agent of our revolving bank credit facility concerning possible amendments to and the extension of our revolving bank credit facility, although there can be no assurance these changes will occur.

On June 15, 2006, we issued $275,000 of 6.3% senior notes due 2016. Net proceeds from this offering of $271,937 after discounts and other expenses were used to reduce borrowings under our revolving bank credit facility.

Note 5.  Real Estate Properties

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use development comprised of the Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. We have agreed to invest $2,300 over the next two years in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore.

On January 25, 2006, we agreed to purchase nine hotels for $196,200 and completed the acquisition of eight of the nine hotels for $166,200 with an effective date of January 20, 2006. We also agreed to fund $17,135 of capital improvements to these hotels during the three years following closing. The eight acquired hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel and two Staybridge Suites® hotels; they have a total of 2,188 rooms/suites and approximately 63,800 square feet of meeting space and are located in three states. On June 30, 2006, our agreement to purchase the ninth hotel, a 524 room Holiday Inn SunSpree Resort® hotel in Montego Bay, Jamaica, for $30,000 expired as a result of not receiving certain Jamaican tax and regulatory approvals. We no longer expect to acquire this hotel.

On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000 and agreed to fund $7,100 of capital improvements to these hotels during the three years following closing. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space.

On April 13, 2006, we purchased a newly developed 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000.

During the six months ended June 30, 2006, we provided funding of $28,218 for improvements to certain of our hotels, which resulted in a $2,855 increase in our annual minimum returns and rents.

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

On January 25, 2006, simultaneous with our purchase of eight hotels described above, we entered a long term combination management agreement with InterContinental. On April 6, 2006, simultaneous with our purchase of the two Crowne Plaza® hotels described above, we amended that combination management agreement with InterContinental. The annual amount payable to us for all ten hotels as a minimum return under the management contract is $18,336 in 2006, and will be $20,306 in 2007, $21,130 in 2008 and approximately $21,541 thereafter, after the full $24,235 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over threshold amounts at these hotels starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The management agreement extends through 2030, and InterContinental has two, all or none, renewal options for 15 years each. The obligation to pay the minimum return under the management agreement is supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. The agreement requires a reserve for capital expenditures starting in 2008.

On April 13, 2006, simultaneous with our purchase of the Staybridge Suites® hotel in Parsippany, New Jersey described above, we added this hotel to our combination management agreement with a subsidiary of InterContinental which includes 30 other Staybridge Suites®. The initial term of this contract was extended to 2031 and the annual minimum return from this expanded combination of hotels increased by $1,700 until April 2007 at which time it will increase by $1,800. We may also receive a percentage of gross revenue increases at this hotel starting in 2009 and the net cash flow after payment of management fees to InterContinental.

Note 7.  Subsequent Event

On July 26, 2006, we sold 2,000,000 of our common shares of beneficial interest at a price of $43.66 per share in a public offering. Net proceeds from this sale of approximately $83,250 after discounts and other expenses were used to repay borrowings outstanding under our revolving bank credit facility and for general business purposes. On July 28, 2006, the underwriters exercised an option to purchase an additional 300,000 common shares of beneficial interest at a price of $43.66 to cover over allotments.

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

Hotel Industry Conditions

During the six months ended June 30, 2006, the U.S. hotel industry has continued to benefit from an expanding economy and limited new hotel supply. For the six months ended June 30, 2006, all of our combinations of hotels reported increases in revenue per available room, or RevPAR, and ten of eleven combinations reported increases in cash flow available to pay minimum returns and rents due to us. All of our management agreements and leases contain security features, such as security deposits or guarantees, which are intended to protect payments of owner’s minimum returns and minimum rents to us. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

Second Quarter Developments

On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space. We added these hotels to the combination management agreement with InterContinental for the eight hotels we acquired in January 2006. Our annual minimum return from this expanded combination of hotels increased by $5,040 in 2006, and will increase by $5,600 in 2007, $5,800 in 2008 and $6,000 thereafter. We may also receive additional non-guaranteed additional returns, a percentage of gross revenue increases at these hotels starting in 2008 and the net cash flows after payment of management fees to InterContinental.

On April 13, 2006, we purchased a newly developed 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000. This hotel was added to our combination management agreement with a subsidiary of InterContinental which includes 30 other Staybridge Suites®.  The initial term of this contract was extended to 2031 and the annual minimum return from this expanded combination of hotels increased by $1,700 until April 2007 at which time it will increase by $1,800. We may also receive a percentage of gross revenue increases at this hotel starting in 2009 and the net cash flow after payment of management fees to InterContinental.

On June 30, 2006, our previously announced agreement to purchase the 524 room Holiday Inn SunSpree Resort® hotel in Montego Bay, Jamaica for approximately $30,000 expired as a result of not receiving certain Jamaican tax and regulatory approvals. We no longer expect to acquire this hotel.

Management Agreements and Leases

At June, 30, 2006, each of our 310 hotels was included in one of eleven combinations of hotels of which 201 are leased to our TRSs and managed by independent hotel operating companies and 109 are leased to third parties. Our consolidated statement of income includes hotel operating revenues and expenses of managed hotels and rental income from our leased hotels. Additional information regarding the terms of our management agreements and leases is included in the table on pages 18 and 19.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2006 versus 2005
	For the three months ended June 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$233,627	$181,059	$52,568	29.0%
Rental income	32,870	31,890	980	3.1%
FF&E reserve income	5,273	4,838	435	9.0%
Interest income	428	294	134	45.6%

Expenses:
Hotel operating expenses	172,625	132,344	40,281	30.4%
Interest expense	21,162	17,591	3,571	20.3%
Depreciation and amortization	35,848	31,639	4,209	13.3%
General and administrative	7,186	6,796	390	5.7%
Loss on asset impairment	—	7,300	(7,300)	—

Net income	35,377	22,411	12,966	57.9%
Net income available for common shareholders	33,463	20,497	12,966	63.3%
Weighted average shares outstanding	71,953	68,357	3,596	5.3%
Net income available for common shareholders per common share	$0.47	$0.30	$0.17	56.7%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels since April 1, 2005, including our May 2005 acquisition of a hotel and our January and April 2006 acquisition of twelve hotels, the initiation of a management agreements for these hotels and the general increase in revenues at most of our managed hotels due to the continued improvement in lodging industry conditions.

Pro forma hotel operating revenues of our 199 managed hotels open during the 2006 and 2005 periods, which include revenues for periods prior to our ownership of some of these hotels, were $232,589 for the three months ended June 30, 2006, an increase of 9.9% from pro forma hotel operating revenues of $211,546 for the three months ended June 30, 2005. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at most of our hotels. Additional information regarding the operating statistics of our hotels is included in the table on page 20.

Pro forma hotel operating expenses of our 199 managed hotels open during the 2006 and 2005 periods, which include expenses for periods prior to our ownership of some of these hotels, were $150,372 for the three months ended June 30, 2006, an increase of 7.1% from pro forma hotel operating expenses of $140,344 for the three months ended June 30, 2005. This increase is primarily a result of higher hotel occupancies and increases in the cost of labor and utilities.

In the second quarters of 2006 and 2005, all our managed hotel combinations had net operating results that were more than the minimum returns due to us.

The increase in rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico in February 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2006 and 2005.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, which are used to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in the second quarter of 2006 versus the same period in 2005 for our leased hotels. The amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants are not reported as FF&E reserve income in our consolidated statement of income.

The increase in interest income is due to higher average balances and interest rates during the three months ended June 30, 2006 versus the same period in 2005.

The increase in interest expense is a result of higher average debt balances due to our 2006 and 2005 hotel acquisitions and a higher weighted average interest rate during the three months ended June 30, 2006, versus the same period in 2005.

The increase in depreciation and amortization is due principally to the depreciation of hotels acquired in May 2005, January 2006 and April 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of one hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

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

Six Months Ended June 30, 2006 versus 2005
	For the six months ended June 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$435,455	$326,106	$109,349	33.5%
Rental income	65,346	62,955	2,391	3.8%
FF&E reserve income	10,263	9,237	1,026	11.1%
Interest income	850	530	320	60.4%

Expenses:
Hotel operating expenses	316,814	232,769	84,045	36.1%
Interest expense	40,150	33,020	7,130	21.6%
Depreciation and amortization	70,800	62,462	8,338	13.3%
General and administrative	13,540	12,160	1,380	11.3%
Loss on asset impairment	—	7,300	(7,300)	—

Net income	70,610	51,117	19,493	38.1%
Net income available for common shareholders	66,782	47,289	19,493	41.2%
Weighted average shares outstanding	71,937	67,783	4,154	6.1%
Net income available for common shareholders per common share	$0.93	$0.70	$0.23	32.9%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels since January 1, 2005, including our February and May 2005 acquisitions of 12 hotels and our January and April 2006 acquisition of twelve hotels, the initiation of a management agreements for these hotels and the general increase in revenues at most of our managed hotels due to the continued improvement in lodging industry conditions.

Pro forma hotel operating revenues of our 199 managed hotels open during the 2006 and 2005 periods, which include revenues for periods prior to our ownership of some of these hotels, were $444,478 for the six months ended June 30, 2006, an increase of 11.5% from pro forma hotel operating revenues of $398,590 for the six months ended June 30, 2005. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved occupancy and average daily room rate at most of our hotels. Additional information regarding the operating statistics of our hotels is included in the table on page 20.

Pro forma hotel operating expenses of our 199 managed hotels open during the 2006 and 2005 periods, which include expenses for periods prior to our ownership of some of these hotels, were $294,682 for the six months ended June 30, 2006, an increase of 7.6% from pro forma hotel operating expenses of $273,782 for the six months ended June 30, 2005. This increase is primarily a result of higher hotel occupancies and increases in the cost of labor and utilities.

Certain of our managed hotels had net operating results that were $267 less than the minimum returns due to us in the six months ended June 30, 2005. This amount is reflected in our consolidated statement of income as a net reduction to hotel operating expenses in the 2005 period because the minimum returns were funded by our managers. All our managed hotel combinations had net operating results that were more than the minimum returns due to us during the six months ended June 30, 2006.

The increase in rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico in February 2005, and increased rental income resulting from our funding of improvements at certain of our leased hotels in 2006 and 2005.

The increase in FF&E reserve income is primarily due to increased levels of hotel sales in the 2006 period versus the same period in 2005 for our leased hotels.

The increase in interest income is due to higher average balances and interest rates during the six months ended June 30, 2006 versus the same period in 2005.

The increase in interest expense is a result of higher average debt balances during the six months ended June 30, 2006, versus the same period in 2005, due to our 2006 and 2005 hotel acquisitions.

The increase in depreciation and amortization is due principally to the depreciation of hotels acquired in February 2005, May 2005, January 2006 and April 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of one hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

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

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2006, all 310 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 18 and 19. Assuming our operating agreements as of June 30, 2006, had been in place during the twelve months ended June 30, 2006, nine hotel combinations, representing 267 hotels, generated coverage using historical operating results of at least 1.0x. The remaining two combinations, representing 43 hotels, generated coverages using historical operating results of 0.98x and 0.99x.

One hundred eighty-five (185) hotels, 61% of our total investments at cost, in seven combinations are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our hotels after our future minimum returns and minimum rents are paid.

As of June 30, 2006, all payments due to us, including those payments due under management agreements or leases whose hotels have generated less than 1.0x coverage during the last twelve months, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows will decline.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements at our hotels. During the six months ended June 30, 2006, $22,165 was contributed to these accounts by our managers and tenants. Our operating agreements generally provide that, if necessary, we will provide our managers and tenants FF&E funding in excess of escrowed reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increases by a percentage of the amount we fund. During the six months ended June 30, 2006, we made $28,218 of additional FF&E reserve fundings. As of June 30, 2006, there was approximately $30,244 on deposit in these escrow accounts, of which $30,241 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $3 is held in an account owned by one of our tenants and is not reflected on our balance sheet, but we have security and remainder interests in the account owned by this tenant. During the six months ended June 30, 2006, $56,518 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

During the six months ended June 30, 2006, we funded $14,663 for improvements to our Marriott branded hotel portfolios using cash on hand and borrowings under our revolving bank credit facility. We expect to fund approximately $26,000 for improvements to four of our Marriott hotel portfolios throughout the remainder of 2006 with funds from our existing cash balances or borrowings under our revolving bank credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the new Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us will increase as these funds are advanced. As of June 30, 2006, $4,845 has been funded, and we expect to fund an additional approximately $35,000 throughout the remainder of 2006 and $30,000 in 2007 with funds from our existing cash balances or borrowings under our revolving bank credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of June 30, 2006, $35,219 has been funded. We funded $13,555 of this amount during the six months ended June 30, 2006, and we expect to fund additional improvements totaling approximately $2,000 through September 2006 using funds from our existing cash balances or borrowings under our revolving bank credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental we agreed to pay $25,000 during the three years following closing to purchase improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay $10,000 in December 2006 and $5,000 in December 2007 using funds from our existing cash balances or borrowings under our revolving bank credit facility.

On January 6, 2006, we acquired the Harbor Court Complex in Baltimore, Maryland for $78,000 using cash on hand and borrowings under our revolving bank credit facility. Pursuant to the agreement we entered with InterContinental for the management of the Harbor Court Hotel, we agreed to fund $2,300 for rebranding and other improvements during the two years following closing. We made no fundings during the six months ended June 30, 2006.

On January 25, 2006, we acquired eight hotels for $166,200 using borrowings under our revolving bank credit facility. Pursuant to the agreement we entered with InterContinental for the management of the hotels, we agreed to fund $17,135 for capital improvements during the three years following closing. We made no fundings during the six months ended June 30, 2006.

On April 6, 2006, we acquired two Crowne Plaza® hotels for $63,000 using borrowings under our revolving bank credit facility. We agreed to fund $7,100 for capital improvements during the three years following closing. We made no fundings during the six months ended June 30, 2006.

On April 13, 2006, we acquired a Staybridge Suites® for $21,000 using borrowings under our revolving bank credit facility.

On January 17, 2006 and April 17, 2006 we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarters ended December 31, 2005 and March 31, 2006, respectively. On June 1, 2006, we declared a distribution of $0.5546875 per Series B preferred share with respect to the second quarter of 2006 and paid it to shareholders on July 17, 2006. These distributions were funded using cash on hand and borrowings under our revolving bank credit facility.

On February 16, 2006 and May 11, 2006, we paid a $0.73 per share distribution to our common shareholders for the quarters ended December 31, 2005 and March 31, 2006, respectively. These distributions were funded using cash on hand and borrowings under our revolving bank credit facility. On July 5, 2006, we declared a distribution of $0.74 per common share with respect to the second quarter of 2006. We expect to pay this amount on or about August 17, 2006, using cash on hand and borrowings under our revolving bank credit facility.

On June 15, 2006, we issued $275,000 of 6.3% senior notes due 2016. Net proceeds from this offering of $271,937 after discounts and other expenses were used to reduce borrowings under our revolving bank credit facility.

On July 26, 2006, we sold 2,000,000 of our common shares of beneficial interest at a price of $43.66 per share in a public offering. Net proceeds from this sale of approximately $83,250 after discounts and other expenses were used to repay borrowings outstanding under our revolving bank credit facility and for general business purposes. On July 28, 2006, the underwriters exercised an option to purchase an additional 300,000 common shares of beneficial interest at a price of $43.66 to cover over allotments.

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving bank credit facility with a group of commercial banks. Our revolving bank credit facility matures in June 2009 and may be extended at our option to June 2010 upon our payment of an extension fee. Borrowings under the revolving bank credit facility can be up to $750,000 and the revolving bank credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving bank credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the revolving bank credit facility (5.89% per annum at June 30, 2006) is payable at a spread above LIBOR. As of June 30, 2006, we had $85,000 outstanding under our revolving bank credit facility. We are currently working with the lead agent of our revolving bank credit facility concerning the possible amendments to and the extension of our revolving bank credit facility, although there can be no assurance these changes will occur.

At August 2, 2006 we had approximately $34,000 of cash and cash equivalents and $750,000 available from our revolving bank credit facility. We expect to use existing cash balances, borrowings under our revolving bank credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and to meet our capital improvement funding obligations.

Our term debt maturities (other than our revolving bank credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012, $300,000 in 2013, $300,000 in 2015 and $275,000 in 2016. As of June 30, 2006, we had one mortgage note with a principal balance of $3,733 that we assumed in connection with our acquisition of a hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

When amounts are outstanding on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. As of June 30, 2006, we had $1,303,439 available on our shelf registration and after giving effect to the July sale of common shares and the underwriters over allotment option exercise, we had $1,203,021 available on our shelf registration. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities, with which to finance future acquisitions and to pay our debt and other obligations.

As of June 30, 2006, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,288,733	$33	$150,148	$135,176	$1,003,376
Ground Lease Obligations (1)	73,435	1,077	4,362	4,034	63,962
Capital Improvements (2)	134,778	84,091	50,687	—	—
Total	$1,496,946	$85,201	$205,197	$139,210	$1,067,338

(1)            Fifteen of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might decide to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel

(2)            Represents amounts we currently expect to fund in addition to recurring FF&E reserve funding from hotel operations.

As of June 30, 2006, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of June 30, 2006, our secured debt obligations were limited to one mortgage note of $3,733 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at June 30, 2006, consist of our revolving bank credit facility, our $1,200,000 of publicly issued term debt and our $3,733 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our revolving bank credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. As of June 30, 2006, we were in compliance with all of our covenants under our indenture and its supplements and our revolving bank credit facility agreement.

Neither our indenture and its supplements nor our revolving bank credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving bank credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our revolving bank credit facility.

Management Agreements, Leases and Operating Statistics

As of June 30, 2006, we owned 310 hotels which are grouped into eleven combinations and managed by, or leased to, separate affiliates of hotel operating companies including InterContinental, Marriott International, Inc., or Marriott, Host Hotels & Resorts, Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements as of June 30, 2006 and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, RevPAR, and coverage of our owner’s minimum returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages to be important measures of our managers’ and tenants’ success in operating our hotels and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Hotel Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Homestead Studio Suites®	Staybridge Suites®
Number of Hotels:	53	18	35	19	18	31

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	2,399	3,844

Number of States:	24	14	15	14	5	16

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.	Subsidiary of InterContinental.

Investment (000s) (1):	$566,529	$187, 667	$470,670	$274,222	$145,000	$436,708

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960	$36,872 (2)

End of Current Term:	2012	2010	2019	2015	2015	2031

Renewal Options (3):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.	2 for 12.5 years each.

Annual Minimum Return / Minimum Rent (000s) (4):	$56,540	$18,748	$48,853	$28,508	$15,960	$37,777

Additional Return:	—	—	$1,173 (5)	—	—	—

Percentage Return / Rent (6):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	10.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06/07 revenues.

Return / Rent Coverage (7)(8):
Year ended 12/31/05:	1.41x	1.13x	1.03x	0.99x	1.46x	0.91x
Twelve months ended 6/30/06:	1.49x	1.21x	1.07x	1.17x	1.53x	0.99x
Three months ended 6/30/06:	1.71x	1.43x	1.27x	1.35x	1.69x	1.17x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.	Limited guarantee provided by InterContinental.

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

(8)            For the hotels managed by Marriott, the data presented is for the comparable fiscal periods ended December 30, 2005, and June 16, 2006.

Hotel Brand:	Candlewood Suites ®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites® (1)	AmeriSuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	Total/ Range/ Average (all investments)
Number of Hotels:	76	14	10	24	12	310

Number of Rooms / Suites:	9,220	4,139	2,937	2,929	2,262	45,656

Number of States:	29	7 plus Ontario and Puerto Rico	5	14	7	38 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.

Manager:	Subsidiary of InterContinental.	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.

Investment (000s) (1):	$590,250	$485,000	$229,200	$243,350	$209,414	$3,838,010

Security Deposit (000s):	—	$36,872 (2)	$36,872 (2)	—	—	$185,304

End of Current Term:	2028	2029	2030	2030	2030	2010-2031 (average 16 years)

Renewal Options (3):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (4):	$50,000	$42,488	$18,336	$17,000	$11,400	$345,610

Additional Return:	$10,000 (5)	$3,458 (5)	$1,750 (5)	50% of cash flow in excess of minimum return. (6)	50% of cash flow in excess of minimum return. (6)	$16,381

Percentage Return / Rent (7):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2006 revenues.	—	—

Return / Rent Coverage (8):
Year ended 12/31/05:	1.33x	1.29x	1.29x	1.03x	0.90x	0.90x — 1.46x
Twelve months ended 6/30/06:	1.35x	1.44x	1.46x	1.04x	0.98x	0.98x —1.53x
Three months ended 6/30/06:	1.52x	1.72x	1.71x	1.07x	1.29x	1.07x —1.72x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.

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

(5)            These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(6)            These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(7)            Certain of our management agreements and leases provides for payment to us of a percentage of increases in total hotel sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(8)            We define coverage as total hotel sales minus all expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us. The return coverage amounts for certain of our management agreements have been revised for all periods presented to include only the minimum returns. The calculation in prior periods included additional return amounts for certain of our management agreements. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain hotels and prior to commencement of operating agreements.

HOSPITALITY PROPERTIES TRUST

The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated:

	No. of	No. of Rooms	Second Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2006	2005	Change	2006	2005	Change
ADR
Host (no. 1)	53	7,610	$117.64	$107.79	9.1%	$117.97	$107.95	9.3%
Host (no. 2)	18	2,178	110.27	102.39	7.7%	109.85	99.46	10.4%
Marriott	35	5,382	109.84	103.02	6.6%	108.69	101.10	7.5%
Barcelo Crestline	19	2,756	115.75	99.94	15.8%	120.00	102.66	16.9%
InterContinental (no. 1)(2)	29	3,554	105.12	96.25	9.2%	104.34	95.54	9.2%
InterContinental (no. 2)	76	9,220	66.25	61.13	8.4%	65.94	60.22	9.5%
InterContinental (no. 3)(3) (4)	14	4,139	139.07	123.28	12.8%	136.40	123.34	10.6%
InterContinental (no. 4)(3)	10	2,937	102.84	90.18	14.0%	101.59	88.60	14.7%
Hyatt(4)	24	2,929	82.81	76.82	7.8%	82.63	75.71	9.1%
Carlson(3) (4)	12	2,262	91.15	78.59	16.0%	93.09	80.46	15.7%
Homestead	18	2,399	63.72	56.57	12.6%	64.88	57.08	13.7%
Total/Average	308	45,366	$99.05	$89.98	10.1%	$98.81	$89.31	10.6%

OCCUPANCY
Host (no. 1)	53	7,610	73.7%	73.7%	0.0 Pts	70.2%	70.1%	0.1 Pts
Host (no. 2)	18	2,178	84.0%	82.9%	1.1 Pts	80.8%	80.5%	0.3 Pts
Marriott	35	5,382	79.8%	79.7%	0.1 Pts	75.7%	76.7%	-1.0 Pts
Barcelo Crestline	19	2,756	77.0%	77.6%	-0.6 Pts	75.3%	73.7%	1.6 Pts
InterContinental (no. 1)(2)	29	3,554	80.1%	81.6%	-1.5 Pts	77.1%	78.2%	-1.1 Pts
InterContinental (no. 2)	76	9,220	79.5%	77.4%	2.1 Pts	76.9%	74.9%	2.0 Pts
InterContinental (no. 3)(3) (4)	14	4,139	78.9%	77.9%	1.0 Pts	77.0%	73.8%	3.2 Pts
InterContinental (no. 4)(3)	10	2,937	73.8%	72.3%	1.5 Pts	73.6%	69.9%	3.7 Pts
Hyatt(4)	24	2,929	65.4%	68.2%	-2.8 Pts	65.7%	69.9%	-1.0 Pts
Carlson(3) (4)	12	2,262	63.2%	54.1%	9.1 Pts	61.9%	53.6%	8.3 Pts
Homestead	18	2,399	75.4%	79.6%	-4.2 Pts	73.0%	78.6%	-5.6 Pts
Total/Average	308	45,366	76.3%	75.7%	0.6 Pts	73.8%	72.9%	0.9 Pts

RevPAR
Host (no. 1)	53	7,610	$86.70	$79.44	9.1%	$82.81	$75.67	9.4%
Host (no. 2)	18	2,178	92.63	84.88	9.1%	88.76	80.07	10.9%
Marriott	35	5,382	87.65	82.11	6.7%	82.28	77.54	6.1%
Barcelo Crestline	19	2,756	89.13	77.55	14.9%	90.36	75.66	19.4%
InterContinental (no. 1)(2)	29	3,554	84.20	78.54	7.2%	80.45	74.71	7.7%
InterContinental (no. 2)	76	9,220	52.67	47.31	11.3%	50.71	45.10	12.4%
InterContinental (no. 3)(3) (4)	14	4,139	109.73	96.04	14.3%	105.03	91.02	15.4%
InterContinental (no. 4)(3)	10	2,937	75.90	65.20	16.4%	74.77	61.93	20.7%
Hyatt(4)	24	2,929	54.16	52.39	3.4%	54.29	50.50	7.5%
Carlson(3) (4)	12	2,262	57.61	42.52	35.5%	57.62	41.13	33.6%
Homestead	18	2,399	48.04	45.03	6.7%	47.36	44.86	5.6%
Total/Average	308	45,366	$75.58	$68.11	11.0%	$72.92	$65.11	12.0%

(1)             Includes data for the calendar periods indicated, except for our Marriott® branded hotels which include data for comparable fiscal periods.

(2)             Excludes operating statistics of one hotel which was closed from May 2005 through May 2006 due to fire damage and a newly developed hotel acquired in April 2006.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2005. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of June 30, 2006 our outstanding publicly traded debt consisted of five issues of fixed rate, senior unsecured notes:

		Annual
	Annual	Interest		Interest
Principal Balance	Interest Rate	Expense	Maturity	Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
$1,200,000		$76,576

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $7,658. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2006, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $30,836.

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

We have one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and is prepayable at a premium to face value.

Our revolving bank credit facility bears interest at floating rates and matures in June 2009. We can extend the maturity for one year for a fee. At June 30, 2006, we had $85,000 outstanding and $665,000 available for drawing under our revolving bank credit facility. Repayments under our revolving bank credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $85,000 at June 30, 2006, was 5.89% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of June 30, 2006:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2006	5.89%	$85,000	$5,007
10% increase	6.48%	85,000	5,507
10% reduction	5.30%	85,000	4,505

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION WITH RESPECT TO OUR OPERATORS’ OR TENANTS’ ABILITIES TO PAY RETURNS OR RENT TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO REFURBISH CERTAIN OF OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR OPERATORS AND TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES GENERALLY AND REITS SPECIFICALLY. FOR EXAMPLE: IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS, TERRORIST ATTACKS OR CHANGES IN OUR OPERATORS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. CERTAIN SPECIFIC FORWARD LOOKING STATEMENTS IN THIS REPORT INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE ARE DISCUSSING AMENDMENTS TO AND THE EXTENSION OF OUR REVOLVING BANK CREDIT FACILITY.  THERE IS NO ASSURANCE THAT THESE CHANGES WILL OCCUR.

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO FUND APPROXIMATELY $135 MILLION FOR CAPITAL IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES. THESE FUNDS ARE IN ADDITION TO THE FF&E RESERVE ESCROW FUNDINGS REQUIRED BY OUR MANAGEMENT AGREEMENTS AND LEASES. THE IMPLICATIONS OF THESE STATEMENTS ARE THAT THESE EXPENDITURES WILL BE ADEQUATE TO REFURBISH OR REBRAND THE AFFECTED HOTELS AND THAT THESE EXPENDITURES WILL IMPROVE THE FINANCIAL RESULTS REALIZED AT THESE HOTELS.  IN FACT, IT IS VERY DIFFICULT TO ESTIMATE THE FULL AMOUNTS WHICH MAY BE REQUIRED TO REFURBISH THESE HOTELS.  ADDITIONAL AMOUNTS OF FUNDING MAY BE REQUIRED. ALSO, THESE CAPITAL EXPENDITURES MAY NOT PRODUCE IMPROVED FINANCIAL RESULTS.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, UNDER “ITEM 1A. RISK FACTORS.” FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE MAY NOT REVISE THESE FORWARD LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE DEPARTMENT OF ASSESSMENTS AND TAXATION OF THE STATE OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION, AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II   Other Information

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2006, we issued 33,973 common shares to RMR in payment of an incentive fee of $1,418,373, for services rendered during 2005 based upon a per common share price of $41.75, the closing price of the common shares on the New York Stock Exchange on the day the shares were issued. On May 23, 2006, we issued 3,750 common shares to our trustees as part of their annual compensation based upon a per common share price of $40.74, the closing price of our common shares on the New York Stock Exchange on that day. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.                          Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders, held on May 23, 2006, our shareholders re-elected Frank J. Bailey (66,217,954.701 shares voted for and 1,862,895.311 shares withheld) and Gerard M. Martin (47,863,403.799 shares voted for and 20,217,446.213 shares withheld) as trustees. The terms of office of Messrs. Bailey and Martin will extend until our annual meeting of shareholders in 2009. Messrs. John L. Harrington, Barry M. Portnoy and Arthur G. Koumantzelis continue to serve as trustees with terms of office expiring in 2008, 2008 and 2007, respectively.

Also at the annual meeting of shareholders, our shareholders approved the following amendments to our Amended and Restated Declaration of Trust:

•                     To permit us to issue shares without certificates (approved by a vote of 66,266,162.576 shares voting for, 1,410,840.027 shares voting against and 403,847.409 shares abstaining);

•                     To remove our obligation to deliver certain reports to our shareholders (approved by a vote of 64,042,269.162 shares voting for, 3,555,158.399 shares voting against and 483,422.451 shares abstaining); and

•                     To permit affiliates of HRPT Properties Trust to serve as independent trustees of ours (approved by a vote of 61,688,709.167 shares voting for, 5,854,387.182 shares voting against and 537,753.663 shares abstaining).

Item 6.                          Exhibits

3.1	Composite copy of Amended and Restated Declaration of Trust, dated August 21, 1995, as amended to date. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated May 24, 2006)
4.1	Supplemental Indenture No. 9, dated as of June 15, 2006, by and among Hospitality Properties Trust and U.S. Bank National Association. (Filed herewith)
4.2	Form of 6.30% Senior Note due 2016 (included in Exhibit 4.1)
10.1	Summary of Trustee Compensation. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 24, 2006)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith)
31.1	Rule 13a-14(a) Certification. (Filed herewith)
31.2	Rule 13a-14(a) Certification. (Filed herewith)
31.3	Rule 13a-14(a) Certification. (Filed herewith)
31.4	Rule 13a-14(a) Certification. (Filed herewith)
32	Section 1350 Certification. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 2, 2006

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 2, 2006