Form 10-Q
period 2006-09-30
HOSPITALITY PROPERTIES TRUST
filed 2006-11-03
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 1, 2006: 74,281,951

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2006

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I     Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$584,199	$537,389
Buildings, improvements and equipment	3,423,392	3,089,304
	4,007,591	3,626,693
Accumulated depreciation	(678,303)	(613,007)
	3,329,288	3,013,686
Cash and cash equivalents	17,040	18,568
Restricted cash (FF&E reserve escrow)	29,797	29,063
Other assets, net	46,567	53,290
	$3,422,692	$3,114,607

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$13,000	$35,000
Senior notes, net of discounts	1,195,982	921,606
Mortgage payable	3,717	3,766
Security deposits	185,366	185,304
Accounts payable and other liabilities	117,256	108,595
Due to affiliate	8,346	2,967
Dividends payable	1,914	1,914
Total liabilities	1,525,581	1,259,152

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized 74,281,951 and 71,920,578 issued and outstanding, respectively	743	719
Additional paid-in capital	2,158,362	2,059,883
Cumulative net income	1,318,245	1,211,072
Cumulative preferred distributions	(65,078)	(59,336)
Cumulative common distributions	(1,598,467)	(1,440,189)
Total shareholders’ equity	1,897,111	1,855,455
	$3,422,692	$3,114,607

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Hotel operating revenues	$230,412	$184,379	$665,867	$510,485
Rental income	32,924	31,919	98,270	94,874
FF&E reserve income	5,242	4,963	15,505	14,200
Interest income	537	426	1,387	956
Total revenues	269,115	221,687	781,029	620,515

Expenses:
Hotel operating expenses	168,906	134,888	485,720	367,657
Interest (including amortization of deferred financing costs of $675, $606, $1,920 and $2,285, respectively)	20,801	16,056	60,951	49,076
Depreciation and amortization	36,435	34,462	107,235	96,924
General and administrative	6,410	5,696	19,950	17,856
Loss on asset impairment	—	—	—	7,300
Total expenses	232,552	191,102	673,856	538,813

Net income	36,563	30,585	107,173	81,702
Preferred distributions	(1,914)	(1,914)	(5,742)	(5,742)
Net income available for common shareholders	$34,649	$28,671	$101,431	$75,960

Weighted average common shares outstanding	73,613	71,908	72,502	69,173

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.47	$0.40	$1.40	$1.10

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$107,173	$81,702
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	107,235	96,924
Amortization of deferred financing costs as interest	1,920	2,285
Non-cash income	(2,322)	(2,214)
FF&E reserve income and deposits	(35,027)	(23,754)
Loss on asset impairment	—	7,300
Changes in assets and liabilities:
Increase in other assets	(2,736)	(3,047)
Increase in accounts payable and other	10,529	4,067
Increase in due to affiliate	6,798	4,870
Cash provided by operating activities	193,570	168,133

Cash flows from investing activities:
Real estate acquisitions	(320,769)	(429,189)
FF&E reserve fundings	(54,856)	(21,956)
Increase in security deposits	2	10,000
Proceeds from sale of real estate	—	3,227
Cash used in investing activities	(375,623)	(437,918)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	95,823	199,233
Proceeds from issuance of senior notes, net of discount	273,974	299,442
Draws on revolving credit facility	464,000	268,000
Repayments of revolving credit facility	(486,000)	(332,000)
Distributions to common shareholders	(158,278)	(148,543)
Distributions to preferred shareholders	(5,742)	(5,742)
Deferred finance costs paid	(3,252)	(7,335)
Cash provided by financing activities	180,525	273,055
(Decrease) increase in cash and cash equivalents	(1,528)	3,270
Cash and cash equivalents at beginning of period	18,568	15,894
Cash and cash equivalents at end of period	$17,040	$19,164

Supplemental cash flow information:
Cash paid for interest	$68,826	$55,873
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$33,590	$23,091
Purchases of fixed assets with FF&E reserve	(87,624)	(43,164)
Non-cash financing activities:
Issuance of common shares	$2,680	$761

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room sales and sales of food, beverages and communication services, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us is generally determined annually. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized at year end when all contingencies are met and the income is earned. Deferred hotel operating income in excess of minimum returns was $3,975 and $17,318 for the three and nine months ended September 30, 2006, respectively, compared with $4,928 and $13,079 for the three and nine months ended September 30, 2005, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent was $1,431 and $4,607 for the three and nine months ended September 30, 2006, respectively, compared with $1,121 and $3,008 for the three and nine months ended September 30, 2005, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. Most of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, we report deposits by our third party tenants into the escrow account as FF&E reserve income. When we have a security and remainder interest in the escrow account, we do not report such tenant deposits as FF&E reserve income.

Note 3.  Shareholders’ Equity

On January 17, 2006, April 17, 2006 and July 17, 2006 we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006, respectively. On September 1, 2006, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on September 30, 2006, for the quarter then ended. This amount was paid on October 16, 2006.

On February 16, 2006 and May 11, 2006, we paid a $0.73, per share distribution to our common shareholders for the quarters ended December 31, 2005 and March 31, 2006, respectively, and on August 17, 2006, we paid a $0.74 per share distribution to our common shareholders for the quarter ended June 30, 2006. On October 6, 2006, we declared a distribution of $0.74 per share to common shareholders of record on October 16, 2006, for the quarter ended September 30, 2006. We expect to pay this amount on or about November 16, 2006.

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

On September 20, 2006, we issued 23,650 common shares pursuant to our Incentive Share Award Plan based upon a per common share price of $46.86, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain key employees of RMR.

On July 26, 2006, we sold 2,000,000 of our common shares of beneficial interest at a price of $43.66 per share in a public offering. On July 28, 2006, we sold an additional 300,000 common shares of beneficial interest at a price of $43.66 pursuant to an over allotment option granted to the underwriters. Net proceeds from these sales of approximately $95,823 after discounts and other expenses were used to repay borrowings outstanding under our revolving bank credit facility and for general business purposes.

Note 4.  Indebtedness

We have a $750,000, interest only, unsecured revolving bank credit facility. On August 22, 2006, we amended and extended the maturity of our unsecured revolving bank credit facility.  As a result of the amendment, the maturity date was extended to October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee.  The annual interest rate payable for amounts drawn under the facility was reduced to LIBOR plus 55 basis points (5.88% per annum at September 30, 2006). Certain financial and other covenants in the facility were amended to reflect current market conditions. As of September 30, 2006, we had $13,000 outstanding on our revolving bank credit facility and $737,000 available to be drawn for acquisitions and general business purposes.

On June 15, 2006, we issued $275,000 of 6.3% senior notes due 2016. Net proceeds from this offering of $271,935 after discounts and other expenses were used to reduce borrowings under our revolving bank credit facility.

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

On January 25, 2006, we purchased eight hotels for $166,200 with an effective date of January 20, 2006. We also agreed to fund $17,135 of capital improvements to these hotels during the three years following closing. The eight acquired hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel and two Staybridge Suites® hotels; they have a total of 2,188 rooms/suites and approximately 63,800 square feet of meeting space and are located in three states.

On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000 and agreed to fund $7,093 of capital improvements to these hotels during the three years following closing. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space.

On April 13, 2006, we purchased a newly developed 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000.

During the nine months ended September 30, 2006, we provided funding of $54,856 for improvements to certain of our hotels, which resulted in a $5,220 increase in our annual minimum returns and rents.

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

On January 25, 2006, simultaneous with our purchase of eight hotels described above, we entered a long term combination management agreement with InterContinental. On April 6, 2006, simultaneous with our purchase of the two Crowne Plaza® hotels described above, we amended that combination management agreement with InterContinental. The annual amount payable to us for all ten hotels as a minimum return under the management contract is $18,336 in 2006, and will be $20,306 in 2007, $21,130 in 2008 and approximately $21,541 thereafter, after the full $24,228 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over threshold amounts at these hotels starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The management agreement extends through 2030, and InterContinental has two, all or none, renewal options for 15 years each. The obligation to pay the minimum return under the management agreement is supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. The agreement requires a reserve for capital expenditures starting in 2008.

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

Note 7.  Acquisition of TravelCenters of America, Inc.

On September 15, 2006, we agreed to purchase TravelCenters of America, Inc., or TA, from a group of private equity investors for total consideration of approximately $1,900,000. TA owns and operates a cross country network of 162 hospitality and fuel service areas along the U.S. Interstate Highway System. When this transaction is closed, we intend to spin out the operating assets of TA, including the franchise agreements, to our shareholders in a distribution to create a separately traded public company, or New TA. Substantially all of TA’s real estate assets will be retained by us and leased to New TA under a long term agreement.

The TA network includes 161 locations in 40 states and one site in Ontario, Canada. Included in the 162 TA locations are 13 sites which are owned and operated by TA franchisees. The typical TA site includes over 20 acres of land with parking for approximately 170 tractor trailers and 100 cars; an approximately 150 seat, full service restaurant and one to three quick service restaurants operated under various well recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; a convenience store, game room, lounge and other amenities for truckers and motorists; and, at 21 sites, a hotel generally operated under a well recognized brand.

The record date for the spin out distribution, the material terms of the proposed lease from us to New TA, pro forma financial information for us and New TA and other information with respect to New TA are expected to be included in Securities and Exchange Commission, or SEC, filings to be made in connection with the spin out distribution. These filings are currently anticipated to occur before year end 2006.

Completion of the TA acquisition is subject to various conditions, including receiving certain regulatory approvals and third party consents. There is no financing contingency. Subject to satisfaction of these conditions, we expect the closing of the TA acquisition to occur in early 2007. We cannot provide assurance that all of these conditions will be satisfied. Among other things, regulatory approvals and third party consents may be delayed or denied. We have arranged a commitment for interim financing for the TA acquisition from affiliates of Merrill Lynch & Co. We anticipate long term financing for this transaction through the issuance of both debt and equity securities. The interim financing is subject to definitive documentation and other customary conditions, and there can be no assurance that all such conditions will be satisfied or that alternate interim financing or long term financing will be available or, if available, will be on terms favorable to us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands, except per share amounts)

The following information should be read in conjunction with financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2005.

Hotel Industry Conditions

During the nine months ended September 30, 2006, the U.S. hotel industry has continued to enjoy an expanding economy and limited new hotel supply. For the nine months ended September 30, 2006, all of our combinations of hotels reported increases in revenue per available room, or RevPAR, and ten of eleven combinations reported increases in cash flow available to pay minimum returns and rents due to us. All of our management agreements and leases contain security features, such as security deposits or guarantees, which are intended to protect payments of our minimum returns and minimum rents. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay dividends may be jeopardized.

2006 Developments

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use property comprised of the five star, five diamond Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. Simultaneously with this purchase, we entered an agreement with InterContinental to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. We added this hotel to the combination management agreement for 13 hotels we acquired from InterContinental in 2005. As a result, our annual minimum return from this expanded combination of hotels was increased by $4,800 in 2006, $5,200 in 2007 and $5,300 per year thereafter. We have agreed to invest up to $2,300 over the next two years in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore. In addition to the returns generated by the hotel component of the complex, we receive the net cash flow from the office and parking parts of the property; and we have entered into a management agreement with RMR to operate the office building and an agreement with an unaffiliated third party to manage the parking garage.

On January 25, 2006, we purchased eight hotels for $166,200 with an effective date of January 20, 2006. We also agreed to fund $17,135 of capital improvements to these hotels during the three years following closing. The eight acquired hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel and two Staybridge Suites® hotels; they have a total of 2,188 rooms/suites and approximately 63,800 square feet of meeting space and are located in three states. Simultaneous with our purchase of these hotels, we entered a long term combination management agreement with subsidiaries of InterContinental. On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000 and agreed to fund $7,093 of capital improvements to these hotels during the three years following closing. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space. We added these hotels to the combination management agreement with InterContinental for the eight hotels we acquired in January 2006. The annual amount payable to us for all ten hotels as a minimum return under the management contract will be $18,336 in 2006, $20,306 in 2007, $21,130 in 2008 and approximately $21,541 thereafter, after the full $24,228 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over threshold amounts starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The management agreement extends through 2030, and InterContinental has two, all or none, renewal options for 15 years each. The obligation to pay the minimum return under the management agreement is supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. The agreement requires a reserve for capital expenditures starting in 2008.

On April 13, 2006, we purchased a newly developed 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000. This hotel was added to our combination management agreement with a subsidiary of InterContinental which includes 30 other Staybridge Suites® hotels.  The initial term of this contract was extended to 2031 and the annual minimum return from this expanded combination of hotels increased by $1,700 until April 2007 at which time it will increase by $1,800. We may also receive a percentage of gross revenue increases at this hotel starting in 2009 and the net cash flow after payment of management fees to InterContinental.

On September 15, 2006, we agreed to purchase TA from a group of private equity investors for total consideration of approximately $1,900,000. TA owns and operates a cross country network of 162 hospitality and fuel service areas along the U.S. Interstate Highway System. When this transaction is closed, we intend to spin out the operating assets of TA, including the franchise agreements, to our shareholders in a distribution to create a separately traded public company, New TA. Substantially all of TA’s real estate assets will be retained by us and leased to New TA under a long term agreement.

The TA network includes 161 locations in 40 states and one site in Ontario, Canada. Included in the 162 TA locations are 13 sites which are owned and operated by TA franchisees. The typical TA site includes over 20 acres of land with parking for approximately 170 tractor trailers and 100 cars; an approximately 150 seat, full service restaurant and one to three quick service restaurants operated under various well recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; a convenience store, game room, lounge and other amenities for truckers and motorists; and, at 21 sites, a hotel generally operated under a well recognized brand.

The record date for the spin out distribution, the material terms of the proposed lease from us to New TA, pro forma financial information for us and New TA and other information with respect to New TA are expected to be included in SEC filings to be made in connection with the spin out distribution. These filings are currently anticipated to occur before year end 2006.

Completion of the TA acquisition is subject to various conditions, including receiving certain regulatory approvals and third party consents. There is no financing contingency. Subject to satisfaction of these conditions, we expect the closing of the TA acquisition to occur in early 2007. We cannot provide assurance that all of these conditions will be satisfied. Among other things, regulatory approvals and third party consents may be delayed or denied. We have arranged a commitment for interim financing for the TA acquisition from affiliates of Merrill Lynch & Co. We anticipate long term financing for this transaction through the issuance of both debt and equity securities. The interim financing is subject to definitive documentation and other customary conditions, and there can be no assurance that all such conditions will be satisfied or that alternate interim financing or long term financing will be available or, if available, will be on terms favorable to us.

Management Agreements and Leases

At September, 30, 2006, each of our 310 hotels was included in one of eleven combinations of hotels of which 201 are leased to our TRSs and managed by independent hotel operating companies and 109 are leased to third parties. Our consolidated statement of income includes hotel operating revenues and expenses of managed hotels and rental income from our leased hotels. Additional information regarding the terms of our management agreements and leases is included in the table on pages 20 and 21.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2006 versus 2005
	For the three months ended September 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$230,412	$184,379	$46,033	25.0%
Rental income	32,924	31,919	1,005	3.1%
FF&E reserve income	5,242	4,963	279	5.6%
Interest income	537	426	111	26.1%

Expenses:
Hotel operating expenses	168,906	134,888	34,018	25.2%
Interest expense	20,801	16,056	4,745	29.6%
Depreciation and amortization	36,435	34,462	1,973	5.7%
General and administrative	6,410	5,696	714	12.5%

Net income	36,563	30,585	5,978	19.5%
Net income available for common shareholders	34,649	28,671	5,978	20.9%
Weighted average shares outstanding	73,613	71,908	1,705	2.4%
Net income available for common shareholders per common share	$0.47	$0.40	$0.07	17.5%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels since July 1, 2005, including our January and April 2006 acquisition of 12 hotels, the initiation of management agreements for these hotels and the general increase in revenues at most of our managed hotels due to the continued improvement in the lodging industry.

Hotel operating revenues of our 199 managed hotels open during the 2006 and 2005 periods, which include revenues for periods prior to our ownership of some of these hotels, were $227,983 for the three months ended September 30, 2006, an increase of 7.1% from hotel operating revenues of $212,835 for the three months ended September 30, 2005. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved average daily room rate at most of our managed hotels. Additional operating statistics of our hotels is included in the table on page 22.

Hotel operating expenses of our 199 managed hotels open during the 2006 and 2005 periods, which include expenses for periods prior to our ownership of some of these hotels, were $154,571 for the three months ended September 30, 2006, an increase of 4.6% from hotel operating expenses of $147,710 for the three months ended September 30, 2005. This increase is primarily a result of increases in the cost of labor and utilities.

Certain of our managed hotels had net operating results that were $815 and $730 less than the minimum returns due to us in the three months ended September 30, 2006 and 2005, respectively. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in each period because the minimum returns were funded by our managers.

The increase in rental income is primarily a result of increased minimum rents resulting from our funding of improvements at certain of our leased hotels in 2006 and 2005.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, which are used to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of sales at our hotels. The increase in FF&E reserve income is primarily due to increased amounts of hotel sales in the third quarter of 2006 versus the same period in 2005 for our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants as FF&E reserve income.

The increase in interest income is due to higher average balances and interest rates during the three months ended September 30, 2006 versus the same period in 2005.

The increase in interest expense is a result of higher average debt balances due to our 2006 and 2005 hotel acquisitions and a higher weighted average interest rate during the three months ended September 30, 2006, versus the same period in 2005.

The increase in depreciation and amortization is due principally to the depreciation of hotels acquired in January 2006 and April 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of one hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2006 and 2005.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activity discussed above. On a per share basis, the percentage increase in net income available for common shareholders was lower due to our issuance and sale of 2.3 million common shares in July 2006.

Nine Months Ended September 30, 2006 versus 2005
	For the nine months ended September 30,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$665,867	$510,485	$155,382	30.4%
Rental income	98,270	94,874	3,396	3.6%
FF&E reserve income	15,505	14,200	1,305	9.2%
Interest income	1,387	956	431	45.1%

Expenses:
Hotel operating expenses	485,720	367,657	118,063	32.1%
Interest expense	60,951	49,076	11,875	24.2%
Depreciation and amortization	107,235	96,924	10,311	10.6%
General and administrative	19,950	17,856	2,094	11.7%
Loss on asset impairment	—	7,300	(7,300)	—

Net income	107,173	81,702	25,471	31.2%
Net income available for common shareholders	101,431	75,960	25,471	33.5%
Weighted average shares outstanding	72,502	69,173	3,329	4.8%
Net income available for common shareholders per common share	$1.40	$1.10	$0.30	27.3%

The increases in hotel operating revenues and expenses resulted from the increase in the number of managed hotels since January 1, 2005, including our February and May 2005 acquisitions of 12 hotels and our January and April 2006 acquisition of 12 hotels, the initiation of management agreements for these hotels and the general increase in revenues at most of our managed hotels due to the continued improvement in lodging industry conditions.

Hotel operating revenues of our 199 managed hotels open during the 2006 and 2005 periods, which include revenues for periods prior to our ownership of some of these hotels, were $672,461 for the nine months ended September 30, 2006, an increase of 10.0% from hotel operating revenues of $611,425 for the nine months ended September 30, 2005. The increase in revenues is attributable primarily to the strengthening lodging market that has resulted in improved average daily room rate at most of our managed hotels. Additional operating statistics of our hotels is included in the table on page 22.

Hotel operating expenses of our 199 managed hotels open during the 2006 and 2005 periods, which include expenses for periods prior to our ownership of some of these hotels, were $449,253 for the nine months ended September 30, 2006, an increase of 6.6% from hotel operating expenses of $421,491 for the nine months ended September 30, 2005. This increase is primarily a result of increases in the cost of labor and utilities.

Certain of our managed hotels had net operating results that were $815 and $730 less than the minimum returns due to us in the nine months ended September 30, 2006 and 2005, respectively. These amounts have been reflected in our consolidated statement of income as a net reduction to hotel operating expenses in the periods because the minimum returns were funded by our managers.

The increase in rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico in February 2005, and increased minimum rents resulting from our funding of improvements at certain of our leased hotels in 2006 and 2005.

The increase in FF&E reserve income is primarily due to increased levels of hotel sales in the 2006 period versus the same period in 2005 for our leased hotels.

The increase in interest income is due to higher average balances and interest rates during the nine months ended September 30, 2006, versus the same period in 2005.

The increase in interest expense is a result of higher average debt balances during the nine months ended September 30, 2006, versus the same period in 2005, due to our 2006 and 2005 hotel acquisitions.

The increase in depreciation and amortization is due principally to the hotels acquired in February 2005, May 2005, January 2006 and April 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of one hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2006 and 2005.

We recorded a $7,300 loss on asset impairment to reduce the carrying value of our Prime HotelSM in Atlanta, Georgia to its realizable value less cost to sell in the 2005 second quarter. We sold this hotel on September 30, 2005, for $3,227.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activity discussed above. On a per share basis, the percentage increase in net income available for common shareholders was lower due to our issuance and sale of 4.7 million and 2.3 million common shares in June 2005 and July 2006, respectively.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Hotel Managers and Tenants

As of September 30, 2006, all 310 of our hotels are operated under management agreements or leases with unrelated third party hotel operating companies. All costs of operating and maintaining our hotels are paid by the third party hotel managers as agent for us or by third party hotel tenants for their own account. These third parties derive their funding for hotel operating expenses, FF&E reserves, and returns and rents due us generally from hotel operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination hotel management agreements or leases as total hotel sales minus all expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 20 and 21. Because of the seasonality of hotel revenues we believe coverage is best evaluated on an annual or rolling twelve month basis. Assuming our operating agreements as of September 30, 2006, had been in place during the twelve months ended September 30, 2006, ten hotel combinations, representing 286 hotels, generated coverage using historical operating results of at least 1.0x. The remaining combination, representing 24 hotels, generated coverage of 0.92x; approximately half of the hotels in this combination are in the process of undergoing significant renovations that had a negative impact on the operating results of this combination during the 2006 third quarter.

One hundred eighty-five (185) hotels, 61% of our total investments at cost, in seven combinations are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total hotel sales less total hotel expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our hotels in order to make payments to us and preserve their rights to continue operating our hotels. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our hotels after our future minimum returns and minimum rents are paid. As of September 30, 2006, all payments due to us, including those payments due under the management agreement whose hotels have generated less than 1.0x coverage during the last twelve months, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows will decline.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements at our hotels. During the nine months ended September 30, 2006, our managers and tenants contributed $36,583 to these accounts. As of September 30, 2006, there was approximately $29,799 on deposit in these escrow accounts, of which $29,797 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $2 is held in an account owned by one of our tenants and is not reflected on our balance sheet, but we have security and remainder interests in the account owned by this tenant. During the nine months ended September 30, 2006, $98,019 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

Our operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our hotels in excess of amounts available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increases by a percentage of the amount we fund. During the nine months ended September 30, 2006, we made $54,856 of additional FF&E reserve fundings.

During the nine months ended September 30, 2006, we funded $25,362 for improvements to our Marriott International, Inc., or Marriott, branded hotel portfolios using cash on hand and borrowings under our revolving bank credit facility. We expect to fund approximately $14,834 for improvements to four of our Marriott hotel portfolios throughout the remainder of 2006 with funds from our existing cash balances or borrowings under our revolving bank credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the new Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of September 30, 2006, $20,000 has been funded, and we expect to fund an additional approximately $17,500 throughout the remainder of 2006 and approximately $33,400 in 2007, using funds from our existing cash balances or borrowings under our revolving bank credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of September 30, 2006, $36,159 has been funded. We funded $14,494 of this amount during the nine months ended September 30, 2006, and we expect to fund approximately $1,000 through December 2006, using funds from our existing cash balances or borrowings under our revolving bank credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental we agreed to pay $25,000 during the three years following closing to fund improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay $10,000 in December 2006 and $5,000 in December 2007, using funds from our existing cash balances or borrowings under our revolving bank credit facility.

On January 6, 2006, we acquired the Harbor Court Complex in Baltimore, Maryland for $78,000 using cash on hand and borrowings under our revolving bank credit facility. Pursuant to the agreement we entered with InterContinental for the management of the Harbor Court Hotel, we agreed to fund $2,300 for rebranding and other improvements during the two years following closing. We expect to fund $1,000 in December 2006 and $1,300 in December 2007, using funds from our existing cash balances or borrowings under our revolving bank credit facility.

On January 25, 2006, we acquired eight hotels for $166,200 using borrowings under our revolving bank credit facility. Pursuant to the agreement we entered with InterContinental for the management of these hotels, we agreed to fund $17,135 for capital improvements during the three years following closing. We expect to fund $6,854 in January 2007, $6,854 in January 2008 and $3,427 in January 2009, using funds from our existing cash balances or borrowings under our revolving bank credit facility.

On April 6, 2006, we acquired two Crowne Plaza® hotels for $63,000 using borrowings under our revolving bank credit facility. We agreed to fund $7,093 for capital improvements to these hotels during the three years following closing. We expect to fund $2,837 in January 2007, $2,837 in January 2008 and $1,419 in January 2009, using funds from our existing cash balances or borrowings under our revolving bank credit facility.

On April 13, 2006, we acquired a Staybridge Suites® for $21,000 using borrowings under our revolving bank credit facility.

On January 17, 2006, April 17, 2006 and July 17, 2006 we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006, respectively. On September 1, 2006, we declared a distribution of $0.5546875 per Series B preferred share with respect to the third quarter of 2006 and paid it to shareholders on October 16, 2006. These distributions were funded using cash on hand and borrowings under our revolving bank credit facility.

On February 16, 2006, May 11, 2006 and August 17, 2006, we paid a $0.73, $0.73 and $0.74 per share distribution to our common shareholders for the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006, respectively. These distributions were funded using cash on hand and borrowings under our revolving bank credit facility. On October 6, 2006, we declared a distribution of $0.74 per common share with respect to the third quarter of 2006. We expect to pay this amount on or about November 16, 2006, using cash on hand and borrowings under our revolving bank credit facility.

On June 15, 2006, we issued $275,000 of 6.3% senior notes due 2016. Net proceeds from this offering of $271,937 after discounts and other expenses were used to reduce borrowings under our revolving bank credit facility.

On July 26, 2006, we sold 2,000,000 of our common shares at a price of $43.66 per share in a public offering. On July 28, 2006, we sold an additional 300,000 common shares at a price of $43.66 pursuant to an option we granted to the underwriters. Net proceeds from these sales of approximately $95,823 after discounts and other expenses were used to repay borrowings outstanding under our revolving bank credit facility and for general business purposes.

In order to fund capital improvements to our hotels and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving bank credit facility with a group of commercial banks. On August 22, 2006, we amended and extended the maturity of our unsecured revolving bank credit facility. As a result of the amendment, the maturity date was extended to October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility was reduced to LIBOR plus 55 basis points (5.88% per annum at September 30, 2006). Certain financial and other covenants in the facility were amended to reflect current market conditions. Borrowings under the revolving bank credit facility can be up to $750,000 and the revolving bank credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving bank credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of September 30, 2006, we had $13,000 outstanding under our revolving bank credit facility.

At November 1, 2006 we had approximately $20,217 of cash and cash equivalents and $750,000 available from our revolving bank credit facility.

As discussed above, on September 15, 2006, we agreed to purchase TA for approximately $1,900,000. Completion of the TA acquisition is subject to various conditions, including receiving certain regulatory approvals and third party consents. Subject to satisfaction of these conditions, we expect the closing of the TA acquisition to occur in early 2007. There is no financing contingency in our agreement to purchase TA. We have arranged a commitment for interim financing for the TA acquisition from affiliates of Merrill Lynch & Co. We anticipate long term financing for this transaction through the issuance of both debt and equity securities. The interim financing is subject to definitive documentation and other customary conditions, and there can be no assurance that all such conditions will be satisfied or that alternate interim financing or long term financing will be available or, if available, will be on terms favorable to us. We currently expect that the TA acquisition will be financed using all or any combination of our existing cash balances, borrowings under our revolving bank credit facility, the Merrill Lynch & Co. interim financing commitment and net proceeds of any offerings of equity or debt securities which we conclude prior to the time of the acquisition closing.

Our term debt maturities (other than our revolving bank credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012, $300,000 in 2013, $300,000 in 2015 and $275,000 in 2016. As of September 30, 2006, we had one mortgage note with a principal balance of $3,717 that we assumed in connection with our acquisition of a hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

When amounts are outstanding on our revolving bank credit facility and as the maturity dates of our revolving bank credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. On September 1, 2006, we filed a shelf registration statement that allows for an indeterminate amount of securities to be issued by us. This shelf registration statement is effective for three years. An effective shelf registration allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for those securities. Although there can be no assurance that we will consummate any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities, with which to finance future acquisitions and to pay our debt and other obligations.

As of September 30, 2006, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of September 30, 2006, our secured debt obligations were limited to one mortgage note of $3,717 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at September 30, 2006, consist of our revolving bank credit facility, our $1,200,000 of publicly issued term debt and our $3,717 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our revolving bank credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain other financial ratios. As of September 30, 2006, we were in compliance with all of our covenants under our indenture and its supplements and our revolving bank credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

As of September 30, 2006, we owned 310 hotels which are grouped into eleven combinations and managed by, or leased to, separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts, Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village, LLC, or Homestead.

The tables on the following pages summarize the key terms of our leases and management agreements as of September 30, 2006 and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, average daily rate, or ADR, RevPAR, and coverage of our owner’s minimum returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages to be important measures of our managers’ and tenants’ performance in operating our hotels and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Hotel Brand:	Courtyard by Marriott®		Residence Inn by Marriott®		Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®		Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®		Homestead Studio Suites®		Staybridge Suites®
Number of Hotels:	53		18		35		19		18		31

Number of Rooms / Suites:	7,610		2,178		5,382		2,756		2,399		3,844

Number of States:	24		14		15		14		5		16

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.		Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.		Our TRS.		Subsidiary of Barcelo Crestline.		Subsidiary of Homestead.		Our TRS.

Manager:	Subsidiary of Marriott.		Subsidiary of Marriott.		Subsidiaries of Marriott.		Subsidiaries of Marriott.		Subsidiary of Homestead.		Subsidiary of InterContinental.

Investment (000s) (1):	$576,238		$188,321		$471,006		$274,222		$145,000		$436,708

Security Deposit (000s):	$50,540		$17,220		$36,204		$28,508		$15,960		$36,872	(2)

End of Current Term:	2012		2010		2019		2015		2015		2031
Renewal Options (3):	3 for 12 years each.		1 for 10 years, 2 for 15 years each.		2 for 15 years each.		2 for 10 years each.		2 for 15 years each.		2 for 12.5 years each.

Annual Minimum Return / Minimum Rent (000s) (4):	$57,512		$18,813		$48,888		$28,508		$15,960		$37,777

Additional Return:	—		—		$1,173	(5)	—		—		—

Percentage Return / Rent (6):	5.0% of revenues above 1994/95 revenues.		7.5% of revenues above 1996 revenues.		7.0% of revenues above 2000/01 revenues.		7.0% of revenues above 1999/2000 revenues.		10.0% of revenues above 1999/2000 revenues.		7.5% of revenues above 2004/06/07 revenues.

Return / Rent Coverage (7)(8):
Year ended 12/31/05:	1.41	x	1.13	x	1.03	x	0.99	x	1.46	x	0.91	x
Twelve months ended 9/30/06:	1.50	x	1.29	x	1.09	x	1.20	x	1.51	x	1.06	x
Three months ended 9/30/06:	1.53	x	1.53	x	1.20	x	0.98	x	1.32	x	1.26	x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		—		Tenant minimum net worth requirement.		Homestead parent guarantee and $15,960 letter of credit.		Limited guarantee provided by InterContinental.

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

(8)          For the hotels managed by Marriott, the data presented is for the comparable fiscal periods ended December 30, 2005, and September 8, 2006.

Hotel Brand:	Candlewood Suites ®		InterContinental® / Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®		Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®		AmeriSuites®/ Hyatt PlaceTM		Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®		Total/ Range/ Average (all investments)
Number of Hotels:	76		14		10		24		12		310

Number of Rooms / Suites:	9,220		4,139		2,937		2,929		2,262		45,656

Number of States:	29		7 plus Ontario and Puerto Rico		5		14		7		38 plus Ontario and Puerto Rico
Tenant:	Our TRS.		Our TRS and a subsidiary of InterContinental.		Our TRS.		Our TRS.		Our TRS.
Manager:	Subsidiary of InterContinental.		Subsidiaries of InterContinental.		Subsidiaries of InterContinental.		Subsidiary of Hyatt.		Subsidiary of Carlson.

Investment (000s) (1):	$590,250		$485,000		$229,200		$258,350		$210,353		$3,864,648

Security Deposit (000s):	—		$36,872	(2)	$36,872	(2)	—		—		$185,304

End of Current Term:	2028		2029		2030		2030		2030		2010-2031 (average 16 years)
Renewal Options (3):	2 for 15 years each.		2 for 15 years each.		2 for 15 years each.		2 for 15 years each.		2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (4):	$50,000		$42,488		$18,336		$18,200		$11,494		$347,976
Additional Return:	$10,000	(5)	$3,458	(5)	$1,750	(5)	50% of cash flow in excess of minimum return. (6)		50% of cash flow in excess of minimum return. (6)		$16,381

Percentage Return / Rent (7):	7.5% of revenues above 2006 revenues.		7.5% of revenues above 2006/07 revenues.		7.5% of revenues above 2006 revenues.		—		—

Return / Rent Coverage (8):
Year ended 12/31/05:	1.33	x	1.29	x	1.29	x	1.03	x	0.90	x	0.90x – 1.46	x
Twelve months ended 9/30/06:	1.36	x	1.41	x	1.49	x	0.92	x	1.20	x	0.92x –1.51	x
Three months ended 9/30/06:	1.44	x	1.16	x	1.27	x	0.60	x	1.56	x	0.60x –1.56	x

Other Security Features:	Limited guarantee provided by InterContinental.		Limited guarantee provided by InterContinental.		Limited guarantee provided by InterContinental.		Limited guarantee provided by Hyatt.		Limited guarantee provided by Carlson.

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

The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	Third Quarter(1)			Year to Date (1)
Management/Lease Agreement	Hotels	/Suites	2006	2005	Change	2006	2005	Change
ADR
Marriott (no. 1)	53	7,610	$116.55	$107.08	8.8%	$117.49	$107.65	9.1%
Marriott (no. 2)	18	2,178	113.58	102.34	11.0%	111.12	100.45	10.6%
Marriott (no. 3)	35	5,382	112.68	102.76	9.7%	110.06	101.68	8.2%
Marriott (no. 4)	19	2,756	104.98	95.26	10.2%	115.14	100.20	14.9%
InterContinental (no. 1)(2)	29	3,554	105.56	98.59	7.1%	104.76	96.61	8.4%
InterContinental (no. 2)	76	9,220	66.40	61.49	8.0%	66.10	60.66	9.0%
InterContinental (no. 3)(3) (4)	14	4,139	128.09	122.07	4.9%	133.55	122.89	8.7%
InterContinental (no. 4)(3)	10	2,937	98.83	88.63	11.5%	100.66	88.61	13.6%
Hyatt(4)	24	2,929	82.02	76.83	6.8%	82.44	76.10	8.3%
Carlson(3) (4)	12	2,262	91.98	84.70	8.6%	92.69	81.76	13.4%
Homestead	18	2,399	59.31	55.81	6.3%	63.05	56.65	11.3%
Total/Average	308	45,366	$97.38	$89.87	8.4%	$98.33	$89.50	9.9%

OCCUPANCY
Marriott (no. 1)	53	7,610	71.8%	74.6%	-2.8 Pts	70.7%	71.6%	-0.9	Pts
Marriott (no. 2)	18	2,178	83.9%	84.6%	-0.7 Pts	81.8%	81.9%	-0.1	Pts
Marriott (no. 3)	35	5,382	79.6%	81.9%	-2.3 Pts	77.0%	78.5%	-1.5	Pts
Marriott (no. 4)	19	2,756	72.2%	74.3%	-2.1 Pts	74.2%	73.9%	0.3	Pts
InterContinental (no. 1)(2)	29	3,554	79.9%	82.1%	-2.2 Pts	78.0%	79.5%	-1.5	Pts
InterContinental (no. 2)	76	9,220	78.4%	77.5%	0.9 Pts	77.4%	75.8%	1.6	Pts
InterContinental (no. 3)(3) (4)	14	4,139	77.2%	78.0%	-0.8 Pts	77.0%	75.2%	1.8	Pts
InterContinental (no. 4)(3)	10	2,937	72.4%	72.6%	-0.2 Pts	73.2%	70.8%	2.4	Pts
Hyatt(4)	24	2,929	59.5%	69.6%	-10.1 Pts	63.6%	67.7%	-4.1	Pts
Carlson(3) (4)	12	2,262	69.1%	46.5%	22.6 Pts	64.3%	51.2%	13.1	Pts
Homestead	18	2,399	70.5%	78.2%	-7.7 Pts	72.2%	78.4%	-6.2	Pts
Total/Average	308	45,366	74.8%	75.7%	-0.9 Pts	74.2%	73.8%	0.4	Pts

RevPAR
Marriott (no. 1)	53	7,610	$83.68	$79.88	4.8%	$83.07	$77.08	7.8%
Marriott (no. 2)	18	2,178	95.29	86.58	10.1%	90.90	82.27	10.5%
Marriott (no. 3)	35	5,382	89.69	84.16	6.6%	84.75	79.82	6.2%
Marriott (no. 4)	19	2,756	75.80	70.78	7.1%	85.43	74.05	15.4%
InterContinental (no. 1)(2)	29	3,554	84.34	80.94	4.2%	81.71	76.80	6.4%
InterContinental (no. 2)	76	9,220	52.06	47.65	9.3%	51.16	45.98	11.3%
InterContinental (no. 3)(3) (4)	14	4,139	98.89	95.21	3.9%	102.83	92.41	11.3%
InterContinental (no. 4)(3)	10	2,937	71.55	64.35	11.2%	73.68	62.74	17.4%
Hyatt(4)	24	2,929	48.80	53.47	-8.7%	52.43	51.52	1.8%
Carlson(3) (4)	12	2,262	63.56	39.39	61.4%	59.60	41.86	42.4%
Homestead	18	2,399	41.81	43.64	-4.2%	45.52	44.41	2.5%
Total/Average	308	45,366	$72.84	$68.03	7.1%	$72.96	$66.05	10.5%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2005. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of September 30, 2006, our outstanding publicly traded debt consisted of six issues of fixed rate, senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
$1,200,000		$76,576576

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $7,658. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2006, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $28,453.

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

Our revolving bank credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year for a fee. At September 30, 2006, we had $13,000 outstanding and $737,000 available for drawing under our revolving bank credit facility. Repayments under our revolving bank credit facility may be made at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving bank credit facility are subject to interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $13,000 at

September 30, 2006, was 5.88% per annum. The following table presents the impact a 10% change in interest rates would have on floating rate interest expense as of September 30, 2006:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2006	5.88%	$13,000	$764
10% increase	6.47%	13,000	841
10% reduction	5.29%	13,000	688

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION WITH RESPECT TO OUR OPERATORS’ OR TENANTS’ ABILITIES TO PAY RETURNS OR RENT TO US, OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES, OUR INTENT TO REFURBISH CERTAIN OF OUR PROPERTIES, OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS, OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS, OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL AND OTHER MATTERS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THESE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION, THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR OPERATORS AND TENANTS, COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE AND HOTEL INDUSTRIES, CHANGES IN FINANCING TERMS AND COMPETITION WITHIN THE REAL ESTATE AND HOTEL INDUSTRIES GENERALLY AND REITS SPECIFICALLY. FOR EXAMPLE: IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES. THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS, TERRORIST ATTACKS OR CHANGES IN OUR OPERATORS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL. CERTAIN SPECIFIC FORWARD LOOKING STATEMENTS IN THIS REPORT INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING:

•                  THIS REPORT STATES THAT WE EXPECT THE TA TRANSACTION TO CLOSE IN EARLY 2007. THE CLOSING OF THIS TRANSACTION REQUIRES SEC CLEARANCE OF A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF NEW TA SHARES TO OUR SHAREHOLDERS, VARIOUS STATE AND LOCAL REGULATORY APPROVALS AND VARIOUS APPROVALS FROM THIRD PARTIES TO TA CONTRACTS. WE CAN PROVIDE NO ASSURANCE THAT ALL THESE APPROVALS WILL BE OBTAINED. SOME OF THESE APPROVALS MAY BE DELAYED OR DENIED AND THE EFFECT MAY BE TO DELAY OR VOID THIS TRANSACTION.

•                  THIS REPORT DISCUSSES OUR EXPECTATION THAT, IF THE TA ACQUISITION CLOSES, WE WILL SPIN OUT NEW TA, WHICH WILL BECOME A SEPARATELY TRADED COMPANY. THE SPIN-OUT OF SHARES OF NEW TA WILL BE DEPENDENT ON A REGISTRATION STATEMENT FOR THE NEW TA SHARES BEING DECLARED EFFECTIVE BY THE SEC AND OTHER FILINGS WITH THE SEC BEING MADE. THE PREPARATION OF THESE SEC FILINGS IS A COMPLEX PROCESS. WE CURRENTLY BELIEVE THE FILING OF THE REGISTRATION STATEMENT CAN BE COMPLETED BEFORE YEAR END 2006. HOWEVER, THIS FILING AND THE PREPARATION OF OTHER FILINGS MAY BE DELAYED FOR NUMEROUS REASONS, INCLUDING COMPILATION OF THE REQUIRED FINANCIAL DATA IN THE FORMAT REQUIRED FOR SEC FILINGS. THE EFFECTIVENESS OF THE REGISTRATION STATEMENT FOR THE SPIN OFF IS

SUBJECT TO COMPLETION OF THE SEC REVIEW AND COMMENT PROCESS, WHICH WE DO NOT CONTROL.

•                  THIS REPORT STATES THAT WE EXPECT TO FUND APPROXIMATELY $108 MILLION FOR CAPITAL IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES. THESE FUNDS ARE IN ADDITION TO THE FF&E RESERVE ESCROW FUNDINGS REQUIRED BY OUR MANAGEMENT AGREEMENTS AND LEASES. THE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT THESE EXPENDITURES WILL BE ADEQUATE TO REFURBISH OR REBRAND THE AFFECTED HOTELS AND THAT THESE EXPENDITURES WILL IMPROVE THE FINANCIAL RESULTS REALIZED AT THESE HOTELS. IN FACT, IT IS VERY DIFFICULT TO ESTIMATE THE FULL AMOUNTS WHICH MAY BE REQUIRED TO REFURBISH THESE HOTELS. ADDITIONAL AMOUNTS OF FUNDING MAY BE REQUIRED. ALSO, THESE CAPITAL EXPENDITURES MAY NOT PRODUCE IMPROVED FINANCIAL RESULTS.

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 UNDER “ITEM 1A. RISK FACTORS”, AS SUPPLEMENTED BY THIS REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

PART II          Other Information

Item 1A. Risk Factors

For a discussion of risk factors affecting us, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.  In connection with our September 15, 2006, agreement to purchase TravelCenters of America, Inc., or TA, which is discussed elsewhere in the Quarterly Report, certain additional risks should be considered, including the following:

The TA acquisition may not close.

We expect the acquisition of TA to occur in early 2007.  When this transaction is closed, we intend to spin off TA’s operating business to our shareholders in an in kind distribution to create a separately traded public company, New TA. We expect to retain substantially all of TA’s real estate and lease it to New TA under a long term agreement.  Completion of the TA acquisition is subject to various conditions, including receiving certain regulatory approvals and third party consents.  We cannot provide assurance that all of these conditions will be satisfied.  Among other things, regulatory approvals and third party consents may be delayed or denied.

In order to maintain our tax status as a real estate investment trust, or REIT, if we acquire TA, we must concurrently complete the spinoff of New TA.  The spin off of New TA is dependent on a registration statement for the New TA shares being declared effective by the Securities and Exchange Commission, or SEC, and other filing with the SEC being made.  The preparation of these filings is a complex process.  We currently believe the filing of the registration statement can be completed before year end 2006.  However, this filing and the preparation of other filings may be delayed for numerous reasons, including compilation of the required financial data in the format required for the filings.  The effectiveness of the registration statement for the spin off is subject to completion of the SEC review and comment process, which we do not control.

If the TA acquisition is not completed, shares of New TA will not be distributed to our shareholders and our actual revenues and income will be less than if the transaction closed and the lease with New TA commenced.

We may be unable to access the capital necessary to finance the TA acquisition.

Our obligation to purchase TA is not subject to a financing contingency. We have arranged interim financing for the TA acquisition.  The interim financing is subject to definitive documentation and other customary conditions, and there can be no assurance that all such conditions will be satisfied or that alternate interim financing will be available or, if available, will be on terms favorable to us.

Assuming we acquire TA with short term financing, we currently anticipate financing this transaction in the longer term by the issuance of both equity and debt securities.  We believe we will be able to raise the required equity and debt capital to permanently finance the acquisition, but there can be no assurance that long term financing will be available or, if available, will be on terms favorable to us.  Our ability to raise reasonably priced capital is dependent on many factors, including some beyond our control, such as market conditions.  If we are unable to access the capital markets or to raise capital at a reasonable cost, the TA acquisition may not provide any financial benefit to us and may cause us to experience losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2006, we issued 23,650 common shares pursuant to our Incentive Share Award Plan based upon a per common share price of $46.86, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain key employees of RMR. These restricted securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

The following supplementary federal income tax considerations relating to the acquisition, ownership and disposition of our shares supplement and update the more detailed description of these matters in the section of our Annual Report on Form 10-K for the year ended December 31, 2005, or 2005 Annual Report, captioned “Federal Income Tax Consideration”, which we incorporate in this Form 10-Q by reference.  In connection with our 2005 Annual Report, Sullivan & Worcester LLP, Boston, Massachusetts, rendered a legal opinion that the discussion in the section of our 2005 Annual Report captioned “Federal Income Tax Considerations” was accurate in all material respects and fairly summarized the federal income tax issues discussed in that section, and that the opinion of counsel referred to in that section represented Sullivan & Worcester LLP’s opinion on those subjects.  Specifically, subject to qualifications and assumptions contained in its opinion and in our 2005 Annual Report, Sullivan & Worcester LLP gave opinions to the effect that we have been organized and have qualified as a REIT under the Internal Revenue Code of 1986, as amended, or IRC, for each taxable year commencing with our taxable year ending December 31, 1995 through 2005, and that our then current investments and plan of operation would enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Those opinions are conditioned upon the assumption that our leases and other contracts, our charter and bylaws, and all other legal documents to which we are or have been a party, have been and will be complied with by all parties to these documents, upon the accuracy and completeness of the factual matters described in our 2005 Annual Report, and upon representations that we have made.  The opinion of Sullivan & Worcester LLP was based on the law as it existed on March 14, 2006.  Also, an opinion of counsel is not binding on the Internal Revenue Service, or IRS, or the courts, and the IRS or a court could take a position different from that expressed by counsel.

The IRC imposes upon us various REIT qualification tests discussed more fully in our 2005 Annual Report.  While we believe that we have operated and will operate in a manner to satisfy these various REIT qualification tests, counsel has not reviewed and will not review our compliance with these tests on a continuing basis.  Our actual qualification as a REIT will depend upon our ability to meet and our meeting, through actual annual operating results and distributions, the various REIT qualification tests imposed under the IRC.

In addition to the discussion in the section of our 2005 Annual Report captioned “Federal Income Tax Considerations” and effective generally from and after 2006, a special “wash sale” rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury Regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares has been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as described in our 2005 Annual Report.  We thus anticipate this new wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As described in our 2005 Annual Report, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

Item 6.  Exhibits

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, by and among Hospitality Properties Trust, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 22, 2006)

10.2

Agreement and Plan of merger among TravelCenters of America, Inc., Hospitality Properties Trust, HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. dated September 15, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 20, 2006)

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
Dated: November 2, 2006

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 2, 2006