Form 10-K
period 2006-12-31
HOSPITALITY PROPERTIES TRUST
filed 2007-03-01
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-115272

Hospitality Properties Trust

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3262075
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 617-964-8389

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Names Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☒               Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $3,139 million based on the $43.92 closing price per common share on the New York Stock Exchange on June 30, 2006. For purposes of this calculation, an aggregate of 496,756 common shares of beneficial interest $0.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of February 26, 2007: 93,835,751

References in this Annual Report on Form 10-K to the “Company,” “HPT,” “we,” “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders scheduled for May 15, 2007, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO:

•                  OUR OPERATORS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US;

•                  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

•                  OUR INTENT TO IMPROVE AND MODERNIZE OUR PROPERTIES;

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST;

•                  OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL;

•                  THE BENEFITS THAT WE EXPECT TO DERIVE FROM THE TA TRANSACTION, AS DEFINED HEREIN, INCLUDING INCREASED EARNINGS, ADDITIONAL GROWTH OPPORTUNITIES AND DIVERSIFICATION; AND

•                  OTHER MATTERS.

HOWEVER, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR OPERATORS AND TENANTS; FOR EXAMPLE, IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL OR TRAVEL CENTER INDUSTRIES; AND

•                  CHANGES IN FINANCING TERMS AND COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES; FOR EXAMPLE, WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES.

THESE UNEXPECTED RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR OPERATORS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS.”

FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISION TO THESE FORWARD LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF PRESENTLY UNANTICIPATED EVENTS.

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

HOSPITALITY PROPERTIES TRUST

2006 FORM 10-K ANNUAL REPORT

*                 Incorporated by reference from our Proxy Statement for the annual meeting of shareholders scheduled to be held on May 15, 2007, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2006, we owned 310 hotels with 45,656 rooms or suites located in 38 states in the United States, Canada and Puerto Rico. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

Our principal external growth strategy is to expand our investments in high quality real estate used in hospitality industries and enter leases and management agreements with experienced operators which generate returns to us that exceed our operating and capital costs. Our principal internal growth strategy is to participate through percentage returns and rents in increases in total sales at our properties, and, under some of our management agreements, increases in the operating income of our properties.

Our investment, financing and disposition policies and business strategies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

As of December 31, 2006, our hotels are operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, AmeriSuites®, Hyatt PlaceTM, InterContinental Hotels & Resorts®, Homestead Studio Suites®, Crowne Plaza Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, Park Plaza® Hotels & Resorts, or SpringHill Suites by Marriott®. The average age of the hotels we own was approximately 12 years at December 31, 2006.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 145 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. These hotels generally have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2006, 733 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, limited service segment of the United States hotel industry. We have invested a total of $841 million in 71 Courtyard by Marriott® hotels with a total of 10,280 rooms.

Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one-bedroom suites designed for business travelers expecting to stay five or more nights. Candlewood Suites® hotels compete in the mid-priced extended stay segment of the lodging industry. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work area and a sleeping area. The kitchen includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area contains a convertible sofa or recliner, 32 inch television, combination videocassette and DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and a speaker phone. Each Candlewood Suites® suite contains a king size bed. Other amenities offered at each Candlewood Suites® hotel include a fitness center, free guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments. According to InterContinental Hotels Group plc, or InterContintental, the owner of the Candlewood Suites® brand, there were 130 Candlewood Suites® hotels open and operating across the United States as of December 2006. We have invested $590 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

Staybridge Suites® hotels offer residential style studio, one-bedroom and two bedroom suites for business, governmental and family travelers. Each suite offers a fully equipped kitchen and a work area with an oversized desk, two phone lines, an ergonomically designed chair and high speed internet access. Other amenities include free breakfast buffet, an on site convenience store, fitness center and a 24 hour business center and convenience store.

According to InterContinental, the owner of the Staybridge Suites® brand, there were 97 Staybridge Suites® hotels open and operating in the United States and internationally as of December 2006. We have invested a total of $475 million in 35 Staybridge Suites® hotels with a total of 4,338 suites.

Residence Inn by Marriott® hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2006, 511 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $434 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

AmeriSuites® hotels are all suite hotels designed to attract value oriented business travelers. AmeriSuites® hotels compete in the all suite segment of the lodging industry. Global Hyatt Corporation, or Hyatt, acquired the AmeriSuites® brand in January 2005. In August 2005, Hyatt announced a plan for all qualifying AmeriSuites® hotels to be rebranded under the new upscale Hyatt PlaceTM brand. In connection with the rebranding, our AmeriSuites® will be renovated to incorporate the new interior and exterior design of the Hyatt PlaceTM brand. Each renovated Hyatt PlaceTM hotel room will include upgraded bedding, a wet bar, granite counters, a sectional sofa and a media center with a 42 inch high definition plasma television. The renovation of 12 of our AmeriSuites® hotels began during 2006 with one hotel completed at December 31, 2006. Renovations are expected to be completed at all of our hotels during 2007. According to Hyatt, there were 136 AmeriSuites® hotels and four Hyatt PlaceTM hotels open and operating across the United States as of December 2006. We have invested $268 million in 24 AmeriSuites® and Hyatt PlaceTM hotels with a total of 2,929 suites.

InterContinental Hotels & Resorts® hotels blend consistent global standards with the distinctive cultural features of their locations in an effort to deliver a truly memorable guest experience. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer an exceptional service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas and health/fitness centers. According to InterContinental, there were 148 InterContinental Hotels & Resorts® hotels open worldwide as of December 2006. We have invested a total of $292 million in five InterContinental Hotels & Resorts® with a total of 1,479 rooms.

Homestead Studio Suites® hotels are extended stay hotels designed for value oriented business travelers. Each Homestead Studio Suites® room features a kitchen with a full size refrigerator, stovetop, microwave, coffee maker, utensils and dishes. A work area is provided with a well lit desktop and a computer data port. Complimentary local phone calls, fax service, copy service, personalized voicemail and wireless high speed internet access are also available to guests. On site laundry and other personal care items are available. According to BRE / Homestead Village LLC, or Homestead, there were 132 Homestead Studio Suites® hotels open in the United States as of December 2006. We have invested $145 million in 18 Homestead Studio Suites® hotels with a total of 2,399 suites.

Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the business guest seeking upscale accommodations at a good value. Crowne Plaza Hotels & Resorts® have a particular focus on meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 295 and 613 rooms. With its wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, full complement of business services, excellent dining choices, quality fitness facilities and comprehensive meeting capabilities, Crowne Plaza Hotels & Resorts® are designed to exceed guest expectations by providing “the right room, the right technology and the right service”. According to InterContinental, there were 275 Crowne Plaza Hotels & Resorts® open and operating worldwide as of December 2006. We have invested a total of $342 million in 11 Crowne Plaza Hotels & Resorts® with a total of 4,057 rooms.

Marriott Hotels and Resorts® are renowned for the consistent quality of their physical appearances and the well trained staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. Our Marriott Hotels and

Resorts® have between 17,000 to 50,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, there were 519 Marriott Hotels and Resorts® open worldwide as of December 2006. We have invested $117 million in three Marriott Hotels and Resorts® with a total of 1,356 guest rooms.

Radisson® Hotels & Resorts is a leading full service hotel brand. Our Radisson® Hotels & Resorts hotels contain between 180 and 381 rooms. Amenities and services include Sleep Number® beds, large desks, free high speed internet access, room service and access to 24 hour printing, telecopy and mail and package services. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Each of our Radisson® Hotels & Resorts hotels generally also has a lobby lounge, a swimming pool, exercise facilities and one or more restaurants. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, there were 400 Radisson® Hotels & Resorts open and operating worldwide as of December 2006. We have invested a total of $104 million in four Radisson® Hotels & Resorts with a total of 975 rooms.

TownePlace Suites by Marriott® are extended stay hotels offering studio, one bedroom and two bedroom suites for business and family travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered include voice mail, free high speed internet access, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 123 TownePlace Suites by Marriott® open worldwide as of December 2006. We have invested $104 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

Country Inns & Suites by Carlson® is a mid-tier lodging chain. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels include large desks, free breakfast, weekday morning paper and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, swimming pool, exercise facilities, fax and copy service and a restaurant and lounge. According to Carlson there were 412 Country Inns & Suites by Carlson® open and operating worldwide as of December 2006. We have invested a total of $75 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

Holiday Inn Hotels & Resorts® combine all the services and amenities of a full service hotel in a contemporary style offered at a value price for either business or leisure travelers. Our Holiday Inn Hotel® and our two Holiday Inn Select® hotels contain between 190 and 349 rooms. Amenities and services generally available at these hotels include a large work desk, phone with voicemail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee or tea service, a refrigerator and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels also offer a swimming pool, exercise facilities, guest self-service laundry, a lobby lounge and restaurant. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, there were 1,395 Holiday Inn Hotels® open and operating worldwide as of December 2006. We have invested a total of $53 million in four Holiday Inn Hotels® with a total of 1,046 rooms.

Park Plaza® Hotels & Resorts is in the mid price segment of the full service hotel category. Our Park Plaza® Hotels & Resorts contain between 159 and 209 rooms. Amenities and services generally available at these hotels include large desks, free high speed internet access, room service and access to 24 hour telecopy and mail and package services. The meeting facilities at our Park Plaza® Hotels & Resorts generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotels also feature a lobby lounge, a swimming pool, exercise facilities and a restaurant. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, there were 39 Park Plaza® Hotels & Resorts open and operating as of December 2006. We have invested a total of $32 million in three Park Plaza® Hotels & Resorts with a total of 534 rooms.

SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. SpringHill Suites by Marriott® compete in the mid-priced all suite segment of the lodging industry. Each suite offers separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary breakfast buffet, weekday newspaper, two line phones, free high speed internet access and voice mail, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 153 SpringHill Suites by Marriott® open as of December 2006. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

As of December 31, 2006, all of our hotels are operated by unrelated third parties. Each hotel we own is operated as part of a combination of hotels under eleven agreements, as described below. The principal features of the management agreements and leases for our 310 hotels are as follows:

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

•                  Long Terms. Our management agreements and leases are generally entered for initial terms of 15 years or more. All of the management agreements and leases for our hotels expire after 2010. The weighted average term remaining for our hotel agreements (weighted by our investment) is 17.0 years as of December 31, 2006.

•                  Pooled Agreements. Each of our hotels is part of a combination of hotels. The manager’s or tenant’s obligations to us with respect to each hotel in a combination are subject to cross default with the obligations with respect to all the other hotels in the same combination. The smallest combination includes 10 hotels with 2,937 rooms in which we have invested $229 million; the largest combination includes 76 hotels with 9,220 rooms in which we have invested $590 million.

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

•                  FF&E Reserves. Generally our agreements require the deposit of 5% to 6% of gross hotel revenues into escrows to fund periodic renovations, or FF&E reserve, in addition to minimum returns or rents. For recently built or renovated hotels, this requirement may be deferred for the first few years of the agreement.

•                  Security Features. Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the hotel operator to some or all of our return or rent and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2006, seven of our eleven hotel combination agreements, including 185 hotels, have minimum return or minimum rent payable to us which are subject to full or limited guarantees. These hotels represent 61% of our total investments, at cost.

RECENT ACQUISITIONS

On January 31, 2007, we completed our acquisition of TravelCenters of America, Inc. or TravelCenters, for approximately $1.9 billion.  Simultaneous with this acquisition, we restructured the business of TravelCenters and distributed all of the common shares of our former subsidiary, TravelCenters of America LLC (AMEX: TA), or TA, to

our shareholders in a spin off transaction.  The acquisition of TravelCenters, the restructuring of the TravelCenters business and the spin off transaction are collectively referred to herein as the TA Transaction.  In connection with the TA Transaction, we retained ownership of 146 travel centers located in 39 states and other related assets with an estimated total value of approximately $1.68 billion.  TA leases this real estate from us and has continued the fuel services and hospitality business of TravelCenters.

The typical TA facility generally offers fuel and non-fuel products and services 24 hours per day, 365 days per year and contains: over 20 acres of land with parking for 170 tractor trailers and 100 cars; a 150 seat full service restaurant and one to three quick service restaurants, or QSRs, that TA operates as a franchisee under various brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; and a travel and convenience store, game room, lounge and other amenities for professional truck drivers and motorists. In addition, some travel centers include a hotel.

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments. The annual minimum rent due to us under this agreement is $154 million, $157 million, $161 million, $165 million, $170 million and $175 million in each of the first five years of the agreement and for the remaining years, thereafter, respectively. In addition, minimum rent may increase if we fund or reimburse the cost of renovations, improvements and equipment related to the leased travel centers. Starting in 2012, the lease requires TA to pay us as additional rent 3% of increases in non-fuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over 2011 gross revenue amounts. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index. Our lease agreement with TA expires on December 31, 2022.

We have agreed to provide up to $25 million of funding annually for the first five years of the lease for certain specified improvements to the leased travel centers. This funding is cumulative and may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements purchased with this funding will be owned by us. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125 million, in return for minimum annual rent increases equal to a minimum of 8.5% of the amount we fund.

The TA Transaction is more fully described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

INVESTMENT AND OPERATING POLICIES

We provide capital to owners and operators in hospitality related industries who wish to divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating revenues from their businesses. Our agreements with our operators and tenants are designed with the expectation that, over their terms, net operating revenues from our properties will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in finding high quality investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

Our investment objectives include increasing cash flow from operations from dependable and diverse sources in order to increase per share distributions. To achieve these objectives, we seek to operate as follows: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by experienced operating companies; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations is received from diverse properties and operators.

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2006, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, generally, we may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. As described elsewhere in this Annual Report on Form 10-K, tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a taxable REIT subsidiary, or TRS, if the hotel is managed by a third party. As of December 31, 2006, 201 of our hotels are leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary will be subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

ACQUISITION POLICIES

We intend to pursue growth through the acquisition of additional properties. Generally, we prefer to purchase multiple properties in one transaction because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including: (i) historical and projected cash flows; (ii) the competitive market environment and the current or potential market position of each property; (iii) the availability of a qualified operator or lessee; (iv) the financial strength of the proposed operator or lessee; (v) the amount and type of financial support available from the proposed operator or lessee; (vi) the property’s design, physical condition and age; (vii) the estimated replacement cost and proposed acquisition price of the property; (viii) the reputation of the particular management organization, if any, with which the property is or may become affiliated; (ix) the level of services and amenities offered at the property; (x) the proposed management agreement or lease terms and (xi) the brand under which the property operates or is expected to operate. In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and more recently full service travel centers, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable operators.

Whenever we purchase an individual property or a small number of properties we attempt to arrange for these properties to be added to agreements covering, and operated in combination with, properties we already own.

We have no policies which specifically limit the percentage of our assets which may be invested in any individual property, in any one type of property, in properties operated by or leased to any one entity or in properties operated by or leased to an affiliated group of entities.

We may have in the past considered and may in the future consider the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

DISPOSITION POLICIES

In the past we have occasionally sold a property or exchanged properties which we own for different properties. Although we may do so, we have no current intention to dispose of any of our presently owned properties. We currently anticipate that disposition decisions, if any, will be based on factors including but not limited to the following: (i) potential opportunities to increase revenues and property values by reinvesting sale proceeds; (ii) the proposed sale price; (iii) the strategic fit of the property with the rest of our portfolio; (iv) our operator’s or tenant’s desire to cease operation of the property; and (v) the existence of alternative sources, uses or needs for capital.

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

Our board of trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, interim or long term debt financings, or retention of cash flows in excess of distributions to shareholders or a combination of these methods. Only one of our properties is encumbered by a mortgage. To the extent that our board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Manager. Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment opportunities to our board of trustees and provides management and administrative services to us. RMR is a Delaware limited liability company that is beneficially owned by Barry M. Portnoy and his son, Adam D. Portnoy, our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 928-1300. The directors of RMR are David J. Hegarty, Gerard M. Martin, formerly one of our managing trustees, Adam D. Portnoy and Barry M. Portnoy. The executive officers of RMR are Adam D. Portnoy, President and Chief Executive Officer; David J. Hegarty, Executive Vice President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Jennifer B. Clark, Senior Vice President and General Counsel; John R. Hoadley, Senior Vice President; Mark L. Kleifges, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Thomas M. O’Brien, Senior Vice President and John C. Popeo, Senior Vice President, Treasurer and Chief Financial Officer. Messrs. Murray, Kleifges and Bornstein are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management or other services.

Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of February 26, 2007, RMR had approximately 450 full time employees.

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

The travel center and truck stop industry is fragmented and highly competitive. Fuel and non-fuel products and services can be obtained by long haul truck drivers from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops and some large service stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets.

We expect to compete for property acquisition and financing opportunities with entities which may have substantially greater financial resources than us, including, without limitation, other REITs, operating companies in the hospitality industry, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators. Such competition may reduce the number of suitable property acquisition or financing opportunities available to us or increase the bargaining power of property owners seeking to sell or finance their properties.

Environmental Matters. Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at their properties, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental damages. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that any of our properties are subject to environmental contamination that is likely to result in material adverse consequences to us. Under the terms of our management agreements and leases, our tenants and operators have agreed to indemnify us from all environmental liabilities arising during the term of the agreements. However, no assurances can be given that environmental conditions for which we would be liable are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and operators may not have sufficient resources to pay environmental liabilities.

Internet Website. Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Information. As of December 31, 2006, we have one operating segment, hotel real estate investments.

FEDERAL INCOME TAX CONSIDERATIONS

The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

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

The Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable Internal Revenue Code provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquirer of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

•                  an entity treated as a corporation for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares who is not a U.S. shareholder.  If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership should consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.  For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make (for example, as described below, our January 2007 spin off of TA to our common shareholders).

If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be “essentially equivalent to a dividend” as defined by the Internal Revenue Code. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the Internal Revenue Code as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the Internal Revenue Code and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (2) results in a “complete termination” of the surrendering shareholder’s common and preferred share interest in us, or (3) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the Internal Revenue Code. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the Internal Revenue Code, as well as our common and preferred shares actually owned by such shareholder.  In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the repurchased preferred shares will be transferred to the shareholder’s remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the Internal Revenue Code depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the Internal Revenue Code for our 1995 through 2006 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the Internal Revenue Code and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.  As discussed below, we have acquired C corporations in connection with our acquisition of real estate.  Our investigation of these C corporations indicated that they did not have undistributed earnings and profits that we would inherit and not distribute. However, upon review or audit, the IRS may disagree with our conclusion.

•                  As summarized below, REITs are permitted within limits to own stock and securities of a TRS.  A TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  In 2005, we acquired hotels in Canada and Puerto Rico.  Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions.  Through structuring and obtaining available tax exemptions, we expect to minimize the Canadian and Puerto Rican income taxes we have to pay, but there can be no assurance that these existing structures and exemptions will be available to us in the future to minimize taxes.  If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the Internal Revenue Code.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the Internal Revenue Code, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The Internal Revenue Code provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

In the January 31, 2007 spin off of TA, our common shareholders received a distribution from us in an amount equal to the fair market value of the TA common shares at the time of the spin off.  A recipient of TA common shares in the spin off obtained a tax basis in those shares equal to their fair market value at the time of the spin off, and the recipient’s holding period in those TA common shares commenced on the day after the spin off.  Sullivan & Worcester LLP is unable to render an opinion on the fair market value of the TA common shares because of the factual nature of value determinations.  However, we believe that our shareholders may, for federal income tax purposes, value the TA common shares at the time of the spin off as $32.34 per TA common share. Because of a number of factors unknown at this time, including our final taxable income for 2007, a definitive calculation of the federal income tax impact from the January 2007 spin off will not be possible until after the close of our 2007 taxable year. However, at this time we expect that:

•                  Our spin off distribution will not reduce your total taxable dividends for 2007.

•                  Because we succeeded to and must distribute the earnings and profits of TravelCenters, a greater portion of our 2007 total distributions to our common shareholders will be taxable than would have otherwise been the case, and these additional taxable dividends will generally be eligible for treatment as qualified dividends in 2007, taxed to our noncorporate common shareholders at the maximum capital gain rate of 15%.

•                  As a result of any gain that we recognized in the spin off, a greater portion of our 2007 distributions to our common shareholders will be taxable than would have otherwise been the case. To the extent of these additional taxable dividends in 2007, our taxable dividends paid to our common shareholders in 2008 will generally be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15%.

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

Section 856(b) of the Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the Internal Revenue Code provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The Internal Revenue Code provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of TRSs as discussed below, Section 856(i) of the Internal Revenue Code provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the TRSs discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the Internal Revenue Code, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the Internal Revenue Code.  Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the Internal Revenue Code, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs.  Among other requirements, a TRS must:

(1) be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

(2) join with us in making a TRS election;

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

In addition, a corporation other than a REIT in which a TRS directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a TRS.  Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status during all times each subsidiary’s TRS election remains in effect, and we believe that the same will be true for any TRS that we later form or acquire.

Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below.  Moreover, because TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, TRSs can generally undertake third-party management and development activities and activities not related to real estate.  Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below.

Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year.  However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a TRS pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment.  There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

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

•                  There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant, if the tenant is a TRS.  If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•                  There is a second exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant.  For this second exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Section 856(d)(8)-(9) of the Internal Revenue Code. As described below, we believe our leases with our TRSs have satisfied and will satisfy these requirements.

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our TRSs.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the Internal Revenue Code.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the Internal Revenue Code, subject to the considerations in the following paragraph.

We have received opinions from our counsel Sullivan & Worcester LLP that (i) our underground storage tanks should constitute real estate assets, rather than personal property, for purposes of the various REIT qualification tests described in this summary, and (ii) although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under our lease with TA, rather than on a site by site basis. If the IRS or a court determines that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described below, and thereby preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

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

Amounts payable to us under agreements relating to the Canadian hotels we acquired in 2005 may be determined by reference to revenue and expenditure items denominated in Canadian dollars.  Currency translation or exchange gains or losses might not count favorably toward the 75% and 95% gross income tests summarized above, and thus, in sufficient amounts, such currency gains could threaten compliance with the REIT income tests.  However, because any amounts paid to us, as opposed to our TRS, under these Canadian hotel agreements will be denominated in U.S. dollars only, we do not expect to have material amounts of currency gains in respect of our Canadian investments.

Our January 31, 2007 spin off of TA is treated for federal income tax purposes as though we disposed of each of the individual assets of TA and its principal subsidiaries in a taxable transaction in which individual asset gains, but not losses, were recognized. The amount realized on each asset in this taxable disposition is equal to the fair market value of that asset at the time of the spin off, and our tax basis in the asset was the carryover tax basis inherited from TravelCenters. For these purposes, the assets and liabilities of any TRSs are ignored, and instead the stock in the TRS is treated like any other individual asset being distributed.  Even though some of the gains we recognized on the distributed assets were not qualifying gross income under the 75% and 95% gross income tests of Section 856(c) of the Internal Revenue Code, we do not believe the recognized gains from the distribution materially affect our ability to comply with these tests.  Although our counsel, Sullivan & Worcester LLP, is unable to opine on factual matters such as the fair market value of the distributed assets at the time of the spin off, Sullivan & Worcester LLP has opined that it is more likely than not that we have been reasonable in our approach to valuations and gain computations (including valuation methodology) in connection with the spin off of TA and thus that, even if our computations should be successfully challenged so as to result in our failing the 95% gross income test, we would more likely than not qualify for the gross income tests’ relief provision described below and thereby preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; but we would expect to owe little tax in such circumstances.

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

•                  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer’s outstanding voting securities.  For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless that issuer is our TRS or the securities are “straight debt” securities or otherwise excepted as discussed below.

•                  For our 2001 taxable year and thereafter, our stock and securities in a TRS are exempted from the preceding 10% and 5% asset tests.  However, no more than 20% of our total assets may be represented by stock or securities of TRSs.

When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10 million. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

The Internal Revenue Code also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with TA.  On January 31, 2007, we spun off all the then outstanding TA common shares.  Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters and its subsidiaries for the periods ending on or before the distribution date.  Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries were immediately after the spin off (and expected to thereafter remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value.  Moreover, our lease with TA, TA’s limited liability company operating agreement, and the transaction agreement governing the spin off collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the Internal Revenue Code. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be “rents from real property” under Section 856(d) of the Internal Revenue Code, and therefore qualifying income under the 75% and 95% gross income tests described above.

Our Relationship with Our Taxable REIT Subsidiaries.  We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to a prior lease that were agreed to among us, the former tenant and the manager.  We may from time to time in the future lease additional hotels that we acquire in this manner.

In connection with lease defaults, we terminated occupancy of some of our hotels by defaulting tenants and immediately leased these hotels to our TRSs and entered into new third party management agreements for these hotels.  We may in the future employ similar arrangements if we ever again face lease or occupancy terminations.

In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as “rents from real property” under the REIT gross income tests summarized above.  In order for this to be the case, the manager engaged by the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Internal Revenue Code, and the hotels leased to the TRS must be “qualified lodging facilities” within the meaning of Section 856(d)(9)(D) of the Internal Revenue Code.  Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities.  Also included in the definition are the qualified lodging facility’s customary amenities and facilities.

For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the TRS or its affiliated REIT.  For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the TRS bearing the expenses for the operation of the qualified lodging facility, the TRS receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

In one case involving a former manager whose hotel management activities for parties unrelated to us were not as extensive as those of our current managers, we received an opinion of counsel that the particular manager should qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Internal Revenue Code, and that, although the matter is not free from doubt, it is reasonable for us to rely on such opinion for purposes of the relief provisions under the REIT gross income tests summarized above.  Although there can be no assurance in this regard, we expect that the rental income we receive from our TRSs will qualify as “rents from real property” under the REIT gross income tests.  We also took steps to qualify for the 75% and 95% gross income tests’ relief provision, including for example attaching an applicable schedule of gross income to our federal income tax returns as previously required by Section 856(c)(6) of the Internal Revenue Code.  Thus, even if the IRS or a court ultimately determines that one or more of our managers failed to operate “qualified lodging facilities” for others sufficient to qualify as an eligible independent contractor, and that this failure thereby implicated our compliance with the REIT gross income tests, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.

As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid by our TRS to us exceed an arm’s length rental rate.  Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs’ management agreements will be respected for purposes of the requirements of the Internal Revenue Code discussed above.  Accordingly, we expect that the rental income from our current and future TRSs will qualify favorably as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.

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

Acquisition of C Corporations

In 2005 we purchased a hotel in Puerto Rico.  In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset.  Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the Internal Revenue Code.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation are treated as ours for purposes of the various REIT qualification tests described above.  In our acquisitions of the stock of C corporations, we are generally treated as the successor to the acquired corporation’s federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits.  However, because we made an election under Section 338(g) of the Internal Revenue Code in respect of this acquired Puerto Rican corporation, we did not succeed to its earnings and profits, nor do we have any built-in gain in this former C corporation’s assets.

On January 31, 2007, we acquired all of the outstanding stock of TravelCenters, a C corporation.  At the time of that acquisition, this C corporation directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries.  Upon our acquisition, the acquired entities generally became either our qualified REIT subsidiaries under Section 856(i) of the Internal Revenue Code or disregarded entities under Treasury regulations issued under Section 7701 of the Internal Revenue Code.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to these acquired subsidiaries’ federal income tax attributes, such as these entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to these acquired corporate subsidiaries’ earnings and profits for federal income tax purposes, if any.

Upon completing the acquisition, we effected a restructuring of the travel center business so as to divide it between us and TA, and we then spun off TA on January 31, 2007.

Earnings and Profits.  A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of the TA Transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entities.  Thus, we need to distribute all of these earnings and profits no later than December 31, 2007. If we fail to do so, we will not qualify to be taxed as a REIT for 2007 and a number of years thereafter, unless we are able to rely on the relief provision described below.

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we have retained accountants to compute the amount of undistributed earnings and profits that we inherited in the TA Transaction.  We believe this inherited amount is not more than $20 million.  In such case, our total 2007 distributions, including the spin off of TA, are expected to be more than sufficient to distribute both our 2007 earnings and profits and the undistributed earnings and profits that we inherited in the TA Transaction.

Upon examination, the IRS may propose adjustments to our calculation of undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  If, despite our best estimates, we subsequently discover that we have inherited undistributed earnings and profits that would not be eliminated by way of our regular distributions to shareholders by December 31, 2007, then we will elect to preserve our qualification as a REIT by making a special distribution for our 2007 taxable year.  If, despite our best efforts, it is subsequently determined that we have not distributed these earnings and profits before December 31, 2007, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Any inherited C corporation earnings and profits that we distribute to our shareholders in 2007 will be additional taxable dividends, and these additional amounts will be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15%.

Built-in-Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. In the case of assets acquired in the TA Transaction, any gain subject to this tax may generally be reduced by certain net operating loss carryforwards, if any, that we inherit. Other than the assets we distributed in the spin off of TA as described above, we have no present plan or intent to dispose of any other assets acquired in the TA Transaction.  We believe that we recognized only modest taxable gains from the spin off of TA, and we also currently expect that some net operating loss carryforwards will be available to us so as to reduce or eliminate any tax that we may owe in respect of any such recognized gains.

To the extent of our gains in a taxable year that are subject to the built in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% while that rate is in effect.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

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

Taxation of U.S. Shareholders

The maximum individual federal income tax rate for long-term capital gains is generally 15% (for taxable years that begin on or before December 31, 2010) and for most corporate dividends is generally also 15% (for taxable years that begin on or before December 31, 2010).  However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  However, the 15% federal income tax rate for long-term capital gains and dividends generally applies to:

(1)                                  your long-term capital gains, if any, recognized on the disposition of our shares;

(2)                                  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a 25% federal income tax rate);

(3)                                  our dividends attributable to dividends, if any, received by us from non-REIT corporations such as TRSs; and

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

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in the shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

Effective for federal tax returns with due dates after October 22, 2004, the Internal Revenue Code imposes a penalty for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withhold by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

Some of our 2007 distributions are expected to be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares have been and will remain “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

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

Effective generally from and after 2006, a special “wash sale” rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury Regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares has been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above.  We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withhold by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

If our shares are not “United States real property interests” within the meaning of Section 897 of the Internal Revenue Code, then a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the preferred shares of others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our preferred shares may increase even if it acquires no additional preferred shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the Internal Revenue Code.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.  In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

If the U.S. shareholder has not and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any distributions paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

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

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate.  The sale of our securities to a plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the Internal Revenue Code in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions.  The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it.  A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the Internal Revenue Code or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan.  If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed.  Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

“Plan Assets” Considerations

The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  Each class of our outstanding shares has been registered under the Exchange Act.

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

Some of our returns and rents are guaranteed by parent entities or affiliates of our tenants or operators, but these guarantees may be limited or the guarantors may be unable to honor their commitments. Other security features in our management agreements and leases may not be sufficient to cover all obligations due to us.

Each management agreement or lease that we have entered into includes various terms intended to secure the payments due to us, including some or all of the following: security deposits which we received but do not escrow, subordination of management fees payable to the operator to some or all of our return or rent and full or limited guarantees from the manager’s or tenant’s parent company. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured, particularly if the profitability of our properties is at a depressed level for an extended period. Also, these security features may not be sufficient to cover all obligations due to us. We may not receive payments under certain of our guarantees because the guaranty amount is exhausted, because the guarantor’s financial condition deteriorates and it is unable to meet its obligations or for some other reason. Under the terms of some of our guarantees, the guarantors may be released if cash flows from the affected properties exceed certain threshold amounts, and such releases would be effective even if cash flows subsequently decline.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as “TRSs” under applicable REIT laws, either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers’ and tenants’ performance, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers or tenants manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers or tenants have in the past made and may in the future make decisions regarding competing properties that are not or would not be in our best interests.

In the recent past, events beyond our control, including an economic slowdown, the wars in Iraq and Afghanistan and on terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels. If these or similar events occur again or continue for substantial periods, our operating and financial results may be harmed by declines in average daily room rates or occupancy at our hotels.

The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels’ occupancy and average daily rate, or ADR. Future terrorist activities could have a similarly harmful effect on both the hotel industry and us. As a result of terrorism concerns, the wars in Iraq and Afghanistan and the impact of a recessionary economy, the U.S. hotel industry generally and our hotels specifically experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. While the performance of our hotels have improved, the uncertainty associated with the continuing war on terrorism and the possibility of future attacks may adversely impact business and leisure travel patterns and, accordingly, our business.

We are dependant on a limited number of operators for our properties and we have a high concentration of our properties with a limited number of operators and their brands.

TA leases all of our travel center properties, which constitute approximately 30% of our investments. In addition, two of our unaffiliated hotel operators operate approximately 84% of our hotel investment. If we were to have a dispute with TA or either of these two hotel operators, or if any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our profitability and cash flows.

TA’s operating margins will be narrow.

TA leases all of our travel center properties, which constitute approximately 30% of our investments. TravelCenters’ total operating revenues for the nine months ended September 30, 2006, were $3.7 billion; and TravelCenters’ cost of goods sold (excluding depreciation) and operating expenses for the same period totaled $3.5 billion. Fuel sales in particular generate low gross margins. TravelCenters’ fuel sales for the nine months ended September 30, 2006 were $3.0 billion and TravelCenters generated a gross profit on fuel sales of $111 million. A small decline in TA’s future revenues or increase in TA’s future expenses, especially revenues and expenses related to fuel, may have a material adverse effect upon TA’s income or may jeopardize TA’s ability to pay rent to us.

The price of fuel can be volatile.

TA purchases fuel at rates that fluctuate with market prices and are reset daily. TA resells fuel at rates it establishes daily. In the future, numerous factors beyond TA’s control, including global demand for fuel and other petroleum products, speculative trading, natural disasters, terrorism, wars or political events in oil producing regions of the world may result in periods of rapid fluctuations in its cost of fuel. When TA’s cost to purchase fuel increases rapidly, TA may not be able to increase its fuel sales prices at the same rate as the increase in fuel costs. When the market price of fuel declines rapidly, the value of any inventory may decline, and TA may have to sell its fuel inventory for less than what TA paid for it. Volatility in the fuel market may have a material adverse effect on TA’s income and may jeopardize TA’s ability to pay rent to us.

An interruption in TA’s fuel supplies would materially and adversely affect TA’s business.

To mitigate the risks arising from fuel price volatility, TA generally maintains limited inventories of fuel. In the future, an interruption in TA’s fuel supplies would materially and adversely affect its business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Any limitation in available fuel supplies, which causes a decline in truck freight or which limits the fuel TA can offer for sale, may have a material adverse effect on TA’s sales of fuel and non-fuel products and services or may cause TA to experience losses and jeopardize TA’s ability to pay rent to us.

If TA loses the ability to pay for fuel after delivery, TA’s working capital requirements may increase.

TA’s suppliers historically have agreed to permit TA to pay for fuel after it is delivered. These terms may be changed by TA’s suppliers. If TA’s suppliers require TA to pay for fuel prior to delivery, the working capital required to operate TA’s business will increase. An increase in TA’s working capital requirements may reduce TA’s financial flexibility, increase TA’s expenses and may cause TA to experience losses and jeopardize TA’s ability to pay rent to us.

We may be unable to access the capital necessary to repay debts or grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot use income from operations to repay debts or fund our growth. Accordingly, our business and growth strategy depends in part, upon our ability to raise additional capital at reasonable costs to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs to repay debts and to refinance our debts at or prior to their maturities and to invest at yields that exceed our cost of capital. However, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Our growth strategy is not assured and may fail.

Acquisitions that we make may not be successful.

Our business strategy contemplates additional acquisitions. We cannot assure our investors that we will be able to consummate further acquisitions or that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Also, acquisitions of properties, including our recent acquisition of TravelCenters, may not yield the returns we expect and, if financed using high cost debt or equity, may result in shareholder dilution.

We face competition for the acquisition of properties.

We compete with pension funds, private equity investors, other REITs, owner operators and other institutions who are engaged in the acquisition of hospitality properties. Some of our competitors have greater financial resources and more experienced personnel than we have. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for properties we seek to acquire. Furthermore, owners of hospitality properties who offer them for sale may find our competitors to be more attractive buyers because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

The loss of our tax status as a REIT or tax authority challenges would have significant adverse consequences to us and reduce the market price of our securities.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code, for which only limited judicial or administrative interpretations are available. We believe we have operated, and are operating, as a REIT in compliance with the Internal Revenue Code. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our bank credit facilities, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

There is no assurance that we will make distributions in the future.

We intend to continue to pay quarterly distributions to our shareholders consistent with our historical practice. However, our ability to pay distributions may be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our debt indenture. All our distributions are made at the discretion of our board of trustees and our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status and such other factors as our board of trustees may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

We may be unable to provide the funding required for the refurbishment of our properties.

Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties in some circumstances. We may have to invest more than expected in order to achieve and maintain the competitive position and future financial performance of our properties. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain these required standards, then the manager or tenant may terminate the management or lease agreement and hold us liable for damages we may have caused.

Our business dealings with our managing trustees and affiliated entities may create conflicts of interest.

We have no employees. Personnel and other services which we require are provided to us under contract by RMR. RMR is beneficially owned by our managing trustees, Barry and Adam Portnoy, who are also Chairman and President and Chief Executive Officer of RMR, respectively. In addition, John Murray, our President, Chief Operating Officer and Secretary, Mark Kleifges, our Treasurer and Chief Financial Officer, and Ethan Bornstein, our Vice President are executive officers of RMR. We pay RMR a fee based in large part upon the amount of our investments. Our agreement with RMR also provides for payment to RMR of incentive fees under certain circumstances. Any incentive fees are payable through the issuance of restricted common shares by us to RMR. Our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage sales by us. RMR also provides services to one of our tenants, TA, under a management and shared services agreement and Barry Portnoy serves as a managing director of TA. This agreement could encourage RMR to advocate we make travel center acquisitions over hotel acquisitions. RMR also acts as the manager for two other publicly owned REITs: HRPT Properties Trust, or HRPT, which primarily owns office buildings; and Senior Housing Properties Trust, or SNH, which owns senior housing properties. We were formerly a 100% owned subsidiary of HRPT. In addition, RMR provides services to Five Star Quality Care, Inc., or Five Star, under a shared services agreement, and RMR has other business interests. Barry and Adam Portnoy also serve as managing trustees of HRPT.  Barry Portnoy also serves as a managing trustee of SNH and a managing director of Five Star. These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. All of the contractual arrangements between us and RMR have been approved by our independent trustees. Each of our trustees other than Messrs. Barry and Adam Portnoy serve as a trustee or director of one or more other companies with which RMR has contractual arrangements similar to its contracts with us. We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self-advised company or by our contracting with unrelated third parties without considerable cost increases. A termination of our contract with RMR is a default under our revolving credit facility unless approved by a majority of our lenders. The fact that we believe that our relationships with RMR and our managing trustees have been beneficial to us in the past does not guarantee that these related person transactions may not be detrimental to us in the future.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement and under Maryland law may prevent our shareholders from receiving a takeover premium.

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

Some of our management agreements and leases limit our ability to sell or finance some of our properties.

Under the terms of some of our management agreements and leases, we generally may not sell, lease or otherwise transfer the properties unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets other specified conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent or the tenant’s consent under our management agreements and leases. If, in these circumstances, the manager or the tenant does not consent, we may be prevented from taking actions which might be beneficial to our shareholders.

Real estate ownership creates risks and liabilities.

Our business is subject to risks associated with real estate acquisitions and ownership, including:

•                  increased supply of similar properties in our markets;

•                  catastrophic property and casualty losses, such as losses due to wars, terrorist attacks or natural disasters, some of which may be uninsured;

•                  defaults and bankruptcies by our managers or tenants;

•                  the illiquid nature of real estate markets which impairs our ability to purchase or sell our assets rapidly to respond to anging economic conditions;

•                  management agreements or leases which are not renewed at expiration and may be replaced with management agreements with less favorable terms or relet at lower rents; and

•                  costs that may be incurred relating to maintenance and repair, and the need to make capital expenditures to maintain our properties’ values or due to contractual obligations or changes in governmental regulations, including the Americans with Disabilities Act.

Compliance with environmental laws may be costly.

Acquisition and ownership of real estate is subject to risks associated with environmental hazards.  We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. The travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA is expected to regularly incur environmental clean up costs. In the lease that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the lease. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean up at our properties, or for future environmental damages at sites we own and lease to TA. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and TA may not have sufficient resources to pay its environmental liabilities.

We have substantial debt obligations and may incur additional debt.

At December 31, 2006, we had $1.2 billion in debt outstanding, which was 33% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

On January 31, 2007, we used $1.4 billion of short term financing to partially fund the TravelCenters acquisition. As of February 26, 2007 we repaid $552 million of this debt with the net proceeds of common and preferred equity offerings. We currently anticipate repaying the remainder of this debt by the issuance of additional debt or equity securities. We believe we will be able to raise the required capital to permanently finance the TA Transaction, but there can be no assurance that long term financing will be available or, if available, will be on terms favorable to us. Our ability to raise reasonably priced capital is dependent on many factors, including some beyond our control, such as market conditions. If we are unable to access the capital markets or to raise capital at a reasonable cost, the TravelCenters acquisition may not provide any financial benefit to us and may cause us to experience losses.

If we issue secured debt or subsidiary debt, such debt will have priority claims on certain of our assets which are senior to our existing debts.

We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2006, one of our subsidiaries has $4 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt with regard to our assets pledged to secure those debts.

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

Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market does develop, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the hospitality industries generally.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets. Also, interest rate changes often affect the value of dividend paying securities.

Our revolving credit facility requires interest at variable rates and matures in October 2010. At December 31, 2006, we had no outstanding balance and $750 million available for drawing under our revolving credit facility. As we use this facility, if market interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts with respect to a portion of our variable rate debt. While these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions. Also, increases in interest rates generally reduce the value of dividend paying securities; accordingly, if interest rates rise the market value of our common and preferred shares may decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006, we owned 310 hotels. The following table summarizes certain information about our properties as of December 31, 2006.

	Number of	Undepreciated	Depreciated
Location of Properties	Properties	Carrying Value	Carrying Value
		(in thousands)	(in thousands)
United States
Alabama	4	$33,460	$25,826
Arizona	15	162,030	126,607
California	34	580,657	493,658
Colorado	4	37,415	31,116
Connecticut	1	7,486	6,582
Delaware	1	15,375	11,691
Florida	19	207,161	168,533
Georgia	22	267,490	224,733
Hawaii	1	58,149	48,229
Illinois	14	158,591	129,428
Indiana	3	31,297	23,631
Iowa	2	15,771	11,794
Kansas	4	17,886	14,810
Kentucky	1	4,898	3,878
Louisiana	1	28,272	22,997
Maryland	9	167,006	147,164
Massachusetts	13	155,874	123,096
Michigan	12	105,399	87,820
Minnesota	4	36,551	28,876
Missouri	6	89,350	62,093
Nebraska	1	6,383	4,939
Nevada	3	46,445	37,456
New Jersey	12	187,751	155,452
New Mexico	2	21,785	16,695
New York	5	95,581	81,753
North Carolina	16	136,757	109,528
Ohio	5	40,614	32,790
Oklahoma	2	16,831	13,467
Pennsylvania	10	154,511	127,185
Rhode Island	1	12,254	8,913
South Carolina	4	56,609	48,962
Tennessee	9	128,841	99,881
Texas	35	407,979	344,612
Utah	3	61,666	48,269
Virginia	21	217,483	172,701
Washington	6	83,261	66,020
West Virginia	1	7,433	6,333
Wisconsin	1	10,246	7,671
	307	3,872,548	3,175,189
Other
Ontario, Canada	2	38,166	35,526
Puerto Rico	1	131,303	123,464

Total	310	$4,042,017	$3,334,179

At December 31, 2006, fourteen of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 42 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the fourteen ground leases require minimum annual rents ranging from approximately $102,406 to $556,400 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

As described in “Item 1. Business,” on January 31, 2007, in connection with the TA Transaction we retained the real estate and related assets of 146 travel centers located in 39 states. Twenty-two of these travel centers are located in part on leased land, subject to ground leases requiring minimum annual rents of $9,287,829, which are obligations of our tenant under our lease with TA.

The physical layouts of the travel centers in the TA network vary from site to site. The majority of the developed acreage at our travel centers consists of truck and car fuel islands, separate truck and car parking lots, a main building, which contains a full service restaurant and one or more QSRs, a travel and convenience store, a truck maintenance and repair shop and other amenities. The following table summarizes the locations of the TA travel centers we own.

	Number of		Number of
Location of Properties	Travel Centers	Location of Properties	Travel Centers
Alabama	3	Nevada	3
Arizona	4	New Hampshire	1
Arkansas	2	New Jersey	3
California	8	New Mexico	5
Colorado	3	New York	5
Connecticut	3	North Carolina	2
Florida	6	Ohio	10
Georgia	8	Oklahoma	3
Idaho	1	Oregon	2
Illinois	6	Pennsylvania	8
Indiana	6	South Carolina	2
Iowa	1	Tennessee	6
Kentucky	2	Texas	11
Louisiana	3	Utah	2
Maryland	3	Virginia	4
Michigan	4	Washington	1
Minnesota	1	West Virginia	2
Mississippi	1	Wisconsin	2
Missouri	4	Wyoming	3
Nebraska	2
		Total	146

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2005	High	Low
First Quarter	$46.28	$38.00
Second Quarter	44.72	39.67
Third Quarter	45.04	40.51
Fourth Quarter	43.30	38.42

2006	High	Low
First Quarter	$46.47	$39.32
Second Quarter	44.10	40.08
Third Quarter	48.00	42.50
Fourth Quarter	51.46	46.65

The closing price of our common shares on the NYSE on February 26, 2007, was $47.09 per share.

As of February 26, 2007, there were 965 shareholders of record, and we estimate that as of such date there were in excess of 60,000 beneficial owners of our common shares.

Information about distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions
	Per Common Share
	2005	2006
First Quarter	$0.72	$0.73
Second Quarter	0.72	0.74
Third Quarter	0.73	0.74
Fourth Quarter	0.73	0.74
Total	$2.90	$2.95

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant.

Issuances of unregistered shares during the fourth quarter were as follows: on December 6, 2006, pursuant to our incentive share award plans, certain employees of our manager, RMR, received grants totaling 2,300 common shares of beneficial interest, par value $0.01 per share, valued at $50.41 per share, the closing price of our common shares on the NYSE on that day. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. Comparative results are impacted by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$879,324	$682,541	$498,122	$209,299	$79,328
Rental income	137,118	130,731	128,472	217,253	247,488
FF&E reserve income	20,299	19,767	18,147	18,000	20,830
Interest income	2,674	1,373	627	733	1,060
Gain on lease terminations	—	—	—	107,516	—
Total revenues	1,039,415	834,412	645,368	552,801	348,706

Expenses:
Hotel operating expenses	618,334	476,858	333,818	145,863	50,515
Interest	81,451	65,263	50,393	44,536	42,424
Depreciation and amortization	144,404	131,792	114,883	104,807	96,474
General and administrative	26,187	23,296	19,386	16,800	15,491
Loss on early extinguishment of debt	—	—	—	2,582	1,600
Loss on asset impairment	—	7,300	—	—	—
Total expenses	870,376	704,509	518,480	314,588	206,504
Income before gain on sale of real estate	169,039	129,903	126,888	238,213	142,202
Gain on sale of real estate	—	—	203	—	—
Net income	169,039	129,903	127,091	238,213	142,202
Preferred distributions	7,656	7,656	9,674	14,780	7,572
Excess of liquidation preference over carrying value of preferred shares	—	—	2,793	—	—
Net income available for common shareholders	$161,383	$122,247	$114,624	$223,433	$134,630

Common distributions declared	$225,927	$205,162	$193,523	$180,242	$179,504
Weighted average common shares outstanding	73,279	69,866	66,503	62,576	62,538

Per Common Share Data:
Net income available for common shareholders	$2.20	$1.75	$1.72	$3.57	$2.15
Distributions per common share	$2.95	$2.90	$2.88	$2.88	$2.87

Balance Sheet Data (as of December 31):
Real estate properties, at cost	$4,042,017	$3,626,693	$3,180,990	$3,179,507	$2,762,322
Real estate properties, net	3,334,179	3,013,686	2,624,473	2,685,208	2,336,412
Total assets	3,957,463	3,114,607	2,689,425	2,761,601	2,403,756
Debt, net of discount	1,199,830	960,372	697,505	826,126	473,965
Shareholders’ equity	2,447,540	1,855,455	1,685,873	1,645,528	1,645,020

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Hotel Industry Conditions

During 2006, the U.S. hotel industry has continued to enjoy increasing demand from an expanding economy and limited new hotel supply. For 2006, ten of our eleven combinations of hotels reported increases in revenue per available room, or RevPAR and nine of our eleven combinations of hotels reported increases in cash flow available to pay minimum returns and rents due to us. All of our management agreements and leases contain security features, such as security deposits or guarantees, which are intended to protect payments of our minimum returns and rents. However, the effectiveness of these various security features to provide uninterrupted payments to us is not assured. If any of our hotel operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows may decline and our ability to continue to pay distributions may be jeopardized.

2006 Developments

On January 6, 2006, we purchased the Harbor Court Complex in the Inner Harbor area of Baltimore, Maryland for $78,000. The Harbor Court Complex is a mixed use property comprised of the five star, five diamond Harbor Court Hotel, a 72,042 square foot office building and a 530 space seven story parking garage. The hotel has 195 guest rooms, including 22 suites, 8,000 square feet of meeting space and a roof top fitness center that includes a tennis court, squash court, indoor pool, aerobics center and spa therapy rooms. Simultaneously with this purchase, we entered an agreement with InterContinental to manage the Harbor Court Hotel under its InterContinental Hotels & Resorts® brand. We added this hotel to the combination management agreement for 13 hotels we acquired from InterContinental in 2005. As a result, our annual minimum return from this expanded combination of hotels was increased by $4,800 in 2006, $5,200 in 2007 and $5,300 per year thereafter. We agreed to invest up to $2,300 in connection with the rebranding of the Harbor Court Hotel as the InterContinental® Harbor Court Baltimore. In addition to the returns generated by the hotel component of the complex, we receive the net cash flow from the office and parking parts of the property; and we have entered into a management agreement with RMR to operate the office building and an agreement with an unaffiliated third party to manage the parking garage.

On January 25, 2006, we purchased eight hotels for $166,200 with an effective date of January 20, 2006. We also agreed to fund $17,135 of capital improvements to these hotels during the three years following closing. The eight acquired hotels include five full service Crowne Plaza® hotels, one full service Holiday Inn Select® hotel and two Staybridge Suites® hotels; they have a total of 2,188 rooms/suites and approximately 63,800 square feet of meeting space and are located in three states. Simultaneous with our purchase of these hotels, we entered a long term combination management agreement with subsidiaries of InterContinental. On April 6, 2006, we purchased two Crowne Plaza® hotels, one in Miami, Florida and the other in Philadelphia, Pennsylvania, for $63,000 and agreed to fund $7,093 of capital improvements to these hotels during the three years following closing. These hotels have 749 rooms/suites and over 23,000 square feet of meeting space. We added these hotels to the combination management agreement with InterContinental for the eight hotels we acquired in January 2006. The annual amount payable to us for all ten hotels as a minimum return under the management contract is $18,336 in 2006, $20,306 in 2007, $21,130 in 2008 and approximately $21,541 thereafter, after the full $24,228 of planned hotel improvements have been funded by us. In addition, we are entitled to receive additional return payments, a percentage of gross revenue over threshold amounts starting in 2008 and the cash flow remaining after the payment of base and incentive management fees. The management agreement extends through 2030, and InterContinental has two, all or none, renewal options for 15 years each. The obligation to pay the minimum return under the management agreement is supported by a limited guaranty from InterContinental until the operations at these hotels reach negotiated levels. The agreement requires a reserve for capital expenditures starting in 2008.

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

Subsequent Events

On January 31, 2007, we completed our acquisition of TravelCenters for approximately $1,900,000 pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended, among TravelCenters, us, one of our former subsidiaries and Oak Hill Capital Partners, L.P., solely in its capacity as the representative for the stockholders of TravelCenters. Upon completion of the acquisition, we restructured the business of TravelCenters and distributed all of the common shares of our former subsidiary, TA, to our shareholders in a spin off transaction.

As a part of the restructuring of TravelCenters which occurred in connection with the TA Transaction, on January 31, 2007:

•                  TravelCenters became a subsidiary of our subsidiary, TA;

•                  certain real property interests of 146 travel centers that were operated by TravelCenters and all trademarks, tradenames and certain other assets used in connection with the travel center business with an estimated total value of approximately $1,680,000 were transferred to subsidiaries of ours that were not owned by TA;

•                  TA became the owner of all of the working capital of TravelCenters, including current assets (primarily consisting of cash, receivables and inventory) net of current liabilities (primarily consisting of trade payables and accrued liabilities);

•                  we contributed cash to TA so that the sum of its current assets, net of current liabilities, was $200 million;

•                  TA became the owner of one travel center in Ontario, Canada, the operator of two travel centers leased from owners other than us, the manager of one travel center for an owner other than us, the franchisor of 13 travel centers owned and operated by third parties and the owner of certain other assets historically owned and used by TravelCenters;

•                  we entered into a lease of the 146 travel centers we acquired and certain related assets with TA; and

•                  TA commenced operating the travel center business formerly conducted by TravelCenters.

After giving effect to this restructuring, on January 31, 2007, we distributed all of the shares of TA to our common shareholders of record on January 26, 2007. Shareholders were entitled to receive one TA common share for every ten of our common shares owned on the record date. Fractional shares were issued as necessary.  TA’s common shares are listed on the American Stock Exchange under the symbol “TA”. We expect to record a charge of between $2,500 and $3,000 in the first quarter of 2007 related to costs incurred in connection with the spin off transaction.

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments. The annual minimum rent due to us under this agreement is $153,500, $157,000, $161,000, $165,000, $170,000 and $175,000 in each of the first five years of the agreement and for the remaining years thereafter, respectively. Starting in 2012, the lease requires TA to pay us as additional rent 3% of increases in non-fuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over 2011 gross revenue amounts. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index. Our lease agreement with TA expires on December 31, 2022.

We have agreed to provide up to $25,000 of funding annually for the first five years of the lease for certain specified improvements to the leased travel centers. This funding is cumulative and may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements purchased with this funding will be owned by us. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125,000, in return for minimum annual rent increases equal to a minimum of 8.5% of the amount we fund.

Management Agreements and Leases

At December 31, 2006, each of our 310 hotels is included in one of eleven combinations of hotels of which 201 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 109 are leased to third parties. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased properties. Additional information regarding the terms of our management agreements and leases is included in the table on pages 53 and 54.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	For the year ended December 31,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Hotel operating revenues	$879,324	$682,541	$196,783	28.8%
Rental income:
Minimum rent	131,421	126,829	4,592	3.6%
Percentage rent	5,697	3,902	1,795	46.0%
FF&E reserve income	20,299	19,767	532	2.7%
Interest income	2,674	1,373	1,301	94.8%

Hotel operating expenses	618,334	476,858	141,476	29.7%
Interest expense	81,451	65,263	16,188	24.8%
Depreciation and amortization	144,404	131,792	12,612	9.6%
General and administrative	26,187	23,296	2,891	12.4%
Loss on asset impairment	—	7,300	(7,300)	—

Net income	169,039	129,903	39,136	30.1%
Net income available for common shareholders	161,383	122,247	39,136	32.0%
Weighted average shares outstanding	73,279	69,866	3,413	4.9%
Net income available for common shareholders per common share	$2.20	$1.75	$0.45	25.7%

The increase in hotel operating revenues was caused by the increase in the number of managed hotels in 2006 due to our January and April 2006 hotel acquisitions and the general increase in hotel revenues at most of our managed hotels due to strengthening of the lodging market that has resulted in improved average daily room rate, or ADR, at most of our managed hotels partially offset by lower revenues at certain of our managed hotels as a result of renovations in 2006. Additional operating statistics of our hotels is included in the table on page 55.

The increase in hotel operating expenses was caused by the increase in the number of managed hotels in 2006 due to our January and April 2006 hotel acquisitions and the general increase in the cost of labor and utilities in 2006.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $20,029 and $13,568 in 2006 and 2005, respectively.

Certain of our managed hotels had net operating results that were $3,542 and $2,491 less than the minimum returns due to us in 2006 and 2005, respectively. These amounts are reflected in our consolidated statement of income as a net reduction to hotel operating expenses in these years because the minimum returns were funded by our managers.

The increase in minimum rental income is primarily a result of the increased minimum rents resulting from our funding of improvements at certain of our leased hotels in 2006 and the acquisition of the Harbor Court office building in January 2006. The increase in percentage rental income is the result of increased sales at our leased hotels.

FF&E reserve income represents amounts paid by our tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in 2006 versus 2005 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants as FF&E reserve income.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2006.

The increase in interest expense is primarily due to higher average borrowings as a result of our hotel acquisitions, which was partially offset by a lower weighted average interest rate during 2006 than in 2005.

The increase in depreciation and amortization is due principally to the depreciation of 12 hotels acquired during 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of a hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2006.

We recorded a $7,300 loss on asset impairment to reduce the carrying value of our Prime HotelSM in Atlanta, Georgia to its net realizable value less cost to sell in the 2005 second quarter. We sold this hotel on September 30, 2005, for $3,227.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activity discussed above. On a per share basis, the percentage increase in net income available for common shareholders was lower due to our issuance and sale of a total of 14.3 million common shares in July and December 2006 and the sale of 4.7 million shares in June 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	For the year ended December 31,
	2005	2004	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Hotel operating revenues	$682,541	$498,122	$184,419	37.0%
Rental income:
Minimum rent	126,829	125,669	1,160	0.9%
Percentage rent	3,902	2,803	1,099	39.2%
FF&E reserve income	19,767	18,147	1,620	8.9%
Interest income	1,373	627	746	119.0%

Hotel operating expenses	476,858	333,818	143,040	42.8%
Interest expense	65,263	50,393	14,870	29.5%
Depreciation and amortization	131,792	114,883	16,909	14.7%
General and administrative	23,296	19,386	3,910	20.2%
Loss on early extinguishment of debt	7,300	—	7,300	—
Gain on sale of real estate	—	203	(203)	—

Net income	129,903	127,091	2,812	2.2%
Net income available for common shareholders	122,247	114,624	7,623	6.7%
Weighted average shares outstanding	69,866	66,503	3,363	5.1%
Net income available for common shareholders per common share	$1.75	$1.72	$0.03	1.7%

The increase in hotel operating revenues was caused by the increase in the number of managed hotels in 2005 due to our February and May 2005 hotel acquisitions and the increase in revenues is attributable primarily to the improving lodging market that has resulted in improved occupancy and ADR at many of our hotels, which was partially offset by lower revenues at our former Prime HotelsSM during their transition to Carlson branded operations during 2005. Additional operating statistics of our hotels is included in the table on page 55.

The increase in hotel operating expenses was caused by the increase in the number of managed hotels in 2005 due to our February and May 2005 hotel acquisitions and a result of higher hotel occupancies and increases in the cost of labor and utilities in 2005.

We recognized additional returns of $13,568 and $1,397 in 2005 and 2004, respectively.

Certain of our managed hotels had net operating results that were $2,491 and $10,595 less than the minimum returns due to us in 2005 and 2004, respectively. These amounts are reflected in our consolidated statement of income as a net reduction to hotel operating expenses in these years because the minimum returns were funded by our managers.

The increase in minimum rental income is primarily a result of the initiation of a new lease for our hotel in San Juan, Puerto Rico in February 2005, and the increase in minimum rents resulting from our funding of improvements at certain of our leased hotels in 2005 and 2004. This increase was partially offset by the elimination of $5,222 of minimum rent for seven of our hotels which were leased to third parties for a portion of 2004 but are now managed for our account. The increase in percentage rental income is the result of increased sales at our leased hotels.

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

The increase in interest expense is primarily due to higher average borrowings as a result of our hotel acquisitions, which was partially offset by a lower weighted average interest rate during 2005 than in 2004.

The increase in depreciation and amortization is due principally to the depreciation of 14 hotels acquired during 2005 and the impact of the purchases in 2005 and 2004 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of two hotels in April 2004 and September 2005 and certain assets becoming fully depreciated assets during 2005 and 2004.

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

Liquidity and Capital Resources

Our Operators and Tenants

All of our hotels and travel centers are operated under management agreements or leases with unrelated third party operating companies. All costs of operating and maintaining our hotels are paid by the third party managers as agents for us or by third party tenants for their own account. These third parties derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 53 and 54. Assuming our eleven operating agreements in place at December 31, 2006, were in place during all of 2006, ten of these combinations, representing 286 properties, generated coverage using historical operating results of at least 1.0x. The remaining combination, representing 24 hotels, generated coverage of 0.80x in 2006; approximately half the hotels in this combination are undergoing significant renovations that had a negative impact on the operating results of this combination during the last six months of 2006. We expect hotels in this combination to be under renovation through the first nine months of 2007.

Three hundred thirty-one (331) of our properties, representing 73% of our total investments at cost as of February 26, 2007, in eight combinations are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As of February 26, 2007, all payments due, including those payments due under the combination management agreement whose hotels generated less than 1.0x coverage during 2006, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our property operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows will decline.

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

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999, federal legislation known as the REIT Modernization Act, or the RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates. As, and if, the financial performance of the hotels operated for the account of our TRS improves, these taxes may become material. Also, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements at our hotels. During 2006 our managers and tenants contributed $48,796 to these accounts. As of December 31, 2006, there was approximately $27,365 on deposit in these escrow accounts, of which $27,363 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $2 is held in an account owned by one of our tenants and is not reflected on our balance sheet; but we have security and remainder interests in the account owned by this tenant. During 2006, $130,365 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our properties in excess of amounts available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increases by a percentage of the amount we fund. During 2006, we funded $72,556 for capital improvements to our hotels in addition to FF&E reserve fundings.

FF&E escrow deposits are not required under our travel centers lease with TA. However, TA is required to maintain the leased travel centers in good order and repair, including structural and non-structural components and we have agreed to provide up to $25,000 per year for capital improvements to the leased properties for the first five years of the lease term or thereafter on a cumulative basis. TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases.

During 2006, we funded $32,157 for improvements to our Marriott International, Inc., or Marriott, branded hotel portfolios using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $5,000 for improvements to our four Marriott branded hotel portfolios throughout 2007 with funds from our existing cash balances or borrowings under our revolving credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced by approximately 10% of the funded amounts per year. As of December 31, 2006, $29,500 has been funded, and we expect to fund an additional approximately $49,300 throughout 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels by approximately 10% of the funded amounts per year. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of December 31, 2006, $36,563 has been funded. We funded $14,898 of this amount during 2006, and we expect to fund approximately $1,000 throughout 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental we agreed to pay $25,000 during the three years following closing to fund improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay $15,000 in December 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

On January 6, 2006, we acquired the Harbor Court Complex in Baltimore, Maryland for $78,000 using cash on hand and borrowings under our revolving credit facility. Pursuant to the agreement we entered with InterContinental for the management of the Harbor Court Hotel, we agreed to fund $2,300 for rebranding and other improvements during the two years following closing. As of December 31, 2006, $1,000 had been funded and we expect to fund an additional $1,300 in December 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

On January 25, 2006, we acquired eight hotels for $166,200 using borrowings under our revolving credit facility. Pursuant to the agreement we entered with InterContinental for the management of these hotels, we agreed to fund $17,135 for capital improvements during the three years following closing. We funded $6,854 in January 2007, and expect to fund $6,854 in January 2008 and $3,427 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

On April 6, 2006, we acquired two Crowne Plaza® hotels for $63,000 using borrowings under our revolving credit facility. We agreed to fund $7,093 for capital improvements to these hotels during the three years following closing. We funded $2,837 in January 2007, and expect to fund $2,837 in January 2008 and $1,419 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

On April 13, 2006, we acquired a Staybridge Suites® for $21,000 using borrowings under our revolving credit facility.

Pursuant to the January 2007 lease we entered with TA, we have agreed to provide up to $125,000 for certain specified improvements to the leased travel centers which may be drawn by TA from us in subsequent years until December 2015. There will be no adjustment in our minimum rent as we fund these amounts. We expect to fund these amounts using funds from our existing cash balances or borrowings under our revolving credit facility.

On January 17, 2006, April 17, 2006, July 17, 2006 and October 16, 2006, we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively. On December 1, 2006, we declared a distribution of $0.5546875 per Series B preferred share with respect to the fourth quarter of 2006 and paid it to shareholders on January 16, 2007. These distributions were funded using cash on hand and borrowings under our revolving credit facility.

On February 16, 2006, May 11, 2006, August 17, 2006 and November 16, 2006, we paid a $0.73, $0.73, $0.74 and $0.74 per share distribution to our common shareholders for the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively. These distributions were funded using cash on hand and borrowings under our revolving credit facility. On January 4, 2007, we declared a distribution of $0.74 per common share with respect to the fourth quarter of 2006 and paid it to shareholders on February 15, 2007. These distributions were funded using cash on hand and borrowings under our revolving credit facility.

On June 15, 2006, we issued $275,000 of 6.3% senior notes due 2016. Net proceeds from this offering of $271,937 after discounts and other expenses were used to reduce borrowings under our revolving credit facility.

On July 26, 2006, we sold 2,000,000 of our common shares at a price of $43.66 per share in a public offering. On July 28, 2006, we sold an additional 300,000 common shares at a price of $43.66 per share pursuant to an option we granted to the underwriters. Net proceeds from these sales of approximately $95,823 after discounts and other expenses were used to repay borrowings outstanding under our revolving credit facility and for general business purposes.

On December 22, 2006, we sold 12,000,000 of our common shares at a price of $47.51 per share in a public offering. On January 5, 2007, we sold an additional 1,800,000 common shares at a price of $47.51 per share pursuant to an option we granted to the underwriters. Net proceeds from these sales of approximately $627,215 after discounts and other expenses were used to repay borrowings outstanding under our revolving credit facility and to partially fund the TA Transaction.

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. The Acquisition Facility permits only a single borrowing, and the stated maturity date of the borrowing is January 30, 2008. Borrowings under the Acquisition Facility are unsecured. We are required to prepay a stated portion of outstanding borrowings under the Acquisition Facility upon the occurrence of events, including certain equity or debt issuances and asset sales. The annual interest rate on borrowings under the Acquisition Facility is computed at LIBOR plus a premium, subject to adjustment based on changes to our credit ratings. The initial annual interest rate of the Acquisition Facility was 6.02%.

The total consideration we paid to acquire TravelCenters was approximately $1,900,000. The cash purchase price and the capitalization of TA were funded primarily by a $1,400,000 borrowing under the Acquisition Facility and the approximately $627,776 net proceeds from our issuance of 13,800,000 common shares of beneficial interest in December 2006 and January 2007 as described above.

On February 16, 2007, we sold 5,000,000 of our common shares at a price of $47.67 per share in a public offering. On February 23, 2007, we sold an additional 750,000 common shares at a price of $47.67 per share pursuant to an option we granted to the underwriters. Net proceeds from these sales, after underwriting and other estimated offering expenses, were $261,810. We used these proceeds to reduce borrowings under the Acquisition Facility.

On February 21, 2007, we sold 12,000,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering.  Net proceeds from this offering, after underwriting and other estimated offering expenses, were $290,250. We used these proceeds to reduce borrowings under the Acquisition Facility. Each of our Series C preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($300,000 in aggregate). Series C preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after February 15, 2012. On February 22, 2007, the underwriters partially exercised a 30 day option to purchase additional Series C preferred shares from us to cover overallotments. As a result, we expect to issue 700,000 Series C preferred shares on February 28, 2007 and to receive net proceeds after underwriting and other estimated offering expenses of $16,949.

As of February 26, 2007, we had $848,000 outstanding under the Acquisition Facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. On August 22, 2006, we amended and extended the maturity of our unsecured revolving credit facility. As a result of the amendment, the maturity date was extended to October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility was reduced to LIBOR plus 55 basis points (5.9% per annum at December 31, 2006). Certain financial and other covenants in the facility were amended to reflect current market conditions. Borrowings under the revolving credit facility can be up to $750,000 and the revolving bank credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of December 31, 2006, we had zero outstanding under our revolving credit facility.

At February 26, 2007, we had approximately $13,887 of cash and cash equivalents and $670,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund the repayment of the Acquisition Facility and future property acquisitions.

Our term debt maturities (other than our revolving credit facility and the Acquisition Facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012, $300,000 in 2013, $300,000 in 2015 and $300,000 in 2016. As of December 31, 2006, we had one mortgage note we assumed in connection with our acquisition of a hotel with a current principal balance of $3,700. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. The mortgage note became prepayable at a premium to face value on September 1, 2005. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

When amounts are outstanding on our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but does not assure that there will be buyers for such securities. Although there can be no assurance that we will complete any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities, with which to finance future acquisitions and capital expenditures and to pay our debt and other obligations.

As of December 31, 2006, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,203,700	$71	$150,161	$53,468	$1,000,000
Purchase Obligation (1)	1,900,000	1,900,000	—	—	—
Ground Lease Obligations (2)	72,358	2,154	4,225	4,034	61,945
Capital improvements (3)	95,828	81,291	14,537	—	—
Total	$3,271,886	$1,983,516	$168,923	$57,502	$1,061,945

(1)             On January 31, 2007, we purchased TravelCenters of America, Inc. for approximately $1,900,000. As of February 26, 2007, we had borrowings of $848,000 outstanding under the Acquisition Facility used to partially fund the acquisition. The Acquisition Facility matures on January 30, 2008.

(2)             Fourteen of our hotels are on leased land. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. On January 31, 2007, we acquired 22 travel centers which are located on leased land; the total ground lease obligations for these travel center locations is $105,266, of which $9,288 is due within one year.

(3)             Represents amounts we expect to fund in addition to recurring FF&E reserve funding from hotel operations.

As of December 31, 2006, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2006, our secured debt obligations were limited to one mortgage note of $3,700 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at December 31, 2006, consist of our revolving credit facility, our $1,200,000 of publicly issued term debt and our $3,700 mortgage note. Our public debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2006, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement. Subsequent to December 31, 2006, our debt obligations also included the Acquisition Facility. At February 26, 2007, the Acquisition Facility had an outstanding balance of $848,000. The Acquisition Facility contains financial ratio covenants and requirements similar to those in our revolving credit facility. As of February 26, 2007, we were in compliance with all of our covenants under our indenture and its supplements, our revolving credit facility and Acquisition Facility agreements.

None of our indenture and its supplements, our revolving credit facility nor the Acquisition Facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement and the Acquisition Facility, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our credit facility.

Related Person Transactions

As more fully described above, on January 31, 2007, we acquired TravelCenters and, in connection with the acquisition, restructured the business of TravelCenters, distributed all of the common shares of our former subsidiary, TA, to our shareholders in a spin off transaction, and leased 146 travel centers to TA for a total annual minimum rent of $153,500. In order to effect the reorganization and spin off, we entered into a transaction agreement effective as of January 29, 2007, with TA and RMR. That agreement provided for certain of the steps in the restructuring of the TravelCenters business and the spin off. In addition, under this agreement TA entered into a management and shared services agreement with RMR, TA granted to us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest it owns or acquires in a travel center before it is sold, leased, mortgaged or otherwise financed with another party, and TA agreed to indemnify us for liabilities relating to its business and operations for periods before and after the spin off and for liabilities relating to the ownership and operation of the leased travel centers which arise during the term of our lease with TA. Barry M. Portnoy, one of our managing trustees, is a managing director of TA, and Thomas M. O'Brien, an officer of RMR, is the other managing director of TA. Arthur G. Koumantzelis, who was one of our independent trustees prior to the spin off, serves as an independent director of TA.

RMR originates and presents investment opportunities to our board and provides management and administrative services to us under an agreement. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 and 0.5% thereafter, plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fee payable to RMR is paid in our common shares. As described above, on January 6, 2006, we entered into a management agreement with RMR to operate the office building component of our Harbor Court Complex. Fees paid to RMR under this management agreement are based on a formula, generally 3% of gross collected rents as a property management fee and 5% of gross construction costs as a construction management fee. Aggregate fees earned by RMR during 2006 for services were $21,378, which includes an incentive fee of $1,487 which we plan to pay later in 2007 through the issuance of 29,928 of our common shares. RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services. Our pro rata share of RMR’s costs in providing that function was $173 in 2006. Our audit committee appoints our director of internal audit and our compensation committee approves his salary. Our compensation committee also approves the costs we pay.  All transactions between us and RMR are approved by our compensation committee. Both our audit and compensation committees are 100% composed of trustees who are independent of RMR.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our four most critical accounting policies concern our investments in hospitality related real estate and are as follows:

Classification of Leases. Certain of our properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital lease or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate present value discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

Allocation of Purchase Price and Recognition of Depreciation Expense. The acquisition cost of each property investment is allocated to various property components such as land, buildings and furniture, and each component generally has a different useful life. For hospitality related real estate acquired subsequent to June 1, 2001, the effective date of Statement of Financial Accounting Standards No. 141, “Business Combinations”, we allocate the value of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Acquisition cost allocations and the determination of the useful lives are based on our estimates or, under some circumstances, studies from independent experts. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The value of intangible assets is amortized over the term of the respective lease or the affected contract. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by accounting principles generally accepted in the United States.

Impairment of Assets. We periodically evaluate our real estate investments for impairment indicators. These indicators may include weak or declining operating profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related investment by comparing it to the expected future undiscounted cash flows to be generated from that investment. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

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

These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, the ability of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties operate. In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Property Management Agreements, Leases and Operating Statistics

As of February 26, 2007, we owned 310 hotels and 146 travel centers which are grouped into twelve combinations. Our eleven hotel combinations are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village LLC, or Homestead. Our 146 travel centers are leased to and operated by TA.

The tables on the following pages summarize the key terms of our leases and management agreements as of February 26, 2007, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include occupancy, ADR, revenue per day per available room, or RevPAR, and coverage of our minimum returns or minimum rents. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Homestead Studio Suites®	Staybridge Suites®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Homestead	InterContinental (no. 1)

Number of Properties:	53	18	35	19	18	31

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	2,399	3,844

Number of States:	24	14	15	14	5	16

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.	Subsidiary of InterContinental.

Investment (000s) (1):	$581,223	$188,727	$472,410	$274,222	$145,000	$436,708

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960	$36,872 (8)

End of Current Term:	2012	2010	2019	2015	2015	2031

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.	2 for 12.5 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$58,010	$18,854	$49,034	$28,508	$15,960	$37,777

Additional Return:	—	—	$1,173 (4)	—	—	—

Percentage Return / Rent (5):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	10.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06 revenues.

Return / Rent Coverage (6)(7):
Year ended 12/31/06:	1.49x	1.34x	1.11x	1.21x	1.46x	1.07x
Year ended 12/31/05:	1.41x	1.13x	1.03x	0.99x	1.46x	0.91x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.	Limited guarantee provided by InterContinental.

(1)             Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(2)             Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of properties.

(3)             Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Hotel management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(4)             This agreement provides for annual additional return payment to us of $1,173 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve and payment of our minimum return and percentage return.

(5)             Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(6)             We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.

(7)             For the hotels managed by Marriott, the data presented is for the comparable fiscal years ended December 30, 2005, and December 31, 2004.

(8)             The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	Candlewood Suites ®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	AmeriSuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	TravelCenters of America (1)	Total/ Range/ Average (all investments) (1)
Agreement Reference Name:	InterContinental (no. 2)	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA	12

Number of Properties:	76	14	10	24	12	146	456

Number of Rooms / Suites:	9,220	4,139	2,937	2,929	2,262	— (10)	45,656 (10)

Number of States:	29	7 plus Ontario and Puerto Rico	5	14	7	39	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.

Manager:	Subsidiary of InterContinental.	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.

Investment (000s) (2):	$590,250	$496,000	$238,891	$283,850	$210,757	$1,680,000 (11)	$5,598,038

Security Deposit (000s):	—	$36,872 (3)	$36,872 (3)	—	—	—	$185,304

End of Current Term:	2028	2029	2030	2030	2030	2022	2010-2030 (average 16 years)

Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	N/A

Annual Minimum Return / Minimum Rent (000s) (5):	$50,000	$42,873	$19,482	$20,750	$11,535	$153,500 (12)	$506,283

Additional Return:	$10,000 (6)	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return. (7)	50% of cash flow in excess of minimum return. (7)	—	$16,381

Percentage Return / Rent (8):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.

Return / Rent Coverage (9):
Year ended 12/31/06:	1.35x	1.37x	1.51x	0.80x	1.36x	N/A	0.80x — 1.51x
Year ended 12/31/05	1.33x	1.29x	1.29x	1.03x	0.90x	N/A	0.90x — 1.46x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.

(1)             Amounts give effect to the TA Transaction on January 31, 2007.

(2)             Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.

(3)             The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

(4)             Renewal options may be exercised by the manager or tenant for all, but not less than all, of the hotels within each combination of properties.

(5)             Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Hotel management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

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

(8)             Certain of our management agreements and leases provides for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(9)             We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain properties and prior to commencement of operating agreements.

(10)       21 of the TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.

(11)       Based on preliminary purchase price allocation.

(12)       The amount of minimum rent payable to us by TA is scheduled to increase to $157,000, $161,000, $165,000, $170,000 and $175,000 on January 31, 2008, 2009, 2010, 2011 and 2012, respectively.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated:

	No. of	No. of
Management Agreement/Lease	Hotels	Rooms/Suites	2006(1)	2005(1)	Change
ADR
Marriott (no. 1)	53	7,610	$117.76	$108.15	8.9%
Marriott (no. 2)	18	2,178	112.81	101.36	11.3%
Marriott (no. 3)	35	5,382	110.34	101.33	8.9%
Marriott (no. 4)	19	2,756	114.74	102.64	11.8%
InterContinental (no. 1)(2)	29	3,554	104.38	96.71	7.9%
InterContinental (no. 2)	76	9,220	66.50	61.03	9.0%
InterContinental (no. 3)(3) (4)	14	4,139	134.49	122.97	9.4%
InterContinental (no.4)(3)	10	2,937	101.22	90.19	12.2%
Hyatt(4)	24	2,929	82.02	75.45	8.7%
Carlson(3) (4)	12	2,262	92.73	81.64	13.6%
Homestead	18	2,399	61.70	56.44	9.3%
Total/Average	308	45,366	$99.00	$90.28	9.7%

Occupancy
Marriott (no. 1)	53	7,610	69.3%	70.9%	-1.6 pts
Marriott (no. 2)	18	2,178	79.9%	81.3%	-1.4 pts
Marriott (no. 3)	35	5,382	75.4%	77.5%	-2.1 pts
Marriott (no. 4)	19	2,756	73.2%	72.8%	0.4 pts
InterContinental (no. 1)(2)	29	3,554	76.0%	77.8%	-1.8 pts
InterContinental (no. 2)	76	9,220	75.7%	75.0%	0.7 pts
InterContinental (no. 3)(3) (4)	14	4,139	75.1%	74.1%	1.0 pts
InterContinental (no.4)(3)	10	2,937	71.8%	70.7%	1.1 pts
Hyatt(4)	24	2,929	61.1%	67.2%	-6.1 pts
Carlson(3) (4)	12	2,262	63.6%	49.6%	14.0 pts
Homestead	18	2,399	70.7%	77.3%	-6.6 pts
Total/Average	308	45,366	72.5%	73.0%	-0.5 pts

RevPAR
Marriott (no. 1)	53	7,610	$81.61	$76.68	6.4%
Marriott (no. 2)	18	2,178	90.14	82.41	9.4%
Marriott (no. 3)	35	5,382	83.20	78.53	5.9%
Marriott (no. 4)	19	2,756	83.99	74.72	12.4%
InterContinental (no. 1)(2)	29	3,554	79.33	75.24	5.4%
InterContinental (no. 2)	76	9,220	50.34	45.77	10.0%
InterContinental (no. 3)(3) (4)	14	4,139	101.00	91.12	10.8%
InterContinental (no.4)(3)	10	2,937	72.68	63.76	14.0%
Hyatt(4)	24	2,929	50.11	50.70	-1.2%
Carlson(3) (4)	12	2,262	58.98	40.49	45.7%
Homestead	18	2,399	43.62	43.63	0.0%
Total/Average	308	45,366	$71.78	$65.90	8.9%

(1)          Includes data for the calendar year indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.

(2)          Excludes operating statistics of one hotel which was closed from May 2005 through May 2006 due to fire damage and a newly developed hotel acquired in April 2006.

(3)          Includes data for periods prior to our ownership of certain hotels.

(4)          Includes data for periods hotels were not operated by the current manager.

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ ability to meet their contractual obligations to us.

Impact of Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers’ or tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents. To mitigate the adverse impact of insufficient income at our properties, all of our operating agreements contain security features, such as security deposits, or, guarantees of our returns or rents. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future; the decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

As of December 31, 2006, our outstanding publicly tradable debt consisted of six issues of fixed rate, senior unsecured notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
$1,200,000		$76,576

No principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $7,658. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2006, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $36,086.

Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make-whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

At December 31, 2006, we had one mortgage payable secured by a hotel in Wichita, Kansas, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year for a fee. At December 31, 2006, we had no outstanding balance and $750,000 available for drawing under our revolving credit facility. In connection with the TA Transaction, we entered into the Acquisition Facility.  At December 31, 2006, we had no outstanding balance under the Acquisition Facility. Repayments under these agreements may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements and are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $80,000 under our revolving credit facility was 5.87% per annum and on our indebtedness of $848,000 under the Acquisition Facility was 6.02% at February 26, 2007. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of February 26, 2007:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At February 26, 2007	6.01%	$928,000	$55,773
10% increase	6.61%	$928,000	$61,341
10% reduction	5.41%	$928,000	$50,205

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or Acquisition Facility.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2006 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our assessment of our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR. Our code of business conduct and ethics is posted on our website, www.hptreit.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy. We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions on our website.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under either our 1995 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 750 shares per year as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our board of trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2006.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None.	None.	2,799,306

Equity compensation plans not approved by security holders	None.	None.	2,799,306

Total	None.	None.	2,799,306

(1)           The 1995 Incentive Share Award Plan was approved by our shareholder at that time; the 2003 Incentive Share

Award Plan was approved by our Board of Trustees. Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 3,128,791; and 2,799,306 represents the combined total shares available under both plans on December 31, 2006.

Payments by us to RMR are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Related Person Transactions”. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibits

3.1                                 Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 24, 2006)

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

3.5                                 Articles Supplementary dated February 15, 2007. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED February 15, 2007)

3.6                                 Composite copy of Amended and Restated Bylaws of the Company, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 10, 2004)

4.1                                 Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

4.2                                 Form of temporary 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED DECEMBER 5, 2002)

4.3                                 Form of temporary 7% Series C Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 15, 2007)

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

4.9                                 Supplemental Indenture No. 7 dated as of January 24, 2003 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company’s 6 3/4% Senior Notes due 2013, including form of thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

4.10                           Supplemental Indenture No. 8 dated as of February 15, 2005 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company’s 5 1/8% Senior Notes due 2015, including form of thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

4.11                           Supplemental Indenture No. 9 dated as of June 15, 2006 between the Company and U.S. Bank National Association, as successor trustee, relating to the Company’s 6.30% Senior Notes due 2016, including form of thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2006)

4.12                           Rights Agreement, dated as of May 20, 1997, between the Company and State Street Bank and Trust Company, as Rights Agent. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 29, 1997)

4.13                           Appointment of Successor Rights Agent, dated as of December 13, 2004, by and between the Company and Wells Fargo Bank, National Association. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED DECEMBER 13, 2004)

8.1                                 Opinion of Sullivan & Worcester LLP as to certain tax matters. (FILED HEREWITH)

10.1                           Amended and Restated Advisory Agreement, dated January 1, 2006, by and between Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005)

10.2                           Master Management Agreement, dated as of January 6, 2006, by and among Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 6, 2006)

10.3                           Summary of Trustee Compensation (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 24, 2006)

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

10.9                           Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

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

10.16                     Management Agreement, dated as of October 27, 2003, by and between HPT TRS IHG-1, Inc. (“HPT TRS IHG-1”) and InterContinental (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED OCTOBER 27, 2003)

10.17                     First Amendment to Management Agreement, dated as of February 16, 2005, by and between HPT TRS IHG-1 and InterContinental. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004)

10.18                     Amended and Restated Purchase and Sale Agreement, dated as of February 9, 2005, by and among BHR Texas, L.P., InterContinental, Crowne Plaza LAX, LLC, Holiday Pacific Partners Limited Partnership, 220 Bloor Street Hotel, Inc. and Staybridge Markham, Inc., as sellers, and HPT IHG-2, as buyer. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

10.19                     First Amendment to Amended and Restated Purchase and Sale Agreement, dated December 21, 2006, by and among BHR Texas, L.P., InterContinental, Crowne Plaza LAX, LLC, Holiday Pacific Partners Limited Partnership, and HPT IHG-2.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.20                     Amended and Restated Stock Purchase Agreement, dated as of February 9, 2005, by and between Six Continents International Holdings, B.V., as seller, and HPT IHG-2, as buyer. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

10.21                     Lease Agreement, dated as of February 16, 2005, by and among HPT IHG PR, Inc. (“HPT IHG PR”) and InterContinental Hotels (Puerto Rico) Inc. (“IHG PR”). (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004)

10.22                     First Amendment to Lease Agreement, dated December 21, 2006, by and among HPT IHG PR and IHG PR.

(INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.23                     Assumption, Termination and Amendment Agreement among InterContinental Hotels Limited, InterContinental Hotels Group PLC, HPT TRS IHG-1, HPT TRS IHG-2, HPT IHG PR and the Company dated July 1, 2005. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005)

10.24                     Amended and Restated Management Agreement, dated as of January 6, 2006, by and among HPT TRS IHG-2, Inc. (“HPT TRS IHG-2”), IHG Management (Maryland) LLC (“IHG Maryland”) and Intercontinental Hotels Group (Canada), Inc. (“IHG Canada”). (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 6, 2006)

10.25                     First Amendment to Amended and Restated Management Agreement, dated December 21, 2006, by and among HPT TRS IHG-2, IHG Maryland, and IHG Canada.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.26                     Amended and Restated Deposit Agreement, dated as of January 20, 2006, by and among HPT TRS IHG-1, HPT TRS IHG-2, HPT TRS IHG-3, Inc. (“HPT TRS IHG-3”), InterContinental, IHG Maryland and IHG Canada (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005)

10.27                     Second Amended and Restated Consolidated Guaranty Agreement, dated as of January 20, 2006, made by Intercontinental Hotels Group plc for the benefit of HPT TRS IHG-1, HPT TRS IHG-2, HPT TRS IHG-3, HPT IHG PR and the Company. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005)

10.28                     First Amendment to Second Amended and Restated Consolidated Guaranty Agreement, dated as of December 21, 2006, made by InterContinental Hotel Groups PLC, HPT TRS IHG-1, HPT TRS IHG-2, HPT TRS IHG-3, HPT IHG PR and the Company.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.29                     Amended and Restated Management Agreement, dated as of April 13, 2006, by and among HPT TRS IHG-1 and Intercontinental. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006)

10.30                     Amended and Restated Credit Agreement, dated as of May 23, 2005, by and among the Company, Wachovia Bank, National Association, as Agent and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 23, 2005)

10.31                     First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED AUGUST 22, 2006)

10.32                     Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.33                     Interim Loan Agreement, dated as of January 22, 2007, by and among the Company, Merrill Lynch Capital Corporation, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Lead Bookrunner, and the additional agents and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.34                   Amendment No. 1, dated as of February 26, 2007, to the Interim Loan Agreement by and among the Company, Merrill Lynch Capital Corporation, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Lead Bookrunner, and the additional agents and financial institutions signatory thereto. (FILED HEREWITH)

10.35                     Registration Agreement, dated as of October 10, 2003, by and between the Company and HRPT Properties Trust. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-3 FILED AS OF OCTOBER 14, 2003 (FILE NO. 333-109658))

10.36                     Agreement and Plan of Merger, dated as of September 15, 2006, by and among the Company TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 20, 2006)

10.37                     Amendment No. 1, dated as of January 30, 2007, to the Agreement and Plan of Merger by and among the Company, TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 2, 2007)

10.38                     Transaction Agreement, dated as of January 29, 2007, by and among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.39                     Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.40                     Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC.  (INCORPORATED BY REFERENCE TO OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited management’s assessment, included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting, that Hospitality Properties Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hospitality Properties Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Hospitality Properties Trust and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 23, 2007

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	As of December 31,
	2006	2005
Assets

Real estate properties, at cost:
Land	$ 584,199	$ 537,389
Buildings, improvements and equipment	3,457,818	3,089,304
	4,042,017	3,626,693
Accumulated depreciation	(707,838)	(613,007)
	3,334,179	3,013,686
Cash and cash equivalents	553,256	18,568
Restricted cash (FF&E escrow)	27,363	29,063
Other assets, net	42,665	53,290
	$ 3,957,463	$ 3,114,607
Liabilities and Shareholders’ Equity

Revolving credit facility	$ —	$ 35,000
Senior notes, net of discounts	1,196,130	921,606
Mortgage payable	3,700	3,766
Security deposits	185,366	185,304
Dividends payable	1,914	1,914
Accounts payable and other	119,536	108,595
Due to affiliate	3,277	2,967
Total liabilities	1,509,923	1,259,152

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value,
100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Common shares of beneficial interest; $0.01 par value; 100,000,000 shares authorized, 86,284,251 and 71,920,578 shares issued and outstanding, respectively	863	719
Additional paid-in capital	2,703,687	2,059,883
Cumulative net income	1,380,111	1,211,072
Cumulative preferred distributions	(66,992)	(59,336)
Cumulative common distributions	(1,653,435)	(1,440,189)
Total shareholders’ equity	2,447,540	1,855,455
	$ 3,957,463	$ 3,114,607

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Hotel operating revenues	$ 879,324	$ 682,541	$ 498,122
Rental income:
Minimum rent	131,421	126,829	125,669
Percentage rent	5,697	3,902	2,803
	137,118	130,731	128,472
FF&E reserve income	20,299	19,767	18,147
Interest income	2,674	1,373	627
Total revenues	1,039,415	834,412	645,368

Expenses:
Hotel operating expenses	618,334	476,858	333,818
Interest (including amortization of deferred financing costs of $2,584, $2,894 and $2,744, respectively)	81,451	65,263	50,393
Depreciation and amortization	144,404	131,792	114,883
General and administrative	26,187	23,296	19,386
Loss on asset impairment	—	7,300	—
Total expenses	870,376	704,509	518,480
Income before gain on sale of real estate	169,039	129,903	126,888
Gain on sale of real estate	—	—	203
Net income	169,039	129,903	127,091
Preferred distributions	7,656	7,656	9,674
Excess of liquidation preference over carrying value of preferred shares	—	—	2,793
Net income available for common shareholders	$ 161,383	$ 122,247	$ 114,624

Weighted average common shares outstanding	73,279	69,866	66,503

Basic and diluted earnings per common share:
Net income available for common shareholders	$ 2.20	$ 1.75	$ 1.72

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series A		Series B
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid-in Capital	Cumulative Net Income	Total
Balance at December 31, 2003	3,000,000	$ 72,207	3,450,000	$ 83,306	$ (40,092)	62,587,078	$ 626	$ (1,094,008)	$ 1,669,411	$ 954,078	$ 1,645,528

Issuance of shares, net	—	—	—	—	—	4,600,000	46	—	192,638	—	192,684
Common share grants	—	—	—	—	—	16,150	—	—	680	—	680
Redemption of preferred shares	(3,000,000)	(72,207)	—	—	—	—	—	—	(2,793)	—	(75,000)
Net income	—	—	—	—	—	—	—	—	—	127,091	127,091
Distributions	—	—	—	—	(11,588)	—	—	(193,522)	—	—	(205,110)
Balance at December 31, 2004	—	—	3,450,000	83,306	(51,680)	67,203,228	672	(1,287,530)	1,859,936	1,081,169	1,685,873

Issuance of shares, net	—	—	—	—	—	4,700,000	47	—	199,186	—	199,233
Common share grants	—	—	—	—	—	17,350	—	—	761	—	761
Net income	—	—	—	—	—	—	—	—	—	129,903	129,903
Distributions	—	—	—	—	(7,656)	—	—	(152,659)	—	—	(160,315)
Balance at December 31, 2005	—	—	3,450,000	83,306	(59,336)	71,920,578	719	(1,440,189)	2,059,883	1,211,072	1,855,455
Issuance of shares, net	—	—	—	—	—	14,300,000	143	—	641,009	—	641,152
Common share grants	—	—	—	—	—	63,673	1	—	2,795	—	2,796
Net income	—	—	—	—	—	—	—	—	—	169,039	169,039
Distributions	—	—	—	—	(7,656)	—	—	(213,246)	—	—	(220,902)
Balance at December 31, 2006	—	$ —	3,450,000	$ 83,306	$ (66,992)	86,284,251	$ 863	$ (1,653,435)	$ 2,703,687	$ 1,380,111	$ 2,447,540

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$ 169,039	$ 129,903	$ 127,091
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	144,404	131,792	114,883
Amortization of deferred financing costs as interest	2,584	2,894	2,744
Non-cash income	(3,082)	(2,952)	(2,952)
FF&E reserve income and deposits	(46,095)	(32,338)	(29,522)
Gain on sale of real estate	—	—	(203)
Loss on asset impairment	—	7,300	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,488)	(1,091)	2,262
Increase in accounts payable and other	5,462	6,492	7,490
Increase in due to affiliate	1,729	306	1,325
Cash provided by operating activities	271,553	242,306	223,118

Cash Flows From Investing Activities:
Real estate acquisitions	(320,776)	(443,104)	—
FF&E reserve fundings	(72,556)	(45,390)	(10,211)
Real estate acquisition deposit	—	(10,000)	—
Increase in security deposits	2	10,000	—
Proceeds from sale of real estate	—	3,227	7,750
Cash used in investing activities	(393,330)	(485,267)	(2,461)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	641,652	199,233	192,684
Debt issuance, net of discount	273,974	299,442	—
Redemption of preferred shares	—	—	(75,000)
Draws on revolving credit facility	511,000	319,000	293,000
Repayments of revolving credit facility	(546,000)	(356,000)	(422,000)
Deferred finance costs paid	(3,259)	(7,339)	(2)
Distributions to preferred shareholders	(7,656)	(7,656)	(11,588)
Distributions to common shareholders	(213,246)	(201,045)	(188,285)
Cash provided by (used in) financing activities	656,465	245,635	(211,191)
Increase in cash and cash equivalents	534,688	2,674	9,466
Cash and cash equivalents at beginning of year	18,568	15,894	6,428
Cash and cash equivalents at end of year	$ 553,256	$ 18,568	$ 15,894

Supplemental Information:
Cash paid for interest	$ 78,157	$ 56,597	$ 47,612
Non-cash operating activities:
Net assets transferred in lease default	—	—	4,920
Non-cash investing activities:
Property managers deposits in FF&E reserve	44,946	31,056	27,296
Purchases of fixed assets with FF&E reserve	(116,129)	(76,860)	(46,529)
Non-cash financing activities:
Issuance of common shares	2,296	761	680

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

1. Organization

Hospitality Properties Trust, or HPT, we or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2006, HPT, directly and through subsidiaries, owned 310 properties.

At December 31, 2006, the properties of HPT and its subsidiaries were leased to and or operated by the following companies: Host Hotels & Resorts, Inc., or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group, plc, or InterContinental; Barcelo Crestline Corporation, or Barcelo Crestline; Global Hyatt Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and BRE/Homestead Village LLC, or Homestead. Hereinafter these hotel operators are sometimes referred to as managers and/or tenants.

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

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the related properties to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the historical carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of its long lived assets. If estimated lives are changed, the carrying values of affected assets are allocated over the revised remaining lives.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at date of purchase are considered to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

Restricted Cash. Restricted cash consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

Deferred Financing Costs. Costs incurred to borrow are capitalized and amortized as interest expense over the term of the related borrowing. Deferred financing costs were $10,335 and $9,110 at December 31, 2006 and 2005, respectively, net of accumulated amortization of $5,335 and $3,301, respectively, and are included in other assets, net, in the accompanying consolidated balance sheet.

Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room food and beverage sales, are

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

generally recognized when services are performed. Our share of the operating results of our managed hotels in excess of the minimum returns due us, or additional returns, are generally determined annually. Hotel operating income in excess of the minimum returns due to us under our management agreements is recognized as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $20,029, $13,568 and $1,397 in 2006, 2005 and 2004, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Percentage rent due to us under our leases is generally determined annually and is recognized as income at year end when all contingencies are met and the rent is earned.

We own all the capital expenditure reserves, or FF&E reserve escrows, for hotels leased to our TRSs. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. Most of our third party leases provide that FF&E reserve escrows are owned by us. One third party lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, we report deposits by our third party tenants into the escrow account as FF&E reserve income. When we have a security and remainder interest in the escrow account, we do not report such tenant deposits as FF&E reserve income.

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

Segment Information. As of December 31, 2006, we have only one operating segment, hotel investments.

Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a REIT, we are generally not subject to federal income taxes on our net real estate income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Even as a REIT, we are subject to taxes in non-U.S. jurisdictions in which we own real estate and in certain state and local jurisdictions. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, are taxable entities that together file one consolidated tax return.

We account for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected to be realized. SFAS 109 generally permits deferred tax assets and liabilities to be offset and presented as a single amount except in cases where they are attributable to different tax paying components such as a REIT and its TRS.

At December 31, 2006 we had a deferred tax liability of $9,333 related to the hotel we purchased in Puerto Rico in February 2005. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation’s tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

as the successor to the acquired corporation’s federal income tax attributes, including its adjusted tax bases. We made no such election for Puerto Rico tax purposes. Under SFAS 109 we are required to establish deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price allocation and the tax bases of assets and liabilities assumed in a purchase business combination. Because a REIT (or its subsidiary) is subject to tax in Puerto Rico, we recorded in purchase accounting a deferred tax liability for these bases differences at our Puerto Rico effective tax rate.

At December 31, 2006 and 2005 our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $10,527 and $2,314, respectively, which consists primarily of net operating loss carryforwards and reserves for bad debts. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2006 and 2005. Accordingly, no provision or benefit for income taxes with respect to our consolidated TRS is reflected in the accompanying consolidated statement of income. As of December 31, 2006 our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $25,588 which will expire beginning in 2024, if they remain unused.

New Accounting Pronouncement. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.   To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement.  We are currently evaluating the effect that adoption of FIN 48 will have on our consolidated financial statements however, we do not anticipate the effect, if any, will be material.

3. Shareholders’ Equity

We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the year ended December 31, 2006, we awarded 25,950 common shares to our officers and certain employees of our manager pursuant to these plans. In addition, our trustees are each awarded 750 common shares annually as part of their annual fees. The shares awarded to the trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in three or five annual installments beginning on the date of grant. Share awards are expensed over their vesting period. At December 31, 2006, 2,799,306 of our common shares remain reserved for issuance under the Award Plans.

On April 10, 2006, we issued 33,973 common shares to our manager, Reit Management & Research LLC, or RMR, in payment of an incentive fee of $1,418 for services rendered during 2005 based upon a per common share price of $41.75, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day.

On July 26, 2006, we sold 2,000,000 of our common shares at a price of $43.66 per share in a public offering. On August 2, 2006, we sold an additional 300,000 common shares at a price of $43.66 per share pursuant to an over allotment option granted to the underwriters. Net proceeds from these sales, after underwriting and other offering expenses, were $95,821. We used these proceeds to reduce borrowings outstanding under our revolving credit facility.

On December 22, 2006, we sold 12,000,000 of our common shares at a price of $47.51 per share in a public offering.  Net proceeds from these sales, after underwriting and other offering expenses, were $545,331. On January 5, 2007, the underwriters exercised an option we granted them to purchase an additional 1,800,000 of our common

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

shares at a price of $47.51 per share to cover overallotments. Net proceeds from this sale after underwriting and other offering expenses, were $81,884. We used these proceeds to partially fund the January 31, 2007, acquisition of TravelCenters of America, Inc. (see Note 10.).

Each of our 3,450,000 Series B cumulative redeemable preferred shares has a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($86,250 in aggregate). Series B preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after December 10, 2007.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2006, 2005 and 2004, were $2.95 per share, $2.90 per share and $2.88 per share, respectively. The characterization for income tax reporting purposes of the distributions paid to our common shareholders in 2006, 2005 and 2004 was 82.6%, 96.9% and 100.0% ordinary income, respectively, and 17.4%, 3.1% and 0.0% return of capital, respectively.

4. Management Agreements and Leases

As of December 31, 2006, each of our 310 hotels is included in one of eleven combinations of hotels of which 201 are leased to our TRSs and managed by an independent hotel operating company and 109 are leased to third parties. We do not operate hotels. Our agreements have initial terms expiring between 2010 and 2030. Each of these agreements is for a combination of between 10 and 76 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 40 years. Each agreement generally requires the third party manager or tenant to: (i) make payments to us of minimum returns or minimum rents; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (iii) make payments to us of percentage returns or rent of 5% to 10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or tenants have provided deposits or guarantees to secure their obligation to pay us.

As of December 31, 2006, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining initial terms as follows:

2007	$351,553
2008	351,587
2009	351,587
2010	351,587
2011	332,734
Thereafter	3,937,384
5,676,432

As of December 31, 2006, the average remaining initial terms of our leases and management agreements, weighted based on minimum returns or rents from third parties, was approximately 16.1 years, and the weighted average remaining total term, including renewal options which may be exercised, was 46.1 years.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our properties in excess of amounts available in escrowed FF&E reserves. To the extent that we make such additional fundings, our annual minimum returns or rent generally increases by a percentage of the amount we fund. At December 31, 2006, we have commitments to provide fundings for capital improvements of $81,291 and $14,537 in 2007 and 2008, respectively.

We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

January 1, 2004. The balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, totaling approximately $44,281, is being amortized into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $35,425 at December 31, 2006, is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt.

5. Real Estate Properties

As of December 31, 2006, we owned 310 hotel properties. Our real estate properties, at cost, consisted of land of $584,199, buildings and improvements of $3,043,519 and furniture, fixtures and equipment of $414,299, as of December 31, 2006; and land of $537,389, buildings and improvements of $2,717,965 and furniture, fixtures and equipment of $371,339, as of December 31, 2005.

During 2006, 2005 and 2004, we invested $72,555, $45,390 and $10,211 respectively, in our owned hotels in excess of amounts funded from FF&E reserves. As a result of these additional investments, manager and tenant obligations to us for annual minimum return payments or minimum rents increased $6,981, $2,384 and $841 in 2006, 2005 and 2004, respectively.

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

On April 13, 2006, we purchased a newly developed 150 room Staybridge Suites® hotel in Parsippany, New Jersey for $21,000.

At December 31, 2006, fourteen of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 42 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the fourteen ground leases require minimum annual rents ranging from approximately $102 to $556 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

HOSPITALITY PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data)

6. Indebtedness

At December 31, 2006 and 2005, our indebtedness was as follows:

	As of December 31,
	2006	2005
Senior Notes, due 2008 at 7%	$150,000	$150,000
Senior Notes, due 2010 at 9.125%	50,000	50,000
Senior Notes, due 2012 at 6.85%	125,000	125,000
Senior Notes, due 2013 at 6.75%	300,000	300,000
Senior Notes, due 2015 at 5.125%	300,000	300,000
Senior Notes, due 2016 at 6.3%	275,000	—
Unamortized discounts	(3,870)	(3,394)
Total unsecured senior notes	1,196,130	921,606
Unsecured revolving credit facility	—	35,000
Mortgage Note, due 2011 at 8.3%	3,700	3,766
	$1,199,830	$960,372

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

On August 22, 2006, we amended and extended our revolving credit facility with a group of institutional lenders. As a result of the amendment, the maturity date was extended to October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. Borrowings under the credit facility can be up to $750,000 and the credit facility includes a feature under which the maximum amount available for borrowing may be increased to $1,500,000, in certain circumstances. Borrowings under our credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. Interest on borrowings under the credit facility is payable at LIBOR plus 55 basis points. As of December 31, 2006, there was no outstanding balance on our credit facility and $750,000 was available to be drawn. During 2006, 2005 and 2004, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 5.6%, 4.2% and 2.8%, respectively.

Our revolving credit agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We were in compliance with these covenants during the periods presented.

As of December 31, 2006 and 2005, the estimated aggregate market values of our indebtedness were as follows:

	As of December 31,
	2006	2005
Revolving credit facility at 5.03%	$—	$35,000
Senior Notes, due 2008 at 7%	154,860	157,635
Senior Notes, due 2010 at 9.125%	57,263	59,126
Mortgage Note, due 2011 at 8.3%	4,279	4,470
Senior Notes, due 2012 at 6.85%	134,953	137,521
Senior Notes, due 2013 at 6.75%	321,667	327,832
Senior Notes, due 2015 at 5.125%	292,082	295,539
Senior Notes, due 2016 at 6.3%	284,739	—
	$1,249,843	$1,017,123

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

7. Transactions with Affiliates

RMR originates and presents investment opportunities to our board and provides management and administrative services to us. Our contract with RMR for such services continues from year to year and is subject to annual approval by a board committee comprised of our independent trustees. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter plus an incentive fee based upon increases in cash available for distribution per share, as defined. As described above, on January 6, 2006, we entered into a management agreement with RMR to operate the office building component of our Harbor Court Complex. Fees paid to RMR under this management agreement are based on a formula, generally 3% of gross collected rents as a property management fee and 5% of gross construction costs as a construction management fee. Investment and administrative related fees, excluding incentive fees, earned for the years ended 2006, 2005 and 2004 were $19,856, $17,730 and $15,812, respectively. Incentive fees are paid in restricted common shares based on a formula. Incentive fees for 2006, 2005 and 2004 were $1,487, $1,397 and $0, respectively. We expect to issue 29,928 restricted common shares in satisfaction of the 2006 incentive fees in 2007. Management fees paid to RMR were $35 for the year ended 2006. RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services. Our pro rata share of RMR’s costs in providing that function for the years ended 2006, 2005 and 2004 was $173, $112 and $126, respectively. As of December 31, 2006, RMR and its affiliates owned 510,071 of our common shares. RMR is beneficially owned by Barry M. Portnoy and his son, Adam D. Portnoy, our managing trustees. Prior to October 1, 2005, RMR was beneficially owned by Barry M. Portnoy and Gerard M. Martin. Effective October 1, 2005, Mr. Barry Portnoy and Mr. Adam Portnoy, acquired Mr. Martin’s ownership in RMR. Mr. Martin remains a director of RMR and served as one of our managing trustees through January 2007.

8. Concentration

At December 31, 2006, our 310 hotels contained 45,656 rooms and were located in 38 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 15% of our hotels, by investment, were located in each of California, Texas, Virginia, Georgia and Florida. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 3% of our hotels, by investment, respectively.

All of our third party managers or tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each combination of hotels is shown below, as of December 31, 2006.

Manager / Tenant is a Subsidiary of:	Number of Properties	Minimum Return / Minimum Rent	% of Total
Host (no. 1)	53	$58,010	17%
InterContinental (no. 2)	76	50,000	15%
Marriott (no. 3)	35	49,034	14%
InterContinental (no. 3)	14	42,873	12%
InterContinental (no. 1)	31	37,777	11%
Barcelo Crestline (no. 4)	19	28,508	8%
Hyatt	24	19,150	5%
Host (no. 2)	18	18,854	5%
InterContinental (no. 4)	10	18,336	5%
Homestead	18	15,960	5%
Carlson	12	11,535	3%
Total	310	$350,037	100%

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

Minimum return and minimum rent payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Hyatt with respect to the 24 hotels managed by Hyatt is limited to $50,000 ($46,458 remaining at December 31, 2006). The guarantee provided by Carlson with respect to the 12 hotels managed by Carlson is limited to $40,000 ($40,000 remaining at December 31, 2006). The combined guarantee provided by InterContinental for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($115,922 remaining at December 31, 2006) and will expire if and when the hotels achieve stipulated operating results. The guarantee provided by Homestead expires if and when the hotels achieve stipulated operating results.

Each of our hotels is included in a combined management agreement or lease as described above. Operations at some of our managed hotels generated net financial results that were $3,542, $2,491and $10,470 less than the guaranteed minimum returns due us in 2006, 2005 and 2004, respectively. These amounts have been paid by the hotel managers or their guarantors and are reflected as a reduction of hotel operating expenses in our consolidated statement of income.

9. Selected Quarterly Financial Data (Unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$239,716	$272,198	$269,115	$258,386
Net income available for common shareholders	33,319	33,463	34,649	59,952
Net income available for common shareholders per share (1)	.46	.47	.47	.79
Distributions per common share (2)	.73	.74	.74	.74

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$180,747	$218,081	$221,687	$213,897
Net income available for common shareholders	26,792	20,497	28,671	46,287
Net income available for common shareholders per share (1)	.40	.30	.40	.64
Distributions per common share (2)	.72	.72	.73	.73

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

10. TravelCenters of America, Inc. Acquisition

On January 31, 2007, we completed our acquisition of TravelCenters of America, Inc., or TravelCenters, for approximately $1,900,000, pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended, among TravelCenters, us, one of our former subsidiaries and Oak Hill Capital Partners, L.P., solely in its capacity as the representative for the stockholders of TravelCenters. Upon completion of the acquisition, we restructured the business of TravelCenters and distributed all of the common shares of our former subsidiary, TravelCenters of America LLC, or TA, to our shareholders in a spin off transaction. The acquisition of TravelCenters, the restructuring of the TravelCenters business and the spin off transaction are collectively referred to herein as the TA Transaction.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

As a part of the restructuring of TravelCenters which occurred in connection with the TA Transaction, on January 31, 2007:

•                  TravelCenters became a subsidiary of our subsidiary, TA;

•                  certain real property interests of 146 travel centers that were operated by TravelCenters and all trademarks, tradenames and certain other assets used in connection with the travel center business with an estimated total value of approximately $1,680,000 were transferred to subsidiaries of ours that were not owned by TA;

•                  TA became the owner of all of the working capital of TravelCenters, including current assets (primarily consisting of cash, receivables and inventory) and current liabilities (primarily consisting of trade payables and accrued liabilities);

•                  we contributed cash to TA so that the sum of its current assets, net of current liabilities, was $200 million;

•                  TA became the owner of one travel center in Ontario, Canada, the operator of two travel centers leased from owners other than us, the manager of one travel center for an owner other than us, the franchisor of 13 travel centers owned and operated by third parties and the owner of certain other assets historically owned and used by TravelCenters;

•                  we entered into a lease of the 146 travel centers we acquired and certain related assets to TA pursuant to the lease described below; and

•                  TA commenced operating the travel center business formerly conducted by TravelCenters.

After giving effect to this restructuring, on January 31, 2007, we distributed all of the shares of TA to our common shareholders of record on January 26, 2007. Shareholders were entitled to receive one TA common share for every ten of our common shares owned on the record date. Fractional shares were issued as necessary.  TA’s common shares are listed on the American Stock Exchange under the symbol “TA”. We expect to record a charge of between $2,500 and $3,000 in the first quarter of 2007 related to costs incurred in connection with the spin off transaction.

The preliminary allocation of the purchase price to the fair value of assets and liabilities acquired was as follows:

Net assets and liabilities transferred to TA in the restructuring	$220,000
Real estate	1,506,000
Trademarks and tradenames	139,000
Other	35,000
$1,900,000

We are obtaining updated valuations of certain of the acquired assets and we may change our preliminary purchase price allocation as a result of such valuations. In addition, we are evaluating the tax effects of the spin off and the final determination will depend in part on the final purchase price allocation, however, we do not expect that any tax liability would be material.

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. The Acquisition Facility permits only a single borrowing, and the stated maturity date of the borrowing is January 30, 2008. Borrowings under the Acquisition Facility are unsecured. We are required to prepay a stated portion of outstanding borrowings under the Acquisition Facility upon the occurrence of events, including certain equity or debt issuances and asset sales. The annual interest rate on borrowings under the Acquisition Facility is computed at LIBOR plus a

HOSPITALITY PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except share data)

premium, subject to adjustment based on changes to our credit ratings. The initial annual interest rate of the Acquisition Facility was 6.02%.

The total consideration we paid to acquire TravelCenters was approximately $1,900,000. The cash purchase price and the capitalization of TA were funded primarily by a $1,400,000 borrowing under the Acquisition Facility and the approximately $627,776 net proceeds from our issuance of 13,800,000 common shares of beneficial interest in December 2006 and January 2007 (see Note 3.).

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments. The annual minimum rent due to us under this agreement is $153,500, $157,000, $161,000, $165,000, $170,000 and $175,000 in each of the first five years of the agreement and for the remaining years thereafter, respectively. Starting in 2012, the lease requires TA to pay us as additional rent 3% of increases in non-fuel gross revenues and 0.3% of increases in gross fuel revenues at each leased travel center over 2011 gross revenue amounts. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index. Our lease agreement with TA expires on December 31, 2022.

                We have agreed to provide up to $25,000 of funding annually for the first five years of the lease for certain specified improvements to the leased travel centers. This funding is cumulative and may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements funded by us will be owned by us. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125,000, in return for minimum annual rent increases equal to a minimum of 8.5% of the amount we fund.

11. Subsequent Events

On February 16, 2007, we sold 5,000,000 of our common shares at a price of $47.67 per share in a public offering. On February 23, 2007, we sold an additional 750,000 common shares at a price of $47.67 per share pursuant to an option we granted to the underwriters. Net proceeds from these sales, after underwriting and other estimated offering expenses, were $261,810. We used these proceeds to reduce borrowings under the Acquisition Facility.

On February 21, 2007, we sold 12,000,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering.  Net proceeds from this offering, after underwriting and other estimated offering expenses, were $290,250. We used these proceeds to reduce borrowings under the Acquisition Facility. Each of our Series C preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25 ($300,000 in aggregate). Series C preferred shares are redeemable at our option for $25 each plus accrued and unpaid distributions at any time on or after February 15, 2012. On February 22, 2007, the underwriters partially exercised a 30 day option to purchase additional Series C preferred shares from us to cover overallotments. As a result, we expect to issue 700,000 Series C preferred shares on February 28, 2007 and to receive net proceeds, after underwriting and other estimated offering expenses, of $16,949.

HOSPITALITY PROPERTIES TRUST

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
(dollars in millions)

				Costs Capitalized
	Initial Cost to Company			Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
	Encumbrances	Land	Buildings & Improvements	Improvements	Land	Buildings & Improvements	Total(1)
71 Courtyards	$—	$127	$643	$26	$127	$669	$796
76 Candlewood Hotels	4	86	457	2	86	459	545
37 Residence Inn	—	69	334	3	69	337	406
35 Staybridge Suites	—	91	353	2	91	355	446
24 AmeriSuites	—	25	195	8	25	203	228
5 InterContinental	—	32	264	4	32	268	300
18 Homestead Village	—	28	107	—	28	107	135
11 Crowne Plaza	—	67	251	1	67	252	319
3 Marriott Full Service	—	14	90	1	14	91	105
12 TownePlace Suites	—	17	78	1	17	79	96
4 Radisson	—	7	81	3	7	84	91
5 Country Inns & Suites	—	6	58	5	6	63	69
4 Holiday Inn	—	10	37	—	10	37	47
3 Park Plaza	—	2	22	3	2	25	27
2 SpringHill Suites	—	3	15	—	3	15	18
Total (310 hotels)	$4	$584	$2,985	$59	$584	$3,044	$3,628

				Life on which Depreciation in Latest Income
	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Statement is Computed
71 Courtyards	$(157)	1987 through 2000	1995 through 2003	15 - 40 Years
76 Candlewood Hotels	(74)	1996 through 2000	1997 through 2003	15 - 40 Years
37 Residence Inn	(80)	1989 through 2002	1998 through 2005	15 - 40 Years
35 Staybridge Suites	(58)	1989 through 2002	1996 through 2006	15 - 40 Years
24 AmeriSuites	(41)	1992 through 2000	1997 through 2002	15 - 40 Years
5 InterContinental	(12)	1924 through 1989	2006	15 - 40 Years
18 Homestead Village	(24)	1996 through 1998	1999	15 - 40 Years
11 Crowne Plaza	(8)	1971 through 1987	2006	15 - 40 Years
3 Marriott Full Service	(19)	1972 through 1995	1998 through 2001	15 - 40 Years
12 TownePlace Suites	(15)	1997 through 2000	1998 through 2001	15 - 40 Years
4 Radisson	(20)	1987 through 1990	1996 through 1997	15 - 40 Years
5 Country Inns & Suites	(14)	1987 through 1997	1996 and 2005	15 - 40 Years
4 Holiday Inn	(2)	1984 through 2001	2006	15 - 40 Years
3 Park Plaza	(6)	1987 through 1990	1996	15 - 40 Years
2 SpringHill Suites	(2)	1997 through 2000	2000 through 2001	15 - 40 Years
Total (310 hotels)	$(532)

(1)           Excludes $414 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment and $176 of related accumulated depreciation.

S-1

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2005
(dollars in thousands)

(A) The change in total cost of properties for the period from January 1, 2004 to December 31, 2006, is as follows:

	2006	2005	2004
Balance at beginning of year	$3,255,353	$2,817,608	$2,813,737
Additions:hotel acquisitions and capital expenditures	372,329	451,126	12,332
Dispositions	(95)	(13,381)	(8,461)
Balance at close of year	$3,627,587	$3,255,353	$2,817,608

(B) The change in accumulated depreciation for the period from January 1, 2004 to December 31, 2006, is as follows:

	2006	2005	2004
Balance at beginning of year	$448,392	$379,594	$319,204
Additions: depreciation expense	83,495	72,339	61,623
Dispositions	(95)	(3,541)	(1,233)
Balance at close of year	$531,792	$448,392	$379,594

(C) The net tax basis for federal income tax purposes of our real estate properties was $3,089,942 on December 31, 2006.

S-2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust

	By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	February 27, 2007
John G. Murray	Chief Operating Officer

/s/ Mark L. Kleifges	Treasurer and Chief	February 27, 2007
Mark L. Kleifges	Financial Officer
(principal financial officer
and principal accounting officer)

/s/ Frank J. Bailey	Trustee	February 27, 2007
Frank J. Bailey

/s/ John L. Harrington	Trustee	February 27, 2007
John L. Harrington

/s/ William A. Lamkin	Trustee	February 27, 2007
William A. Lamkin

/s/ Adam D. Portnoy	Trustee	February 27, 2007
Adam D. Portnoy

/s/ Barry M. Portnoy	Trustee	February 27, 2007
Barry M. Portnoy