Form 10-Q
period 2007-03-31
HOSPITALITY PROPERTIES TRUST
filed 2007-05-03
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 2, 2007: 93,865,679

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2007

References in this Form 10-Q to the “Company”, “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I            Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$1,170,301	$584,199
Buildings, improvements and equipment	4,419,896	3,457,818
	5,590,197	4,042,017
Accumulated depreciation	(734,169)	(707,838)
	4,856,028	3,334,179
Cash and cash equivalents	27,751	553,256
Restricted cash (FF&E reserve escrow)	32,444	27,363
Other assets, net	228,957	42,665
	$5,145,180	$3,957,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$16,000	$—-
Senior notes, net of discounts	1,495,149	1,196,130
Convertible senior notes	575,000	—
Mortgage payable	3,682	3,700
Security deposits	185,366	185,366
Accounts payable and other liabilities	126,832	119,536
Due to affiliate	2,702	3,277
Dividends payable	4,383	1,914
Total liabilities	2,409,114	1,509,923

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares and none issued and outstanding, respectively, aggregate liquidation preference $317,500	307,009	—
Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized 93,865,679 and 86,284,251 issued and outstanding, respectively	939	863
Additional paid-in capital	3,048,549	2,703,687
Cumulative net income	1,423,483	1,380,111
Cumulative preferred distributions	(71,351)	(66,992)
Cumulative common distributions	(2,055,869)	(1,653,435)
Total shareholders’ equity	2,736,066	2,447,540
	$5,145,180	$3,957,463

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues:
Hotel operating revenues	$224,471	$201,828
Rental income	61,600	32,476
FF&E reserve income	5,439	4,990
Interest income	3,148	422
Total revenues	294,658	239,716

Expenses:
Hotel operating expenses	160,398	144,189
Interest (including amortization of deferred financing costs of $739 and $610, respectively)	30,655	18,988
Depreciation and amortization	49,071	34,952
General and administrative	8,451	6,354
TA spin off costs	2,711	—
Total expenses	251,286	204,483

Net income	43,372	35,233
Preferred distributions	(4,359)	(1,914)
Net income available for common shareholders	$39,013	$33,319

Weighted average common shares outstanding	90,760	71,921

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.43	$0.46

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$43,372	$35,233
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,071	34,952
Amortization of deferred financing costs as interest	739	610
Straight line rent adjustments	(2,890)	(24)
Other non-cash income	(743)	(729)
FF&E reserve income and deposits	(13,826)	(10,699)
Changes in assets and liabilities:
Decrease (increase) in other assets	4,027	(2,658)
Decrease in accounts payable and other	(3,821)	(6,256)
Increase in due to affiliate	815	818
Cash provided by operating activities	76,744	51,247

Cash flows from investing activities:
Real estate acquisitions	(1,913,521)	(237,756)
FF&E reserve fundings	(27,302)	(11,388)
Cash used in investing activities	(1,940,823)	(249,144)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	343,477	—
Proceeds from issuance of preferred shares, net	307,307	—
Proceeds from issuance of senior notes, net of discount	298,866	—
Proceeds from issuance of convertible senior notes	575,000	—
Draws on revolving credit facility	80,000	306,000
Repayments of revolving credit facility	(64,000)	(59,000)
Draws on interim credit facility	1,400,000	—
Repayments of interim credit facility	(1,400,000)	—
Deferred finance costs incurred	(13,812)	—
Distributions to preferred shareholders	(1,914)	(1,914)
Distributions to common shareholders	(65,184)	(52,502)
Distribution of TA to common shareholders	(121,166)	—
Cash provided by financing activities	1,338,574	192,584
Decrease in cash and cash equivalents	(525,505)	(5,313)
Cash and cash equivalents at beginning of period	553,256	18,568
Cash and cash equivalents at end of period	$27,751	$13,255

Supplemental cash flow information:
Cash paid for interest	$37,895	$38,820
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$11,559	$9,095
Property managers’ purchases with FF&E reserve	(33,780)	(29,319)
Non-cash financing activities:
Issuance of common shares	$1,461	$—
Distribution of TA to common shareholders	(216,084)	—

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room, food and beverage sales, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized at year end when all contingencies are met and the income is earned. Deferred additional returns were $5,499 and $2,350 for the three months ended March 31, 2007 and 2006, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $2,890 and $24 of adjustments necessary to record rent on the straight line basis for the three months ended March 31, 2007 and 2006, respectively. Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent was $1,670 and $1,648 for the three months ended March 31, 2007 and 2006, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. Most of our third party hotel leases provide that FF&E reserve escrows are owned by us. One third party hotel lease provides that the FF&E reserve escrow is owned by the tenant and we have a security and remainder interest in that escrow account. When we own the escrow account, we report deposits by our third party tenants into the escrow account as FF&E reserve income. When we have a security and remainder interest in the escrow account, we do not report such tenant deposits as FF&E reserve income.

Note 3.  Per Common Share Amounts

Per common share amounts are computed using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2007 or 2006.

Note 4.  Shareholders’ Equity

On January 16, 2007, we paid a $0.5546875 per share distribution to our Series B preferred shareholders for the quarter ended December 31, 2006. On March 1, 2007, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 30, 2007, for the quarter then ended. This amount was paid on April 16, 2007.

On April 2, 2007, we declared a distribution of $0.40833 per Series C preferred share with respect to the period ending May 14, 2007. We expect to pay this amount on or about May 15, 2007.

On February 16, 2007, we paid a $0.74 per share distribution to our common shareholders for the quarter ended December 31, 2006. On April 5, 2007, we declared a distribution of $0.76 per share to common shareholders of record on April 16, 2007, for the quarter ended March 31, 2007. We expect to pay this amount on or about May 17, 2007.

Under the terms of our management agreement with Reit Management & Research LLC, or RMR, on March 26, 2007, we issued 29,928 common shares in payment of an incentive fee of $1,390 for services rendered by RMR during 2006.

On January 11, 2007, we issued 1,500 common shares, at a price of $47.10, the closing price of our common shares on the New York Stock Exchange on that day, to our two new trustees as part of their annual compensation.

In January 2007, we sold 1,800,000 of our common shares at a price of $47.51 per share in a public offering pursuant to an over allotment option granted to the underwriters of our December 2006 common share offering. Net proceeds from this sale of $81,805 (after underwriting and other offering expenses) were used to partially fund our acquisition of TravelCenters of America, Inc., or TravelCenters (see Note 7).

In February 2007, we sold 5,750,000 of our common shares at a price of $47.67 per share in a public offering. Net proceeds from these sales of $261,671 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 7).

In February 2007, we sold 12,700,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering. Net proceeds from these sales of $307,009 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 7). Each of our Series C preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share. The Series C preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after February 15, 2012.

Note 5.  Indebtedness

We have a $750,000, interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (5.87% per annum at March 31, 2007). As of March 31, 2007, we had $16,000 outstanding on our revolving credit facility and $734,000 available to be drawn for acquisitions and general business purposes.

In March 2007, we sold $575,000 of 3.8% convertible senior notes due 2027. Net proceeds from these offerings of $562,774 (after placement and other offering expenses) were used to repay amounts outstanding under the Acquisition Facility (see Note 7) and for general business purposes. The convertible senior notes are exchangeable into cash equal to the principal amount of the notes and, at our option, cash or our common shares for the exchange value equal to the amount that the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment and, other circumstances, including a change in control. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control provisions prior to March 20, 2012.

On March 12, 2007, we sold $300,000 of 5.625% senior notes due 2017. Net proceeds from this offering of $296,585 (after placement and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 7).

Note 6.  Real Estate Properties

During the three months ended March 31, 2007, we funded of $27,302 of improvements to certain of our hotels, which resulted in a $2,585 increase in our annual minimum returns and rents.

Note 7.  Acquisition of TravelCenters of America, Inc.

On January 31, 2007, we completed our acquisition of TravelCenters pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended, among TravelCenters, us, one of our former subsidiaries and the stockholders of TravelCenters. Upon completion of the acquisition, we restructured the business of TravelCenters and distributed all of the common shares of our former subsidiary, TravelCenters of America LLC, or TA, to our shareholders in a spin off transaction. The acquisition of TravelCenters, the restructuring of the TravelCenters business and the spin off transaction are collectively referred to herein as the TA Transaction.

As a part of the restructuring of TravelCenters which occurred in connection with the TA Transaction, on January 31, 2007:

•                  TravelCenters became a subsidiary of our subsidiary, TA;

•                  certain real property interests of 146 travel centers that were operated by TravelCenters and all trademarks, tradenames and certain other assets used in connection with the travel center business with an estimated total value of $1,697,221 were transferred to subsidiaries of ours that were not owned by TA;

•                  TA became the owner of all of the working capital of TravelCenters, including current assets (primarily consisting of cash, receivables and inventory) and current liabilities (primarily consisting of trade payables and accrued liabilities);

•                  we contributed cash of $121,166 to TA so that the sum of its current assets, net of current liabilities, was $200,000;

•                  TA became the owner of one travel center in Ontario, Canada, the operator of two travel centers leased from owners other than us, the manager of one travel center for an owner other than us, the franchisor of 13 travel centers owned and operated by third parties and the owner of certain other assets historically owned and used by TravelCenters;

•                  we entered into a lease of the 146 travel centers we acquired and certain related assets to TA pursuant to the terms described below; and

•                  TA commenced operating the travel center business formerly conducted by TravelCenters.

After giving effect to this restructuring, on January 31, 2007, we distributed all of the shares of TA to our common shareholders of record on January 26, 2007. The book value of this distribution was $337,250. Shareholders were entitled to receive one TA common share for every ten of our common shares owned on the record date. Fractional shares were issued as necessary. TA’s common shares are listed on the American Stock Exchange under the symbol “TA”. We expensed $2,711 of costs in connection with the spin off transaction.

The cost of the acquisition was as follows:

Cash consideration	$1,222,336
Assumed indebtedness extinguished at closing	681,148
Fees and other expenses	9,821
$1,913,305

We allocated the cost to the fair value of assets and liabilities acquired as follows:

Net assets and liabilities retained by TA in the restructuring	$216,084
Assets and liabilities transferred to HPT in the restructuring:
Real estate	1,532,895
Trademarks and tradenames	142,600
Other	21,726
$1,913,305

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. We funded the acquisition of TravelCenters and the capitalization of TA with a $1,400,000 borrowing under the Acquisition Facility and our then existing cash balances. We subsequently repaid all borrowings under the Acquisition Facility during the first quarter of 2007 with net proceeds from the financing transactions described in Notes 4 and 5. The annual interest rate of the Acquisition Facility was 6.02% during the period it was outstanding.

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments, if any. The annual minimum rent due to us under this agreement is $153,500, $157,000, $161,000, $165,000, $170,000 and $175,000 in each of the first five years of the agreement and for the remaining years, thereafter, respectively. Starting in 2012, the lease requires TA to pay us as additional rent 3% of increases in gross non-fuel revenues and 0.3% of increases in gross fuel revenues at each leased travel center over 2011 gross revenue amounts. Percentage rent attributable to fuel sales is subject to a maximum each year calculated by reference to changes in the consumer price index. Our lease agreement with TA expires on December 31, 2022.

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

The following table presents our pro forma results of operations as if the TA Transaction and the related financing transactions were completed on January 1, 2006. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the three month periods presented, nor does it represent the results of operations for any future period.

	Three months ended March 31,
	2007	2006
Total revenues	$308,883	$282,390
Net income	56,511	50,520
Net income available for common shareholders	49,042	43,050
Basic and diluted per common share data:
Net income available for common shareholders	$0.52	$0.47

Net income and net income available for common shareholders for the three months ended March 31, 2007, excludes $2,711, or $0.03 per common share, of non recurring costs related to the spin off of TA.

Note 8.  Segment Information.

We have two reportable business segments: hotels and travel centers. Prior to our acquisition of TravelCenters in January 2007, our only reportable segment was hotels.

	For the three months ended March 31, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$224,471	$—	$—	$224,471
Rental income	33,151	28,449	—	61,600
FF&E reserve income	5,439	—	—	5,439
Interest income	—	—	3,148	3,148
Total revenues	263,061	28,449	3,148	294,658
Hotel operating expenses	160,398	—	—	160,398
Operating income	102,663	28,449	3,148	134,260
Interest expense	—	—	30,655	30,655
Depreciation and amortization expense	36,498	12,573	—	49,071
General and administrative expense	—	—	8,451	8,451
TA spin off costs	—	—	2,711	2,711
Net income (loss)	66,165	15,876	(38,669)	43,372
Preferred distributions	—	—	(4,359)	(4,359)
Net income (loss) available for common shareholders	$66,165	$15,876	$(43,028)	$39,013
Total assets	$3,394,297	$1,697,601	$53,282	$5,145,180

Note 9.  New Accounting Pronouncement.

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

We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders. We are subject to income tax in Canada and Puerto Rico without regard to our REIT status. Our taxable subsidiary does not join in our consolidated REIT tax filings and as such is itself subject to federal income tax as well as income tax of multiple state and local jurisdictions and Canada. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (dollar amounts in thousands, except per share amounts)

The following information should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2006.

2007 Developments

On January 31, 2007, we completed our acquisition of TravelCenters of America, Inc., or TravelCenters, for approximately $1,900,000.  Upon completion of the acquisition, we restructured the business of TravelCenters and distributed all of the common shares of our former subsidiary TravelCenters of America LLC to our shareholders in a spin off transaction.  The acquisition of TravelCenters, the restructuring of the TravelCenters business and the spin off transaction are collectively referred to herein as the TA Transaction.  The TA Transaction is further described in Note 7 to our consolidated financial statements, above.

Management Agreements and Leases

At March 31, 2007, our 310 hotels are included in eleven combinations of hotels of which 201 are leased to our wholly owned TRSs and managed by an independent hotel operating company and 109 are leased to third parties. All 146 of our travel centers are leased under one combination agreement. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 18 and 19.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2007 versus 2006
	For the three months ended March 31,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$224,471	$201,828	$22,643	11.2%
Rental income / hotels	33,151	32,476	675	2.1%
Rental income / travel centers	28,449	—	28,449	—
FF&E reserve income	5,439	4,990	449	9.0%
Interest income	3,148	422	2,726	646.0%
Expenses:
Hotel operating expenses	160,398	144,189	16,209	11.2%
Interest expense	30,655	18,988	11,667	61.4%
Depreciation and amortization / hotels	36,498	34,952	1,546	4.4%
Depreciation and amortization / travel centers	12,573	—	12,573	—
General and administrative	8,451	6,354	2,097	33.0%
TA spin off costs	2,711	—	2,711	—
Net income	43,372	35,233	8,139	23.1%
Net income available for common shareholders	39,013	33,319	5,694	17.1%
Weighted average shares outstanding	90,760	71,921	18,839	26.2%
Net income available for common shareholders per common share	$0.43	$0.46	$(0.03)	(6.5%)

The increase in hotel operating revenues in 2007 versus the 2006 period was caused primarily by the increase in the number of managed hotels for the full three month period in 2007 due to our January 2006 acquisition of nine hotels, our April 2006 acquisition of three hotels and the reopening of one hotel in May 2006, which had been closed because of damages sustained in a fire. In addition, revenues at most of our managed hotels increased from the 2006 period due to strengthening of the lodging market resulting in improved average daily room rates, or ADR, at most of our managed hotels. These increases were partially offset by lower revenues at certain of our managed hotels as a result of the negative effect on occupancy of renovations which began in 2006 and are still continuing. Additional operating statistics of our hotels are included in the table on page 20.

The increase in hotel operating expenses was caused by the increase in the number of managed hotels for the full three month period in 2007 resulting from our 2006 acquisitions described above and increases in the cost of wages and benefits in 2007.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $5,499 and $2,350 for the three months ended March 31, 2007 and 2006, respectively.

Certain of our managed hotels had net operating results that were $5,320 and $1,183 less than the minimum returns due to us in the three months ended March 31, 2007 and 2006, respectively. These amounts are reflected in our consolidated statement of income as a reduction to hotel operating expenses in these years because the minimum returns were funded by our managers.

The increase in rental income / hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007.

The increase in rental income / travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007. Rental income / travel centers includes $2,866 of adjustments necessary to record rent on the straight line basis for the three months ended March 31, 2007.

FF&E reserve income represents amounts paid by our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in 2007 versus 2006 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants as FF&E reserve income.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2007.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2006 and 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2007 than in 2006.

The increase in depreciation and amortization / hotels is due principally to the depreciation and amortization of assets acquired in our hotel acquisitions described above and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007.

The increase in depreciation and amortization / travel centers is due principally to the depreciation and amortization of assets acquired in the TA Transaction.

The increase to general and administrative expense is due principally to the impact of additional property investments during 2006 and 2007.

In the three months ended March 31, 2007, we expensed $2,711 of costs in connection with the spin off of TA.

The increases in net income and net income available for common shareholders are primarily due to the investment and operating activities discussed above. The decrease in net income available for common shareholder per common share was due to the investment and operating activities discussed above and our issuance and sale of common and preferred shares in 2007 and 2006.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2007, all 456 of our properties are operated under management agreements or leases with third party operating companies. All costs of operating and maintaining our properties are paid by the third party hotel managers as agent for us or by third party tenants for their own account. These third parties derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 18 and 19. Assuming our twelve operating agreements as of March 31, 2007, had been in place during the twelve months ended March 31, 2007 (December 31, 2006, for the TA operating agreement), eleven combinations, representing 432 properties, generated coverage of at least 1.0x using historical operating results. The remaining combination, representing 24 hotels, generated coverage of 0.61x; hotels in this combination have been undergoing significant renovations since the third quarter of 2006 which caused some of their rooms to be unavailable for occupancy.

Three hundred thirty-one (331) of our properties, representing 73% of our total investments at cost as of March 31, 2007, in eight combinations are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2007, our managers and tenants contributed $11,978 to these accounts. As of March 31, 2007, there was approximately $32,596 on deposit in these escrow accounts, of which $32,444 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $152 is held in an account owned by one of our tenants and is not reflected on our balance sheet, but we have security and remainder interests in the account owned by this tenant. During the three months ended March 31, 2007, $34,049 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our hotels in excess of amounts available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increases by a percentage of the amount we fund. During the three months ended March 31, 2007, we funded $27,302 for capital improvements to our hotels in excess of FF&E reserve fundings from hotel operations.

FF&E escrow deposits are not required under our travel centers lease with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components and we have agreed to provide up to $25,000 per year for capital improvements to the leased properties for the first five years of the lease term or thereafter on a cumulative basis. TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases. No amounts have been funded under this agreement as of March 31, 2007.

During the three months ended March 31, 2007, we funded $1,392 for improvements to our Marriott International, Inc., or Marriott, branded hotel portfolios using cash on hand and borrowings under our revolving bank credit facility. We expect to fund approximately $6,600 for improvements to four of our Marriott hotel portfolios during the remainder of 2007 with funds from our existing cash balances or borrowings under our revolving credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of March 31, 2007, $45,500 has been funded. We funded $16,000 of this amount during the three months ended March 31, 2007 and we expect to fund an additional approximately $32,200 during the remainder of 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of March 31, 2007, $36,782 has been funded. We funded $219 of this amount during the three months ended March 31, 2007, and we expect to fund an additional approximately $780 during the remainder of 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental we agreed to pay $25,000 during the three years following closing to fund improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay $15,000 in December 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to the January 2006 agreement we entered with InterContinental for the management of the Harbor Court Hotel, we agreed to fund $2,300 for rebranding and other improvements during the two years following closing. As of December 31, 2006, $1,000 had been funded and we expect to fund an additional $1,300 in December 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a January 2006 agreement we entered with InterContinental for the management of eight hotels, we agreed to fund $17,135 for capital improvements to these hotels during the three years following closing. We funded $6,854 in January 2007, and expect to fund $6,854 in January 2008 and $3,427 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to an April 2006 agreement we entered with InterContinental for the management of two hotels, we agreed to fund $7,093 for capital improvements to these hotels during the three years following closing. We funded $2,837 in January 2007, and expect to fund $2,837 in January 2008 and $1,419 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

As we fund improvements pursuant to our December 2004, January 2006 and April 2006 agreements with InterContinental the minimum returns payable to us increase.

Pursuant to the January 2007 lease we entered with TA, we have agreed to provide up to $125,000 for certain improvements to the leased travel centers. The minimum rent payable to us by TA increases annually during the first five years of this lease and there will be no additional adjustment in our minimum rent as we fund these amounts. We expect to fund these amounts using funds from our existing cash balances or borrowings under our revolving credit facility. No amounts have been funded under this agreement as of March 31, 2007.

On March 1, 2007, we declared a distribution of $0.5546875 per Series B preferred share with respect to the first quarter of 2007 and paid it to shareholders on April 16, 2007. This distribution was funded using cash on hand and borrowings under our revolving credit facility. On April 2, 2007, we declared a distribution of $0.40833 per Series C preferred share with respect to the period ending May 14, 2007. We plan to pay this amount on or about May 15, 2007, using cash on hand and borrowings under our revolving credit facility. On April 5, 2007, we declared a distribution of $0.76 per common share with respect to the first quarter of 2007. We plan to pay this amount on or about May 17, 2007, using cash on hand and borrowings under our revolving credit facility.

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. We funded the acquisition of TravelCenters and the capitalization of TA with a $1,400,000 borrowing under the Acquisition Facility and by drawing on our existing cash balances. We subsequently repaid all borrowings under the Acquisition Facility during the 2007 first quarter with net proceeds from the financing transactions described below.

In January 2007, we sold 1,800,000 of our common shares at a price of $47.51 per share pursuant to an over allotment option granted to the underwriters of our December 2006 common share offering. Net proceeds from this sale of $81,805 (after underwriting and other offering expenses) were used to partially fund our acquisition of TravelCenters.

In February 2007, we sold 5,750,000 of our common shares at a price of $47.67 per share in a public offering. Net proceeds from these sales of $261,671 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility.

Also in February 2007, we sold 12,700,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering. Net proceeds from these sales of $307,009 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility.

In March 2007, we sold $575,000 of 3.8% convertible senior notes due 2027. Net proceeds from these offerings of $562,774 (after placement and other offering expenses) were used to repay amounts outstanding under the Acquisition Facility and for general business purposes.

In March 2007, we sold $300,000 of 5.625% senior notes due 2017. Net proceeds from this offering of $296,585 (after placement and other offering expenses) were used to reduce borrowings under our Acquisition Facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus 55 basis points (5.87% per annum at March 31, 2007). Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of March 31, 2007, we had a balance of $16,000 outstanding under our revolving credit facility.

At March 31, 2007, we had $27,751 of cash and cash equivalents and $734,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012, $300,000 in 2013, $300,000 in 2015, $275,000 in 2016, $300,000 in 2017 and $575,000 in 2027. Our 3.8% convertible senior notes are exchangeable into cash equal to the principal amount of the notes and, at our option, cash or our common shares for the exchange value equal to the amount that the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment and, other circumstances, including a change in control. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control provisions prior to March 20, 2012.

As of March 31, 2007, we had one mortgage note we assumed in connection with our acquisition of one hotel with a current principal balance of $3,682. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

When amounts are outstanding under our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but does not assure that there will be buyers for such securities. Although there can be no assurance that we will complete any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities, with which to finance future acquisitions and capital expenditures and to pay our debt and other obligations.

Debt Covenants

Our debt obligations at March 31, 2007, consist of our revolving credit facility, our $2,075,000 of unsecured term debt and our $3,682 mortgage note. Our unsecured term debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2007, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

None of our indenture and its supplements, our revolving credit facility nor our mortgage note contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our senior debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our credit facility.

Management Agreements, Leases and Operating Statistics

As of March 31, 2007, we owned 310 hotels and 146 travel centers which are grouped into twelve combinations. Our eleven hotel combinations are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village LLC, or Homestead. Our 146 travel centers are leased to and operated by TA.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 31, 2007, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns and rents and occupancy, ADR, revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Homestead Studio Suites®	Staybridge Suites®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Homestead	InterContinental (no. 1)

Number of Properties:	53	18	35	19	18	31

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	2,399	3,844

Number of States:	24	14	15	14	5	16

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.	Subsidiary of InterContinental

Investment (000s) (1):	$582,302	$189,040	$472,410	$274,222	$145,000	$436,708

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960	$36,872 (7)

End of Current Term:	2012	2010	2019	2015	2015	2031

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.	2 for 12.5 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$58,118	$18,885	$49,034	$28,508	$15,960	$37,777

Additional Return:	—	—	$1,173 (6)	—	—	—

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	10.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06 revenues.

Return / Rent Coverage (5):
Year ended 12/31/06:	1.49x	1.34x	1.11x	1.21x	1.46x	1.07x
Twelve months ended 3/31/07:	1.51x	1.36x	1.15x	1.18x	1.43x	1.07x
Three months ended 3/31/07:	1.47x	1.21x	1.10x	1.34x	1.48x	0.96x

Other Security Features:	HPT controlled	HPT controlled	—	Tenant minimum	Homestead parent	Limited
	lockbox with	lockbox with minimum		net worth	guarantee and	guarantee
	minimum balance	balance maintenance		requirement.	$15,960 letter of	provided by
	maintenance	requirement;			credit.	InterContinental.
	requirement;	subtenant; and
	subtenant and	subtenant parent
	subtenant parent	minimum net worth
	minimum net worth	requirement.
requirement.

(1)             Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately from hotel operations.

(2)             Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(3)             Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(4)             Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(5)             We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.

(6)             This agreement provides for annual additional return payment to us of $1,173 to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve and payment of our minimum return and percentage return.

(7)             The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

HOSPITALITY PROPERTIES TRUST

Property Brand:	Candlewood Suites®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/Country Inns & Suites®	TravelCenters of America®	Total/ Range/Average (all investments)
Agreement Reference Name:	InterContinental (no. 2)	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA	12

Number of Properties:	76	14	10	24	12	146	456

Number of Rooms/Suites:	9,220	4,139	2,937	2,921	2,262	— (9)	45,648 (9)

Number of States:	29	7 plus Ontario and Puerto Rico	5	14	7	39	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.

Manager:	Subsidiary of InterContinental.	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.

Investment (000s) (1):	$590,250	$496,000	$229,200	$283,850	$210,976	$1,697,221	$5,60 7,179

Security Deposit (000s):	—	$36,872 (7)	$36,872 (7)	—	—	—	$185,304

End of Current Term:	2028	2029	2030	2030	2030	2022	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—

Annual Minimum Return/Minimum Rent (000s) (3):	$50,000	$42,873	$20,306	$20,450	$11,856	$153,500 (10)	$507,267

Additional Return:	$10,000 (6)	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	$16,381

Percentage Return /Rent (4):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.

Return / Rent Coverage (5):
Year ended 12/31/06:	1.35x	1.37x	1.51x	0.80x	1.36x	1.47x	0.80x — 1.51x
Twelve months ended 3/31/07:	1.39x	1.28x	1.48x	0.61x	1.47x	(11)	0.61x — 1.48x
Three months ended 3/31/07:	1.34x	1.13x	1.57x	0.41x	1.85x	(11)	0.41x — 1.85x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.

(1)                Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately from hotel operations.

(2)                Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(3)                Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(4)                Certain of our management agreements and leases provides for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(5)                We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us. For some combinations, amounts have been calculated using data for periods prior to our ownership of certain properties and prior to commencement of operating agreements.

(6)                These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(7)                The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

(8)                These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(9)                Nineteen (19) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.

(10)           The amount of minimum rent payable to us by TA is scheduled to increase to $157,000, $161,000, $165,000, $170,000 and $175,000 on January 31, 2008, 2009, 2010, 2011 and 2012, respectively.  The annual straight line rent for GAAP reporting purposes is $170,696.

(11)           Data for most recent period not currently available from TA.

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2007	2006	Change
ADR
Marriott (no. 1)	53	7,610	$126.79	$118.33	7.1%
Marriott (no. 2)	18	2,178	117.61	109.39	7.5%
Marriott (no. 3)	35	5,382	115.32	107.38	7.4%
Marriott (no. 4)	19	2,756	123.56	124.45	-0.7%
InterContinental (no. 1)(2)	29	3,554	110.32	103.48	6.6%
InterContinental (no. 2)	76	9,220	70.01	65.60	6.7%
InterContinental (no. 3)(3)(4)	14	4,139	141.79	133.55	6.2%
InterContinental (no. 4)(3)	10	2,937	111.72	100.33	11.4%
Hyatt(4)	24	2,921	94.53	82.45	14.7%
Carlson(3)(4)	12	2,262	105.43	95.13	10.8%
Homestead	18	2,399	65.78	66.14	-0.5%
Total/Average	308	45,358	$105.52	$98.56	7.1%

OCCUPANCY
Marriott (no. 1)	53	7,610	63.5%	66.7%	-3.2	Pts
Marriott (no. 2)	18	2,178	73.4%	77.7%	-4.3	Pts
Marriott (no. 3)	35	5,382	72.0%	71.5%	0.5	Pts
Marriott (no. 4)	19	2,756	70.5%	73.6%	-3.1	Pts
InterContinental (no. 1)(2)	29	3,554	73.0%	74.0%	-1.0	Pts
InterContinental (no. 2)	76	9,220	72.2%	74.2%	-2.0	Pts
InterContinental (no. 3)(3)(4)	14	4,139	75.3%	75.0%	0.3	Pts
InterContinental (no. 4)(3)	10	2,937	70.5%	73.4%	-2.9	Pts
Hyatt(4)	24	2,921	55.5%	66.1%	-10.6	Pts
Carlson(3)(4)	12	2,262	67.3%	60.6%	6.7	Pts
Homestead	18	2,399	69.1%	70.6%	-1.5	Pts
Total/Average	308	45,358	69.4%	71.4%	-2.0	Pts

RevPAR
Marriott (no. 1)	53	7,610	$80.51	$78.93	2.0%
Marriott (no. 2)	18	2,178	86.33	85.00	1.6%
Marriott (no. 3)	35	5,382	83.03	76.78	8.1%
Marriott (no. 4)	19	2,756	87.11	91.60	-4.9%
InterContinental (no. 1)(2)	29	3,554	80.53	76.58	5.2%
InterContinental (no. 2)	76	9,220	50.55	48.68	3.8%
InterContinental (no. 3)(3)(4)	14	4,139	106.77	100.16	6.6%
InterContinental (no. 4)(3)	10	2,937	78.76	73.64	7.0%
Hyatt(4)	24	2,921	52.46	54.50	-3.7%
Carlson(3)(4)	12	2,262	70.95	57.65	23.1%
Homestead	18	2,399	45.45	46.69	-2.7%
Total/Average	308	45,358	$73.23	$70.37	4.1%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2006. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of March 31, 2007, our outstanding senior unsecured and term debt consisted of seven issues of fixed rate notes and one issue of fixed rate convertible notes:

Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity	Interest Payments Due
$150,000	7.000%	$10,500	2008	Semi-Annually
50,000	9.125%	4,563	2010	Semi-Annually
125,000	6.850%	8,563	2012	Semi-Annually
300,000	6.750%	20,250	2013	Semi-Annually
300,000	5.125%	15,375	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
300,000	5.625%	16,875	2017	Semi-Annually
575,000	3.800%	21,850	2027(1)	Semi-Annually
$2,075,000		$115,301

(1)             Our 3.8% convertible senior notes are exchangeable into cash equal to the principal amount of the notes and, at our option, cash or our common shares for the exchange value equal to the amount that the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment and, other circumstances, including a change in control. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control provisions prior to March 20, 2012. We may call these notes for early redemption after March 20, 2012.

Except as described in the footnote to the table above no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity or earlier prepayment these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $11,530. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. A change in the trading price of our common shares may also affect the fair value of our $575,000 convertible senior notes. Based on the balances outstanding at March 31, 2007, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $76,272.

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

At March 31, 2007, we had one mortgage payable secured by one hotel, with a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year for a fee. At March 31, 2007, we had $16,000 outstanding balance and $734,000 available for drawing under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under this agreement are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $16,000 under our revolving credit facility was 5.87% per annum at March 31, 2007. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2007:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2007	5.870%	$16,000	$939
10% increase	6.460%	$16,000	$1,034
10% reduction	5.280%	$16,000	$845

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate obligations we may incur.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS QUARTERLY REPORT ON FORM 10-Q AND INCLUDE STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO:

•                  OUR MANAGERS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US;

•                  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

•                  OUR INTENT TO REFURBISH CERTAIN OF OUR PROPERTIES;

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST;

•                  OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL; AND

•                  OTHER MATTERS.

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR MANAGERS AND TENANTS;

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES;

•                  CHANGES IN FINANCING TERMS; AND

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES GENERALLY AND REITS SPECIFICALLY.

FOR EXAMPLE:

•                  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY DECLINE AND OUR MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUT RETURNS OR RENTS.

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES.

THESE UNEXPECTED RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS, TERRORIST ATTACKS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ COSTS OR REVENUES OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006 UNDER “ITEM 1A. RISK FACTORS.”

FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST, AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II          Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2007, we issued 1,500 common shares, at a price of $47.10, the closing price of our common shares on the New York Stock Exchange on that day, to our two new trustees as part of their annual compensation. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

As further described in our Annual Report on Form 10-K for the year ended December 31, 2006, we have an agreement with RMR whereby RMR provides management services to us. Under the terms of this agreement, on March 26, 2007, we issued 29,928 common shares in payment of an incentive fee of $1,390,455 for services rendered by RMR during 2006. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

3.1	Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (Filed Herewith)
3.2	Articles Supplementary to Declaration of Trust dated March 5, 2007. (Incorporated by Reference to the Company’s Current Report on Form 8-K Dated March 7, 2007)
4.1

Supplemental Indenture No. 10 related to the 3.80% Convertible Senior Notes due 2027, dated as of March 7, 2007, by and between the Hospitality Properties Trust and U.S. Bank National Association, as Trustee, including the form of 3.80% Convertible Senior Note due 2027. (Incorporated by Reference to the Company’s Current Report on Form 8-K Dated March 7, 2007)

4.2

Registration Rights Agreement, dated as of March 7, 2007, by and between Hospitality Properties Trust and the Initial Purchasers named therein. (Incorporated by Reference to the Company’s Current Report on Form 8-K Dated March 7, 2007)

4.3

Supplemental Indenture No. 11 related to the 5.625% Senior Notes due 2017, dated as of March 12, 2007, between Hospitality Properties Trust and U.S. Bank National Association, as Trustee, including the form of 5.625% Senior Note due 2017. (Incorporated by Reference to the Company’s Current Report on Form 8-K Dated March 13, 2007)

4.4

Registration Rights Agreement, dated as of March 12, 2007, between Hospitality Properties Trust and the Initial Purchasers named therein. (Incorporated by Reference to the Company’s Current Report on Form 8-K Dated March 13, 2007)

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
Dated: May 2, 2007

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 2, 2007