Form 10-Q
period 2007-06-30
HOSPITALITY PROPERTIES TRUST
filed 2007-08-02
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

HOSPITALITY PROPERTIES TRUST

Maryland	04-3262075
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

617-964-8389

(Registrant’s Telephone Number, Including Area Code)

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 1, 2007: 93,869,429

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2007

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I   Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$1,399,743	$584,199
Buildings, improvements and equipment	4,859,610	3,457,818
	6,259,353	4,042,017
Accumulated depreciation	(776,165)	(707,838)
	5,483,188	3,334,179
Cash and cash equivalents	11,535	553,256
Restricted cash (FF&E reserve escrow)	30,684	27,363
Other assets, net	264,606	42,665
	$5,790,013	$3,957,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$658,000	$—
Senior notes, net of discounts	1,495,330	1,196,130
Convertible senior notes	575,000	—
Mortgage payable	3,664	3,700
Security deposits	185,366	185,366
Accounts payable and other liabilities	153,320	119,536
Due to affiliate	3,074	3,277
Dividends payable	4,754	1,914
Total liabilities	3,078,508	1,509,923

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares and none issued and outstanding, respectively, aggregate liquidation preference $317,500	306,833	—
Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized 93,869,429 and 86,284,251 issued and outstanding, respectively	939	863
Additional paid-in capital	3,048,690	2,703,687
Cumulative net income	1,477,765	1,380,111
Cumulative preferred distributions	(78,821)	(66,992)
Cumulative common distributions	(2,127,207)	(1,653,435)
Total shareholders’ equity	2,711,505	2,447,540
	$5,790,013	$3,957,463

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Hotel operating revenues	$249,774	$233,627	$474,245	$435,455
Rental income	81,530	32,870	143,130	65,346
FF&E reserve income	5,769	5,273	11,208	10,263
Interest income	658	428	3,806	850
Total revenues	337,731	272,198	632,389	511,914

Expenses:
Hotel operating expenses	184,311	172,625	344,709	316,814
Interest (including amortization of deferred financing costs of $913, $635, $1,652 and $1,245, respectively)	33,795	21,162	64,450	40,150
Depreciation and amortization	55,259	35,848	104,330	70,800
General and administrative	10,084	7,186	18,535	13,540
TA spin off costs	—	—	2,711	—
Total expenses	283,449	236,821	534,735	441,304

Net income	54,282	35,377	97,654	70,610
Preferred distributions	(7,470)	(1,914)	(11,829)	(3,828)
Net income available for common shareholders	$46,812	$33,463	$85,825	$66,782

Weighted average common shares outstanding	93,868	71,953	92,323	71,937

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.50	$0.47	$0.93	$0.93

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$97,654	$70,610
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,330	70,800
Amortization of deferred financing costs as interest	1,652	1,245
Straight line rent adjustments	(7,186)	(48)
Other non-cash income	(1,485)	(1,458)
FF&E reserve income and deposits	(29,072)	(22,801)
Changes in assets and liabilities:
Increase in other assets	(13,770)	(4,357)
Increase in accounts payable and other	26,519	18,670
Increase in due to affiliate	1,187	1,627
Cash provided by operating activities	179,829	134,288

Cash flows from investing activities:
Real estate acquisitions	(2,579,143)	(320,762)
FF&E reserve fundings	(43,060)	(28,218)
Cash used in investing activities	(2,622,203)	(348,980)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	343,452	—
Proceeds from issuance of preferred shares, net	306,891	—
Proceeds from issuance of senior notes, net of discount	298,866	273,974
Proceeds from issuance of convertible senior notes	575,000	—
Draws on revolving credit facility	784,000	439,000
Repayments of revolving credit facility	(126,000)	(389,000)
Draws on interim credit facility	1,400,000	—
Repayments of interim credit facility	(1,400,000)	—
Deferred finance costs incurred	(14,879)	(2,113)
Distributions to preferred shareholders	(8,989)	(3,828)
Distributions to common shareholders	(136,522)	(105,029)
Distribution of TA to common shareholders	(121,166)	—
Cash provided by financing activities	1,900,653	213,004
Decrease in cash and cash equivalents	(541,721)	(1,688)
Cash and cash equivalents at beginning of period	553,256	18,568
Cash and cash equivalents at end of period	$11,535	$16,880

Supplemental cash flow information:
Cash paid for interest	$48,716	$38,048
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$26,739	$20,111
Property managers’ purchases with FF&E reserve	(66,478)	(50,147)
Non-cash financing activities:
Issuance of common shares	$1,627	$1,572
Distribution of TA to common shareholders	(216,084)	—

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room, food and beverage sales, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized at year end when all contingencies are met and the income is earned. Deferred additional returns were $7,294 and $12,793 for the three and six months ended June 30, 2007, respectively, compared with $10,993 and $13,343 and for the three and six months ended June 30, 2006, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $4,296 and $7,186 for the three and six months ended June 30, 2007, respectively, and $24 and $48 for the three and six months ended June 30, 2006, respectively, of adjustments necessary to record rent on the straight line basis. Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent was $1,684 and $3,354 for the three and six months ended June 30, 2007, respectively, and $1,528 and $3,176 for the three and six months ended June 30, 2006, respectively.

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

Note 3.  Per Common Share Amounts

Per common share amounts are computed using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at June 30, 2007 or 2006.

Note 4.  Shareholders’ Equity

On January 16, 2007 and April 16, 2007, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2007 and April 14, 2007, respectively. On June 1, 2007, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on June 30, 2007, with respect to the period ended July 14, 2007. This amount was paid on July 16, 2007.

On May 15, 2007, we paid a $0.40833 per share distribution to our Series C preferred shareholders with respect to the period ended May 14, 2007. On July 2, 2007, we declared a distribution of $0.4375 per Series C preferred share with respect to the period ending August 14, 2007. We expect to pay this amount on or about August 15, 2007.

On February 15, 2007, we paid a $0.74 per share distribution to our common shareholders for the quarter ended December 31, 2006 and on May 17, 2007, we paid a $0.76 per share distribution to our common shareholders for the quarter ended March 31, 2007. On July 2, 2007, we declared a distribution of $0.76 per share to common shareholders of record on July 12, 2007, for the quarter ended June 30, 2007. We expect to pay this amount on or about August 16, 2007.

Under the terms of our management agreement with Reit Management & Research LLC, or RMR, on March 26, 2007, we issued 29,928 common shares in payment of an incentive fee of $1,390 for services rendered by RMR during 2006.

On January 11, 2007, we issued 1,500 common shares, at a price of $47.10, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to our two new trustees as part of their annual compensation. On May 15, 2007, we issued 3,750 common shares, at a price of $44.38, the closing price of our common shares on the NYSE on that day, to our five trustees as part of their annual compensation.

In January 2007, we sold 1,800,000 of our common shares at a price of $47.51 per share in a public offering pursuant to an over allotment option granted to the underwriters of our December 2006 common share offering. Net proceeds from this sale of $81,775 (after underwriting and other offering expenses) were used to partially fund our acquisition of TravelCenters of America, Inc., or TravelCenters (see Note 7).

In February 2007, we sold 5,750,000 of our common shares at a price of $47.67 per share in a public offering. Net proceeds from these sales of $261,677 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 7).

In February 2007, we sold 12,700,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering. Net proceeds from these sales of $306,833 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 7). Each of our Series C preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share. The Series C preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after February 15, 2012.

Note 5.  Indebtedness

We have a $750,000, interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (5.87% per annum at June 30, 2007). As of June 30, 2007, we had $658,000 outstanding on our revolving credit facility and $92,000 available to be drawn for acquisitions and general business purposes.

In March 2007, we sold $575,000 of 3.8% convertible senior notes due 2027. Net proceeds from these offerings of $562,525 (after placement and other offering expenses) were used to repay amounts outstanding under the Acquisition Facility (see Note 7) and for general business purposes. The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

On March 12, 2007, we sold $300,000 of 5.625% senior notes due 2017. Net proceeds from this offering of $296,468 (after placement and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 7).

Note 6.  Real Estate Properties

During the six months ended June 30, 2007, we funded $44,498 of improvements to certain of our properties, which resulted in a $4,136 increase in our annual minimum returns and rents.

Note 7.  2007 Acquisitions

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

The cost of the TravelCenters acquisition was as follows:

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

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments, if any. The annual minimum rent due to us under this agreement is $153,622, $157,122, $161,122, $165,122, $170,122 and $175,122 in each of the first five years of the agreement and for the remaining years and thereafter, respectively. Starting in 2012, the lease requires TA to pay us certain percentages of increases in gross revenues at the leased travel centers. We have agreed to provide up to $25,000 of funding annually for the first five years of the lease for certain specified improvements to the leased travel centers. This funding is cumulative and may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements funded by us will be owned by us. As of June 30, 2007, we have funded $9,124 under this agreement. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125,000, in return for minimum annual rent increases equal to a percentage of the amount we fund. Our lease agreement with TA expires on December 31, 2022.

The following table presents our pro forma results of operations as if the TA Transaction and the related financing transactions were completed on January 1, 2006. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenues	$337,731	$314,872	$646,614	$597,262
Net income	54,282	50,664	110,793	101,181
Net income available for common shareholders	46,812	43,194	95,854	86,241
Basic and diluted per common share data:
Net income available for common shareholders	$0.50	$0.47	$1.02	$0.94

Net income and net income available for common shareholders for the six months ended June 30, 2007, excludes $2,711, or $0.03 per common share, of non recurring costs related to the spin off of TA.

On May 30, 2007, we acquired Petro Stopping Centers Holdings, L.P., or Petro Holdings, pursuant to a purchase agreement dated May 30, 2007, for approximately $630,000. Petro Holdings owns 40 travel centers located in 25 states. In connection with our acquisition of Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro Stopping Centers, L.P., or Petro, a former subsidiary of Petro Holdings acquired by TA on May 30, 2007. Upon closing of our acquisition of Petro Holdings, the Petro debt was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008. We agreed to pay certain costs associated with our acquisition of Petro Holdings, including those related to the defeasance and prepayment of the Petro debt plus customary closing costs that totaled approximately $25,000.

The preliminary allocation of the Petro Holdings purchase price to the fair value of assets acquired was as follows:

Real estate	$638,300
Leasehold interest	16,700
$655,000

We are obtaining valuations of the acquired assets and we may change our preliminary purchase price allocation as a result of such valuations. The purchase price and costs were funded with borrowings under our revolving credit facility.

Simultaneous with the acquisition of Petro Holdings, the sites acquired were leased to TA for an initial minimum rent of $62,225 per year. Starting in 2013, the lease requires TA to pay us additional rent calculated as certain percentages of increases in gross revenues at the leased travel centers. This lease agreement with TA expires on June 30, 2024, but TA has two renewal options of 15 years each, exercisable for all, but not less than all, of these 40 leased travel centers.

Note 8.  Segment Information.

We have two reportable business segments: hotels and travel centers. Prior to our acquisition of TravelCenters in January 2007, our only reportable segment was hotels.

	For the three months ended June 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$249,774	$—	$—	$249,774
Rental income	33,314	48,216	—	81,530
FF&E reserve income	5,769	—	—	5,769
Interest income	—	—	658	658
Total revenues	288,857	48,216	658	337,731
Hotel operating expenses	(184,311)	—	—	(184,311)
Operating income	104,546	48,216	658	153,420

Interest expense	—	—	33,795	33,795
Depreciation and amortization expense	37,370	17,889	—	55,259
General and administrative expense	—	—	10,084	10,084
Net income (loss)	67,176	30,327	(43,221)	54,282
Preferred distributions	—	—	(7,470)	(7,470)
Net income (loss) available for common shareholders	$67,176	$30,327	$(50,691)	$46,812

	For the six months ended June 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$474,245	$—	$—	$474,245
Rental income	66,465	76,665	—	143,130
FF&E reserve income	11,208	—	—	11,208
Interest income	—	—	3,806	3,806
Total revenues	551,918	76,665	3,806	632,389
Hotel operating expenses	(344,709)	—	—	(344,709)
Operating income	207,209	76,665	3,806	287,680

Interest expense	—	—	64,450	64,450
Depreciation and amortization expense	73,868	30,462	—	104,330
General and administrative expense	—	—	18,535	18,535
TA spin off costs	—	—	2,711	2,711
Net income (loss)	133,341	46,203	(81,890)	97,654
Preferred distributions	—	—	(11,829)	(11,829)
Net income (loss) available for common shareholders	$133,341	$46,203	$(93,719)	$85,825
Total assets	$3,385,519	$2,367,892	$36,602	$5,790,013

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

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions but, as a REIT, we generally do not pay tax on our net income distributed as dividends to our shareholders. We are subject to income tax in Canada and Puerto Rico without regard to our REIT status. Our taxable subsidiary does not join in our consolidated REIT tax filings and as such is itself subject to federal income tax as well as income tax in multiple state and local jurisdictions and Canada. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

Note 10.  Subsequent Event.

On July 26, 2007, we sold 18 Homestead Studio Suites hotels for $205,350. Seventeen of these hotels were sold to a third party for approximately $192,250. One hotel was purchased by a subsidiary of HRPT Properties Trust, a publicly traded real estate investment trust that is managed by Reit Management & Research LLC, which is also our manager, for approximately $13,100. Net proceeds from these sales after the refund of a $15,960 security deposit and payment of closing costs were approximately $189,000 and were used to reduce amounts outstanding under our revolving credit facility. We expect to recognize a gain on these sales of approximately $95,000 in the 2007 third quarter.

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

On May 30, 2007, we acquired Petro Stopping Centers Holdings, L.P., or Petro Holdings, pursuant to a purchase agreement dated May 30, 2007, for approximately $630,000. Petro Holdings owns 40 travel centers located in 25 states. In connection with our acquisition of Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro Stopping Centers, L.P., or Petro, a former subsidiary of Petro Holdings acquired by TA on May 30, 2007. Upon closing of our acquisition of Petro Holdings, the Petro debt was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008. We agreed to pay certain costs associated with our acquisition of Petro Holdings, including those relating to the defeasance and prepayment of the Petro debt plus customary closing costs that totaled approximately $25,000. The purchase price and costs were funded with borrowings under our revolving credit facility. Simultaneous with the acquisition of Petro Holdings, the sites acquired were leased to TA for an initial minimum rent of $62,225 per year. Starting in 2013, the lease requires TA to pay us additional rent calculated as certain percentages of increases in gross revenues at the leased travel centers. Our lease agreement with TA expires on June 30, 2024, but TA has two renewal options of 15 years each, exercisable for all, but not less than all, of these 40 leased travel centers.

On July 26, 2007, we sold 18 Homestead Studio Suites hotels for $205,350. Seventeen of these hotels were sold to a third party for approximately $192,250. One hotel was purchased by a subsidiary of HRPT Properties Trust, a publicly traded real estate investment trust that is managed by Reit Management & Research LLC, which is also our manager, for approximately $13,100. Net proceeds from these sales after the refund of a $15,960 security deposit and payment of closing costs were approximately $189,000 and were used to reduce amounts outstanding under our revolving credit facility. We expect to recognize a gain on these sales of approximately $95,000 in the 2007 third quarter.

Management Agreements and Leases

At June 30, 2007, our 310 hotels were included in eleven combinations of hotels of which 201 are leased to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company and 109 are leased to third parties. Our 186 travel centers were leased under two combination agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 22 and 23.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2007 versus 2006
	For the three months ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$249,774	$233,627	$16,147	6.9%
Rental income / hotels	33,314	32,870	444	1.4%
Rental income / travel centers	48,216	—	48,216	—
FF&E reserve income	5,769	5,273	496	9.4%
Interest income	658	428	230	53.7%

Expenses:
Hotel operating expenses	184,311	172,625	11,686	6.8%
Interest expense	33,795	21,162	12,633	59.7%
Depreciation and amortization / hotels	37,370	35,848	1,522	4.2%
Depreciation and amortization / travel centers	17,889	—	17,889	—
General and administrative	10,084	7,186	2,898	40.3%
Net income	54,282	35,377	18,905	53.4%
Net income available for common shareholders	46,812	33,463	13,349	39.9%
Weighted average shares outstanding	93,868	71,953	21,915	30.5%
Net income available for common shareholders per common share	$0.50	$0.47	$0.03	6.4%

The increase in hotel operating revenues in the second quarter of 2007 versus the second quarter of 2006 was caused primarily by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from the second quarter of 2006 due to higher average daily room rates, or ADR, partially offset by the impact of lower occupancy rates. Additional operating statistics of our hotels are included in the table on page 24.

The increase in hotel operating expenses was primarily caused by the increases in the cost of wages and benefits in the second quarter of 2007.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $7,294 and $10,993 for the three months ended June 30, 2007 and 2006, respectively.

Certain of our managed hotels had net operating results that were $2,184 less than the minimum returns due to us in the three months ended June 30, 2007. This amount is reflected in our consolidated statement of income as a reduction to hotel operating expense because the minimum return was funded by our manager. All our managed hotel combinations had net operating results that were more than the minimum returns due to us during the three months ended June 30, 2006.

The increase in rental income / hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007.

The increase in rental income / travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income / travel centers includes $4,299 of adjustments necessary to record rent on the straight line basis for the three months ended June 30, 2007.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increased levels of hotel sales in 2007 versus 2006 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants as FF&E reserve income.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2007.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2006 and 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2007 than in 2006.

The increase in depreciation and amortization / hotels is due principally to the depreciation and amortization of assets acquired in our 2006 acquisitions and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007.

The increase in depreciation and amortization / travel centers is due principally to the depreciation and amortization of assets acquired in our 2007 travel center acquisitions described above.

The increase to general and administrative expense is due principally to the impact of additional property investments during 2006 and 2007.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above. On a per share basis the percentage increase in net income available for common shareholders was lower due to our issuance and sale of common shares in 2007 and 2006.

Six Months Ended June 30, 2007 versus 2006
	For the six months ended June 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$474,245	$435,455	$38,790	8.9%
Rental income/hotels	66,465	65,346	1,119	1.7%
Rental income/travel centers	76,665	—	76,665	—
FF&E reserve income	11,208	10,263	945	9.2%
Interest income	3,806	850	2,956	347.8%

Expenses:
Hotel operating expenses	344,709	316,814	27,895	8.8%
Interest expense	64,450	40,150	24,300	60.5%
Depreciation and amortization / hotels	73,868	70,800	3,068	4.3%
Depreciation and amortization / travel centers	30,462	—	30,462	—
General and administrative	18,535	13,540	4,995	36.9%
TA spin off costs	2,711	—	2,711	—
Net income	97,654	70,610	27,044	38.3%
Net income available for common shareholders	85,825	66,782	19,043	28.5%
Weighted average shares outstanding	92,323	71,937	20,386	28.3%
Net income available for common shareholders per common share	$0.93	$0.93	$0.00	0.0%

The increase in hotel operating revenues in 2007 versus the 2006 period was caused primarily by the increase in the number of managed hotels for the full six month period in 2007 due to our January 2006 acquisition of nine hotels and our April 2006 acquisition of three hotels. In addition, revenues at most of our managed hotels increased from the 2006 period due to improved ADR partially offset by lower occupancies. Additional operating statistics of our hotels are included in the table on page 24.

The increase in hotel operating expenses was caused by the increase in the number of managed hotels for the full six month period in 2007 resulting from our 2006 acquisitions described above and increases in the cost of wages and benefits in 2007.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $12,793 and $13,343 for the six months ended June 30, 2007 and 2006, respectively.

Certain of our managed hotels had net operating results that were $5,705 less than the minimum returns due to us in the six months ended June 30, 2007. These amounts are reflected in our consolidated statement of income as a reduction to hotel operating expenses in 2007 because the minimum returns were funded by our managers. All our managed hotel combinations had net operating results that were more than the minimum returns due to us during the six months ended June 30, 2006.

The increase in rental income / hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007.

The increase in rental income / travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our lease with TA on May 30, 2007. Rental income / travel centers includes $7,165 of adjustments necessary to record rent on the straight line basis for the six months ended June 30, 2007.

The increase in FF&E reserve income is primarily due to increased levels of hotel sales in 2007 versus 2006.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2007.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2006 and 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2007 than in 2006.

The increase in depreciation and amortization / hotels is due principally to the depreciation and amortization of assets acquired in our 2006 acquisitions and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007.

The increase in depreciation and amortization / travel centers is due principally to the depreciation and amortization of assets acquired in our 2007 travel center acquisitions described above.

The increase to general and administrative expense is due principally to the impact of additional property investments during 2006 and 2007.

In the six months ended June 30, 2007, we expensed $2,711 of costs in connection with the spin off of TA.

The increases in net income and net income available for common shareholders are primarily due to the investment and operating activities discussed above. On a per share basis, the percentage increase in net income available for common shareholder per common share was offset by our issuance and sale of common shares in 2007 and 2006.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2007, all 496 of our properties were operated under management agreements or leases with third party operating companies. All costs of operating and maintaining our properties are paid by the third party hotel managers as agent for us or by third party tenants for their own account. These third parties derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 22 and 23. Assuming our thirteen operating agreements as of June 30, 2007, had been in place during the twelve months ended June 30, 2007 (March 31, 2007, for the TA operating agreements), twelve combinations, representing 472 properties, generated coverage of at least 1.0x using historical operating results. The remaining combination, representing 24 hotels, generated coverage of 0.50x; hotels in this combination have been undergoing significant renovations since the third quarter of 2006 which caused some of their rooms to be unavailable for occupancy.

Three hundred seventy-one (371) of our properties, representing 76% of our total investments at cost as of June 30, 2007, in nine combinations, are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2007, our managers and tenants contributed $27,670 to these accounts. As of June 30, 2007, there was approximately $30,685 on deposit in these escrow accounts, of which $30,684 was held directly by us and reflected on our balance sheet as restricted cash. The remaining $1 is held in an account owned by one of our tenants and is not reflected on our balance sheet, but we have security and remainder interests in the account owned by this tenant. During the six months ended June 30, 2007, $67,410 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our hotels in excess of amounts available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increase by a percentage of the amount we fund. During the three months ended June 30, 2007, we funded $43,060 for capital improvements to our hotels in excess of FF&E reserve fundings from hotel operations.

FF&E escrow deposits are not required under our travel centers leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA lease for 146 travel centers, we have agreed to provide up to $25,000 per year for capital improvements to the leased properties for the first five years of the lease term or thereafter on a cumulative basis. As of June 30, 2007, we have funded $9,124 under this agreement. Under both leases, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases.

During the six months ended June 30, 2007, we funded $4,683 for improvements to our Marriott International, Inc., or Marriott, branded hotels using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $3,300 for improvements to our Marriott hotels during the remainder of 2007 with funds from our existing cash balances or borrowings under our revolving credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of June 30, 2007, $56,500 has been funded. We funded $27,000 of this amount during the six months ended June 30, 2007 and we expect to fund an additional approximately $21,200 during the remainder of 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of June 30, 2007, $36,782 has been funded. We funded $219 of this amount during the six months ended June 30, 2007, and we expect to fund an additional approximately $780 during the remainder of 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

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

On January 16, 2007 and April 16, 2007, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2007 and April 14, 2007, respectively. On June 1, 2007, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on June 30, 2007, with respect to the period ended July 14, 2007. This amount was paid on July 16, 2007. These distributions were funded using cash on hand and borrowings under our revolving credit facility.

On May 15, 2007, we paid a $0.40833 per share distribution to our Series C preferred shareholders with respect to the period ended May 14, 2007. This distribution was funded using borrowings under our revolving credit facility. On July 2, 2007, we declared a distribution of $0.4375 per Series C preferred share with respect to the period ending August 14, 2007. We expect to pay this amount on or about August 15, 2007, using borrowings under our revolving credit facility.

On February 15, 2007, we paid a $0.74 per share distribution to our common shareholders for the quarter ended December 31, 2006 and on May 17, 2007, we paid a $0.76 per share distribution to our common shareholders for the quarter ended March 31, 2007. These distributions were funded using cash on hand and borrowings under our revolving credit facility. On July 2, 2007, we declared a distribution of $0.76 per share to common shareholders of record on July 12, 2007, for the quarter ended June 30, 2007. We expect to pay this amount on or about August 16, 2007, using borrowings under our revolving credit facility.

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. We funded the acquisition of TravelCenters and the capitalization of TA with a $1,400,000 borrowing under the Acquisition Facility and with our existing cash balances. We subsequently repaid all borrowings under the Acquisition Facility during the 2007 first quarter with net proceeds from the financing transactions described below.

In January 2007, we sold 1,800,000 of our common shares at a price of $47.51 per share pursuant to an over allotment option granted to the underwriters of our December 2006 common share offering. Net proceeds from this sale of $81,775 (after underwriting and other offering expenses) were used to partially fund our acquisition of TravelCenters.

In February 2007, we sold 5,750,000 of our common shares at a price of $47.67 per share in a public offering. Net proceeds from this sale of $261,677 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility.

Also in February 2007, we sold 12,700,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering. Net proceeds from this sale of $306,833 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility.

In March 2007, we sold $575,000 of 3.8% convertible senior notes due 2027 to initial purchasers for resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. Net proceeds from this sale of $562,525 (after placement and other offering expenses) were used to repay amounts outstanding under the Acquisition Facility and for general business purposes. Resales of these notes and any underlying common shares were registered on behalf of certain selling security holders on April 5, 2007.

In March 2007, we sold $300,000 of 5.625% senior notes due 2017 to initial purchasers for resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. Net proceeds from this sale of $296,468 (after placement and other offering expenses) were used to reduce borrowings under our Acquisition Facility. In June 2007, we issued $300,000 of 5.625% senior notes due 2017 that were registered with the Securities and Exchange Commission in exchange for all of our privately placed 5.625% senior notes due 2017.

In May 2007, we purchased 40 Petro Stopping Centers for approximately $655,000, including acquisition costs, using borrowings under our revolving credit facility.

In July 2007, we sold 18 Homestead Studio Suites hotels for $205,350. We used the net proceeds of approximately $189,000 to reduce amounts outstanding under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (5.87% per annum at June 30, 2007). Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of June 30, 2007, we had a balance of $658,000 outstanding under our revolving credit facility.

At June 30, 2007, we had $11,535 of cash and cash equivalents and $92,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008, $50,000 in 2010, $125,000 in 2012, $300,000 in 2013, $300,000 in 2015, $275,000 in 2016, $300,000 in 2017 and $575,000 in 2027. Our 3.8% convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

As of June 30, 2007, we had one mortgage note we assumed in connection with our acquisition of one hotel with a current principal balance of $3,664. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro. Upon closing of our acquisition of Petro Holdings, the Petro debt was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008.

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

Debt Covenants

Our debt obligations at June 30, 2007, consist of our revolving credit facility, our $2,075,000 of unsecured term debt and our $3,664 mortgage note. Our unsecured term debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2007, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

As of June 30, 2007, we owned 310 hotels and 186 travel centers which are grouped into thirteen combinations. Our eleven hotel combinations are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, Carlson and BRE/Homestead Village L.L.C., or Homestead. Our 186 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of June 30, 2007, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns and rents and occupancy, ADR, revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Homestead Studio Suites® (1)	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Homestead	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	35	19	18	31	76

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	2,399	3,844	9,220

Number of States:	24	14	15	14	5	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Homestead.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Homestead.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s)(2):	$584,312	$190,321	$472,410	$274,222	$145,000	$436,708	$590,250

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$15,960	$36,872 (8)	—

End of Current Term:	2012	2010	2019	2015	2015	2031	2028

Renewal Options(3):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s)(4):	$58,319	$19,013	$49,034	$28,508	$15,960	$37,882	$50,000

Additional Return:	—	—	$1,173(7)	—	—	—	$10,000(6)

Percentage Return / Rent(5):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	10.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.

Return / Rent Coverage(6):
Year ended 12/31/06:	1.49x	1.34x	1.11x	1.21x	1.46x	1.07x	1.35x
Twelve months ended 6/30/07:	1.54x	1.37x	1.19x	1.18x	1.37x	1.08x	1.39x
Three months ended 6/30/07:	1.83x	1.48x	1.44x	1.33x	1.46x	1.21x	1.55x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Homestead parent guarantee and $15,960 letter of credit.	Limited guarantee provided by InterContinental	Limited guarantee provided by InterContinental.

(1)             On July 26, 2007, we sold our 18 Homestead Studio Suites hotels.

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

(7)             These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(8)             The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/Park Plaza® Hotels & Resorts/Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14	10	24	12	146	40	496

Number of Rooms / Suites:	4,139	2,937	2,908	2,262	— (9)	—	45,635 (9)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s)(1):	$496,000	$230,667	$294,850	$210,976	$1,707,783	$655,000	$6,288,499

Security Deposit (000s):	$36,872(7)	$36,872(7)	—	—	—	—	$185,304

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options(2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s)(3):	$42,873	$20,306	$21,550	$11,856	$153,622(10)	$62,225	$571,148

Additional Return:	$3,458 (6)	$1,750(6)	50% of cash flow in excess of minimum return.(8)	50% of cash flow in excess of minimum return.(8)	—	—	$16,381

Percentage Return / Rent(4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and 3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.

Return / Rent Coverage(5):
Year ended 12/31/06:	1.37x	1.51x	0.80x	1.36x	1.47x	1.31x	0.80x–1.51x
Twelve months ended 6/30/07:	1.26x	1.47x	0.50x	1.55x	(11)	(11)	0.50x–1.54x
Three months ended 6/30/07:	1.64x	1.65x	0.58x	1.64x	(11)	(11)	0.58x–1.83x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

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

(10)       The amount of minimum rent payable to us by TA is scheduled to increase to $157,122, $161,122, $165,122, $170,122 and $175,122 on January 31, 2008, 2009, 2010, 2011 and 2012, respectively.  The annual straight line rent for GAAP reporting purposes is $170,818.

(11)       Represents data for the periods ended March 31, 2007. Data for periods ended June 30, 2007, is not currently available from our tenant, TA.

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	Second Quarter(1)				Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2007	2006	Change		2007	2006	Change
ADR
Marriott (no. 1)	53	7,610	$124.74	$117.64	6.0%		$125.70	$117.97	6.6%
Marriott (no. 2)	18	2,178	117.65	110.27	6.7%		117.63	109.85	7.1%
Marriott (no. 3)	35	5,382	118.20	109.84	7.6%		116.83	108.68	7.5%
Marriott (no. 4)	19	2,756	115.88	115.75	0.1%		119.57	120.00	-0.4%
InterContinental (no. 1)(2)	29	3,554	110.71	105.12	5.3%		110.52	104.34	5.9%
InterContinental (no. 2)	76	9,220	70.53	66.25	6.5%		70.28	65.94	6.6%
InterContinental (no. 3)(3)(4)	14	4,139	143.90	139.07	3.5%		142.90	136.40	4.8%
InterContinental (no. 4)(3)	10	2,937	110.43	102.84	7.4%		111.06	101.59	9.3%
Hyatt(5)	24	2,908	98.05	82.81	18.4%		96.34	82.63	16.6%
Carlson	12	2,262	96.88	91.15	6.3%		101.09	93.09	8.6%
Homestead	18	2,399	60.07	63.72	-5.7%		62.82	64.88	-3.2%
Total/Average	308	45,345	$105.05	$99.05	6.1%		$105.28	$98.81	6.5%

OCCUPANCY
Marriott (no. 1)	53	7,610	71.7%	73.7%	-2.0	Pts	67.6%	70.2%	-2.6	Pts
Marriott (no. 2)	18	2,178	79.5%	84.0%	-4.5	Pts	76.4%	80.8%	-4.4	Pts
Marriott (no. 3)	35	5,382	79.6%	79.8%	-0.2	Pts	75.8%	75.7%	0.1	Pts
Marriott (no. 4)	19	2,756	76.2%	77.0%	-0.8	Pts	73.4%	75.3%	-1.9	Pts
InterContinental (no. 1)(2)	29	3,554	78.5%	80.1%	-1.6	Pts	75.8%	77.1%	-1.3	Pts
InterContinental (no. 2)	76	9,220	77.5%	79.5%	-2.0	Pts	74.9%	76.9%	-2.0	Pts
InterContinental (no. 3)(3)(4)	14	4,139	81.7%	78.9%	2.8	Pts	78.5%	77.0%	1.5	Pts
InterContinental (no. 4)(3)	10	2,937	73.6%	73.8%	-0.2	Pts	72.1%	73.6%	-1.5	Pts
Hyatt(5)	24	2,908	58.5%	65.4%	-6.9	Pts	57.0%	65.7%	-8.7	Pts
Carlson	12	2,262	68.4%	63.2%	5.2	Pts	67.8%	61.9%	5.9	Pts
Homestead	18	2,399	73.7%	75.4%	-1.7	Pts	71.4%	73.0%	-1.6	Pts
Total/Average	308	45,345	75.1%	76.3%	-1.2	Pts	72.3%	73.8%	-1.5	Pts

RevPAR
Marriott (no. 1)	53	7,610	$89.44	$86.70	3.2%		$84.97	$82.81	2.6%
Marriott (no. 2)	18	2,178	93.53	92.63	1.0%		89.87	88.76	1.3%
Marriott (no. 3)	35	5,382	94.09	87.65	7.3%		88.56	82.27	7.6%
Marriott (no. 4)	19	2,756	88.30	89.13	-0.9%		87.76	90.36	-2.9%
InterContinental (no. 1)(2)	29	3,554	86.91	84.20	3.2%		83.77	80.45	4.1%
InterContinental (no. 2)	76	9,220	54.66	52.67	3.8%		52.64	50.71	3.8%
InterContinental (no. 3)(3)(4)	14	4,139	117.57	109.73	7.1%		112.18	105.03	6.8%
InterContinental (no. 4)(3)	10	2,937	81.28	75.90	7.1%		80.07	74.77	7.1%
Hyatt(5)	24	2,908	57.36	54.16	5.9%		54.91	54.29	1.1%
Carlson	12	2,262	66.27	57.61	15.0%		68.54	57.62	19.0%
Homestead	18	2,399	44.27	48.04	-7.8%		44.85	47.36	-5.3%
Total/Average	308	45,345	$78.89	$75.58	4.4%		$76.12	$72.92	4.4%

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

(5)             In connection with the rebranding of our AmeriSuites® hotels to Hyatt PlaceTM hotels during the first half of 2007, 20 hotels were undergoing renovations which required some hotel rooms to be taken out of service.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2006. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of June 30, 2007, our outstanding senior unsecured and term debt consisted of seven issues of fixed rate notes and one issue of fixed rate convertible notes:

Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity		Interest Payments Due
$150,000	7.000%	$10,500	2008		Semi-Annually
50,000	9.125%	4,563	2010		Semi-Annually
125,000	6.850%	8,563	2012		Semi-Annually
300,000	6.750%	20,250	2013		Semi-Annually
300,000	5.125%	15,375	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
575,000	3.800%	21,850	2027	(1)	Semi-Annually
$2,075,000		$115,301

(1)             Our 3.8% convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events. We may call these notes for early redemption after March 20, 2012.

Except as described in the footnote to the table above no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity or earlier prepayment these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $11,530. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Changes in the trading price of our common shares may also affect the fair value of our $575,000 convertible senior notes. Based on the balances outstanding at June 30, 2007, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $76,588.

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

At June 30, 2007, we had one mortgage payable secured by one hotel, with a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year for a fee. At June 30, 2007, we had $658,000 outstanding balance and $92,000 available for drawing under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under this agreement are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $658,000 under our revolving credit facility was 5.87% per annum at June 30, 2007. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2007:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2007	5.870%	$658,000	$38,625
10% increase	6.460%	$658,000	$42,507
10% reduction	5.280%	$658,000	$34,742

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR MANAGERS AND TENANTS;

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES;

•                  CHANGES IN FINANCING TERMS; AND

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES GENERALLY AND REITS SPECIFICALLY.

FOR EXAMPLE:

•                  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY DECLINE AND OUR MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.

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

PART II   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2007, we granted each of our five trustees 750 common shares of beneficial interest, par value $0.01 per share, valued at $44.38 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

At our regular annual meeting, held on May 15, 2007, our shareholders elected William A. Lamkin (81,256,164.661 shares voted for and 1,602,775.854 shares withheld) as a trustee. The term of office of Mr. Lamkin will extend until our annual meeting of shareholders in 2010. Messrs. John L. Harrington, Barry M. Portnoy, Frank J. Bailey and Adam D. Portnoy continue to serve as trustees with terms of office expiring in 2008, 2008, 2009 and 2009, respectively.

Also at our annual meeting, our shareholders considered four proposals to amend certain provisions of our declaration of trust. First, our shareholders approved a proposal to amend our declaration of trust to provide that any shareholder who violates our declaration of trust or bylaws will indemnify and hold us harmless from and against all costs, expenses, penalties, fines and other amounts, including attorneys’ and other professional fees, arising from the shareholder’s violation, together with interest on such amounts (73,825,124.918 shares voted for, 8,134,128.945 shares voted against and 899,686.652 shares abstaining).

Second, a proposal to amend our declaration of trust to change the required shareholder vote for certain actions and provide that the required shareholder vote necessary for the election of trustees or to take certain other actions shall be set in our bylaws was not approved (17,379,964.908 shares voted for, 45,546,235.436 shares voted against, 541,029.171 shares abstaining and 19,391,711 broker non-votes).

Third, a proposal to amend our declaration of trust to change the required shareholder vote for certain amendments to our declaration of trust or for termination of the trust was not approved (16,925,415.657 shares voted for, 45,944,680.687 shares voted against, 597,133.171 shares abstaining and 19,391,711 broker non-votes).

Fourth, a proposal to amend our declaration of trust, subject to an express provision in the terms of any class or series of shares of beneficial interest, to authorize our board to divide or combine the outstanding shares of any class or series of shares of beneficial interest without a shareholder vote was not approved (22,859,849.203 shares voted for, 39,810,363 shares voted against, 797,017.312 shares abstaining and 19,391,711 broker non-votes).

Item 6. Exhibits

2.1                                 Purchase Agreement, dated May 30, 2007, among Hospitality Properties Trust, Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers Holdings, L.P.  (Incorporated by reference to our Current Report on Form 8-K dated June 4, 2007).

3.1                                 Composite copy of Amended and Restated Declaration of Trust, dated August 21, 1005, as amended through May 16, 2007 (Incorporated by reference to our Current Report on Form 8-K dated May 16, 2007).

4.1                                 Renewed Rights Agreement, dated as of May 15, 2007, between Hospitality Properties Trust and Wells Fargo Bank, National Association, as Rights Agent, including all exhibits thereto (Incorporated by reference to our Current Report on Form 8-K dated May 16, 2007).

10.1                           Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT Properties PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant.  (Incorporated by reference to our Current Report on Form 8-K dated June 4, 2007)

10.2                           Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of the Landlord under the Lease Agreement.  (Incorporated by reference to our Current Report on Form 8-K dated June 4, 2007)

12.1                           Computation of Ratio of Earnings to Fixed Charges.  (Filed herewith)

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
Dated: August 1, 2007

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 1, 2007