Form 10-Q
period 2007-09-30
HOSPITALITY PROPERTIES TRUST
filed 2007-11-07
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

HOSPITALITY PROPERTIES TRUST

(Exact name of Registrant as Specified in its Charter)

Maryland	04-3262075
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

400 Centre Street, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 7, 2007: 93,890,359

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2007

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Real estate properties, at cost:
Land	$1,372,793	$584,199
Buildings, improvements and equipment	4,781,787	3,457,818
	6,154,580	4,042,017
Accumulated depreciation	(802,273)	(707,838)
	5,352,307	3,334,179
Cash and cash equivalents	3,532	553,256
Restricted cash (FF&E reserve escrow)	25,698	27,363
Other assets, net	265,618	42,665
	$5,647,155	$3,957,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$137,000	$—
Senior notes, net of discounts	1,842,507	1,196,130
Convertible senior notes	575,000	—
Mortgage payable	3,647	3,700
Security deposits	169,406	185,366
Accounts payable and other liabilities	119,408	119,536
Due to affiliate	12,705	3,277
Dividends payable	4,754	1,914
Total liabilities	2,864,427	1,509,923

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares and none issued and outstanding, respectively, aggregate liquidation preference $317,500	306,833	—

Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized 93,890,479 and 86,284,251 issued and outstanding, respectively	939	863
Additional paid-in capital	3,048,864	2,703,687
Cumulative net income	1,627,625	1,380,111
Cumulative preferred distributions	(86,291)	(66,992)
Cumulative common distributions	(2,198,548)	(1,653,435)
Total shareholders’ equity	2,782,728	2,447,540
	$5,647,155	$3,957,463

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Hotel operating revenues	$240,179	$230,412	$714,424	$665,867
Rental income	87,669	28,934	222,819	86,300
FF&E reserve income	5,785	5,242	16,993	15,505
Interest income	677	537	4,483	1,387
Total revenues	334,310	265,125	958,719	769,059

Expenses:
Hotel operating expenses	174,533	168,906	519,242	485,720
Interest (including amortization of deferred financing costs of $956, $675, $2,608 and $1,920, respectively)	38,038	20,801	102,488	60,951
Depreciation and amortization	57,647	35,681	160,470	104,782
General and administrative	11,270	6,227	29,445	19,408
TA spin off costs	—	—	2,711	—
Total expenses	281,488	231,615	814,356	670,861

Income from continuing operations	52,822	33,510	144,363	98,198
Discontinued operations:
Income from discontinued operations	1,327	3,053	7,440	8,975
Gain on sale of real estate used by discontinued operations	95,711	—	95,711	—
	97,038	3,053	103,151	8,975

Net income	149,860	36,563	247,514	107,173
Preferred distributions	(7,470)	(1,914)	(19,299)	(5,742)
Net income available for common shareholders	$142,390	$34,649	$228,215	$101,431

Weighted average common shares outstanding	93,872	73,613	92,845	72,502

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.48	$0.43	$1.35	$1.28
Income from discontinued operations available for common shareholders	$1.03	$0.04	$1.11	$0.12
Net income available for common shareholders	$1.52	$0.47	$2.46	$1.40

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$247,514	$107,173
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	162,106	107,235
Amortization of deferred financing costs as interest	2,608	1,920
Straight line rent adjustments	(11,494)	(96)
Other non-cash income	(2,230)	(2,226)
FF&E reserve income and deposits	(44,191)	(35,027)
Gain on sale of real estate used by discontinued operations	(95,711)	—
Changes in assets and liabilities:
Increase in other assets	(13,716)	(2,736)
(Decrease) increase in accounts payable and other	(3,473)	10,529
Increase in due to affiliate	10,818	6,798
Cash provided by operating activities	252,231	193,570

Cash flows from investing activities:
Real estate acquisitions	(2,584,451)	(320,769)
FF&E reserve fundings	(52,228)	(54,856)
Sale of real estate used by discontinued operations	205,350	—
Refund of security deposit	(15,960)	—
Increase in security deposits	—	2
Cash used in investing activities	(2,447,289)	(375,623)

Cash flows from financing activities:
Issuance of common shares, net	343,452	95,823
Issuance of preferred shares, net	306,833	—
Issuance of senior notes, net of discount	645,842	273,974
Issuance of convertible senior notes	575,000	—
Draws on revolving credit facility	886,000	464,000
Repayments of revolving credit facility	(749,000)	(486,000)
Draws on interim credit facility	1,400,000	—
Repayments of interim credit facility	(1,400,000)	—
Deferred financing costs incurred	(17,305)	(3,252)
Distributions to preferred shareholders	(16,459)	(5,742)
Distributions to common shareholders	(207,863)	(158,278)
Distribution of TA to common shareholders	(121,166)	—
Cash provided by financing activities	1,645,334	180,525
Decrease in cash and cash equivalents	(549,724)	(1,528)
Cash and cash equivalents at beginning of period	553,256	18,568
Cash and cash equivalents at end of period	$3,532	$17,040

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006

Supplemental cash flow information:
Cash paid for interest	$107,924	$68,826
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$44,026	$33,590
Property managers’ purchases with FF&E reserve	(97,919)	(87,624)
Non-cash financing activities:
Issuance of common shares	$1,801	$2,680
Distribution of TA to common shareholders	(216,084)	—

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1. Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2. Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room, food and beverage sales, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized at year end when all contingencies are met and the income is earned. Deferred additional returns were $7,723 and $20,516 for the three and nine months ended September 30, 2007, respectively, compared with $3,975 and $17,318 for the three and nine months ended September 30, 2006, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $4,308 and $11,494 for the three and nine months ended September 30, 2007, respectively, and $16 and $96 for the three and nine months ended September 30, 2006, respectively, of adjustments necessary to record rent on the straight line basis. Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent from continuing operations was $1,651 and $4,748 for the three and nine months ended September 30, 2007, respectively, and $1,344 and $4,179 for the three and nine months ended September 30, 2006, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs, and leased to third parties. We report deposits by our third party tenants into the escrow account as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Note 3. Per Common Share Amounts

Per common share amounts are computed using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at September 30, 2007 or 2006.

Note 4. Shareholders’ Equity

On January 16, 2007, April 16, 2007 and July 16, 2007, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2007, April 14, 2007 and July 14, 2007, respectively. On September 4, 2007, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on September 28, 2007, with respect to the period ending October 14, 2007. This amount was paid on October 15, 2007.

On May 15, 2007, we paid a $0.40833 per share distribution to our Series C preferred shareholders with respect to the period ended May 14, 2007, and on August 15, 2007, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended August 14, 2007. On October 1, 2007, we declared a distribution of $0.4375 per Series C preferred shareholders with respect to the period ending November 14, 2007. We expect to pay this amount on or about November 15, 2007.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

On February 15, 2007, we paid a $0.74 per share distribution to our common shareholders for the quarter ended December 31, 2006, and on May 17, 2007 and August 16, 2007, we paid a $0.76 per share distribution to our common shareholders for the quarters ended March 31, 2007 and June 30, 2007, respectively. On October 10, 2007, we declared a $0.77 per share distribution to our common shareholders of record on October 19, 2007, for the quarter ended September 30, 2007. We expect to pay this amount on or about November 15, 2007.

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

On September 18, 2007, we issued 21,050 common shares pursuant to our Incentive Share Award Plan based upon a per common share price of $41.36, the closing price of our common shares on the NYSE on that day, to our officers and certain key employees of RMR.

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

Note 5. Indebtedness

We have a $750,000, interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (6.29% per annum at September 30, 2007). As of September 30, 2007, we had $137,000 outstanding on our revolving credit facility and $613,000 available to be drawn for acquisitions and general business purposes.

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

On September 24, 2007, we sold $350,000 of 6.7% unsecured senior notes due 2018. Net proceeds from this offering of $344,226 (after underwriting and other offering expenses) were used to reduce borrowings under our revolving credit facility.

Note 6. Real Estate Properties

During the nine months ended September 30, 2007, we funded $53,667 of improvements to certain of our properties that are leased to or managed by others, which resulted in a $5,053 increase in our annual minimum returns and rents.

Note 7. Acquisitions

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

•                  certain real property interests of 146 travel centers that were operated by TravelCenters and certain other assets used in connection with the travel center business with an estimated total value of $1,697,221 were transferred to subsidiaries of ours that were not owned by TA;

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

After this restructuring, on January 31, 2007, we distributed all of the shares of TA to our common shareholders of record on January 26, 2007. The book value of this distribution was $337,250. Shareholders were entitled to receive one TA common share for every ten of our common shares owned on the record date. Fractional shares were issued as necessary. TA’s common shares are listed on the American Stock Exchange under the symbol “TA”. We expensed $2,711 of costs in connection with the spin off transaction.

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

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments, if any. The annual minimum rent due to us under this agreement is $153,650, $157,150, $161,150, $165,150 and $170,150 in each of the first five years of the agreement and $175,150 for the remaining years thereafter. Starting in 2012, the lease requires TA to pay us certain percentages of increases in gross revenues at the leased travel centers. We have agreed to provide up to $25,000 of funding annually for the first five years of the lease for certain specified improvements to the leased travel centers. This funding is cumulative and may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements funded by us will be owned by us. As of September 30, 2007, we have funded $14,127 under this agreement. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125,000, in return for minimum annual rent increases equal to a percentage of the amount we fund. Our lease agreement with TA expires on December 31, 2022.

The following table presents our pro forma results of operations as if the TA Transaction and the related financing transactions were completed on January 1, 2006. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$334,310	$307,799	$972,944	$854,407
Income from continuing operations	52,822	48,797	157,502	128,769
Income from continuing operations available for common shareholders	45,352	41,327	135,093	111,915
Basic and diluted per common share data:
Income from continuing operations available for common shareholders	$0.48	$0.44	$1.44	$1.22

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Income from continuing operations and income from continuing operations available for common shareholders for the nine months ended September 30, 2007, excludes $2,711, or $0.03 per common share, of non recurring costs related to the spin off of TA.

On May 30, 2007, we acquired Petro Stopping Centers Holdings, L.P., or Petro Holdings, pursuant to a purchase agreement dated May 30, 2007, for approximately $630,000. Petro Holdings owns 40 travel centers located in 25 states. In connection with our acquisition of Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro Stopping Centers, L.P., or Petro, a former subsidiary of Petro Holdings acquired by TA on May 30, 2007. Upon closing of our acquisition of Petro Holdings, the Petro debt was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008. We agreed to pay certain costs associated with our acquisition of Petro Holdings, including those related to the defeasance and prepayment of the Petro debt and customary closing costs, that totaled approximately $25,000.

The allocation of the Petro Holdings purchase price to the fair value of assets acquired was as follows:

Real estate	$638,300
Leasehold interests	16,700
$655,000

We funded the purchase price and costs by borrowing under our revolving credit facility.

Simultaneous with our acquisition of Petro Holdings, we leased the acquired sites to TA for an initial minimum rent of $62,225 per year. Starting in 2013, the lease requires TA to pay us additional rent calculated as certain percentages of increases in gross revenues at the leased travel centers. This lease agreement with TA expires on June 30, 2024, but TA has two renewal options of 15 years each, exercisable for all, and not less than all, of these 40 leased travel centers.

Note 8. Discontinued Operations

On July 26, 2007, we sold 18 Homestead Studio Suites hotels for gross proceeds of $205,350 and recognized a gain on sale of $95,711. Seventeen of these hotels were sold to an unrelated party. One hotel was purchased by a subsidiary of HRPT Properties Trust, a publicly traded real estate investment trust that is managed by RMR, which is also our manager. We used the net proceeds from these sales, totaling $189,309 after the refund of a $15,960 security deposit and payment of closing costs, to reduce amounts outstanding under our revolving credit facility. We have reclassified our consolidated statement of income for all periods presented to show the results of operations of the hotels which have been sold as discontinued. Following is a summary of the operating results of these discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Minimum rent	$1,238	$3,990	$9,218	$11,970
Percentage rent	267	—	267	—
Total revenue	1,505	3,990	9,485	11,970
Depreciation and amortization	(129)	(754)	(1,636)	(2,453)
General and administrative	(49)	(183)	(409)	(542)

Income from discontinued operations	$1,327	$3,053	$7,440	$8,975

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9. Segment Information.

We have two reportable business segments: hotels and travel centers. Prior to our acquisition of TravelCenters in January 2007, our only reportable segment was hotels.

	For the three months ended September 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$240,179	$—	$—	$240,179
Rental income	29,408	58,261	—	87,669
FF&E reserve income	5,785	—	—	5,785
Interest income	—	—	677	677
Total revenues	275,372	58,261	677	334,310
Hotel operating expenses	174,533	—	—	174,533
Operating income	100,839	58,261	677	159,777

Interest expense	—	—	38,038	38,038
Depreciation and amortization expense	37,148	20,499	—	57,647
General and administrative expense	—	—	11,270	11,270
Income (loss) from continuing operations	$63,691	$37,762	$(48,631)	$52,822

	For the nine months ended September 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$714,424	$—	$—	$714,424
Rental income	87,893	134,926	—	222,819
FF&E reserve income	16,993	—	—	16,993
Interest income	—	—	4,483	4,483
Total revenues	819,310	134,926	4,483	958,719
Hotel operating expenses	519,242	—	—	519,242
Operating income	300,068	134,926	4,483	439,477

Interest expense	—	—	102,488	102,488
Depreciation and amortization expense	109,513	50,957	—	160,470
General and administrative expense	—	—	29,445	29,445
TA spin off costs	—	—	2,711	2,711
Income (loss) from continuing operations	$190,555	$83,969	$(130,161)	$144,363

Total assets	$3,260,646	$2,356,025	$30,484	$5,647,155

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. New Accounting Pronouncement.

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

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions but, as a REIT, we generally do not pay tax on our net income distributed as dividends to our shareholders. We are subject to income tax in Canada and Puerto Rico without regard to our REIT status. Our taxable subsidiary does not join in our consolidated REIT tax filings and is itself subject to federal income tax as well as income tax in multiple state and local jurisdictions and Canada. As required, we adopted FIN 48 effective January 1, 2007, and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

On May 30, 2007, we acquired Petro Stopping Centers Holdings, L.P., or Petro Holdings, pursuant to a purchase agreement dated May 30, 2007, for approximately $630,000. Petro Holdings owns 40 travel centers located in 25 states. In connection with our acquisition of Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro Stopping Centers, L.P., or Petro, a former subsidiary of Petro Holdings acquired by TA on May 30, 2007. Upon closing of our acquisition of Petro Holdings, the Petro debt was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008. We agreed to pay certain costs associated with our acquisition of Petro Holdings, including those relating to the defeasance and prepayment of the Petro debt and customary closing costs, that totaled approximately $25,000. We funded the purchase price and costs by borrowing under our revolving credit facility. Simultaneous with the acquisition of Petro Holdings, we leased the acquired sites to TA for an initial minimum rent of $62,225 per year. Starting in 2013, the lease requires TA to pay us additional rent calculated as certain percentages of increases in gross revenues at the leased travel centers. Our lease agreement with TA expires on June 30, 2024, but TA has two renewal options of 15 years each, exercisable for all, and not less than all, of these 40 leased travel centers.

On July 26, 2007, we sold 18 Homestead Studio Suites hotels for $205,350 and recognized a gain on sale of $95,711. Seventeen of these hotels were sold to an unrelated party. One hotel was purchased by a subsidiary of HRPT Properties Trust, a publicly traded real estate investment trust that is managed by Reit Management & Research LLC, or RMR, which is also our manager. We used the net proceeds from these sales, totaling $189,309 after the refund of a $15,960 security deposit and payment of closing costs, to reduce amounts outstanding under our revolving credit facility.

Management Agreements and Leases

At September 30, 2007, our 292 hotels were included in ten combinations of hotels of which 201 are leased to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by independent hotel operating companies and 91 are leased to third parties. Our 185 travel centers were leased under two combination agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 24 and 25.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2007 versus 2006

	For the three months ended September 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$240,179	$230,412	$9,767	4.2%
Rental income - hotels	29,408	28,934	474	1.6%
Rental income - travel centers	58,261	—	58,261	—
FF&E reserve income	5,785	5,242	543	10.4%
Interest income	677	537	140	26.1%

Expenses:
Hotel operating expenses	174,533	168,906	5,627	3.3%
Interest expense	38,038	20,801	17,237	82.9%
Depreciation and amortization - hotels	37,148	35,681	1,467	4.1%
Depreciation and amortization - travel centers	20,499	—	20,499	—
General and administrative	11,270	6,227	5,043	81.0%
Income from continuing operations	52,822	33,510	19,312	57.6%

Discontinued operations:
Income from discontinued operations	1,327	3,053	(1,726)	(56.5%)
Gain on sale of real estate from discontinued operations	95,711	—	95,711	—

Net income	149,860	36,563	113,297	309.9%
Net income available for common shareholders	142,390	34,649	107,741	310.9%
Weighted average shares outstanding	93,872	73,613	20,259	27.5%
Income from continuing operations available for common shareholders per common share	$0.48	$0.43	$0.05	11.6%
Income from discontinued operations available for common shareholders per common share	$1.03	$0.04	$0.99	2,475.0%
Net income available for common shareholders per common share	$1.52	$0.47	$1.05	223.4%

The increase in hotel operating revenues in the third quarter of 2007 versus the third quarter of 2006 was caused primarily by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from the third quarter of 2006 due to higher average daily room rates, or ADR, and slightly higher occupancy rates. Additional operating statistics of our hotels are included in the table on page 26.

The increase in hotel operating expenses was primarily caused by the increases in the cost of wages and benefits in the third quarter of 2007.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $7,723 and $3,975 for the three months ended September 30, 2007 and 2006, respectively.

Certain of our managed hotels had net operating results that were $2,174 and $815 less than the minimum returns due to us in the three months ended September 30, 2007 and 2006, respectively. These amounts are reflected in our

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income - travel centers includes $4,299 of adjustments necessary to record rent on the straight line basis for the three months ended September 30, 2007.

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

The increase in depreciation and amortization - hotels is due principally to the depreciation and amortization of assets acquired in our 2006 acquisitions and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our 2007 travel center acquisitions described above.

The increase to general and administrative expense is due principally to the impact of additional property investments during 2006 and 2007.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The gain on sale of real estate from discontinued operations in 2007 reflects the sale of our 18 Homestead Studio Suites hotels in July 2007 for $205,350.

The increases in income from continuing operations, net income, net income available for common shareholders, income from continuing operations available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above. On a per share basis, the percentage increase in net income available for common shareholders was lower due to our issuance of common shares in 2007 and 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2007 versus 2006

	For the nine months ended September 30,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$714,424	$665,867	$48,557	7.3%
Rental income - hotels	87,893	86,300	1,593	1.8%
Rental income - travel centers	134,926	—	134,926	—
FF&E reserve income	16,993	15,505	1,488	9.6%
Interest income	4,483	1,387	3,096	223.2%

Expenses:
Hotel operating expenses	519,242	485,720	33,522	6.9%
Interest expense	102,488	60,951	41,537	68.1%
Depreciation and amortization - hotels	109,513	104,782	4,731	4.5%
Depreciation and amortization - travel centers	50,957	—	50,957	—
General and administrative	29,445	19,408	10,037	51.7%
TA spin off costs	2,711	—	2,711	—
Income from continuing operations	144,363	98,198	46,165	47.0%

Discontinued operations:
Income from discontinued operations	7,440	8,975	(1,535)	(17.1%)
Gain on sale of real estate from discontinued operations	95,711	—	95,711	—

Net income	247,514	107,173	140,341	130.9%
Net income available for common shareholders	228,215	101,431	126,784	125.0%
Weighted average shares outstanding	92,845	72,502	20,343	28.1%
Income from continuing operations available for common shareholders per common share	$1.35	$1.28	$0.07	5.5%
Income from discontinued operations available for common shareholders per common share	$1.11	$0.12	$0.99	825.0%
Net income available for common shareholders per common share	$2.46	$1.40	$1.06	75.7%

The increase in hotel operating revenues in 2007 versus the 2006 period was caused primarily by the increase in the number of managed hotels for the full nine month period in 2007 due to our January 2006 acquisition of nine hotels and our April 2006 acquisition of three hotels. In addition, revenues at most of our managed hotels increased from the 2006 period due to higher ADR partially offset by slightly lower occupancies. Additional operating statistics of our hotels are included in the table on page 26.

The increase in hotel operating expenses was caused by the increase in the number of managed hotels for the full nine month period in 2007 resulting from our 2006 acquisitions described above and increases in the cost of wages and benefits in 2007.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $20,516 and $17,318 for the nine months ended September 30, 2007 and 2006, respectively.

Certain of our managed hotels had net operating results that were $7,263 and $815 less than the minimum returns due to us in the nine months ended September 30, 2007 and 2006, respectively. These amounts are reflected in our

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

consolidated statement of income as a reduction to hotel operating expenses because the minimum returns were funded by the manager of these hotels.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our lease with TA on May 30, 2007. Rental income - travel centers includes $11,494 of adjustments necessary to record rent on the straight line basis for the nine months ended September 30, 2007.

The increase in FF&E reserve income is primarily due to increased levels of sales at our leased hotels in 2007 versus 2006.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2007.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2006 and 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2007 than in 2006.

The increase in depreciation and amortization - hotels is due principally to the depreciation and amortization of assets acquired in our 2006 acquisitions and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our 2007 travel center acquisitions described above.

The increase to general and administrative expense is due principally to the impact of additional property investments during 2006 and 2007.

In the nine months ended September 30, 2007, we expensed $2,711 of costs in connection with the spin off of TA.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The gain on sale of real estate from discontinued operations in 2007 reflects the sale of our 18 Homestead Studio Suites hotels in July 2007 for $205,350.

The increases in income from continuing operations, net income, net income available for common shareholders, income from continuing operations available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above. On a per share basis the percentage increase in net income available for common shareholders was lower due to our issuance and sale of common shares in 2007 and 2006.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2007, all 477 of our properties were operated under management agreements or leases with third party operating companies. All costs of operating and maintaining our properties are paid by the third party hotel managers as agent for us or by third party tenants for their own account. These third parties derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We define coverage for each of our combination management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 24 and 25. Assuming our twelve operating agreements as of September 30, 2007, had been in place during the twelve months ended September 30, 2007 (June 30, 2007, for the TA operating agreements), eleven combinations, representing 453 properties, generated coverage of at least 1.0x using historical operating results. The remaining combination, representing 24 hotels, generated coverage of 0.51x; hotels in this combination have been undergoing significant renovations since the third quarter of 2006 which caused some of their rooms to be unavailable for occupancy.

Three hundred fifty-two (352) of our properties, representing 76% of our total investments at cost as of September 30, 2007, in eight combinations, are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2007, our managers and tenants contributed $44,026 to these accounts. As of September 30, 2007, there was $25,698 on deposit in these escrow accounts, which was held directly by us and reflected on our balance sheet as restricted cash. During the nine months ended September 30, 2007, $97,919 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our hotels in excess of amounts available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increase by a percentage of the amount we fund. During the three months ended September 30, 2007, we funded $52,229 for capital improvements to our hotels in excess of FF&E reserve fundings from hotel operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FF&E escrow deposits are not required under our travel centers leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA lease for 145 travel centers, we have agreed to provide up to $25,000 per year for capital improvements to the leased properties for the first five years of the lease term or thereafter on a cumulative basis. As of September 30, 2007, we have funded $14,127 under this agreement. Under both leases, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases.

During the nine months ended September 30, 2007, we funded $6,215 for improvements to our Marriott International, Inc., or Marriott, branded hotels using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $1,768 for improvements to our Marriott hotels during the remainder of 2007 with funds from our existing cash balances or borrowings under our revolving credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of September 30, 2007, $64,000 has been funded. We funded $34,500 of this amount during the nine months ended September 30, 2007 and we expect to fund an additional approximately $13,700 during the remainder of 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of September 30, 2007, $36,918 has been funded. We funded $355 of this amount during the nine months ended September 30, 2007, and we expect to fund an additional approximately $645 during the remainder of 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental we agreed to pay $25,000 during the three years following closing to fund improvements to the hotels. We paid $10,000 of this amount in December 2005 and expect to pay $15,000 in December 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a January 2006 agreement we entered with InterContinental for the management of the Harbor Court Hotel in Baltimore, MD, we agreed to fund $2,300 for rebranding and other improvements during the two years following closing. As of December 31, 2006, $1,000 had been funded and we expect to fund an additional $1,300 in December 2007, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to January and April 2006 agreements we entered with InterContinental for the management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We funded $9,691 in January 2007, and expect to fund $9,691 in January 2008 and $4,846 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

As we fund improvements pursuant to our December 2004, January 2006 and April 2006 agreements with InterContinental the minimum returns payable to us increase.

On January 16, 2007, April 16, 2007 and July 16, 2007, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2007, April 14, 2007 and July 14, 2007, respectively. On September 4, 2007, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on September 28, 2007, with respect to the period ended October 14, 2007. This amount was paid on October 15, 2007. These distributions were funded using cash on hand and borrowings under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 15, 2007, we paid a $0.40833 per share distribution to our Series C preferred shareholders with respect to the period ended May 14, 2007, and on August 15, 2007, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended August 14, 2007. These distributions were funded using cash on hand and borrowings under our revolving credit facility. On October 1, 2007, we declared a distribution of $0.4375 per Series C preferred shareholders with respect to the period ending November 14, 2007. We expect to pay this amount on or about November 15, 2007, using borrowings under our revolving credit facility.

On February 15, 2007, we paid a $0.74 per share distribution to our common shareholders for the quarter ended December 31, 2006, and on May 17, 2007 and August 16, 2007, we paid a $0.76 per share distribution to our common shareholders for the quarters ended March 31, 2007 and June 30, 2007, respectively. On October 10, 2007, we declared a $0.77 per share distribution to our common shareholders of record on October 19, 2007, for the quarter ended September 30, 2007. We expect to pay this amount on or about November 15, 2007, using borrowings under our revolving credit facility.

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

On September 24, 2007, we sold $350,000 of 6.7% unsecured senior notes due 2018. Net proceeds from this offering of $344,226 (after placement and other offering expenses) were used to reduce borrowings under our revolving credit facility.

In May 2007, we purchased 40 Petro Stopping Centers for approximately $655,000, including acquisition costs, using borrowings under our revolving credit facility.

In July 2007, we sold 18 Homestead Studio Suites hotels for $205,350. We used the net proceeds of approximately $189,309 to reduce amounts outstanding under our revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (6.29% per annum at September 30, 2007). Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of September 30, 2007, we had a balance of $137,000 outstanding under our revolving credit facility.

At September 30, 2007, we had $3,532 of cash and cash equivalents and $613,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008, $50,000 in 2010, $125,000 in 2012, $300,000 in 2013, $300,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $575,000 in 2027. Our 3.8% convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of September 30, 2007, we had one mortgage note we assumed in connection with our acquisition of one hotel with a current principal balance of $3,647. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro. Upon closing of our acquisition of Petro Holdings, the Petro debt assumed by TA was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008.

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

Debt Covenants

Our debt obligations at September 30, 2007, consist of our revolving credit facility, our $2,425,000 of unsecured term debt and our $3,647 mortgage note. Our unsecured term debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2007, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Management Agreements, Leases and Operating Statistics

As of September 30, 2007, we owned 292 hotels and 185 travel centers which are grouped into twelve combinations. Our ten hotel combinations are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, and Carlson. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of September 30, 2007, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns and rents and occupancy, ADR, revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	35	19	31	76

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	3,844	9,220

Number of States:	24	14	15	14	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$584,619	$191,546	$472,410	$274,222	$436,708	$590,250

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$36,872 (7)	—

End of Current Term:	2012	2010	2019	2015	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 12.5 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$58,350	$19,136	$49,034	$28,508	$37,882	$50,000

Additional Return:	—	—	$1,173 (6)	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.

Return / Rent Coverage (5):
Year ended 12/31/06:	1.49x	1.34x	1.11x	1.21x	1.07x	1.35x
Twelve months ended 9/30/07:	1.58x	1.32x	1.22x	1.18x	1.08x	1.42x
Three months ended 9/30/07:	1.71x	1.30x	1.35x	1.00x	1.25x	1.57x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Limited guarantee provided by InterContinental	Limited guarantee provided by InterContinental.

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

(7)        The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	12

Number of Properties:	14	10	24	12	145	40	477

Number of Rooms / Suites:	4,139	2,937	2,895	2,262	— (9)	—	43,223 (9)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$496,000	$230,667	$302,350	$211,112	$1,710,888	$655,000	$6,155,772

Security Deposit (000s):	$36,872 (7)	$36,872 (7)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$42,873	$20,306	$22,300	$11,870	$153,650 (10)	$62,225	$556,134

Additional Return:	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return.(8)	50% of cash flow in excess of minimum return.(8)	—	—	$16,381

Percentage Return / Rent (4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.

Return / Rent Coverage (5):
Year ended 12/31/06:	1.37x	1.51x	0.80x	1.36x	1.47x	1.37x	0.80x – 1.51x
Twelve months ended 9/30/07:	1.31x	1.41x	0.51x	1.57x	1.45x (11)	1.28x (11)	0.51x – 1.58x
Three months ended 9/30/07:	1.35x	1.08x	0.60x	1.62x	1.52x (11)	1.23x (11)	0.60x – 1.71x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

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

(9)        Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.

(10)  The amount of minimum rent payable to us by TA is scheduled to increase to $157,150, $161,150, $165,150, $170,150 and $175,150 on January 31, 2008, 2009, 2010, 2011 and 2012, respectively. The annual straight line rent for GAAP reporting purposes is $170,846.

(11)  Represents data for the periods ended June 30, 2007. Data for periods ended September 30, 2007, is not currently available from our tenant, TA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	Third Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2007	2006	Change	2007	2006	Change
ADR
Marriott (no. 1)	53	7,610	$119.29	$116.55	2.4%	$123.41	$117.49	5.0%
Marriott (no. 2)	18	2,178	117.66	113.58	3.6%	117.64	111.12	5.9%
Marriott (no. 3)	35	5,382	117.76	112.68	4.5%	117.15	110.06	6.4%
Marriott (no. 4)	19	2,756	107.94	104.98	2.8%	115.66	115.14	0.5%
InterContinental (no. 1)(2)	29	3,554	111.82	105.56	5.9%	110.97	104.76	5.9%
InterContinental (no. 2)	76	9,220	68.76	66.40	3.6%	69.75	66.10	5.5%
InterContinental (no. 3)(3) (4)	14	4,139	141.62	131.61	7.6%	142.46	134.78	5.7%
InterContinental (no. 4)(3)	10	2,937	105.43	98.83	6.7%	109.24	100.66	8.5%
Hyatt	24	2,895	95.20	82.02	16.1%	95.94	82.44	16.4%
Carlson	12	2,262	98.10	91.98	6.7%	100.06	92.69	8.0%
Total/Average	290	42,933	$105.00	$99.73	5.3%	$106.77	$100.41	6.3%

OCCUPANCY
Marriott (no. 1)	53	7,610	75.1%	71.8%	3.3 Pts	70.1%	70.7%	-0.6 Pts
Marriott (no. 2)	18	2,178	80.2%	83.9%	-3.7 Pts	77.7%	81.8%	-4.1 Pts
Marriott (no. 3)	35	5,382	80.4%	79.6%	0.8 Pts	77.3%	77.0%	0.3 Pts
Marriott (no. 4)	19	2,756	74.3%	72.2%	2.1 Pts	73.7%	74.2%	-0.5 Pts
InterContinental (no. 1)(2)	29	3,554	79.7%	79.9%	-0.2 Pts	77.1%	78.0%	-0.9 Pts
InterContinental (no. 2)	76	9,220	78.7%	78.4%	0.3 Pts	76.1%	77.4%	-1.3 Pts
InterContinental (no. 3)(3) (4)	14	4,139	79.1%	77.1%	2.0 Pts	78.7%	77.0%	1.7 Pts
InterContinental (no. 4)(3)	10	2,937	67.8%	72.4%	-4.6 Pts	70.6%	73.2%	-2.6 Pts
Hyatt	24	2,895	60.3%	59.5%	0.8 Pts	58.1%	63.6%	-5.5 Pts
Carlson	12	2,262	70.3%	69.1%	1.2 Pts	68.7%	64.3%	4.4 Pts
Total/Average	290	42,933	75.7%	75.0%	0.7 Pts	73.5%	74.3%	-0.8 Pts

RevPAR
Marriott (no. 1)	53	7,610	$89.59	$83.68	7.1%	$86.51	$83.07	4.1%
Marriott (no. 2)	18	2,178	94.36	95.29	-1.0%	91.41	90.90	0.6%
Marriott (no. 3)	35	5,382	94.68	89.69	5.6%	90.56	84.75	6.9%
Marriott (no. 4)	19	2,756	80.20	75.80	5.8%	85.24	85.43	-0.2%
InterContinental (no. 1)(2)	29	3,554	89.12	84.34	5.7%	85.56	81.71	4.7%
InterContinental (no. 2)	76	9,220	54.11	52.06	3.9%	53.08	51.16	3.8%
InterContinental (no. 3)(3) (4)	14	4,139	112.02	101.47	10.4%	112.12	103.78	8.0%
InterContinental (no. 4)(3)	10	2,937	71.48	71.55	-0.1%	77.12	73.68	4.7%
Hyatt	24	2,895	57.41	48.80	17.6%	55.74	52.43	6.3%
Carlson	12	2,262	68.96	63.56	8.5%	68.74	59.60	15.3%
Total/Average	290	42,933	$79.49	$74.80	6.3%	$78.48	$74.60	5.2%

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2006. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. As of September 30, 2007, our outstanding senior unsecured and term debt consisted of eight issues of fixed rate notes and one issue of fixed rate convertible notes:

Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity		Interest Payments Due

$150,000	7.000%	$10,500	2008		Semi-Annually
50,000	9.125%	4,563	2010		Semi-Annually
125,000	6.850%	8,563	2012		Semi-Annually
300,000	6.750%	20,250	2013		Semi-Annually
300,000	5.125%	15,375	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
575,000	3.800%	21,850	2027	(1)	Semi-Annually
$2,425,000		$138,751

(1)          Our 3.8% convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. We may call these notes for early redemption after March 20, 2012.

Except as described in the footnote to the table above no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. If at maturity or earlier prepayment these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $13,875. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2007, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $71,761. Changes in the trading price of our common shares may also affect the fair value of our $575,000 convertible senior notes.

Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

At September 30, 2007, we had one mortgage payable secured by one hotel, with a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity by one year for a fee. At September 30, 2007, we had $137,000 outstanding balance and $613,000 available for drawing under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under this agreement are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $137,000 under our revolving credit facility was 6.29% per annum at September 30, 2007. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2007:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2007	6.29%	$137,000	$8,617
10% increase	6.92%	$137,000	$9,480
10% reduction	5.66%	$137,000	$7,754

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING PREVAILING INTEREST RATES) ON US AND OUR MANAGERS AND TENANTS;

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES;

•                  CHANGES IN FINANCING TERMS; AND

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES GENERALLY AND REITS SPECIFICALLY.

FOR EXAMPLE:

•                  IF HOTEL ROOM DEMAND BECOMES DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY DECLINE AND OUR MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS,

•                  IF TRUCK FREIGHT TRANSPORTATION DECLINES, OUR TRAVEL CENTER TENANTS MAY BECOME UNABLE TO PAY OUR RENTS OR

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

PART II      Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2007, we granted our officers and certain key employees of our manager 21,050 common shares of beneficial interest, par value $0.01 per share, valued at $41.36 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

4.1

Supplemental Indenture No. 12 related to the 6.70% Notes due 2018, dated as of September 28, 2007, between Hospitality Properties Trust and U.S. Bank National Association, as Trustee, including the form of 6.70% Senior Note due 2018 (Filed herewith)

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
Dated: November 7, 2007

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2007