Form 10-K
period 2007-12-31
HOSPITALITY PROPERTIES TRUST
filed 2008-02-28
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.9 billion based on the $41.49 closing price per common share on the New York Stock Exchange on June 30, 2007. For purposes of this calculation, an aggregate of 334,756 common shares of beneficial interest $0.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of February 27, 2008: 93,892,719

References in this Annual Report on Form 10-K to the “Company,” “HPT,” “we,” “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference from our definitive Proxy Statement for the annual meeting of shareholders scheduled for May 15, 2008, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-K AND INCLUDE  BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO:

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

•                  LITIGATION AFFECTING US AS DESCRIBED HEREIN; AND

•                  OTHER MATTERS.

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS (INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS) ON US AND OUR MANAGERS AND TENANTS;

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES;

•                  DISCOVERY AND JUDICIAL DECISIONS DURING LITIGATION; AND

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES GENERALLY AND AMONG REITS.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL MARKET REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE.

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY; AND IF HOTEL ROOM DEMAND BECOMES DEPRESSED BECAUSE OF A GENERAL SLOWING OF THE ECONOMY, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.

•                  A SLOWING OF THE ECONOMY GENERALLY MAY RESULT IN LESS DEMAND FOR SERVICES AT OUR TRAVEL CENTERS; IF TRUCKING ACTIVITY DECLINES, OUR TRAVEL CENTER TENANTS MAY BECOME UNABLE TO PAY OUR RENTS;

•                  THE LITIGATION DESCRIBED HEREIN MAY HAVE RESULTS DIFFERENT THAN WE NOW ANTICIPATE; AND

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AQCUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES.

THESE UNEXPECTED RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS.”

FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME “HOSPITALITY PROPERTIES TRUST” REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HOSPITALITY PROPERTIES TRUST

2007 FORM 10-K ANNUAL REPORT

*	Incorporated by reference from our Proxy Statement for the annual meeting of shareholders scheduled to be held on May 15, 2008, to be filed pursuant to Regulation 14A.

PART I

Item 1. Business

The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2007, we owned 292 hotels with 43,223 rooms or suites, and 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

Our principal external growth strategy is to expand our investments in high quality real estate used in hospitality industries and enter leases and management agreements with experienced operators which generate returns to us that exceed our operating and capital costs. Our principal internal growth strategy is to participate through percentage returns and rents in increases in total sales at our properties, and, under some of our hotel management agreements, increases in the operating income of our properties.

Our investment, financing and disposition policies and business strategies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

HOTEL PROPERTIES

As of December 31, 2007, our hotels are operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, Crowne Plaza Hotels & Resorts®, Hyatt PlaceTM, AmeriSuites®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, or  Park Plaza® Hotels & Resorts.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 80-150 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. These hotels generally have lounges, meeting rooms, an exercise room, a guest laundry and a restaurant. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2007, 767 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, limited service segment of the United States hotel industry. We have invested a total of $845 million in 71 Courtyard by Marriott® hotels with a total of 10,280 rooms.

Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one-bedroom suites designed for business and leisure travelers expecting to stay five or more nights. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work area and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner, 32 inch television, combination videocassette and DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and a speaker phone. Most Candlewood Suites® suites contain a king size bed. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, free guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group plc, or InterContintental, the owner of the Candlewood Suites® brand, there were 158 Candlewood Suites® hotels open and operating in the United States as of December 31, 2007. We have invested $589 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

Staybridge Suites® hotels generally offer residential style studio, one-bedroom and two bedroom suites for business, governmental and family travelers. Each suite typically offers a fully equipped kitchen and a work area with an oversized desk, two phone lines, an ergonomically designed chair and high speed internet access. Other amenities usually include free breakfast buffet, evening receptions 3 days per week, an on site convenience store, fitness center and a 24 hour business center. According to InterContinental, the owner of the Staybridge Suites® brand, there were 122 Staybridge Suites® hotels open and operating in the United States and internationally as of December 2007. We have invested a total of $476 million in 35 Staybridge Suites® hotels with a total of 4,338 suites.

Residence Inn by Marriott® hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, exercise rooms, sports courts and guest laundries. According to Marriott, as of December 2007, 546 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $438 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the business guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® have a particular focus on meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 295 and 613 rooms. With its wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, full complement of business services, dining choices, quality fitness facilities and comprehensive meeting capabilities, Crowne Plaza Hotels & Resorts® attempt to exceed guest expectations by providing “the right room, the right technology and the right service”. According to InterContinental, there were 299 Crowne Plaza Hotels & Resorts® open and operating worldwide as of December 2007. We have invested a total of $368 million in 12 Crowne Plaza Hotels & Resorts® with a total of 4,406 rooms.

Hyatt PlaceTM and AmeriSuites® hotels are all suite hotels designed to compete in the all suite segment of the lodging industry. After it acquired the AmeriSuites® brand in 2005, Global Hyatt Corporation, or Hyatt, announced a plan for all qualifying AmeriSuites® hotels to be rebranded to the more upscale Hyatt PlaceTM brand and renovated to incorporate the new interior and exterior design of the Hyatt PlaceTM brand. The renovation of our AmeriSuites® hotels began during 2006. As of December 31, 2007, we have completed renovations and rebranded 21 of our former AmeriSuites®hotels. Most renovated Hyatt PlaceTM hotel rooms include upgraded bedding, a wet bar, granite counters, a sectional sofa and a media center with a 42 inch high definition plasma television. We are scheduled to complete renovation of one additional property in 2008. The remaining two AmeriSuites® hotels will not be rebranded and as of December 31, 2007, are being held for sale. According to Hyatt, there were seven AmeriSuites® hotels and 120 Hyatt PlaceTM hotels open and operating in the United States as of December 2007. We have invested $310 million in 24 Hyatt PlaceTM and AmeriSuites® hotels with a total of 2,895 suites.

InterContinental Hotels & Resorts® hotels blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver favorable guest experiences. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas and health/fitness centers. According to InterContinental, there were 149 InterContinental Hotels & Resorts® hotels open worldwide as of December 2007. We have invested a total of $300 million in five InterContinental Hotels & Resorts® with a total of 1,479 rooms.

Marriott Hotels and Resorts® are renowned for the consistent quality of their physical appearances and the well trained staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. Our Marriott Hotels and Resorts® have between 20,000 to 29,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, there were 469 Marriott Hotels and Resorts® open worldwide as of December 2007. We have invested $117 million in 3 Marriott Hotels and Resorts® with a total of 1,356 guest rooms.

Radisson® Hotels & Resorts is a leading full service hotel brand. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 rooms. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, room service and a pre-arrival online check in system. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool, exercise facilities and one or more restaurants. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, there were 398 Radisson® Hotels & Resorts open and operating worldwide as of December 2007. We have invested a total of $116 million in five Radisson® Hotels & Resorts with a total of 975 rooms.

TownePlace Suites by Marriott® are extended stay hotels offering studio, one bedroom and two bedroom suites for business and family travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered typically include voice mail, free high speed internet access, on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 141 TownePlace Suites by Marriott® open worldwide as of December 2007. We have invested $104 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

Country Inns & Suites by Carlson® is a mid-market priced lodging chain. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include large desks, free breakfast, weekday morning paper and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, swimming pool, exercise facilities, fax and copy service and a restaurant and lounge. According to Carlson there were 436 Country Inns & Suites by Carlson® open and operating worldwide as of December 2007. We have invested a total of $75 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

Holiday Inn Hotels & Resorts® attempt to offer all the services and amenities of a full service hotel in a contemporary style at a reasonable price. Our three Holiday Inn Hotels® and our two Holiday Inn Select® hotels contain between 190 and 264 rooms. Amenities and services generally available at these hotels include a large work desk, phone with voicemail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee or tea service, a refrigerator and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, exercise facilities, guest self-service laundry, a lobby lounge and restaurant. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, there were 1,381 Holiday Inn Hotels® open and operating worldwide as of December 2007. We have invested a total of $36 million in 3 Holiday Inn Hotels® with a total of 697 rooms.

SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary breakfast buffet, weekday newspaper, two phone lines, free high speed internet access and voice mail, other on site business services, guest laundry facilities and a fitness center. According to Marriott, there were 177 SpringHill Suites by Marriott® open as of December 2007. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

Park Plaza® Hotels & Resorts is in the mid priced segment of the full service hotel category. Our Park Plaza® Hotels & Resorts contain between 166 and 209 rooms. Amenities and services generally available at these hotels include large desks, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotels & Resorts generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotels also usually have a lobby lounge, a swimming pool and exercise facilities. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, there were 41 Park Plaza® Hotels & Resorts open and operating as of December 2007. At December 31, 2007, we had invested a total of $21 million in two Park Plaza® Hotels & Resorts with a total of 534 rooms. In February 2008, we sold one of our Park Plaza® hotels for net proceeds of approximately $7.6 million.

TRAVEL CENTER PROPERTIES

As of December 31, 2007 we owned 185 travel centers; 145 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 40 are operated under the Petro Stopping Centers® brand name.

Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. The typical travel center generally contains: over 20 acres of land with parking for 170 tractor trailers and 100 cars; a full service restaurant and one to three quick service restaurants, or QSRs, which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; a travel and convenience store; and, a game room, lounge, private showers and other amenities for professional truck drivers and motorists. In addition, some of our travel centers include a hotel.

The physical layout of our travel centers vary from property to property. Many of our Travel Centers of America® and TA® properties have one building with separate service areas, while many of our Petro Stopping Centers® branded properties have several separate buildings.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

As of December 31, 2007, each of our 292 hotels are included in one of 10 combinations of hotels; 201 hotels are leased to our taxable REIT subsidiaries, or TRSs, and managed by independent hotel operating companies, and 91 hotels are leased to third parties. Our 185 travel centers are leased under two agreements. The principal features of the management agreements and leases for our 477 properties are as follows:

•                  Minimum Returns or Minimum Rent. All of our agreements require our managers or tenants to pay to us fixed minimum returns or minimum rent.

•                  Additional Returns or Rent. Most of our agreements require percentage returns or rent based on increases in gross property revenues over threshold amounts. In addition, certain of our hotel management agreements provide for additional returns to us based on increases in hotel operating income.

•                  Long Terms. Our management agreements and leases are generally entered for initial terms of 15 years or more. None of our management agreements and leases for our properties expire before December 2010. The weighted average term remaining for our agreements (weighted by our investment) is 16.0 years as of December 31, 2007.

•                  Pooled Agreements. Each of our properties is part of a combination of properties. The manager’s or tenant’s obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest combination includes 10 hotels in which we have invested $231 million; the largest combination includes 145 travel centers in which we have invested $1.7 billion.

•                  Geographic Diversification. Each combination of properties is geographically diversified. In addition, our properties are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities or major tourist attractions for hotels and interstate highways for travel centers.

•                  All or None Renewals. All manager or tenant renewal options for each combination of our properties may only be exercised on an all or none basis and not for separate properties.

•                  Property Maintenance. Generally our hotel agreements require the deposit of 5% to 6% of gross hotel revenues into escrows to fund periodic renovations. For recently built or renovated hotels, this requirement may be deferred for the first few years of the agreement. Our travel center leases require the tenants to maintain the leased travel centers at their expense, including structural and non-structural components.

•                  Security Features. Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2007, eight of our 12 combination agreements, including 352 properties, have minimum return or minimum rent payable to us which are subject to full or limited guarantees. These properties represent 75% of our total investments, at cost, at December 31, 2007.

On January 31, 2007, we distributed all the common shares of our formerly wholly owned subsidiary TravelCenters of America LLC, or TA, to our common shareholders. Today, TA is a separate company listed on the American Stock Exchange under the symbol “TA”. As of December 31, 2007, TA leases all of our travel center properties and is responsible for 39% of our annual minimum returns and rent. As of the date of this report, TA has not filed its Annual Report on Form 10-K for the year ended December 31, 2007. Therefore, summary audited financial information regarding TA is not now available. We expect to furnish such information by an amendment to this Annual Report on Form 10-K when it becomes available to us.

INVESTMENT AND OPERATING POLICIES

We provide capital to owners and operators in hospitality related industries who wish to divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels’ businesses. Our agreements with our operators and tenants are designed with the expectation that, over their terms, net operating income from our properties will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in finding high quality investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

Our investment objectives include increasing cash flow from operations from dependable and diverse sources in order to increase per share distributions. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by experienced operating companies; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and, pursue diversification so that our cash flow from operations comes from diverse properties and operators.

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-ventures or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2007, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, generally, we may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. As described elsewhere in this Annual Report on Form 10-K, tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by a third party. As of December 31, 2007, 201 of our hotels are leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

ACQUISITION POLICIES

We intend to pursue growth through the acquisition of additional properties. Generally, we prefer to purchase multiple properties in one transaction because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•                  Historical and projected cash flows;

•                  The competitive market environment and the current or potential market position of each property;

•                  The availability of a qualified operator or lessee;

•                  The financial strength of the proposed operator or lessee;

•                  The amount and type of financial support available from the proposed operator or lessee;

•                  The property’s design, physical condition and age;

•                  The estimated replacement cost and proposed acquisition price of the property;

•                  The reputation of the particular management organization, if any, with which the property is or may become affiliated;

•                  The level of services and amenities offered at the property;

•                  The proposed management agreement or lease terms; and

•                  The brand under which the property operates or is expected to operate.

In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and, more recently, full service travel centers, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable operators.

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

We have in the past considered and may in the future consider the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

DISPOSITION POLICIES

In the past we have occasionally sold a property or exchanged properties which we own for different properties.   In December 2007, our board of trustees authorized us to pursue the disposition of three hotels with a net carrying value of approximately $15.8 million at December 31, 2007.  In February 2008, one hotel was sold for net proceeds of approximately $7.6 million. Although we may do so, we have no current intention to dispose of any of our other presently owned properties. We currently make decisions to dispose of properties based on factors including but not limited to the following:

•                  Potential opportunities to increase revenues and property values by reinvesting sale proceeds;

•                  The proposed sale price;

•                  The strategic fit of the property with the rest of our portfolio;

•                  Our operator’s or tenant’s desire to cease operation of the property; and

•                  The existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility and our senior note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is less than 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization accordingly.

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

Manager. Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment opportunities to our board of trustees and provides property management and administrative services to us. RMR is a Delaware limited liability company that is beneficially owned by Barry M. Portnoy and his son, Adam D. Portnoy, our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 332-3990. RMR also acts as the manager to HRPT Properties Trust, or HRP, and to Senior Housing Properties Trust, or SNH, and has other business interersts. The directors of RMR: are David J. Hegarty, Gerard M. Martin, formerly one of our managing trustees, Adam D. Portnoy and Barry M. Portnoy. The executive officers of RMR are Adam D. Portnoy, President and Chief Executive Officer; David J. Hegarty, Executive Vice President and Secretary; John G. Murray, Executive Vice President; Evrett W. Benton, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Jennifer B. Clark, Senior Vice President and General Counsel; Richard A. Doyle Jr., Senior Vice President; John R. Hoadley, Senior Vice President; Mark L. Kleifges, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Thomas M. O’Brien, Senior Vice President; John C. Popeo, Senior Vice President, Treasurer and Chief Financial Officer and Andrew J. Rebholz, Senior Vice President.  Messrs. Murray, Kleifges and Bornstein are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management or other services.

Employees. We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of February 26, 2008, RMR had approximately 500 full time employees.

Competition. The hotel industry is highly competitive. Generally our hotels are located in areas that include other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

The travel center and truck stop industry is fragmented and highly competitive. Fuel and non-fuel products and services can be obtained by long haul truck drivers from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops and some large gas stations. In addition, some trucking companies operate their own terminals to provide fuel and services to their own trucking fleets.

We expect to compete for property acquisition and financing opportunities with entities which may have substantially greater financial resources than us, including, without limitation, other REITs, operating companies in the hospitality industry, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure.  Such competition may reduce the number of suitable property acquisition or financing opportunities available to us or increase the bargaining power of property owners seeking to sell or finance their properties.

Environmental Matters. Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at their properties, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental damages. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that any of our properties are subject to environmental contamination that is likely to result in material adverse consequences to us. Under the terms of our management agreements and leases, our tenants and operators have agreed to indemnify us from all environmental liabilities arising during the term of the agreements. However, no assurances can be given that environmental conditions for which we would be liable are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and operators may not have sufficient resources to pay environmental liabilities.

Internet Website. Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission.  Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board of trustees also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

Segment Information. As of December 31, 2007, we have two operating segments, hotel real estate investments and travel center real estate investments.

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

The Internal Revenue Code of 1986, as amended, or the IRC sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS, or a court will agree with the statements made in this summary.  The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1995.  Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years.  Although no assurance can be given, we believe that we are organized, have operated, and will continue to operate in a manner that qualifies us to be taxed under the IRC as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits.  Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.  For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make, for example, our January 2007 spin off of TA to our common shareholders as described below.

If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be “essentially equivalent to a dividend” as defined by the IRC. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (2) results in a “complete termination” of the surrendering shareholder’s common and preferred share interest in us, or (3) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder.  In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the repurchased preferred shares will be transferred to the shareholder’s remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2007 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below.  While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis.  If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

•                  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

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

•                  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition.  However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.  As discussed below, we have acquired C corporations in connection with our acquisition of real estate.  Our investigations of these C corporations indicated that they did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

•                  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  In 2005, we acquired hotels in Canada and Puerto Rico.  Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions.  Through structuring and available tax exemptions, we have minimized the Canadian and Puerto Rican income taxes we must pay, but there can be no assurance that these existing structures and exemptions will be available to us in the future to minimize taxes.  If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, we cannot pass through to our shareholders any foreign tax credits.

If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation.  Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC.  In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate discussed below in “Taxation of U.S. Shareholders” and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders.  Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification.  If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)   that is managed by one or more trustees or directors;

(2)   the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)   that would be taxable, but for Sections 856 through 859 of the IRC, as a C corporation;

(4)   that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)   the beneficial ownership of which is held by 100 or more persons;

(6)   that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)   that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT.  We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years.  There can, however, be no assurance in this regard.

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

The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.  Except in respect of TRSs as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly-owned subsidiaries, other than the TRSs discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC.  Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

We have invested and may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a TRS as defined in Section 856(l) of the IRC, provided that no more than 20% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs.  Among other requirements, a TRS must:

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

Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below.  Moreover, because TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit are not generally imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, TRSs can generally undertake third-party management and development activities and activities not related to real estate.  Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to TRS if an eligible independent contractor operates the facility, as discussed more fully below.

Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRSs’ adjusted taxable income for that year.  However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a TRS pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment.  There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•                  At least 75% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, mortgages on real property, or shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•                  At least 95% of our gross income, excluding gross income from sales or other dispositions of property held primarily for sale, must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.  But for financial instruments entered into during our 2005 or later taxable years, the 95% gross income test has been modified as follows:  except as may be provided in Treasury regulations, gross income for these purposes no longer includes income from a “hedging transaction” as defined under clauses (ii) and (iii) of Section 1221(b)(2)(A) of the IRC, but only to the extent that (A) the transaction hedges indebtedness we incur to acquire or carry real estate assets, and (B) the hedging transaction was “clearly identified,” meaning that the transaction must be identified as a hedging transaction before the end of the day on which it is entered and the risks being hedged must be identified generally within 35 days after the date the transaction is entered.

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

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•                  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

•                  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, an unaffiliated third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as 10% or more by vote or value of the stock of one of our tenants, would result in that tenant’s rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.  Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

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

•                  There is a second exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant.  For this second exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Section 856(d)(8)-(9) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.

•                  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our TRSs.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

We have received opinions from our counsel Sullivan & Worcester LLP that (i) our underground storage tanks should constitute real estate assets, rather than personal property, for purposes of the various REIT qualification tests described in this summary, and (ii) with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis. If the IRS or a court determines that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described below, and thereby preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

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

Amounts payable to us under agreements relating to the Canadian hotels we acquired in 2005 may be determined by reference to revenue and expenditure items denominated in Canadian dollars.  Currency translation or exchange gains or losses might not count favorably toward the 75% and 95% gross income tests summarized above, and thus, in sufficient amounts, currency gains could threaten our compliance with the REIT income tests.  However, because any amounts paid to us, as opposed to our TRS, under these Canadian hotel agreements will be denominated in U.S. dollars and determined by reference to more than just exchange rates, we do not expect to have material amounts of currency gains in respect of our Canadian investments.

Our January 31, 2007 spin off of TA was treated for federal income tax purposes as though we disposed of each of the individual assets of TA and its principal subsidiaries in a taxable transaction in which individual asset gains, but not losses, were recognized.  The amount realized on each asset in this taxable disposition was equal to the fair market value of that asset at the time of the spin off, and our tax basis in the asset was the carryover tax basis inherited from TravelCenters. For these purposes, the assets and liabilities of any TRSs are ignored, and instead the stock in the TRS is treated like any other individual asset being distributed.  Even though some of the gains we recognized on the distributed assets were not qualifying gross income under the 75% and 95% gross income tests of Section 856(c) of the IRC, we do not believe the recognized gains from the distribution materially affected our ability to comply with these tests.  Although our counsel Sullivan & Worcester LLP is unable to opine on factual matters such as the fair market value of the distributed assets at the time of the spin off, Sullivan & Worcester LLP has opined that it is more likely than not that we have been reasonable in our approach to valuations and gain computations (including valuation methodology) in connection with the spin off of TA and thus that, even if our computations should be successfully challenged so as to result in our failing the 95% gross income test, we would more likely than not qualify for the gross income tests’ relief provision described below and thereby preserve our qualification as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; but we would expect to owe little tax in such circumstances.

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

The IRC also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

Our Relationship with TA.  On January 31, 2007, we spun off all the then outstanding TA common shares.  Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters and its subsidiaries for the periods ending on or before the distribution date.  Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value.  Moreover, our lease with TA, TA’s limited liability company operating agreement, and the transaction agreement governing the spin off collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

Our Relationship with Our Taxable REIT Subsidiaries.  We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to a prior lease that were agreed to among us, the former tenant and the manager.  We may from time to time in the future lease additional hotels that we acquire in this manner.

In connection with lease defaults, we terminated occupancy of some of our hotels by defaulting tenants and immediately leased these hotels to our TRSs and entered into new third party management agreements for these hotels.  We may in the future employ similar arrangements if we again face lease or occupancy terminations.

In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as “rents from real property” under the REIT gross income tests summarized above.  In order for this to be the case, the manager engaged by the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be “qualified lodging facilities” within the meaning of Section 856(d)(9)(D) of the IRC.  Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities.  Also included in the definition are the qualified lodging facility’s customary amenities and facilities.

For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the TRS or its affiliated REIT.  For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the TRS bearing the expenses of the operation of the qualified lodging facility, the TRS receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

In one case involving a former manager whose hotel management activities for parties unrelated to us were not as extensive as those of our current managers, we received an opinion from our counsel Sullivan & Worcester LLP that the particular manager should qualify as an “eligible independent contractor” within the meaning of

Section 856(d)(9)(A) of the IRC, and that, although the matter is not free from doubt, it is reasonable for us to rely on such opinion for purposes of the relief provisions under the REIT gross income tests summarized above.  Although there can be no assurance in this regard, we expect that the rental income we receive from our TRSs will qualify as “rents from real property” under the REIT gross income tests.  We also took steps to qualify for the 75% and 95% gross income tests’ relief provision, including for example attaching an applicable schedule of gross income to our federal income tax returns as previously required by Section 856(c)(6) of the IRC.  Thus, even if the IRS or a court ultimately determines that one or more of our managers failed to operate “qualified lodging facilities” for others sufficient to qualify as an eligible independent contractor, and that this failure thereby implicated our compliance with the REIT gross income tests, we expect we would qualify for the gross income tests’ relief provision and thereby preserve our qualification as a REIT.

As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid by our TRS to us exceed an arm’s length rental rate.  Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs’ management agreements will be respected for purposes of the requirements of the IRC discussed above.  Accordingly, we expect that the rental income from our current and future TRSs will qualify as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(A)   the sum of 90% of our “real estate investment trust taxable income,” as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

(B)    the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

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

In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

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

Acquisition of C Corporations

In 2005 we purchased a hotel in Puerto Rico.  In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset.  Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation are treated as ours for purposes of the various REIT qualification tests described above.  In our acquisitions of the stock of C corporations, we are generally treated as the successor to the acquired corporation’s federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits.  However, because we made an election under Section 338(g) of the IRC in respect of this acquired Puerto Rican corporation, we did not succeed to its earnings and profits, nor do we have any built-in gain in this former C corporation’s assets.

On January 31, 2007, we acquired all of the outstanding stock of TravelCenters, a C corporation.  At the time of that acquisition, this C corporation directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries.  Upon our acquisition, the acquired entities generally became either our qualified REIT subsidiaries under Section 856(i) of the IRC or disregarded entities under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to these acquired subsidiaries’ federal income tax attributes, such as these entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to these acquired corporate subsidiaries’ earnings and profits for federal income tax purposes, if any.

Upon completing the acquisition, we effected a restructuring of the travel center business so as to divide it between us and TA, and we then spun off TA on January 31, 2007.

Earnings and Profits.  A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of the January 31, 2007 transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entities. Thus, we needed to distribute any such earnings and profits no later than December 31, 2007. If we failed to do so, we would not qualify to be taxed as a REIT for 2007 and a number of years thereafter, unless we are able to rely on the relief provision described below.

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we retained accountants to compute the amount of undistributed earnings and profits that we inherited in the January 31, 2007 transaction.  Based on our calculations, we believe that we did not inherit any undistributed earnings and profits in this transaction.  However, there can be no assurance that the IRS would not, upon examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  If it is subsequently determined that we had undistributed earnings and profits as of December 31, 2007, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Built-in-Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. In the case of assets acquired in the January 31, 2007 acquisition, any gain subject to this tax may generally be reduced by certain net operating loss carryforwards that we inherited. Other than the assets we distributed in the spin off of TA as described above, we have no present plan or intent to dispose of any other assets acquired in the January 31, 2007 acquisition.  We believe that we recognized only modest taxable gains from the spin off of TA, and we also expect that net operating loss carryforwards will be available to us so as to reduce or eliminate any tax that we may owe in respect of any such recognized gains.

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

Acquisition of Partnership

In 2007, we acquired all of the limited partnership interests and the general partnership interest of a partnership as well as certain of the partnership’s noncorporate subsidiary entities. Pursuant to Treasury regulations issued under Section 7701 of the IRC, each of these acquired entities was either a partnership or disregarded entity for federal income tax purposes, and thus upon our acquisition these entities became disregarded entities of ours.  Accordingly, after this 2007 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above.  Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

Effective for federal tax returns with due dates after October 22, 2004, the IRC imposes a penalty for the failure to properly disclose a “reportable transaction.”  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees’ pension trust did not constitute “unrelated business taxable income,” even though the REIT may have financed some of its activities with acquisition indebtedness.  Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States.  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below.  We believe that our shares have been and will remain “regularly traded” on an “established securities market” within the definition of each term provided in applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on an “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the provision above or that received dividends for taxable years before 2005 will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts.  We will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions.  You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld by us with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we will be a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the preferred shares of others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our preferred shares may increase even if it acquires no additional preferred shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder’s federal income tax liability.  In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

Prohibited Transactions

Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions.  The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it.  A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan.  If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed.  Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

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

Debt instruments that we issue with any “substantial equity feature” will be treated as an equity interest. However, an example in the applicable regulations concludes that a convertible debt instrument issued by a corporation, apparently on conventional terms, would not be treated as an equity interest because the conversion feature was deemed “incidental” to the issuer’s obligation to pay principal and interest. Based on the foregoing, our counsel Sullivan & Worcester LLP has opined that, while the matter is not free from doubt, our 3.80% Convertible Senior Notes due 2027 will not be treated as equity interests under ERISA’s plan assets rules.

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

Financial difficulties at TA could adversely effect us.

We lease all of our travel center properties, which constitute approximately 39% of our investments, to TA.  TA’s total revenues for the eight months ended September 30, 2007 were $4.0 billion and its net loss from operations was $42.1 million.  TA’s fuel sales generate low margins; in the eight months ended September 30, 2007, TA generated a gross profit from fuel sales of $113 million on sales of $3.3 billion.  In addition, during the past few years the price of fuel has materially increased and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism; these fuel price increases and volatility have increased TA’s working capital requirements.  Recently, the slowing of the U.S. economy appears to have had an adverse impact upon the U.S. trucking industry from which TA draws customers.  Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced, which could jeopardize TA’s ability to pay rent to us.

In the past, events beyond our control, including an economic slowdown, the wars in Iraq and Afghanistan and on terrorism, reduced the financial results experienced in the hotel industry generally and the financial performance of our hotels. If these or similar events occur again or continue for substantial periods, our operating and financial results may be harmed by declines in average daily room rates or occupancy at our hotels.

The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels’ occupancy and average daily rate, or ADR. Future terrorist activities could have a similarly harmful effect on both the hotel industry and us. As a result of terrorism concerns, the wars in Iraq and Afghanistan and the impact of a recessionary economy, the U.S. hotel industry generally and our hotels specifically experienced significant declines in occupancy, revenues and profitability in 2001, 2002 and 2003. While the performance of our hotels has improved, the uncertainty associated with future acts of terrorism and the current economic slowdown in the U.S. may adversely impact business and leisure travel patterns and, accordingly, our business.

We are dependant on a limited number of operators for our properties and we have a high concentration of our properties with a limited number of operators and their brands.

TA leases all of our travel center properties, which constitute approximately 39% of our investments. In addition, two of our hotel operators, InterContinental and Marriott, operate approximately 46% and 40%, respectively, of our hotel investments. If we were to have a dispute with any of these operators, or if any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our profitability and cash flows.

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

Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws, either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers’ and tenants’ performances, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers or tenants manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers or tenants have in the past made and may in the future make decisions regarding competing properties that are not or would not be in our best interests.

We may be unable to access the capital necessary to repay debts or grow.

To retain our status as a REIT, we are required to distribute 90% of our taxable income to shareholders and we generally cannot retain sufficient income from operations to repay debts, to invest in our properties or fund our acquisitions. Accordingly, our business and growth strategy depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debt maturities and to fund new investments. We believe we will be able to raise additional debt and equity capital at reasonable costs and to refinance our debts at or prior to their maturities, including our $150 million of senior notes due March 1, 2008, to maintain our properties and to invest at yields which exceed our cost of capital. However, the U.S. capital markets are currently experiencing severe liquidity constraints and our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as the current restrictive market conditions in the debt capital market. Our business and growth strategy is not assured and may fail.

Acquisitions that we make may not be successful.

Our business strategy contemplates additional acquisitions. We cannot assure our investors that we will be able to consummate further acquisitions or that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Also, acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances may result in shareholder dilution.

We face competition for the acquisition of properties.

We compete with pension funds, private equity investors, other REITs, owner operators and other businesses which are engaged in the acquisition of hospitality properties. Some of our competitors have greater financial resources and more experienced personnel than we have. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for properties we seek to acquire. Furthermore, owners of hospitality properties who offer them for sale may find our competitors to be more attractive buyers because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy.

We have recently learned of litigation against us.

We have recently learned that a purported shareholder of TA has commenced a derivative action against TA’s directors which also seeks damages against us.  This litigation alleges that our lease to TA of travel centers we acquired when we purchased Petro Stopping Centers Holdings L.P., or Petro, is unfair to TA.  Although we are only beginning to assess our defenses to this litigation, we believe this allegation is not true and we expect to vigorously defend this litigation.  Nonetheless, we understand that rulings made in litigation can sometimes produce unexpected results and litigation can be expensive to conduct.  Accordingly, we can not predict the final impact of this litigation on us at this time.

The loss of our tax status as a REIT or tax authority challenges could have significant adverse consequences to us and reduce the market price of our securities.

As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code, for which only limited judicial or administrative interpretations are available. We believe we have operated, and are operating, as a REIT in compliance with the Internal Revenue Code. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our bank credit facilities, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our shares would likely decline.

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

Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties.  We may have to invest more than expected in order to achieve and maintain the competitive position and future financial performance of our properties. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain these required standards, then the manager or tenant may terminate the management or lease agreement and hold us liable for damages we may have caused.

Our business dealings with our managing trustees and affiliated entities may create conflicts of interest.

We have no employees. Personnel and other services which we require are provided to us under contracts by our manager, RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. In addition, John Murray, our President, Chief Operating Officer and Secretary, Mark Kleifges, our Treasurer and Chief Financial Officer, and Ethan Bornstein, our Senior Vice President, are executive officers of RMR. We pay RMR a fee based in  part upon the  historical cost of our  investments plus  incentive fees based upon increases in our cash flow, as defined. Any incentive fees are payable through  our issuance of restricted common shares . Our total fees paid to RMR in 2007 were $31.8 million.  Although we do not believe it has done so, our fee arrangement with RMR could encourage RMR to advocate acquisitions and discourage sales by us.  RMR also acts as the manager for two other publicly owned REITs: HRPT Properties Trust, or HRPT, which primarily owns office buildings; and, Senior Housing Properties Trust, or SNH, which primarily owns healthcare properties.  RMR also provides management services to one of our tenants, TA,  and other public and private companies.  These multiple responsibilities to public companies and other businesses could create competition among these companies for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy.  A termination of our contract with RMR is a default under our revolving credit facility unless approved by a majority of our lenders.  We believe that the quality and depth of management available to us by contracting with RMR could not be duplicated by our being a self-managed company or by our contracting with unrelated third parties, without considerable cost increases.   We believe our contractual arrangement with our managing trustees and RMR are commercially reasonable.  All of our contractual arrangements with RMR have been approved by our independent trustees.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement and under Maryland law may prevent our shareholders from receiving a takeover premium.

Our declaration of trust prohibits any shareholder, other than RMR and their affiliates, from owning more than 9.8% of our outstanding shares. This provision of the declaration of trust may help us comply with REIT tax requirements. However, this provision will also inhibit a change of control. Our declaration of trust and bylaws contain other provisions that may increase the difficulty of acquiring control of us by means of a tender offer, open market purchases, a proxy fight or otherwise, if the acquisition is not approved by our board of trustees. These other anti-takeover provisions include the following:

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

We have a rights agreement whereby, in the event a person or group of persons acquires or attempts to acquire 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for shares they own.

Some of our management agreements and leases limit our ability to sell or finance some of our properties.

Under the terms of some of our hotel management agreements and leases, we generally may not sell, lease or otherwise transfer the properties unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets other specified conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent or the tenant’s consent under our management agreements and leases. If, in these circumstances, the manager or the tenant does not consent, we may be prevented from taking actions which might be beneficial to our shareholders.

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

Acquisition and ownership of real estate is subject to risks associated with environmental hazards.  We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. The travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA is expected to regularly incur environmental clean up costs. In the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the lease. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we cannot be assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease to TA. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and TA may not have sufficient resources to pay its environmental liabilities.

We have substantial debt obligations and may incur additional debt.

At December 31, 2007, we had $2.6 billion in debt outstanding, which was 48% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

If we issue secured debt or subsidiary debt, such debt will have priority claims on certain of our assets which are senior to our existing debts.

We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2007, one of our subsidiaries has $3.6 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to our secured debt with regard to our assets pledged to secure those debts.

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

We may not have the cash necessary to pay the principal return and any net amount upon the conversion of our convertible notes or to repurchase the convertible notes on specified dates or following certain change in control transactions.

We have $575 million of convertible notes outstanding at this time.  Upon a conversion of notes in accordance with their terms, we will be required to pay the principal return of these notes in cash.  Furthermore, there may be circumstances that prevent the issuance of our common shares for all or any portion of any net amount deliverable upon the conversion of notes, thereby requiring us to satisfy our net amount obligation in cash.  Holders of notes also have the right to require us to repurchase the notes for cash on March 20, 2012, March 15, 2017 and March 15, 2022 or upon the occurrence of certain change in control transactions prior to March 20, 2012.  Some of our future debt agreements or securities may contain similar provisions.  We may not have sufficient funds to pay the principal return and any such net cash amount or make the required repurchase of notes, as the case may be, in cash at the applicable time; and, in such circumstances, we may not be able to arrange the necessary financing on favorable terms.  In addition, our ability to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, may be limited by law or the terms of other debt agreements or securities.  Moreover, our failure to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, would constitute an event of default under the indenture governing the notes which, in turn, would constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and further restricting our ability to make such payments and repurchases.

An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets. Also, interest rate changes often affect the value of dividend paying securities.

Our revolving credit facility requires interest at variable rates and matures in October 2010. At December 31, 2007, we had an outstanding balance of $158 million and $592 million available for drawing under our revolving credit facility. As we use this facility, if market interest rates increase, so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our shareholders. Further, rising interest rates may raise our cost to refinance existing debt when it matures. In addition, an increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby limiting our ability to sell properties, to raise capital or realize gains.

We pay regular dividends to our common and preferred shareholders. When interest rates available to investors rise, the trading market price of dividend paying securities often decline. If interest rates rise, the value of your ownership of our securities may decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2007, we owned 292 hotels and 185 travel centers. The following table summarizes certain information about our properties as of December 31, 2007.

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value

United States

Alabama	4	$33,994	$25,237	4	$50,807	$49,378	8	$84,801	$74,615
Arizona	14	153,831	117,075	6	121,480	118,364	20	275,311	235,439
Arkansas	—	—	—	4	81,058	75,854	4	81,058	75,854
California	34	591,070	486,814	9	137,723	135,753	43	728,793	622,567
Colorado	4	38,692	30,989	3	25,220	24,328	7	63,912	55,317
Connecticut	1	7,788	6,565	3	24,670	23,523	4	32,458	30,088
Delaware	1	15,456	11,263	—	—	—	1	15,456	11,263
Florida	12	163,957	130,290	7	103,977	102,027	19	267,934	232,317
Georgia	20	261,091	213,010	9	92,560	89,230	29	353,651	302,240
Hawaii	1	59,673	47,050	—	—	—	1	59,673	47,050
Idaho	—	—	—	1	13,862	13,557	1	13,862	13,557
Illinois	14	162,406	127,335	7	48,241	46,935	21	210,647	174,270
Indiana	3	35,910	29,154	7	48,585	45,098	10	84,495	74,252
Iowa	2	16,014	11,565	1	7,252	7,061	3	23,266	18,626
Kansas	4	28,438	22,948	—	—	—	4	28,438	22,948
Kentucky	1	5,096	3,906	3	37,827	36,775	4	42,923	40,681
Louisiana	1	28,209	22,358	6	92,123	89,928	7	120,332	112,286
Maryland	7	153,384	131,989	3	41,332	40,509	10	194,716	172,498
Massachusetts	13	159,544	125,370	—	—	—	13	159,544	125,370
Michigan	12	110,808	91,310	4	24,239	23,625	16	135,047	114,935
Minnesota	4	37,315	29,330	1	3,377	3,314	5	40,692	32,644
Mississippi	—	—	—	1	20,665	19,932	1	20,665	19,932
Missouri	6	90,569	61,721	5	45,542	44,127	11	136,111	105,848
Nebraska	1	6,495	4,795	3	33,780	32,703	4	40,275	37,498
Nevada	3	45,612	36,411	5	86,914	85,646	8	132,526	122,057
New Hampshire	—	—	—	1	3,968	3,491	1	3,968	3,491
New Jersey	12	184,687	149,394	4	92,515	90,379	16	277,202	239,773
New Mexico	2	21,977	16,229	6	78,270	75,352	8	100,247	91,581
New York	5	96,822	79,677	6	19,115	16,979	11	115,937	96,656
North Carolina	13	119,672	94,031	3	30,538	29,758	16	150,210	123,789
Ohio	5	42,770	33,486	14	140,140	136,318	19	182,910	169,804
Oklahoma	2	16,994	13,050	4	31,324	29,733	6	48,318	42,783
Oregon	—	—	—	3	35,105	34,356	3	35,105	34,356
Pennsylvania	10	156,832	126,609	9	103,321	100,593	19	260,153	227,202
Rhode Island	1	12,417	8,637	—	—	—	1	12,417	8,637
South Carolina	4	55,702	47,272	2	22,528	21,764	6	78,230	69,036
Tennessee	9	131,321	99,001	8	73,460	71,876	17	204,781	170,877
Texas	35	424,622	349,802	17	313,165	303,789	52	737,787	653,591
Utah	3	62,242	46,736	2	15,318	14,726	5	77,560	61,462
Virginia	15	165,060	125,652	4	46,442	45,174	19	211,502	170,826
Washington	6	83,649	63,358	2	3,476	3,202	8	87,125	66,560
West Virginia	1	8,578	6,916	2	6,815	6,591	3	15,393	13,507
Wisconsin	1	10,305	7,409	2	11,541	11,154	3	21,846	18,563
Wyoming	—	—	—	4	55,146	53,306	4	55,146	53,306
	286	3,799,002	3,033,744	185	2,223,421	2,156,208	471	6,022,423	5,189,952

Other
Ontario, Canada	2	39,117	34,532	—	—	—	2	39,117	34,532
Puerto Rico	1	134,691	122,277	—	—	—	1	134,691	122,277
	3	173,808	156,809	—	—	—	3	173,808	156,809

Held for sale
Arizona	1	9,338	6,951	—	—	—	1	9,338	6,951
Florida	1	4,437	3,431	—	—	—	1	4,437	3,431
N. Carolina	1	8,208	6,716	—	—	—	1	8,208	6,716
Total	292	$3,994,793	$3,207,651	185	$2,223,421	$2,156,208	477	$6,218,214	$5,363,859

At December 31, 2007, 14 of our hotels were on leased land.  The average remaining term of the ground leases (including renewal options) is in excess of 50 years; the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $102,406 to $556,400 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

At December 31, 2007, 26 of our travel centers were on land leased partially or in its entirety.  The average remaining term of the ground leases (including renewal options) is 20 years, and the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $375,397.  Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

Item 3. Legal Proceedings

We are aware of a complaint filed in the Delaware Court of Chancery on February 1, 2008 which purports to be a derivative action against TA’s directors, us and RMR.  This complaint appears to allege that our lease of Petro travel centers to TA is unfair to TA.  We are only beginning to assess our defenses to this litigation.  However, we believe the underlying premises of this litigation about the Petro lease are not true, and we expect to vigorously defend this litigation.  At this time, we do not believe this litigation is likely to have a material adverse impact upon us.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the New York Stock Exchange, or the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2006	High	Low
First Quarter	$46.47	$39.32
Second Quarter	44.10	40.08
Third Quarter	48.00	42.50
Fourth Quarter	51.46	46.65

2007	High	Low
First Quarter	$49.00	$37.52
Second Quarter	47.88	40.75
Third Quarter	44.30	36.00
Fourth Quarter	43.18	32.02

The closing price of our common shares on the NYSE on February 27, 2008, was $36.09 per share.

As of February 27, 2008, there were 946 shareholders of record, and we estimate that as of such date there were in excess of 78,600 beneficial owners of our common shares.

Information about cash distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions
	Per Common Share
	2006	2007
First Quarter	$0.73	$0.76
Second Quarter	0.74	0.76
Third Quarter	0.74	0.77
Fourth Quarter	0.74	0.77
Total	$2.95	$3.06

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

In addition to the cash distributions paid to common shareholders in 2007, we distributed all of the shares of our former subsidiary, TA, to our common shareholders on January 31, 2007.  One share of TA was distributed to our common shareholders with respect to every 10 of our shares owned; and this resulted in a taxable valuation of this in kind distribution of $3.234 for each of our shares.

We issued unregistered shares during the fourth quarter as follows: on December 12, 2007, we made share grants pursuant to our incentive share award plans to certain employees of our manager, RMR, totaling 2,450 common shares of beneficial interest, par value $0.01 per share, valued at $35.50 per share, the closing price of our common shares on the NYSE on that day. All of these grants were made pursuant to an exemption from registration contained in section 4(2) of the Securities Act.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management’s discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$941,455	$879,324	$682,541	$498,122	$209,299
Rental income	316,819	120,649	114,332	112,325	201,197
FF&E reserve income	22,286	20,299	19,767	18,147	18,000
Interest income	4,919	2,674	1,373	627	733
Gain on lease terminations	—	—	—	—	107,516
Total revenues	1,285,479	1,022,946	818,013	629,221	536,745
Expenses:
Hotel operating expenses	657,000	618,334	476,858	333,818	145,863
Interest	140,517	81,451	65,263	50,393	44,536
Depreciation and amortization	216,688	141,198	127,242	110,333	100,257
General and administrative	37,223	25,090	22,514	18,659	16,075
Loss on early extinguishment of debt	—	—	—	—	2,582
Loss on asset impairment	1,332	—	7,300	—	—
TA spin off costs	2,711	—	—	—	—
Total expenses	1,055,471	866,073	699,177	513,203	309,313
Income before income taxes	230,008	156,873	118,836	116,018	227,432
Income tax expense	(2,191)	(372)	(57)	—	—
Income before gain on sale of real estate and discontinued operations	227,817	156,501	118,779	116,018	227,432
Gain on sale of real estate	—	—	—	203	—
Income from continuing operations	227,817	156,501	118,779	116,221	227,432
Discontinued operations:
Income from discontinued operations	7,440	12,538	11,124	10,870	10,781
Gain on sale of real estate used by discontinued operations	95,711	—	—	—	—
Net income	330,968	169,039	129,903	127,091	238,213
Preferred distributions	26,769	7,656	7,656	9,674	14,780
Excess of liquidation preference over carrying value of preferred shares	—	—	—	2,793	—
Net income available for common shareholders	$304,199	$161,383	$122,247	$114,624	$223,433
Common distributions declared	$287,272	$225,927	$205,162	$193,523	$180,242
Weighted average common shares outstanding	93,109	73,279	69,866	66,503	62,576

Per Common Share Data:
Income from continuing operations available for common shareholders	$2.16	$2.03	$1.59	$1.56	$3.40
Income from discontinued operations available for common shareholders	$1.11	$0.17	$0.16	$0.16	$0.17
Net income available for common shareholders	$3.27	$2.20	$1.75	$1.72	$3.57
Distributions per common share	$3.06	$2.95	$2.90	$2.88	$2.88

Balance Sheet Data (as of December 31):
Real estate properties, at cost	$6,196,231	$4,018,781	$3,606,404	$3,161,259	$3,160,675
Real estate properties, net	5,346,761	3,316,268	2,997,605	2,608,019	2,668,982
Total assets	5,679,307	3,957,463	3,114,607	2,689,425	2,761,601
Debt, net of discount	2,579,391	1,199,830	960,372	697,505	826,126
Shareholders’ equity	2,786,434	2,447,540	1,855,455	1,685,873	1,645,528

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

2007 Developments

On January 31, 2007, we completed our acquisition of TravelCenters of America, Inc., or TravelCenters, pursuant to the Agreement and Plan of Merger dated as of September 15, 2006, as amended, among TravelCenters, us, one of our former subsidiaries and the stockholders of TravelCenters. Upon completion of the acquisition, we restructured the business of TravelCenters and distributed all of the common shares of our former subsidiary, or TA, to our shareholders in a spin off transaction. The acquisition of TravelCenters, the restructuring of the TravelCenters business and the spin off transaction are collectively referred to herein as the TA Transaction.

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

•	we entered into a lease of the 146 travel centers we acquired (one travel center was subsequently disposed of) and certain related assets to TA; and

•	TA commenced operating the travel center business formerly conducted by TravelCenters.

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

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments, if any. The annual minimum rent due to us under this agreement is scheduled to increase to $158,962 in 2008, $162,625 in 2009, $166,638 in 2010, $171,613 in 2011 and $176,620 in 2012.  The annual straight line rent currently reported by us under Generally Accepted Accounting Principle, or GAAP, is $171,389. Starting in 2012, the lease requires TA to pay us certain percentages of increases in gross revenues at the leased travel centers. We have agreed to provide up to $125,000 of funding during the first five years of the lease for certain specified improvements to the leased travel centers. This funding may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements funded by us will be owned by us. As of December 31, 2007, we have funded $25,000 under this agreement. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125,000, in return for minimum annual rent increases equal to a percentage of the amount we fund. Our lease agreement with TA expires on December 31, 2022.

On May 30, 2007, we acquired Petro for approximately $630,000 plus certain costs. Petro owns 40 travel centers located in 25 states. In connection with our acquisition of Petro, we acquired certain Petro properties which secure debt that was previously issued by Petro Stopping Centers, L.P., or Petro Centers, a former subsidiary of Petro acquired by TA on May 30, 2007. Upon closing of our acquisition of Petro, the Petro Centers debt assumed by TA was covenant defeased and funds were escrowed by TA at closing and used to redeem the Petro Centers debt on February 15, 2008. We agreed to pay certain costs associated with our acquisition of Petro, including those relating to the defeasance and prepayment of the Petro Centers debt, and customary closing costs, which totaled approximately $25,000. We funded the purchase price and costs by borrowing under our revolving credit facility. Simultaneous with our acquisition of Petro, we leased the 40 travel centers which Petro owned to TA for an initial minimum rent of $62,225 per year. Starting in 2013, the lease requires TA to pay us additional rent calculated as certain percentages of increases in gross revenues at the leased travel centers. This lease agreement with TA expires on June 30, 2024, and TA has two renewal options of 15 years each exercisable for all, but not less than all, of these 40 leased travel centers.

On July 26, 2007, we sold 18 Homestead Studio Suites hotels for $205,350 and recognized a gain on sale of $95,711. Seventeen of these hotels were sold to an unrelated party. One hotel was purchased by a subsidiary of HRPT, a publicly traded real estate investment trust that is our former parent company, and which is managed by RMR, which is also our manager. We used the net proceeds from these sales, totaling $189,309 after the refund of a $15,960 security deposit and payment of closing costs, to reduce amounts outstanding under our revolving credit facility.

Management Agreements and Leases

At December 31, 2007, each of our 292 hotels is included in one of ten combinations of hotels of which 201 are leased to one of our wholly owned taxable REIT subsidiaries, or TRSs, and managed by an independent hotel operating company and 91 are leased to third parties.  Our 185 travel centers are leased to TA under two agreements.  Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 56 and 57.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	For the year ended December 31,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$941,455	$879,324	$62,131	7.1%
Rental income:
Minimum rents - hotels	117,193	115,461	1,732	1.5%
Minimum rents - travel centers	193,571	—	193,571	—
	310,764	115,461	195,303	169.2%
Percentage rent - hotels	6,055	5,188	867	16.7%
Total rental income	316,819	120,649	196,170	162.6%
FF&E reserve income - hotels	22,286	20,299	1,987	9.8%
Interest income	4,919	2,674	2,245	84.0%

Expenses:
Hotel operating expenses	657,000	618,334	38,666	6.3%
Interest expense	140,517	81,451	59,066	72.5%
Depreciation and amortization - hotels	147,401	141,198	6,203	4.4%
Depreciation and amortization - travel centers	69,287	—	69,287	—
Total depreciation and amortization	216,688	141,198	75,490	53.5%
General and administrative	37,223	25,090	12,133	48.4%
TA spin off costs	2,711	—	2,711	—
Loss on asset impairment	1,332	—	1,332	—
Income tax expense	2,191	372	1,819	489.0%

Income from continuing operations	227,817	156,501	71,316	45.6%
Discontinued operations:
Income from discontinued operations	7,440	12,538	(5,098)	(40.7)%
Gain on sale of real estate from discontinued operations	95,711	—	95,711	—
Net income	330,968	169,039	161,929	95.8%
Net income available for common shareholders	304,199	161,383	142,816	88.5%
Weighted average shares outstanding	93,109	73,279	19,380	27.1%
Income from continuing operations available for common shareholders per common share	$2.16	$2.03	$0.13	6.4%
Income from discontinued operations available for common shareholders per common share	$1.11	$0.17	$0.94	552.9%
Net income available for common shareholders per common share	$3.27	$2.20	$1.07	48.6%

The increase in hotel operating revenues in 2007 versus 2006 was caused by the increase in revenues at our managed hotels and our acquisition of four managed hotels in April 2006.  Revenues increased at most of our managed hotels from 2006 due to higher average daily room rates, or ADR, partially offset by slightly lower occupancy rates.  Additional operating statistics of our hotels are included in the table on page 58.

The increase in hotel operating expenses from 2006 was caused primarily by the general increase in the cost of labor, real estate taxes and insurance in 2007 and increased management fees due to the growth in hotel revenues in 2007 described above.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, under our hotel management agreements is recognized as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $24,181 and $20,029 in the fourth quarter 2007 and 2006, respectively.  The increase in additional returns from 2006 is due to the improved operating performance of our managed hotels in 2007 described above.

As a result of renovations which required hotel rooms to be taken out of service in 2007 and 2006, certain of our managed hotels had net operating results that were $9,780 and $3,542 less than the minimum returns due to us in 2007 and 2006, respectively. These amounts are reflected in our consolidated statement of income as a net reduction to hotel operating expenses in these years because the minimum returns were funded by our managers.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007 that caused in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income - travel centers includes $15,813 of adjustments necessary to record rent on the straight line basis for the twelve months ended December 31, 2007.

The increase in percentage rent - hotels is the result of increased sales at our leased hotels.

FF&E reserve income - hotels represents amounts paid by our third party hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income - hotels is primarily due to increased levels of hotel sales in 2007 versus 2006 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants as FF&E reserve income.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2007.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2006 and 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2007 than in 2006.

The increase in depreciation and amortization - hotels is due principally to the depreciation and amortization of assets acquired in our 2006 acquisitions and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007.  The increase was offset somewhat by the sale of our Homestead Studio Suites hotels in July 2007.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our 2007 travel center acquisitions described above.

The increase to general and administrative expense is due principally to the impact of additional property investments during 2006 and 2007.

We recorded a $1,332 loss on asset impairment in the 2007 fourth quarter to reduce the carrying value of a  hotel held for sale to its estimated net realizable value less costs to sell.

The increase in income tax expense is primarily due to increased Canadian income taxes at one of our TRSs and higher state income taxes as a result of a change in tax laws in the state of Texas.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The gain on sale of real estate from discontinued operations in 2007 reflects the sale of our 18 Homestead Studio Suites hotels in July 2007 for $205,350.

The increases in income from continuing operations available for common shareholders, income from discontinued operations available for common shareholders, net income available for common shareholders and the corresponding per common share amounts are primarily due to the investment and operating activity discussed above. On a per share basis, the percentage increases in income from continuing operations available for common shareholders, income from discontinued operations available for common shareholders and net income available for common shareholders was lower due to our issuance of common shares in July and December 2006 and February 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	For the year ended December 31,
	2006	2005	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$879,324	$682,541	$196,783	28.8%
Rental income:
Minimum rent - hotels	115,461	110,869	4,592	4.1%
Percentage rent - hotels	5,188	3,463	1,725	49.8%
Total rental income	120,649	114,332	6,317	5.5%
FF&E reserve income - hotels	20,299	19,767	532	2.7%
Interest income	2,674	1,373	1,301	94.8%

Expenses:
Hotel operating expenses	618,334	476,858	141,476	29.7%
Interest expense	81,451	65,263	16,188	24.8%
Depreciation and amortization - hotels	141,198	127,242	13,956	11.0%
General and administrative	25,090	22,514	2,576	11.4%
Loss on asset impairment	—	7,300	(7,300)	(100.0)%
Income tax expense	372	57	315	552.6%

Income from continuing operations	156,501	118,779	37,722	31.8%
Discontinued operations:
Income from discontinued operations	12,538	11,124	1,414	12.7%
Net income	169,039	129,903	39,136	30.1%
Net income available for common shareholders	161,383	122,247	39,136	32.0%
Weighted average shares outstanding	73,279	69,866	3,413	4.9%
Income from continuing operations available for common shareholders per common share	$2.03	$1.59	$0.44	27.7%
Income from discontinued operations available for common shareholders per common share	$0.17	$0.16	$0.01	6.3%
Net income available for common shareholders per common share	$2.20	$1.75	$0.45	25.7%

The increase in hotel operating revenues from 2005 was caused by the increase in the number of managed hotels in 2006 due to our January and April 2006 hotel acquisitions and the general increase in hotel revenues at most of our managed hotels due to improvements in the lodging market that resulted in ADR increases at most of our managed hotels.  The increased revenues resulting from the higher ADR was partially offset by lower revenues at certain of our managed hotels in 2006 which were under renovations in 2006 which required hotel rooms to be taken out of service. Additional operating statistics of our hotels is included in the table on page 58.

The increase in hotel operating expenses was caused by the increase in the number of managed hotels in 2006 due to our January and April 2006 hotel acquisitions and the general increase in the cost of labor and utilities in 2006.

We recognized additional returns from our managed hotels of $20,029 and $13,568 in the fourth quarter of 2006 and 2005, respectively.  The increase in additional returns from 2005 is due to the improved operating performance of our managed hotels in 2006 described above.

As a result of the renovations described above, certain of our managed hotels had net operating results that were $3,542 and $2,491 less than the minimum returns due to us in 2006 and 2005, respectively. These amounts are reflected in our consolidated statement of income as a net reduction to hotel operating expenses in these years because the minimum returns were funded by our managers.

The increase in minimum rental income- hotels is primarily a result of the increased minimum rents resulting from our funding of improvements at certain of our leased hotels in 2006 and our acquisition of a hotel in January 2006.

The increase in percentage rent - hotels is the result of increased sales at our leased hotels.

The increase in FF&E reserve income- hotels is primarily due to increased sales in 2006 versus 2005 at our leased hotels.

The increase in interest income is due to higher average cash balances and higher average interest rates during 2006.

The increase in interest expense is primarily due to higher average borrowings as a result of our hotel acquisitions, which was partially offset by a lower weighted average interest rate during 2006 than in 2005.

The increase in depreciation and amortization- hotels is due principally to the depreciation of 12 hotels acquired during 2006 and the impact of the purchases in 2006 and 2005 of depreciable assets with funds from FF&E reserve accounts owned by us. This increase was offset to some extent by the sale of a hotel in September 2005 and certain assets becoming fully depreciated in 2006 and 2005.

The increase to general and administrative expense is due principally to the impact of additional hotel investments during 2006.

In 2005, we recorded a $7,300 loss on asset impairment to reduce the carrying value of a hotel held for sale to its estimated net realizable value less costs to sell.

The increase to income tax expense is primarily due to higher state income taxes as a result of our hotel acquisitions and increased Canadian income taxes at our TRS which owns hotels in Canada.

The increase in income from discontinued operations is the result of increased percentage rent at our 18 Homestead Studio Suites® hotels due to higher sales in 2006.

The increases in income from continuing operations available for common shareholders, income from discontinued operations available for common shareholders, net income available for common shareholders and the corresponding per common share amounts are primarily due to the investment and operating activity discussed above. On a per share basis, the percentage increase in income from continuing operations available for common shareholders, income from discontinued operations available for common shareholders and net income available for common shareholders was lower due to our issuance of common shares in July and December 2006 and in June 2005.

Liquidity and Capital Resources

Our Managers and Tenants

All 477 of our properties are operated under management agreements or leases with third party operating companies. All costs of operating and maintaining our properties are paid by the third party hotel managers as agents for us or by tenants for their own account. These managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these managers and tenants fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our combination management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 56 and 57. Assuming our twelve operating agreements as of December 31, 2007, had been in place during the twelve months ended December 31, 2007 (September 30, 2007, for the TA operating agreements), eleven combinations, representing 453 properties, generated coverage of at least 1.0x using historical operating results. The remaining combination, representing 24 hotels, generated coverage of 0.54x in 2007; twenty of the hotels in this combination were undergoing significant renovations that had a negative impact on the operating results of this combination during 2006 and 2007.  We expect to complete renovations at these hotels in the first half of 2008.

Three hundred fifty two (352) of our properties, representing 75% of our total investments at cost as of December 31, 2007, in eight combinations are operated under management agreements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As of February 26, 2008, all payments due, including those payments due under the combination management agreement whose hotels generated less than 1.0x coverage during 2007, are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our property operators, tenants or guarantors default in their payment obligations to us, our revenues and cash flows will decline.

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

We maintain our status as a real estate investment trust, or REIT under the Internal Revenue Code of 1986, as amended, or IRC, by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999, federal legislation known as the REIT Modernization Act, or the RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to TRSs if the hotels are managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to income tax at corporate tax rates.  Also, the income we receive from our hotels in Canada, Puerto Rico and certain states is subject to taxes in those jurisdictions.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements at our hotels. During 2007, our managers and tenants contributed $57,476 to these accounts. As of December 31, 2007, there was approximately $28,134 on deposit in these escrow accounts, which was  held directly by us and is included on our balance sheet as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our hotels in excess of amounts available in escrowed FF&E reserves. To the extent we make such additional FF&E reserve fundings, our annual minimum returns or minimum rent generally increase by a percentage of the amount we fund. During 2007, we funded $64,241 for capital improvements to our hotels in addition to FF&E reserve fundings from hotel operations.

During 2007, $122,138 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.

  FF&E escrow deposits are not required under our travel centers leases with TA. However, TA is required to maintain the leased travel centers at its expense, including structural and non-structural components.  Under our TA lease for 145 travel centers, we have agreed to fund up to $25,000 per year for certain specified capital improvements to the leased properties during the first five years of the lease term or thereafter on a cumulative basis.  All of the capital improvements funded under this agreement will be owned by us.  As of December 31, 2007, we have funded $25,000 under this agreement and we expect to fund $25,000 in 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.  Under both leases, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases.  In 2007, we funded $1,438 of such additional amounts under these agreements.

During 2007, we funded $8,020 for improvements to our Marriott International branded hotels using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $90,000 for improvements to our four Marriott branded hotel portfolios throughout 2008 with funds from our existing cash balances or borrowings under our revolving credit facility. Our minimum annual rent for these hotels is increased by approximately 10% of the amounts we fund, which amounts are in addition to recurring FF&E reserve funding from hotel operations.

Pursuant to an April 2005 agreement we entered with a subsidiary of Hyatt for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced by approximately 10% of the funded amounts per year.  As of December 31, 2007, $71,500 has been funded.  During 2007, we funded $42,000 of this amount and we expect to fund approximately $4,000 in 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels.  To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced by approximately 10% of the funded amounts per year.  As of December 31, 2007, $26,408 has been funded.  During 2007, we funded $553 of this amount and we expect to fund $400 in 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.

Pursuant to a December 2004 agreement we entered to purchase 13 hotels from InterContinental, we agreed to pay $25,000 during the three years following closing to fund improvements to the hotels. We paid $10,000 of this amount in 2005 and paid the remaining $15,000 in December 2007.

Pursuant to a January 2006 agreement we entered with InterContinental for the management of the Harbor Court Complex in Baltimore, Maryland, we agreed to fund $2,300 for rebranding and other improvements during the two years following closing. We paid $1,000 of this amount in 2006 and funded the remaining $1,300 in December 2007.

Pursuant to January and April 2006 agreements we entered with InterContinental for the management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We funded $9,691 in January 2007, $9,691 in January 2008 and expect to fund $4,846 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

On January 16, 2007, April 16, 2007, July 16, 2007 and October 15, 2007, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2007, April 14, 2007, July 14, 2007 and October 14, 2007, respectively. On December 3, 2007, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on December 31, 2007 with respect to the period ended January 14, 2008.  We paid this distribution on January 15, 2008, using existing cash balances and borrowings under our revolving credit facility.

On May 15, 2007, we paid a $0.40833 per share distribution to our Series C preferred shareholders with respect to the period ended May 14, 2007.  On August 15, 2007 and November 15, 2007, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended August 14, 2007 and November 14, 2007, respectively. These distributions were funded using cash on hand and borrowings under our revolving credit facility. On January 3, 2008, we declared a distribution of $0.4375 per Series C preferred shareholders with respect to the period ending February 14, 2008. We paid this distribution on February 15, 2008, using existing cash balances and borrowings under our revolving credit facility.

On February 15, 2007, May 17, 2007, August 16, 2007 and November 15, 2007, we paid a $0.74, $0.76, $0.76 and $0.77 per share distribution to our common shareholders, for the quarters ended December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively.  On January 3, 2008, we declared a $0.77 per share distribution to our common shareholders of record on January 14, 2008.  We paid this distribution on February 15, 2008, using existing cash balances and borrowings under our revolving credit facility.

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. We funded the acquisition of TravelCenters and the capitalization of TA with a $1,400,000 borrowing under the Acquisition Facility and with our existing cash balances. We subsequently repaid all borrowings under the Acquisition Facility during the first quarter of 2007 with net proceeds from certain of the financing transactions described below.

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

In March 2007, we sold $300,000 of 5.625% senior notes due 2017 to initial purchasers for resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We used net proceeds from this sale of $296,468 (after placement and other offering expenses) to reduce borrowings under our Acquisition Facility. In June 2007, we issued $300,000 of 5.625% senior notes due 2017 that were registered with the Securities and Exchange Commission in exchange for all of our privately placed 5.625% senior notes due 2017.

In May 2007, we purchased Petro for approximately $655,000, including acquisition costs, using borrowings under our revolving credit facility.

In July 2007, we sold 18 Homestead Studio Suites hotels for $205,350.  We used the net proceeds of approximately $189,309 to reduce amounts outstanding under our revolving credit facility.

On September 24, 2007, we sold $350,000 of 6.7% unsecured senior notes due 2018.  We used net proceeds from this offering of $344,226 (after placement and other offering expenses) to reduce borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (5.41% per annum at December 31, 2007).  We may borrow up to $750,000 under the revolving credit facility and it includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of December 31, 2007, we had a balance of $158,000 outstanding under our revolving credit facility.

At December 31, 2007, we had $23,401 of cash and cash equivalents and $592,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) are as follows: $150,000 in 2008; $50,000 in 2010; $125,000 in 2012; $300,000 in 2013; $300,000 in 2015; $275,000 in 2016; $300,000 in 2017; $350,000 in 2018; and $575,000 in 2027.  We expect to fund the redemption of our $150,000 of 7% senior notes due March 1, 2008, with existing cash balances and borrowings under our revolving credit facility.  Our 3.8% convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of December 31, 2007, we had one mortgage note we assumed in connection with our acquisition of one hotel with a current principal balance of $3,635. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro, we acquired certain Petro properties which secure debt that was previously issued by Petro Centers. Upon closing of our acquisition of Petro, the Petro Centers debt assumed by TA was covenant defeased and funds were escrowed at closing by TA and used to redeem this debt on February 15, 2008.

When amounts are outstanding under our revolving credit facility and as the maturity or repurchase dates of our revolving credit facility and term debts approach over the longer term, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but does not assure that there will be buyers for such securities. Although there can be no assurance that we will complete any debt or equity security offerings or other financings, we believe we will have access to various types of financing, including investment grade debt or equity securities, with which to finance future acquisitions and capital expenditures and to pay our debt and other obligations.

As of December 31, 2007, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,586,635	$150,077	$208,182	$128,376	$2,100,000
Ground Lease Obligations (1)	175,818	13,846	26,721	24,038	111,213
Capital improvements (2)	208,937	129,091	54,846	25,000	—
Projected interest expense (3)	1,296,964	143,542	274,937	247,547	630,938
Total	$4,268,354	$436,556	$564,686	$424,961	$2,842,151

(1)     14 of our hotels and 26 of our travel centers are on land leased partially or in its entirety.  In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.

(2)     Represents amounts we expect to fund for capital improvements to our properties in addition to recurring FF&E reserve funding from hotel operations.

(3)     Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

As of December 31, 2007, we had no off-balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2007, our secured debt obligations were limited to one mortgage note of $3,635 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

Our debt obligations at December 31, 2007, consist of our revolving credit facility, our $2,425,000 of unsecured term debt and convertible notes and our $3,635 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2007, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

Neither our indenture and its supplements, nor our revolving credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our credit facility.

Related Person Transactions

As more fully described above, on January 31, 2007, we acquired TravelCenters and, in connection with the acquisition, restructured the business of TravelCenters so as to place its operating business in our subsidiary, TA, distributed all of the common shares of TA, to our shareholders in a spin off transaction, and leased 146 travel centers to TA for an average minimum rent of $170.7 million per year during the lease term.  In order to effect the reorganization and spin off, we entered into a transaction agreement effective as of January 29, 2007, with TA and RMR. That agreement provided for certain of the steps in the restructuring of the TravelCenters business and the spin off. In addition, under this agreement TA entered into a management and shared services agreement with RMR, TA granted to us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest it owns or acquires in a travel center before it is purchased, sold, leased, mortgaged or otherwise financed with another party, and TA agreed to indemnify us for liabilities relating to its business and operations for periods before and after the spin off and for liabilities relating to the ownership and operation of the leased travel centers which arise during the term of our lease with TA.  On May 30, 2007, we purchased Petro and simultaneously leased the 40 travel centers owned by Petro to a subsidiary of TA for an initial minimum rent of $62.2 million per year.  Starting in 2013, the lease requires TA to pay us additional rent calculated as certain percentages of increases in gross revenues at the leased travel centers.  As a result of the transaction in January 2007 and the Petro lease in May 2007, we have on-going business dealings with TA, including funding improvements to the leased properties and adding or removing properties from the leases.  RMR provides management services to us and to TA.  Barry M. Portnoy, one of our managing trustees, is an owner and director of RMR and a managing director of TA.  Adam D. Portnoy, our other managing trustee, is an owner, a director and president of RMR.  Thomas M. O’Brien is a senior vice president of RMR and a managing director and president of TA.  Because of the potential for conflicts of interests between the responsibilities of Messrs. Barry Portnoy, Adam Portnoy and Thomas O’Brien to us, RMR and TA, all transactions between us and TA are approved by our trustees who are independent of TA and RMR, and by TA’s directors who are independent of us and RMR, respectively.

RMR presents investment and divestment opportunities to us and provides management and administrative services to us under an agreement. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 and 0.5% thereafter, plus an incentive fee based upon increases in cash available for distribution per share, as defined. The incentive fee payable to RMR is paid in our common shares. On January 6, 2006, we entered into a management agreement with RMR to operate the office building component of one of our properties. Fees paid to RMR under this management agreement are based on a formula, generally 3% of gross collected rents as a property management fee and 5% of gross construction costs as a construction management fee. Aggregate fees earned by RMR from us during 2007 were $31,799, which includes an incentive fee of $1,862 which we plan to pay later in 2008 through the issuance of 53,541 of our common shares. RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services. Our audit committee appoints our director of internal audit and our compensation committee approves his salary and the other internal audit costs we pay.  Our pro rata share of RMR’s costs in providing that function was $169 in 2007.  All transactions between us and RMR are approved by our compensation committee. Both our audit and compensation committees are solely composed of independent trustees.

Critical Accounting Policies

Our critical accounting policies are those that have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and assessments are consistently applied and produce financial information that fairly presents our results of operations. Our five most critical accounting policies are as follows:

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

Allocation of Purchase Price and Recognition of Depreciation and Amortization Expense. The acquisition cost of each property investment is allocated to various property components such as land, buildings and equipment, and each component generally has a different useful life. For real estate acquired, we allocate the purchase price among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Acquisition cost allocations and the determination of the useful lives are based on our estimates or studies from independent experts. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The value of intangible assets is amortized over the shorter of its estimated useful life, or the term of the respective lease or the affected contract. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by accounting principles generally accepted in the United States.

Impairment of Long Lived Assets. We periodically evaluate our real estate investments and intangible assets for impairment indicators. These indicators may include weak or declining operating profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related investment by comparing it to the expected future undiscounted cash flows to be generated from that investment. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.

Variable Interest Entities.  Under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, if an entity is determined to be a variable interest entity, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities’ net assets. When our TRS enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager we are required to assess if our TRS is or continues to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS. Incorrect assumptions or estimates of, among other things, occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary.

Income Taxes. We account for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”  Under this method deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and in certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRS that, unlike most of our subsidiaries is generally subject to federal, state and foreign income tax.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRS and state and foreign income taxes incurred by us despite our tax status as a REIT.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48.  FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit.  To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement.  As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements.  Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.  We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

As of December 31, 2007, we owned 292 hotels and 185 travel centers which are grouped into twelve combinations. Our ten hotel combinations are managed by or leased to subsidiaries of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt and Carlson. Our 185 travel centers are leased to and operated by subsidiaries of TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of December 31, 2007, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, average daily rate, or ADR, revenue per day per available room, or RevPAR, for our hotel properties.  We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Staybridge Suites®	Candlewood Suites®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	35	19	31	76

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	3,844	9,220

Number of States:	24	14	15	14	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$585,229	$193,059	$472,410	$274,222	$436,708	$589,429

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$36,872 (7)	—

End of Current Term:	2012	2010	2019	2015	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 12.5 years each.	2 for 15 years each.

Annual Minimum Return /	$58,379	$19,287	$49,034	$28,508	$37,882	$50,000
Minimum Rent (000s) (3):

Additional Return:	—	—	$1,173 (6)	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06 revenues.	7.5% of revenues above 2006 revenues.

Return / Rent Coverage (5):
Year ended 12/31/07:	1.63x	1.33x	1.24x	1.22x	1.09x	1.43x
Year ended 12/31/06:	1.49x	1.34x	1.11x	1.21x	1.07x	1.35x

Other Security Features:	HPT controlled	HPT controlled	—	Tenant minimum	Limited guarantee	Limited guarantee
	lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.		net worth requirement.	provided by InterContinental.	provided by InterContinental.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.
(2)	Renewal options may be exercised by the tenant or manager (when the property is leased to our TRS) for all, but not less than all, of the properties within each combination of properties.
(3)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(4)

Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow

(5)

We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.

(6)

These agreements provide for annual additional return payment to us in the amount listed to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve and payment of our minimum return and percentage return.

(7)	A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Hyatt Place™ /Amerisuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	TravelCenters of America	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (1)	TA (2)	12

Number of Properties:	14	10	24	12	145	40	477

Number of Rooms / Suites:	4,139	2,937	2,895	2,262	— (9)	—	43,223 (2)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$512,300	$230,649	$309,850	$211,309	$1,747,962	$654,288	$6,217,415

Security Deposit (000s):	$36,872 (6)	$36,872 (6)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 Years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	N/A	2 for 15 years each

Annual Minimum Return / Minimum Rent (000s) (3):	$42,873	$20,306	$23,050	$11,890	$155,713 (10)	$62,225	$559,147

Additional Return:	$3,458 (7)	$1,750 (7)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	—	$16,381

Percentage Return / Rent (4):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (5):
Year ended 12/31/07:	1.33x	1.39x	0.54x	1.63x	1.39x (11)	1.14x (11)	0.54x – 1.63x
Year ended 12/31/06	1.37x	1.51x	0.80x	1.36x	1.47x	1.3x	0.80x – 1.51x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.
(2)	Renewal options may be exercised by the tenant or manager (when the property is leased to our TRS) for all, but not less than all, of the hotels within each combination of properties.
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

(6)	A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
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

(9)	18 of the TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(10)

The amount of minimum rent payable to us by TA is scheduled to increase to $158,962, $162,625, $166,638, $171,613 and $176,620 in 2008, 2009, 2010, 2011 and 2012, respectively. The annual straight line rent for GAAP purposes is $171,389.

(11)	Represents data for the 12 months ended September 30, 2007. Data for the period ended December 31, 2007 is not currently available from our tenant, TA.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated:

	No. of	No. of
Management Agreement/Lease	Hotels	Rooms/Suites	2007(1)	2006(1)	Change
ADR
InterContinental (no. 1)(2)	31	3,844	$110.47	$104.38	5.8%
InterContinental (no. 2)	76	9,220	69.81	66.50	5.0%
InterContinental (no. 3)(3) (4)	14	4,139	141.79	134.49	5.4%
InterContinental (no.4)(3)	10	2,937	109.64	101.22	8.3%
Marriott (no. 1)	53	7,610	123.67	117.76	5.0%
Marriott (no. 2)	18	2,178	119.69	112.81	6.1%
Marriott (no. 3)	35	5,382	116.65	110.34	5.7%
Marriott (no. 4)	19	2,756	116.47	114.74	1.5%
Hyatt	24	2,895	95.45	82.02	16.4%
Carlson	12	2,262	99.58	92.73	7.4%
Total/Average	292	43,223	$107.18	$101.04	6.1%

Occupancy
InterContinental (no. 1)(2)	31	3,844	75.9%	76.0%	-0.1	pts
InterContinental (no. 2)	76	9,220	74.5%	75.7%	-1.2	pts
InterContinental (no. 3)(3) (4)	14	4,139	76.8%	75.1%	1.7	pts
InterContinental (no.4)(3)	10	2,937	68.6%	71.8%	-3.2	pts
Marriott (no. 1)	53	7,610	69.2%	69.3%	-0.1	pts
Marriott (no. 2)	18	2,178	76.5%	79.9%	-3.4	pts
Marriott (no. 3)	35	5,382	75.7%	75.4%	0.3	pts
Marriott (no. 4)	19	2,756	73.0%	73.2%	-0.2	pts
Hyatt	24	2,895	58.8%	61.1%	-2.3	pts
Carlson	12	2,262	67.0%	63.6%	3.4	pts
Total/Average	292	43,223	72.2%	72.6%	-0.4	pts

RevPAR
InterContinental (no. 1)(2)	31	3,844	$83.85	$79.33	5.7%
InterContinental (no. 2)	76	9,220	52.01	50.34	3.3%
InterContinental (no. 3)(3) (4)	14	4,139	108.89	101.00	7.8%
InterContinental (no.4)(3)	10	2,937	75.21	72.68	3.5%
Marriott (no. 1)	53	7,610	85.58	81.61	4.9%
Marriott (no. 2)	18	2,178	91.56	90.14	1.6%
Marriott (no. 3)	35	5,382	88.30	83.20	6.1%
Marriott (no. 4)	19	2,756	85.02	83.99	1.2%
Hyatt	24	2,895	56.12	50.11	12.0%
Carlson	12	2,262	66.72	58.98	13.1%
Total/Average	292	43,223	$77.38	$73.36	5.5%

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

Impact of Inflation

Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers’ or tenants’ operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents. To mitigate the adverse impact of insufficient income at our properties, all of our operating agreements contain security features, such as security deposits or guarantees of our returns or rents. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future; the decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

As of December 31, 2007, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

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

(1)  The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

Except as described in the footnote to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are

10% higher than shown above, our per annum interest cost would increase by approximately $13,875. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2007, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $90,557. Change in the trading price of our common shares may also affect the fair value of our $575,000 of convertible senior notes.

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

At December 31, 2007, we had one mortgage payable secured by one hotel, with a fixed rate of 8.3% that matures on July 1, 2011. This note requires principal and interest payments through maturity pursuant to an amortization schedule and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year for a fee. At December 31, 2007, we had $158,000 outstanding and $592,000 available for drawing under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $158,000 under our revolving credit facility was 5.41% per annum at December 31, 2007. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of December 31, 2007:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2008	5.41%	$158,000	$8,548
10% increase	5.95%	$158,000	$9,401
10% reduction	4.87%	$158,000	$7,695

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2007 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.  Its report appears elsewhere herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under either our 1995 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 750 shares per year as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our board of trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2007.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)) (1)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1995 Plan)	None.	None.	2,740,838
Equity compensation plans not approved by security holders (2003 Plan)	None.	None.	2,740,838
Total	None.	None.	2,740,838

(1)         The 1995 Incentive Share Award Plan was approved by our shareholder at that time; the 2003 Incentive Share Award Plan was approved by our Board of Trustees. Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 3,128,791; and 2,740,838 represents the combined total shares available under both plans on December 31, 2007.

Payments by us to RMR are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Related Person Transactions”. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

(b) Exhibits

2.1

Purchase Agreement, dated May 30, 2007, among the Company, Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers Holdings, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

3.1

Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED MARCH 30, 2007)

3.2	Articles Supplementary dated June 2, 1997. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

3.3	Articles Supplementary dated May 16, 2000. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

3.4	Articles Supplementary dated December 9, 2002. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

3.5	Articles Supplementary dated February 15, 2007. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED February 16, 2007)

3.6	Articles Supplementary dated March 5, 2007 (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)

3.7	Composite copy of Amended and Restated Bylaws of the Company, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED DECEMBER 13, 2007)

4.1	Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

4.2	Form of temporary 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED DECEMBER 5, 2002)

4.3	Form of temporary 7% Series C Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 15, 2007)

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

Trust Company, relating to the Company’s 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.8

Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to the Company’s 6.85% Senior Notes due 2012, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2002)

4.9

Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, as  Trustee, relating to the Company’s 6 3/4% Senior Notes due 2013, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

4.10

Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 5 1/8% Senior Notes due 2015, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 11, 2005)

4.11

Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 6.30% Senior Notes due 2016, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2006)

4.12

Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)

4.13

Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 12, 2007)

4.14

Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2018, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007)

4.15

Renewed Rights Agreement, dated as of May 15, 2007, between Hospitality Properties Trust and Wells Fargo Bank, National Association, as Rights Agent, including all exhibits thereto (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 16, 2007)

4.16

Registration Rights Agreement, dated as of March 7, 2007 among the Company and the several initial purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated is acting as representative (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (FILED HEREWITH)

10.1

Amended and Restated Advisory Agreement, dated January 1, 2006, between Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005)

10.2	Master Management Agreement, dated as of January 6, 2006, between Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 6, 2006)

10.3	Summary of Trustee Compensation (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 24, 2006)

10.4	The Company’s 1995 Incentive Share Award Plan (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.5	Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003 (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.6	The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7	Form of Restricted Share Agreement. (+) (Incorporated by reference to the company’s report on Form 10-Q for the quarter ended June 30, 2003)

10.8	Representative form of Indemnification Agreement. (+) (FILED HEREWITH)

10.9

Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.10

Amended and Restated Credit Agreement, dated as of May 23, 2005, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 23, 2005)

10.11

First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED AUGUST 22, 2006)

10.12

Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.13

Interim Loan Agreement, dated as of January 22, 2007, by and among the Company, Merrill Lynch Capital Corporation, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Lead Bookrunner, and the additional agents and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.14

Amendment No. 1, dated as of February 26, 2007, to the Interim Loan Agreement by and among the Company, Merrill Lynch Capital Corporation, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Lead Bookrunner, and the additional agents and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO the company’s CURRENT REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006)

10.15

Agreement and Plan of Merger, dated as of September 15, 2006, by and among the Company TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO the company’s CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 20, 2006)

10.16

Amendment No. 1, dated as of January 30, 2007, to the Agreement and Plan of Merger by and among the Company, TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO the company’s CURRENT REPORT ON FORM 8-K DATED FEBRUARY 2, 2007)

10.17

Transaction Agreement, dated as of January 29, 2007, by and among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC.  (INCORPORATED BY REFERENCE TO the company’s CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.18

Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (INCORPORATED BY REFERENCE TO the company’s CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.19

Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (INCORPORATED BY REFERENCE TO the company’s CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.20	Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC as Landlord, and Petro Stopping Centers, L.P., as Tenant. (INCORPORATED BY

REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

10.21

Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Hospitality Properties Trust and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2008

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	As of December 31,
	2007	2006

Assets

Real estate properties, at cost:
Land	$1,377,520	$582,562
Buildings, improvements and equipment	4,818,711	3,436,219
	6,196,231	4,018,781
Accumulated depreciation	(849,470)	(702,513)
	5,346,761	3,316,268
Cash and cash equivalents	23,401	553,256
Restricted cash (FF&E escrow)	28,134	27,363
Other assets, net	281,011	60,576
	$5,679,307	$3,957,463

Liabilities and Shareholders’ Equity

Revolving credit facility	$158,000	$—
Senior notes, net of discounts	1,842,756	1,196,130
Convertible senior notes	575,000	—
Mortgage payable	3,635	3,700
Security deposits	169,406	185,366
Dividends payable	4,754	1,914
Accounts payable and other liabilities	134,705	119,536
Due to affiliate	4,617	3,277
Total liabilities	2,892,873	1,509,923

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares and none issued and outstanding, respectively, aggregate liquidation preference $317,500	306,833	—
Common shares of beneficial interest; $0.01 par value;
150,000,000 shares authorized, 93,892,719 and 86,284,251 shares issued and outstanding, respectively	939	863
Additional paid-in capital	3,048,881	2,703,687
Cumulative net income	1,711,079	1,380,111
Cumulative preferred distributions	(93,761)	(66,992)
Cumulative common distributions	(2,270,843)	(1,653,435)
Total shareholders’ equity	2,786,434	2,447,540
	$5,679,307	$3,957,463

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Hotel operating revenues	$941,455	$879,324	$682,541
Rental income:
Minimum rent	310,764	115,461	110,869
Percentage rent	6,055	5,188	3,463
	316,819	120,649	114,332
FF&E reserve income	22,286	20,299	19,767
Interest income	4,919	2,674	1,373
Total revenues	1,285,479	1,022,946	818,013

Expenses:
Hotel operating expenses	657,000	618,334	476,858
Interest (including amortization of deferred financing costs of $3,659, $2,584 and $2,894, respectively)	140,517	81,451	65,263
Depreciation and amortization	216,688	141,198	127,242
General and administrative	37,223	25,090	22,514
Loss on asset impairment	1,332	—	7,300
TA spin off costs	2,711	—	—
Total expenses	1,055,471	866,073	699,177

Income before income taxes	230,008	156,873	118,836
Income tax expense	(2,191)	(372)	(57)

Income from continuing operations	227,817	156,501	118,779
Discontinued operations:
Income from discontinued operations	7,440	12,538	11,124
Gain on sale of real estate used by discontinued operations	95,711	—	—
Net Income	330,968	169,039	129,903
Preferred distributions	26,769	7,656	7,656
Net income available for common shareholders	$304,199	$161,383	$122,247

Weighted average common shares outstanding	93,109	73,279	69,866

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$2.16	$2.03	$1.59
Income from discontinued operations available for common shareholders	$1.11	$0.17	$0.16
Net income available for common shareholders	$3.27	$2.20	$1.75

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series B		Series C		Cumulative			Cumulative	Additional
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid-in Capital	Cumulative Net Income	Total
Balance at December 31, 2004	3,450,000	$83,306	—	—	$(51,680)	67,203,228	$672	$(1,287,530)	$1,859,936	$1,081,169	$1,685,873

Issuance of shares, net	—	—	—	—	—	4,700,000	47	—	199,186	—	199,233
Common share grants	—	—	—	—	—	17,350	—	—	761	—	761
Redemption of preferred shares	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	129,903	129,903
Distributions	—	—	—	—	(7,656)	—	—	(152,659)	—	—	(160,315)
Balance at December 31, 2005	3,450,000	83,306	—	—	(59,336)	71,920,578	719	(1,440,189)	2,059,883	1,211,072	1,855,455

Issuance of shares, net	—	—	—	—	—	14,300,000	143	—	641,509	—	641,652
Common share grants	—	—	—	—	—	63,673	1	—	2,295	—	2,296
Net income	—	—	—	—	—	—	—	—	—	169,039	169,039
Distributions	—	—	—	—	(7,656)	—	—	(213,246)	—	—	(220,902)
Balance at December 31, 2006	3,450,000	83,306	—	—	(66,992)	86,284,251	863	(1,653,435)	2,703,687	1,380,111	2,447,540

Issuance of shares, net	—	—	12,700,000	306,833	—	7,550,000	75	—	343,376	—	650,284
Common share grants	—	—	—	—	—	58,468	1	—	1,818	—	1,819
Net income	—	—	—	—	—	—	—	—	—	330,968	330,968
Distributions	—	—	—	—	(26,769)	—	—	(280,158)	—	—	(306,927)
Distribution of TA	—	—	—	—	—	—	—	(337,250)	—	—	(337,250)
Balance at December 31, 2007	3,450,000	$83,306	12,700,000	$306,833	$(93,761)	93,892,719	$939	$(2,270,843)	$3,048,881	$1,711,079	$2,786,434

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$330,968	$169,039	$129,903
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	218,319	144,404	131,792
Amortization of deferred financing costs as interest	3,659	2,584	2,894
Straight line rent adjustments	(15,851)	(113)	—
Other non-cash (income) expense, net	(4,363)	(2,969)	(2,952)
FF&E reserve income and deposits	(57,912)	(46,095)	(32,338)
Gain on sale of real estate used by discontinued operations	(95,711)	—	—
Loss on asset impairment	1,332	—	7,300
Changes in assets and liabilities:
Increase in other assets	(14,089)	(2,488)	(1,091)
Increase in accounts payable and other	19,147	5,462	6,492
Increase in due to affiliate	2,730	1,729	306
Cash provided by operating activities	388,229	271,553	242,306
Cash Flows From Investing Activities:
Real estate acquisitions	(2,629,215)	(320,776)	(443,104)
FF&E reserve fundings	(64,241)	(72,556)	(45,390)
Real estate acquisition deposit	—	—	(10,000)
Sale of real estate used by discontinued operations	205,350	—	—
Increase (decrease) in security deposits	(15,960)	2	10,000
Proceeds from sale of real estate	—	—	3,227
Cash used in investing activities	(2,504,066)	(393,330)	(485,267)
Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	343,451	641,652	199,233
Proceeds from issuance of preferred shares, net	306,833	—	—
Issuance of senior notes, net of discount	645,843	273,974	299,442
Issuance of convertible senior notes, net of discount	575,000	—	—
Draws on revolving credit facility	1,022,000	511,000	319,000
Repayments of revolving credit facility	(864,000)	(546,000)	(356,000)
Draws on interim credit facility	1,400,000	—	—
Repayments of interim credit facility	(1,400,000)	—	—
Deferred finance costs incurred	(17,892)	(3,259)	(7,339)
Distributions to preferred shareholders	(23,929)	(7,656)	(7,656)
Distributions to common shareholders	(280,158)	(213,246)	(201,045)
Distribution of TA to common shareholders	(121,166)	—	—
Cash provided by financing activities	1,585,982	656,465	245,635
Increase (decrease) in cash and cash equivalents	(529,855)	534,688	2,674
Cash and cash equivalents at beginning of year	553,256	18,568	15,894
Cash and cash equivalents at end of year	$23,401	$553,256	$18,568
Supplemental Information:
Cash paid for interest	$119,200	$78,157	$56,597
Non-cash investing activities:
Property managers deposits in FF&E reserve	58,668	44,946	31,056
Purchases of fixed assets with FF&E reserve	(122,138)	(116,129)	(76,860)
Non-cash financing activities:
Issuance of common shares	1,819	2,296	761
Distribution of net assets of TravelCenters of America LLC	(216,084)	—	—

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

(dollars in thousands, except per share data)

1. Organization

Hospitality Properties Trust, or HPT, we or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2007, HPT, directly and through subsidiaries, owned 292 hotels and 185 travel centers.

At December 31, 2007, our properties were leased to and or operated by subsidiaries of the following companies: Host Hotels & Resorts, Inc., or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group, plc, or InterContinental; Barcelo Crestline Corporation, or Barcelo Crestline; Global Hyatt Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and TravelCenters of America, LLC, or TA. Hereinafter these hotel and travel center operators are sometimes referred to as managers and/or tenants.

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

Real Estate Properties. We record real estate properties at cost. We allocate the cost of real estate acquired among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. We depreciate real estate properties  on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease.

Intangible Assets and Liabilities. Intangible assets consist of acquired trademarks and tradenames and below market ground leases. Intangible liabilities consist of acquired above market ground leases. We do not amortize our indefinite life trademarks and tradenames, but we evaluate them for impairment. We amortize above and below market ground leases on a straight line basis over the term of the lease (19 and 11 years on a weighted average basis for intangible assets and liabilities, respectively). We include intangible assets in other assets and intangible liabilities in accounts payable and other liabilities in the accompanying consolidated balance sheet. At December 31, 2007, our intangible assets and liabilities were as follows:

Assets:
Tradenames and trademarks	$142,600
Below market ground leases, net of accumulated amortization of $3,208	45,868
$188,468
Liabilities:
Above market ground leases, net of accumulated amortization of $2,492	$8,158

We had no intangible assets or liabilities at December 31, 2006. For the year ended December 31, 2007, amortization relating to intangible assets and liabilities were $3,284 and $1,206, respectively.

As of December 31, 2007, amortization expense relating to intangible assets and liabilities is projected as follows:

	Intangible Assets	Intangible Liabilities

2008	$2,744	$(865)
2009	2,744	(734)
2010	2,744	(726)
2011	2,744	(695)
2012	2,744	(653)
Thereafter	32,148	(4,486)
	$45,868	$(8,158)

Impairment of Long Lived Assets. We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the asset to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of its long lived assets. If we change estimated lives, we allocate the carrying values of affected assets over the revised remaining lives.

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

Restricted Cash. Restricted cash consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

Deferred Financing Costs. We capitalize costs incurred to borrow and we amortize that cost as interest expense over the term of the related borrowing. Deferred financing costs were $25,352 and $10,335 at December 31, 2007 and 2006, respectively, net of accumulated amortization of $8,210 and $5,335, respectively, and are included in other assets, net, in the accompanying consolidated balance sheet. Future amortization of deferred financing fees to be recognized by us during the current terms of our loans as of December 31, 2007, are approximately $3,089 million in 2008, $3,063 million in 2009, $2,810 million in 2010, $1,918 million 2011, $1,909 million in 2012 and $12,563 million thereafter.

Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statement of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $24,181, $20,029 and $13,568 in 2007, 2006 and 2005, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $15,851, $113, and $0 of adjustments necessary to record rent on the straight line basis in 2007, 2006 and 2005, respectively. Percentage rent due to us under our leases is generally determined annually and is recognized as income at year end when all contingencies are met and the rent is earned. We recognized percentage rental income of $6,055, $5,188 and $3,463 in 2007, 2006 and 2005, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for hotels leased to our TRSs and leased to third parties. We do not report the amounts which are escrowed as FF&E reserves for hotels leased to our TRSs as FF&E reserve income. We report deposits by our third party tenants into the escrow account as FF&E reserve income.

Per Common Share Amounts. We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents during the periods presented.

Reclassifications. We reclassified prior year’s financial statements to conform to the current year’s presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Segment Information. As of December 31, 2007, we have two reportable business segments: hotel and travel center real estate investments. Prior to January 31, 2007, our only reportable segment was hotel real estate investments.

Income Taxes. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

New Accounting Pronouncement. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As required, we adopted FIN 48 effective January 1, 2007, and concluded that the effect was not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax returns filed for the 2003 through 2007 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements; however, we do not anticipate the effect, if any, will be material.

3. Shareholders’ Equity

We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the years ended December 31, 2007, 2006 and 2005, 23,290 common shares with an aggregate market value of $950, 25,950 common shares with an aggregate market value of $1,224 and 15,850 common shares with an aggregate market value of $698, respectively, were awarded to our officers and certain employees of our manager pursuant to these plans. In January 2007, we issued 1,500 common shares with a market value of $71 to our two new trustees at the time of their election as trustees. In addition, each of our trustees were awarded 750 common shares in 2007 with an aggregate market value of $166 and 750 common shares each in 2006 with an aggregate value of $153, as part of their annual fees. Our independent trustees were each awarded 750 common shares in 2005 with an aggregate market value of $64, as part of their annual fees. The shares awarded to our trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in three or five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and are included in general and administrative expenses. At December 31, 2007, 2,740,838 of our common shares remain reserved for issuance under the Award Plans.

Under the terms of our management agreement with Reit Management & Research LLC, or RMR, on March 26, 2007, we issued 29,928 common shares in payment of an incentive fee of $1,390 for services rendered by RMR during 2006.

In January 2007, we sold 1,800,000 of our common shares at a price of $47.51 per share in a public offering pursuant to an over allotment option granted to the underwriters of our December 2006 common share offering. Net proceeds from this sale of $81,775 (after underwriting and other offering expenses) were used to partially fund our acquisition of TravelCenters of America, Inc., or TravelCenters (see Note 8).

In February 2007, we sold 5,750,000 of our common shares at a price of $47.67 per share in a public offering. Net proceeds from these sales of $261,677 (after underwriting and other offering expenses) were used to reduce borrowings under our $1,400,000 interim loan borrowing, or the Acquisition Facility (see Note 8).

In February 2007, we sold 12,700,000 Series C cumulative redeemable preferred shares at a price of $25.00 per share in a public offering. Net proceeds from these sales of $306,833 (after underwriting and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 8). Each of our Series C preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share ($317,500 in aggregate). The Series C preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after February 15, 2012.

Each of our 3,450,000 Series B cumulative redeemable preferred shares has a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 ($86,250 in aggregate). Series B preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after December 10, 2007.

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2007, 2006 and 2005, were $3.06 per share, $2.95 per share and $2.90 per share, respectively. Further, as described in Note 8, in January 2007, we distributed all of the shares of our former subsidiary, TA, to our common shareholders. The characterization for income tax reporting purposes of the distributions to our common shareholders in 2007 is as follows:  45.05% ordinary income, 11.53% capital gain, 39.23% return of capital, and 4.19% un-recaptured section 1250 gain. In 2006 and 2005, the characterization was 82.6% and 96.9% ordinary income, respectively, and 17.4% and 3.1% return of capital, respectively.

4. Management Agreements and Leases

As of December 31, 2007, we owned 292 hotels and 185 travel centers which are grouped into twelve combinations. We do not operate any of our properties. 201 of our hotels are leased to our TRSs and managed by an independent hotel operating company and 91 are leased to third parties. Our ten hotel combinations are managed by or leased to separate subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Barcelo Crestline, Hyatt, and Carlson. Our hotel agreements have initial terms expiring between 2010 and 2031. Each of these agreements is for a combination of between 10 and 76 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 40 years. Each agreement generally requires the third party manager or tenant to: (i) make payments to us of minimum returns or minimum rents; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; (iii) make payments to us of percentage returns or rent of 5% to 10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or tenants have provided deposits or guarantees to secure their obligation to pay us. Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 145 travel centers expires in 2022. Our lease for 40 travel centers expires in 2024 and has two fifteen year renewal options. Both of the leases with TA require them to: (i) make minimum payments to us of minimum rents; and (ii) pay us 3% of non-fuel revenue and .3% of fuel revenues over threshold amounts to be established in 2011 and 2012 respectively and (iii) maintain the leased travel centers, including structural and non-structural components. TA has provided guarantees of the tenants obligations under the leases.

As of December 31, 2007, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining initial terms as follows:

2008	$564,604
2009	568,679
2010	572,693
2011	558,381
2012	563,438
Thereafter	6,169,859
$8,997,654

As of December 31, 2007, the average remaining initial terms of our leases and management agreements, weighted based on minimum returns or rents from third parties, was approximately 15.5 years, and the weighted average remaining total term, including renewal options which may be exercised, was 38 years.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our properties in excess of amounts available in escrowed FF&E reserves. To the extent that we make such additional fundings, our annual minimum returns or rent generally increase by a percentage of the amount we fund. One of our leases with TA provides for us to fund up to $25 million annually for the first five years of the lease for certain specified capital improvements to the leased travel centers. This funding is cumulative and may be drawn by TA from us in subsequent years until December 2015. We will own all capital improvements funded by us under this agreement. There will not be any adjustment in our minimum rent as we fund these amounts. At December 31, 2007, we expect to provide funding for capital improvements at our hotels and travel centers of approximately $129,000 in 2008.

We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. The balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, totaling approximately $44,281, is being amortized into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $32,473 at December 31, 2007, is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt.

5. Real Estate Properties

Our real estate properties, at cost, consisted of land of $1,377,520, buildings and improvements of $4,305,529 and furniture, fixtures and equipment of $513,182, as of December 31, 2007; and land of $582,562, buildings and improvements of $3,027,204 and furniture, fixtures and equipment of $409,015 as of December 31, 2006. In December 2007, our board of trustees authorized us to pursue the sale of three hotels. In connection with this decision, we recorded a $1,332 loss on asset impairment to reduce the carrying value of one hotel to its estimated net realizable value less costs to sell. The $15,767 carrying value of the hotels held for sale at December 31, 2007, is included in other assets in the accompanying consolidated balance sheet. In February 2008, we sold one hotel with a carrying value of $6,951 for net proceeds of approximately $7,644.

During 2007, 2006 and 2005, we invested $64,241, $72,555 and $45,390, respectively, in certain of our properties that are leased to or managed by others, which resulted in increases in our annual minimum returns and rents of $6,003, $6,981 and $2,384 in 2007, 2006 and 2005, respectively.

At December 31, 2007, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 27 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. 12 of the 14 ground leases require minimum annual rents ranging from approximately $102 to $556 per year; future rents under two ground leases have been pre-paid. 26 of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from two to 35 years with rents ranging from approximately $2 to $2,043 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

6. Indebtedness

At December 31, 2007 and 2006, our indebtedness was as follows:

	As of December 31,
	2007	2006
Senior Notes, due 2008 at 7%	$150,000	$150,000
Senior Notes, due 2010 at 9.125%	50,000	50,000
Senior Notes, due 2012 at 6.85%	125,000	125,000
Senior Notes, due 2013 at 6.75%	300,000	300,000
Senior Notes, due 2015 at 5.125%	300,000	300,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	—
Convertible Senior Notes, due 2027 at 3.8%	575,000	—
Senior Notes, due 2018 at 6.7%	350,000	—
Unamortized discounts	(7,244)	(3,870)
Total unsecured senior notes	2,417,756	1,196,130
Unsecured revolving credit facility	158,000	—
Mortgage Note, due 2011 at 8.3%	3,635	3,700
	$2,579,391	$1,199,830

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

We have a $750,000, interest only, unsecured revolving credit facility with a group of institutional lenders. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. Funds may be drawn, repaid and redrawn until maturity, and no principal payment is due until maturity. The interest rate on drawings under the credit facility is LIBOR plus a spread (5.41% per annum at December 31, 2007). As of December 31, 2007, we had $158,000 outstanding under our revolving credit facility and $592,000 available to be drawn for acquisitions and general business purposes. During 2007, 2006 and 2005, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 5.9%, 5.6% and 4.2%, respectively.

In March 2007, we sold $575,000 of 3.8% convertible senior notes due 2027. Net proceeds from these offerings of $562,525 (after placement and other offering expenses) were used to repay amounts outstanding under the Acquisition Facility (see Note 8) and for general business purposes. The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

On March 12, 2007, we sold $300,000 of 5.625% senior notes due 2017. Net proceeds from this offering of $296,468 (after placement and other offering expenses) were used to reduce borrowings under our Acquisition Facility (see Note 8).

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

As of December 31, 2007 and 2006, the estimated aggregate fair values of our indebtedness were as follows:

	As of December 31,
	2007	2006
Revolving credit facility at 5.41%	$158,000	$—
Senior Notes, due 2008 at 7%	153,738	154,860
Senior Notes, due 2010 at 9.125%	55,582	57,263
Mortgage Note, due 2011 at 8.3%	4,254	4,279
Senior Notes, due 2012 at 6.85%	131,053	134,953
Senior Notes, due 2013 at 6.75%	308,985	321,667
Senior Notes, due 2015 at 5.125%	278,414	292,082
Senior Notes, due 2016 at 6.3%	265,262	284,739
Senior Notes, due 2017 at 5.625%	277,600	—
Convertible Senior Notes, due 2027 at 3.8%	604,922	—
Senior Notes, due 2018 at 6.7%	347,505	—
	$2,585,315	$1,249,843

We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing interest rates.

7. Income Taxes

Our provision for income taxes consists of the following:

		For the years ended December 31,
		2007	2006	2005
Current-	Federal	$70	$—	$6
	State	1,410	225	—
	Foreign	761	105	—
		2,241	330	6
Deferred-	Federal	—	—	—
	State	—	—	—
	Foreign	(50)	42	51
		(50)	42	51
Income tax provision		$2,191	$372	$57

A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the year ended December 31,
	2007	2006	2005
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	4.2%	4.0%	3.9%
Alternative Minimum Tax	0.1%	0.0%	0.0%
Foreign taxes	0.2%	0.1%	0.0%
Change in valuation allowance	(0.5)%	(1.0)%	(0.2)%
Other differences, net	(3.4)%	(2.9)%	(3.7)%
Effective tax rate	0.6%	0.2%	0.0%

Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2007	2006
Deferred tax assets:
Tax credits	$643	$101
Tax loss carry forwards	8,659	9,948
Other	124	478
	9,426	10,527
Valuation allowance:	(9,426)	(10,527)
	—	—
Deferred tax liabilities:
Puerto Rico basis difference	(9,376)	(9,426)
	(9,376)	(9,426)

Net deferred tax assets (liabilities)	$(9,376)	$(9,426)

Deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

At December 31, 2007 and 2006, we had a deferred tax liability related to the hotel we purchased in Puerto Rico. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation’s tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated as the successor to the acquired corporation’s federal income tax attributes, including its adjusted tax bases. Because we made no such election for Puerto Rico tax purposes we recorded in purchase accounting a deferred tax liability for these basis differences at our Puerto Rico effective tax rate.

At December 31, 2007 and 2006, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $9,426 and $10,527, respectively, which consists primarily of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2007 and 2006. As of December 31, 2007 our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $22,396 which begin to expire in 2023 if unused.

8. Acquisitions

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

•                  We entered into a lease of the 146 travel centers we acquired (one travel center was subsequently disposed of) and certain related assets to TA; and

•                  TA commenced operating the travel center business formerly conducted by TravelCenters.

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

The cost of the TravelCenters acquisition was as follows:

Cash consideration	$1,222,336
Indebtedness extinguished at closing	681,148
Fees and other expenses	9,821
$1,913,305

We allocated the cost to the fair value of assets and liabilities acquired as follows:

Net assets and liabilities retained by TA in the restructuring	$216,084
Assets and liabilities transferred to HPT in the restructuring:
Real estate	1,532,895
Trademarks and tradenames	142,600
Other, net	21,726
$1,913,305

On January 22, 2007, we entered into a new $2,000,000 interim loan agreement, or the Acquisition Facility, with a group of institutional lenders that became effective concurrently with our acquisition of TravelCenters. We funded the acquisition of TravelCenters and the capitalization of TA with a $1,400,000 borrowing under the Acquisition Facility and our then existing cash balances. We subsequently repaid all borrowings under the Acquisition Facility during the first quarter of 2007 with net proceeds from the financing transactions described in Notes 3 and 6. The annual interest rate of the Acquisition Facility was 6.02% during the period it was outstanding.

On May 30, 2007, we acquired Petro Stopping Centers Holdings, L.P., or Petro, for approximately $630,000 plus certain costs. Petro owns 40 travel centers located in 25 states. In connection with our acquisition of Petro, we acquired certain Petro properties which secure debt that was previously issued by Petro Stopping Centers, L.P., or Petro Centers, a former subsidiary of Petro acquired by TA on May 30, 2007. Upon closing of our acquisition of Petro, the Petro debt assumed by TA was covenant defeased and funds were escrowed by TA at closing and used to redeem the Petro Centers debt on February 15, 2008. We agreed to pay certain costs associated with our acquisition of Petro, including those related to the defeasance and prepayment of the Petro Centers debt and customary closing costs, that totaled approximately $25,000. Simultaneous with our acquisition of Petro, we leased the acquired travel centers to TA.

The allocation of the Petro purchase price to the fair value of assets acquired was as follows:

Real estate	$638,300
Leasehold interests	16,700
$655,000

The following table presents our pro forma results of operations as if the TA Transaction and the Petro acquisition and the related financing transactions were completed on January 1, 2006. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period.

	(unaudited)
	Twelve months ended December 31,
	2007	2006
Total revenues	$1,325,286	$1,255,867
Income from continuing operations	236,182	220,013
Income from continuing operations available for common shareholders	206,303	190,132
Basic and diluted per common share data:
Income from continuing operations available for common shareholders	$2.20	$2.06

Income from continuing operations and income from continuing operations available for common shareholders for the twelve months ended December 31, 2007, excludes $2,711, or $0.03 per common share, of costs related to the spin off of TA.

9. Discontinued Operations

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

	Twelve Months Ended December 31,
	2007	2006	2005
Minimum rent	$9,218	$15,960	$15,960
Percentage rent	267	509	439
Total revenue	9,485	16,469	16,399
Depreciation and amortization	(1,636)	(3,206)	(4,550)
General and administrative	(409)	(725)	(725)
Income from discontinued operations	$7,440	$12,538	$11,124

10. Transactions with Affiliates

RMR originates and presents investment opportunities to our board and provides management and administrative services to us. Our contract with RMR for such services continues from year to year and is subject to annual approval by a board committee comprised of our independent trustees. RMR is compensated at an annual rate equal to 0.7% of our average real estate investments, as defined, up to the first $250,000 of such investments and 0.5% thereafter, plus an incentive fee based upon increases in cash available for distribution per share, as defined. On January 6, 2006, we entered into a management agreement with RMR to operate an office building which we acquired in connection with an adjacent hotel. Fees paid to RMR under this management agreement are based on a formula, generally 3% of gross collected rents as a property management fee and 5% of gross construction costs as a construction management fee. Aggregate fees earned by RMR from us, excluding incentive fees, for the years ended 2007, 2006 and 2005 were $29,937, $19,891 and $17,730, respectively. Incentive fees are paid in restricted common shares based on a formula. Incentive fees earned by RMR from us for 2007, 2006 and 2005 were $1,862, $1,487 and $1,397, respectively. We expect to issue 53,541 restricted common shares in satisfaction of the 2007 incentive fees in 2008. RMR also provides the internal audit function for us and for other publicly traded companies to which it provides management or other services. Our pro rata share of RMR’s costs in providing that function for the years ended 2007, 2006 and 2005 was $169, $173 and $112, respectively. As of December 31, 2007, RMR and its affiliates owned 344,856 of our common shares. RMR is beneficially owned by Barry M. Portnoy and his son, Adam D. Portnoy, our managing trustees.

In order to effect the TA Transaction, we entered into a transaction agreement effective as of January 29, 2007, with TA and RMR. That agreement provided for certain of the steps in the restructuring of the TravelCenters business and the spin off. In addition, under this agreement TA entered into a management and shared services agreement with RMR, TA granted to us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest it owns or acquires in a travel center before it is purchased, sold, leased, mortgaged or otherwise financed with another party, and TA agreed to indemnify us for liabilities relating to its business and operations for periods before and after the spin off and for liabilities relating to the ownership and operation of the leased travel centers which arise during the term of our lease with TA.

11. Concentration

At December 31, 2007, our 477 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 12% of our properties, by investment, were located in each of California, Texas and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each combination is shown below, as of December 31, 2007.

Manager / Tenant is a	Number of	Minimum Return /	% of
Subsidiary of:	Properties	Minimum Rent	Total
TA	145	$155,713	28%
TA	40	62,225	11%
Host*	53	58,379	10%
InterContinental	76	50,000	9%
Marriott	35	49,034	9%
InterContinental	14	42,873	8%
InterContinental	31	37,882	7%
Barcelo Crestline**	19	28,508	5%
Hyatt	24	23,050	4%
InterContinental	10	20,306	4%
Host*	18	19,287	3%
Carlson	12	11,890	2%
Total	477	$559,147	100%

*These hotels are subleased to Barceló Crestline and managed by Marriott.

**These hotels are managed by Marriott.

Minimum return and minimum rent payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Hyatt with respect to the 24 hotels managed by Hyatt is limited to $50,000 ($36,678 remaining at December 31, 2007). The guarantee provided by Carlson with respect to the 12 hotels managed by Carlson is limited to $40,000 ($40,000 remaining at December 31, 2007). The combined guarantee provided by InterContinental for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($115,922 remaining at December 31, 2007) and will expire if and when the hotels achieve stipulated operating results. The guarantees provided by TA are not limited and do not expire.

Each of our hotels is included in a combined management agreement or lease as described above. Operations at some of our managed hotels generated net financial results that were $9,780, $3,542 and $2,491 less than the guaranteed minimum returns due us in 2007, 2006 and 2005, respectively. These amounts have been paid by the hotel managers or their guarantors and are reflected as a reduction of hotel operating expenses in our consolidated statement of income.

12. Selected Quarterly Financial Data (Unaudited)

	2007

	First Quarter (3)	Second Quarter (3)	Third Quarter(3)	Fourth Quarter
Revenues	$290,668	$333,741	$334,310	$326,760
Income from continuing operations	40,314	51,227	52,822	83,454
Income from discontinued operations	3,058	3,055	97,038	—
Net income available for common shareholders	39,013	46,812	142,390	75,984
Income from continuing operations available for common shareholders per share (1)	.40	.47	.48	.81
Income from discontinued operations available for common shareholders per share (1)	.03	.03	1.03	—
Net income available for common shareholders per share (1)	.43	.50	1.52	.81
Distributions per common share (2)	.76	.76	.77	.77

	2006 (3)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$235,726	$268,208	$265,125	$253,887
Income from continuing operations	32,367	32,321	33,510	58,303
Income from discontinued operations	2,866	3,056	3,053	3,563
Net income available for common shareholders	33,319	33,463	34,649	59,952
Income from continuing operations available for common shareholders per share (1)	.42	.42	.43	.75
Income from discontinued operations available for common shareholders per share (1)	.04	.04	.04	.05
Net income available for common shareholders per share (1)	.46	.47	.47	.79
Distributions per common share (2)	.73	.74	.74	.74

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

(3)   Amounts previously reported have been adjusted to reflect the sale of a discontinued operation in July 2007 (see Note 9).

13. Segment Information

We have two reportable business segments: hotel investments and travel center investments. Prior to our acquisition of TravelCenters in January 2007, our only reportable segment was hotels.

	Year Ended December 31, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$941,455	$—	$—	$941,455
Minimum rent	117,193	193,571	—	310,764
Percentage rent	6,055	—	—	6,055
FF&E reserve income	22,286	—	—	22,286
Interest income	—	—	4,919	4,919
Total revenues	1,086,989	193,571	4,919	1,285,479
Hotel operating expenses	657,000	—	—	657,000
Operating income	429,989	193,571	4,919	628,479

Interest expense	—	—	140,517	140,517
Depreciation and amortization expense	147,401	69,287	—	216,688
General and administrative expense	—	—	37,223	37,223
TA spin off costs	—	—	2,711	2,711
Loss on asset impairment	1,332	—	—	1,332
Total expenses	148,733	69,287	180,451	398,471

Income before income taxes	281,256	124,284	(175,532)	230,008
Income tax expense	—	—	(2,191)	(2,191)

Income (loss) from continuing operations	$281,256	$124,284	$(177,723)	$227,817

Total assets	$3,247,770	$2,378,651	$52,886	$5,679,307

Hospitality Properties Trust

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

(dollars in millions)

					Costs
					Capitalized
			Initial		Subsequent to	Gross Amount at which
			Cost to Company		Acquisition	Carried at Close of Period
				Buildings &			Buildings &
	Encumbrances		Land	Improvements	Improvements	Land	Improvements	Total(1)
145 TravelCenters of America	$—		$586	$885	$51	$596	$926	$1,522
40 Petro Stopping Centers	—	(2)	229	401	—	229	401	630
71 Courtyards	—		127	643	40	126	684	810
76 Candlewood Hotels	4		86	457	2	86	459	545
37 Residence Inn	—		69	334	13	69	347	416
35 Staybridge Suites	—		91	353	4	91	357	448
22 AmeriSuites/Hyatt Place	—		24	185	23	24	208	232
5 InterContinental	—		32	196	76	32	272	304
12 Crowne Plaza	—		67	251	8	67	259	326
3 Marriott Full Service	—		14	90	4	14	94	108
12 TownePlace Suites	—		17	78	1	17	79	96
5 Radisson	—		7	81	4	7	85	92
5 Country Inns & Suites	—		6	58	5	6	63	69
3 Holiday Inn	—		10	24	14	10	38	48
1 Park Plaza	—		1	16	—	1	16	17
2 SpringHill Suites	—		3	15	—	3	15	18

Held for sale
2 AmeriSuites	—		1	10	1	1	11	12
1 Park Plaza	—		1	5	4	1	9	10
Total (477 properties)	$4		$1,371	$4,082	$250	$1,380	$4,323	$5,703

(1)         Excludes $515 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

(2)         Upon closing of our acquisition of Petro Holdings, the Petro debt was covenant defeased and funds were escrowed to redeem the Petro debt on February 15, 2008.

Hospitality Properties Trust

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
(dollars in millions)

				Life on which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statement is
	Depreciation(1)	Construction	Acquired	Computed

145 Travel Centers of America	$(49)	1962 through 2005	2007	10 - 40 Years
40 Petro Stopping Centers	(13)	1975 through 2005	2007	10 - 40 Years
71 Courtyards	(176)	1987 through 2000	1995 through 2003	10 - 40 Years
76 Candlewood Hotels	(86)	1996 through 2000	1997 through 2003	10 - 40 Years
37 Residence Inn	(89)	1989 through 2002	1998 through 2005	10 - 40 Years
35 Staybridge Suites	(67)	1989 through 2002	1996 through 2006	10 - 40 Years
22 AmeriSuites/Hyatt Place	(44)	1992 through 2000	1997 through 2002	10 - 40 Years
5 InterContinental	(21)	1924 through 1989	2006	10 - 40 Years
12 Crowne Plaza	(15)	1971 through 1987	2006	10 - 40 Years
3 Marriott Full Service	(22)	1972 through 1995	1998 through 2001	10 - 40 Years
12 TownePlace Suites	(17)	1997 through 2000	1998 through 2001	10 - 40 Years
5 Radisson	(23)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inns & Suites	(16)	1987 through 1997	1996 and 2005	10 - 40 Years
3 Holiday Inn	(3)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza	(5)	1987 through 1990	1996	10 - 40 Years
2 SpringHill Suites	(3)	1997 through 2000	2000 through 2001	10 - 40 Years
Held for sale
2 Amerisuites	(3)	1992 through 2000	1997 through 2000	10 - 40 Years
1 Park Plaza	(2)	1988	1996	10 - 40 Years

Total (477 properties)	$(654)

(1) Excludes accumulated depreciation of $200 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2007
(dollars in thousands)

(A) The change in total cost of properties for the period from January 1, 2005 to December 31, 2007, is as follows:

	2007	2006	2005

Balance at beginning of year	$3,627,587	$3,255,353	$2,817,608

Additions: acquisitions and capital expenditures	2,210,407	372,329	451,126
Dispositions	(135,438)	(95)	(13,381)

Balance at close of year	$5,702,556	$3,627,587	$3,255,353

(B) The change in accumulated depreciation for the period from January 1, 2005 to December 31, 2007, is as follows:

	2007	2006	2005
Balance at beginning of year	$531,792	$448,392	$379,594

Additions: depreciation expense	148,799	83,495	72,339
Dispositions	(26,367)	(95)	(3,541)

Balance at close of year	$654,224	$531,792	$448,392

(C) The net tax basis for federal income tax purposes of our real estate properties was $4,365,157 on December 31, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust

		By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated:	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	February 28, 2008
John G. Murray	Chief Operating Officer

/s/ Mark L. Kleifges	Treasurer and Chief	February 28, 2008
Mark L. Kleifges	Financial Officer
(principal financial officer
and principal accounting officer)

/s/ Frank J. Bailey	Trustee	February 28, 2008
Frank J. Bailey

/s/ John L. Harrington	Trustee	February 28, 2008
John L. Harrington

/s/ William A. Lamkin	Trustee	February 28, 2008
William A. Lamkin

/s/ Adam D. Portnoy	Trustee	February 28, 2008
Adam D. Portnoy

/s/ Barry M. Portnoy	Trustee	February 28, 2008
Barry M. Portnoy