Form 10-K/A
period 2007-12-31
HOSPITALITY PROPERTIES TRUST
filed 2008-04-03
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.9 billion based on the $41.49 closing price per common share on the New York Stock Exchange on June 30, 2007. For purposes of this calculation, an aggregate of 334,756 common shares held directly or by affiliates of the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 26, 2008: 93,892,719.

                In this Amendment No. 1 to Annual Report on Form 10-K, and unless the context otherwise requires, the terms “HPT,” ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Hospitality Properties Trust and its consolidated subsidiaries; and the term “TA” refers to TravelCenters of America LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

                None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Annual Report, which was originally filed with the Securities and Exchange Commission on February 28, 2008.

Item 15 of the Annual Report is amended to add summary audited financial information regarding TA for its fiscal years ended December 31, 2005, 2006 and 2007, as reported by that company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.  We have also added supplementary rent coverage ratios for our lease agreements with TA.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

This amendment is limited in scope to the summary audited financial information described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

2

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  Index to Financial Statements and Financial Statement Schedules

Page
1.	The following consolidated financial statements and financial statement schedule of Hospitality Properties Trust are included on the pages indicated:

	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheet as of December 31, 2007 and 2006	F-4

	Consolidated Statement of Income for each of the three years in the period ended December 31, 2007	F-5

	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2007	F-6

	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2007	F-7

	Notes to Consolidated Financial Statements	F-9

	Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007	S-1

2.	Summary Audited Financial Information for TravelCenters of America LLC for each of the three years in the period ended December 31, 2007	F-1/A

	Rent coverage ratios for TravelCenters of America LLC Leases	F-2/A

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)           Exhibits

The following exhibits are filed or furnished with this Form 10-K/A:

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

3

Summary Audited Financial Information of TravelCenters of America LLC

                The following table presents summary audited financial information for TA for its fiscal year ended December 31, 2007, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for additional information with respect to our lease with TA.  Summary audited financial information is also included for TravelCenters of America, Inc., or TravelCenters, the predecessor of TA, for its fiscal years ended December 31, 2006 and 2005, and  the one month ended January 31, 2007, as reported in TA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Summary Audited Financial Information of TravelCenters of America LLC and

TravelCenters of America, Inc.

(in thousands)

	TA	TravelCenters
	Eleven months ended	One month ended	Year ended December 31,
	December 31, 2007	January 31, 2007	2006	2005

Total revenues	$5,813,475	$352,682	$4,783,514	$4,075,296
Total cost of goods sold	5,056,201	298,172	4,123,444	3,450,780
Net (loss) income	(101,308)	(22,048)	31,033	(2,095)
Current assets	746,014	—	266,954	230,401
Noncurrent assets	517,307	—	728,638	709,303
Current liabilities	567,783	—	199,495	193,762
Noncurrent liabilities	256,098	—	706,820	698,635
Total shareholders’ equity	439,440	—	75,874	45,372

                References in this report to the Annual Report on Form 10-K for TA are included as textual references only, and the information in such Annual Report is not incorporated by reference into this report.

F-1/A

Rent Coverage Ratios for TravelCenters of America LLC Leases

The following table presents the rent coverage ratios, as defined below, for our two lease agreements with TA.  Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for additional information with respect to our TA lease agreements.

Rent Coverage Ratios (1) for the year ended December 31, 2007

TA (no. 1)	1.31x
TA (no. 2)	1.07x

(1)   We define coverage as combined total property sales minus all property level expenses which are not subordinated to minimum payments to us (which data is provided to us by our tenants), divided by the minimum return or minimum rent payments due to us.  Amounts have been calculated using data for periods prior to our ownership of certain properties and prior to commencement of our lease agreements.

References in this report to the Annual Report on Form 10-K for TA are included as textual references only, and the information in such Annual Report is not incorporated by reference into this report.

F-2/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust

By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: April 3, 2008