Form 10-Q
period 2008-03-31
HOSPITALITY PROPERTIES TRUST
filed 2008-05-07
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 6, 2008: 93,946,260

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2008

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I            Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007

ASSETS

Real estate properties, at cost:
Land	$1,392,359	$1,377,520
Buildings, improvements and equipment	4,872,496	4,818,711
	6,264,855	6,196,231
Accumulated depreciation	(899,067)	(849,470)
	5,365,788	5,346,761
Cash and cash equivalents	29,487	23,401
Restricted cash (FF&E reserve escrow)	45,469	28,134
Other assets, net	270,973	281,011
	$5,711,717	$5,679,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$396,000	$158,000
Senior notes, net of discounts	1,693,003	1,842,756
Convertible senior notes	575,000	575,000
Mortgage payable	3,616	3,635
Security deposits	169,406	169,406
Accounts payable and other liabilities	101,285	134,705
Due to affiliate	6,233	4,617
Dividends payable	4,754	4,754
Total liabilities	2,949,297	2,892,873

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized 93,892,719 issued and outstanding	939	939
Additional paid-in capital	3,048,881	3,048,881
Cumulative net income	1,766,833	1,711,079
Cumulative preferred distributions	(101,231)	(93,761)
Cumulative common distributions	(2,343,141)	(2,270,843)
Total shareholders’ equity	2,762,420	2,786,434
	$5,711,717	$5,679,307

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Hotel operating revenues	$222,440	$224,471
Rental income	89,956	57,610
FF&E reserve income	6,183	5,439
Interest income	600	3,148
Total revenues	319,179	290,668

Expenses:
Hotel operating expenses	156,376	160,398
Interest (including amortization of deferred financing costs of $1,040 and $739, respectively)	37,569	30,655
Depreciation and amortization	58,251	48,318
General and administrative	11,444	7,793
TA spin off costs	—	2,711
Total expenses	263,640	249,875

Income before gain on sale of real estate and income taxes	55,539	40,793
Gain on sale of real estate	645	—
Income before income taxes	56,184	40,793
Income tax expense	(428)	(479)

Income from continuing operations	55,756	40,314
Income from discontinued operations	—	3,058

Net income	55,756	43,372
Preferred distributions	(7,470)	(4,359)
Net income available for common shareholders	$48,286	$39,013

Weighted average common shares outstanding	93,893	90,760

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.51	$0.40
Income from discontinued operations available for common shareholders	$0.00	$0.03
Net income available for common shareholders	$0.51	$0.43

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$55,756	$43,372
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,251	49,071
Amortization of deferred financing costs as interest	1,040	739
Straight line rent adjustments	(3,794)	(2,890)
Other non-cash income	(781)	(743)
FF&E reserve income and deposits	(16,230)	(13,826)
Gain on sale of real estate	(645)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,998)	4,027
Decrease in accounts payable and other	(35,864)	(3,821)
Increase in due to affiliate	1,616	815
Cash provided by operating activities	56,351	76,744

Cash flows from investing activities:
Real estate acquisitions	(45,877)	(1,913,521)
FF&E reserve fundings	(20,235)	(27,302)
Net proceeds from sale of real estate	7,644	—
Cash used in investing activities	(58,468)	(1,940,823)

Cash flows from financing activities:
Issuance of common shares, net	—	343,477
Issuance of preferred shares, net	—	307,307
Issuance of senior notes, net of discount	—	298,866
Issuance of convertible senior notes	—	575,000
Repayment of senior notes	(150,000)	—
Draws on revolving credit facility	303,000	80,000
Repayments of revolving credit facility	(65,000)	(64,000)
Draws on interim credit facility	—	1,400,000
Repayments of interim credit facility	—	(1,400,000)
Deferred financing costs incurred	(27)	(13,812)
Distributions to preferred shareholders	(7,472)	(1,914)
Distributions to common shareholders	(72,298)	(65,184)
Distribution of TA to common shareholders	—	(121,166)
Cash provided by financing activities	8,203	1,338,574
Increase (decrease) in cash and cash equivalents	6,086	(525,505)
Cash and cash equivalents at beginning of period	23,401	553,256
Cash and cash equivalents at end of period	$29,487	$27,751

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2008	2007

Supplemental cash flow information:
Cash paid for interest	$58,696	$37,895
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$19,496	$11,559
Property managers’ purchases with FF&E reserve	(22,396)	(33,780)
Non-cash financing activities:
Issuance of common shares	$—	$1,461
Distribution of TA to common shareholders	—	(216,084)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances between Hospitality Properties Trust and its subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room, food and beverage sales, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized at year end when all contingencies are met and the income is earned. Deferred additional returns were $3,460 and $5,499 for the three months ended March 31, 2008 and 2007, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $3,794 and $2,890 of adjustments necessary to record rent on the straight line basis for the three months ended March 31, 2008 and 2007, respectively.  Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent from continuing operations was $1,552 and $1,485 for the three months ended March 31, 2008 and 2007, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs, and leased to third parties. We report deposits by our third party tenants into the escrow account as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2008 or 2007.

Note 4.  Shareholders’ Equity

On January 15, 2008, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2008. On March 3, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 31, 2008, with respect to the period ending April 14, 2008. This amount was paid on April 15, 2008.

On February 15, 2008, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2008. On April 1, 2008, we declared a distribution of $0.4375 per Series C preferred shareholders of record on May 1, 2008, with respect to the period ending May 14, 2008. We expect to pay this amount on or about May 15, 2008.

On February 15, 2008, we paid a $0.77 per share distribution to our common shareholders for the quarter ended December 31, 2007.  On April 1, 2008, we declared a $0.77 per share distribution to our common shareholders of record on April 15, 2008, for the quarter ended March 31, 2008.  We expect to pay this amount on or about May 15, 2008.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Under the terms of our management agreement with Reit Management & Research LLC, or RMR, on April 11, 2008, we issued 53,541 common shares in payment of an incentive fee of $1,713 for services rendered by RMR during 2007.

Note 5.  Indebtedness

On March 3, 2008, we redeemed at par plus accrued interest $150 million of our 7.0% senior notes.

We have a $750,000, interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (3.26% per annum at March 31, 2008). As of March 31, 2008, we had $396,000 outstanding on our revolving credit facility and $354,000 available to be drawn general business purposes, including acquisitions.

Note 6.  Real Estate Properties

During the three months ended March 31, 2008, we funded $20,235 of improvements to certain of our properties, which resulted in a $1,878 increase in our annual minimum returns and rents.

Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott International, Inc., or Marriott.  This hotel was previously part of a 35 hotel portfolio leased to one of our TRSs and managed by Marriott.  The rent payable to us under the lease is $5,522 per annum subject to annual adjustment based upon changes in the Consumer Price Index. The lease agreement expires December 31, 2019, and Marriott has four renewal options of 15 years each.  Marriott guarantees the rent payable to us under the lease.  Pursuant to the lease agreement, we agreed to fund certain planned improvements to the hotel.  The annual minimum rent payable to us under the lease will increase as improvements are funded.

On March 17, 2008, we acquired the land and improvements at our Petro travel center located in Sparks, Nevada from a third party for $42,500.  We simultaneously leased them to TravelCenters of America LLC, or TA, and rent under our lease with TA for 40 travel centers was increased by $3,952 per annum.  We funded the acquisition with cash on hand and borrowings under our revolving credit facility.

Note 7. Income Taxes

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

During the three months ended March 31, 2008, we recognized current tax expense of $428, which includes $93 of foreign taxes and $372 of federal alternative minimum tax and certain state taxes that are payable without regard to our TRS tax loss carry forwards. In addition, we recognized a deferred tax benefit of $37 related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information.

We have two reportable business segments: hotels and travel centers.

	For the three months ended March 31, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$222,440	$—	$—	$222,440
Rental income	30,890	59,066	—	89,956
FF&E reserve income	6,183	—	—	6,183
Interest income	—	—	600	600
Total revenues	259,513	59,066	600	319,179
Hotel operating expenses	(156,376)	—	—	(156,376)
Operating income	103,137	59,066	600	162,803

Interest expense	—	—	37,569	37,569
Depreciation and amortization expense	38,428	19,823	—	58,251
General and administrative expense	—	—	11,444	11,444
Total expenses	38,428	19,823	49,013	107,264

Income before gain on sale of real estate and income taxes	64,709	39,243	(48,413)	55,539
Gain on sale of real estate	645	—	—	645
Income before income taxes	65,354	39,243	(48,413)	56,184
Income tax expense	—	—	(428)	(428)

Income (loss) from continuing operations	$65,354	$39,243	$(48,841)	$55,756

	For the three months ended March 31, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$224,471	$—	$—	$224,471
Rental income	29,161	28,449	—	57,610
FF&E reserve income	5,439	—	—	5,439
Interest income	—	—	3,148	3,148
Total revenues	259,071	28,449	3,148	290,668
Hotel operating expenses	(160,398)	—	—	(160,398)
Operating income	98,673	28,449	3,148	130,270

Interest expense	—	—	30,655	30,655
Depreciation and amortization expense	35,746	12,572	—	48,318
General and administrative expense	—	—	7,793	7,793
TA spin off costs	—	2,711	—	2,711
Total expenses	35,746	15,283	38,448	89,477

Income before income taxes	62,927	13,166	(35,300)	40,793
Income tax expense	—	—	(479)	(479)

Income (loss) from continuing operations	$62,927	$13,166	$(35,779)	$40,314

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  New Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on our financial position, operations or cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

The following information should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

2008 Developments

Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott International, Inc., or Marriott.  This hotel was previously part of a 35 hotel portfolio leased to one of our Taxable REIT subsidiaries, or TRS, and managed by Marriott.  The rent payable to us under the lease is $5,522 per annum subject to annual adjustment based upon changes in the Consumer Price Index. The lease agreement expires December 31, 2019, and Marriott has four renewal options of 15 years each.  Marriott guarantees the rent payable to us under the lease.  Pursuant to the lease agreement, we agreed to fund certain planned improvements to the hotel.  The annual minimum rent payable to us under the lease will increase as improvements are funded.

On March 17, 2008, we acquired the land and improvements at our Petro travel center located in Sparks, Nevada from a third party for $42,500.  We simultaneously leased them to TravelCenters of America LLC, or TA, and rent under our lease with TA for 40 Petro travel centers was increased by $3,952 per annum.  We funded the acquisition with cash on hand and borrowings under our revolving credit facility.

Management Agreements and Leases

At March 31, 2008, our 291 hotels were included in eleven operating agreements of which 199 are leased to our wholly owned TRSs and managed by independent hotel operating companies and 92 are leased to third parties. We lease our 185 travel centers under two agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 18 and 19.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2008 versus 2007

	For the three months ended March 31,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$222,440	$224,471	$(2,031)	(0.9)%
Rental Income:
Minimum rents - hotels	30,890	29,161	1,729	5.9%
Minimum rents - travel centers	59,066	28,449	30,617	107.6%
Total rental income	89,956	57,610	32,346	56.1%
FF&E reserve income	6,183	5,439	744	13.7%
Interest income	600	3,148	(2,548)	(80.9)%

Expenses:
Hotel operating expenses	156,376	160,398	(4,022)	(2.5)%
Interest expense	37,569	30,655	6,914	22.6%
Depreciation and amortization - hotels	38,428	35,746	2,682	7.5%
Depreciation and amortization - travel centers	19,823	12,572	7,251	57.7%
Total depreciation and amortization	58,251	48,318	9,933	20.6%
General and administrative	11,444	7,793	3,651	46.8%
TA spin off costs	—	2,711	(2,711)	—
Income tax expense	428	479	(51)	(10.6)%

Gain on sale of real estate	645	—	645	—
Income from continuing operations	55,756	40,314	15,442	38.3%
Income from discontinued operations	—	3,058	(3,058)	—
Net income	55,756	43,372	12,384	28.6%
Net income available for common shareholders	48,286	39,013	9,273	23.8%
Weighted average shares outstanding	93,893	90,760	3,133	3.5%
Income from continuing operations available for common shareholders per common share	$0.51	$0.40	$0.11	27.5%
Income from discontinued operations available for common shareholders per common share	$0.00	$0.03	(0.03)	(100)%
Net income available for common shareholders per common share	$0.51	$0.43	$0.08	18.6%

The decrease in hotel operating revenues in the first quarter of 2008 versus the first quarter of 2007 was caused primarily by the sale of a hotel on February 5, 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by higher revenues at our remaining managed hotels.  Revenues at our managed hotels increased from the first quarter of 2007 due to higher average daily room rates, or ADR, offset by slightly lower occupancy rates. Additional operating statistics of our hotels are included in the table on page 20.

The decrease in hotel operating expenses was primarily caused by the sale of a hotel and the conversion of our Kauai Marriott hotel described above, partially offset by increases in the cost of repairs and maintenance and wages and benefits at our remaining managed hotels in the first quarter of 2008.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $3,460 and $5,499 for the three months ended March 31, 2008 and 2007, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain of our managed hotels had net operating results that were $5,320 less than the minimum returns due to us in the three months ended March 31, 2007.  We reflect these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.  All of our managed hotels had net operating results that exceeded the minimum returns due to us in the three months ended March 31, 2008.

The increase in rental income - hotels is a result of the conversion of the Kauai Marriott hotel described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income - travel centers includes $3,800 and $2,866 of adjustments necessary to record rent on the straight line basis for the three months ended March 31, 2008 and 2007, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to the conversion of the Kauai Marriott hotel to a leased hotel as described above and increased levels of hotel sales in 2008 versus 2007 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels and for leased hotels where the FF&E reserve is owned by our tenants as FF&E reserve income.

The decrease in interest income is due to lower average cash balances and lower average interest rates during 2008.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2008 than in 2007.

The increase in depreciation and amortization - hotels is due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2007 and 2008.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our January 2007 and May 2007 travel center acquisitions.

The gain on sale of real estate in 2008 resulted from the sale of our North Phoenix, Arizona Park Plaza hotel in February 2008 for net proceeds of $7,644.

The increase in general and administrative expense is due primarily to the impact of additional property investments during 2007 and 2008.

The decrease in income tax expense is primarily due to lower tax provision in 2008 relating to our hotel in Puerto Rico.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The increases in income from continuing operations, net income, net income available for common shareholders, income from continuing operations available for common shareholders per common share and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above. On a per share basis, the percentage increase in net income available for common shareholders was lower due to our issuance of common shares in 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2008, all 476 of our properties were operated under management agreements or leases with third party operating companies. All costs of operating and maintaining our properties are paid by the third party hotel managers as agent for us or by third party tenants for their own account. These third parties derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 18 and 19. Assuming our thirteen operating agreements as of March 31, 2008, had been in place during the twelve months ended March 31, 2008 (December 31, 2007, for the TA operating agreements), eleven agreements, representing 451 properties, generated coverage of at least 1.0x using historical operating results. The remaining two agreements, representing 25 hotels, generated coverage of 0.70x and 0.76x, respectively.

Three hundred fifty-two (352) of our properties, representing 76% of our total investments at cost as of March 31, 2008, in nine agreements, are operated under management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

We maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation, known as the REIT Modernization Act, or the RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRS in excess of the rent it pays to us is subject to income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2008, our hotel managers and hotel tenants contributed $19,496 to these accounts and $22,396 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of March 31, 2008, there was $45,469 on deposit in these escrow accounts and, which was held directly by us and reflected on our balance sheet as restricted cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increase by a percentage of the amount we fund. During the three months ended March 31, 2008, we funded $20,235 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

•                  During the three months ended March 31, 2008, we funded $9,772 for improvements to our Marriott branded hotels using cash on hand and borrowings under our revolving credit facility. We expect to fund between $40,000 to $60,000 for improvements to our Marriott hotels during the remainder of 2008 with funds from our existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum rents and returns payable to us increases.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of March 31, 2008, $72,100 has been funded. We funded $600 of this amount during the three months ended March 31, 2008, and we expect to fund an additional approximately $5,000 during the remainder of 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of March 31, 2008, $37,286 has been funded. We funded $172 of this amount during the three months ended March 31, 2008, and we expect to fund an additional approximately $200 during the remainder of 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.

•                  Pursuant to January and April 2006 agreements we entered with InterContinental Hotels Group plc, or InterContinental for the management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We funded $9,691 in January 2007, $9,691 in January 2008 and expect to fund $4,846 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.  As we fund improvements pursuant to these agreements with InterContinental the minimum returns payable to us increase.

FF&E escrow deposits are not required under our travel centers leases with TA. However, TA is required to maintain the leased travel centers at its expense, including structural and non-structural components. Under our TA lease for 145 travel centers, we have agreed to provide up to $25,000 per year for certain specified capital improvements to the leased properties for the first five years of the lease term or thereafter on a cumulative basis.  All of the capital improvements funded under this agreement will be owned by us.  As of March 31, 2008,  we have funded $25,000 under this agreement, we funded an additional $25,000 in April 2008 using cash on hand and borrowings under our revolving credit facility.  Under both leases, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases.  We made no fundings under this lease provision during the three months ended March 31, 2008.

On January 15, 2008, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2008. On March 3, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 31, 2008, with respect to the period ending April 14, 2008. This amount was paid on April 15, 2008.  These distributions were funded using cash on hand and borrowings under our revolving credit facility.

On February 15, 2008, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2008.  This distribution was funded using cash on hand and borrowings under our

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

revolving credit facility.  On April 1, 2008, we declared a distribution of $0.4375 per Series C preferred shareholders of record on May 1, 2008, with respect to the period ending May 14, 2008. We expect to pay this amount on or about May 15, 2008, using cash on hand and borrowings under our revolving credit facility.

On February 15, 2008, we paid a $0.77 per share distribution to our common shareholders for the quarter ended December 31, 2007.  This distribution was funded using cash on hand and borrowings under our revolving credit facility.  On April 1, 2008, we declared a $0.77 per share distribution to our common shareholders of record on April 15, 2008, for the quarter ended March 31, 2008.  We expect to pay this amount on or about May 15, 2008 using cash on hand and borrowings under our revolving credit facility.

On March 3, 2008, we redeemed $150,000 of our 7% senior notes using borrowings under our revolving credit facility.

On March 17, 2008, we acquired certain land and improvements at our Petro travel center in Sparks, Nevada for $42,500.  We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (3.26% per annum at March 31, 2008). Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of March 31, 2008, we had a balance of $396,000 outstanding under our revolving credit facility.

At March 31, 2008, we had $29,487 of cash and cash equivalents and $354,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

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

As of March 31, 2008, we had one mortgage note we assumed in connection with our acquisition of one hotel with a current principal balance of $3,616. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro Stopping Centers Holdings, LP, or Petro Holdings, we acquired certain Petro Holdings properties which secured debt that was previously issued by Petro Stopping Centers, LP, or Petro. Upon closing of our acquisition of Petro Holdings, the Petro debt assumed by TA was covenant defeased and funds were escrowed to redeem the Petro debt.  This debt was redeemed by TA on February 15, 2008.

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

Debt Covenants

Our debt obligations at March 31, 2008, consist of our revolving credit facility, our $2,275,000 of unsecured term debt and our $3,616 mortgage note. Our unsecured term debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2008, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

As of March 31, 2008, we owned 291 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, and Carlson under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 31, 2008, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns and rents and occupancy, average daily rates charged, or ADR, revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott® (7)	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott® (7)	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,026	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$586,035	$202,025	$ 425,375	$274,222	$47,035	$436,708	$589,429

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	—	$36,872 (8)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (3):	$58,460	$20,184	$44,002	$28,508	$5,522	$37,882	$50,000

Additional Return:	—	—	$711 (6)	—	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (5):
Year ended 12/31/07:	1.63x	1.33x	1.29x	1.22x	0.80x	1.09x	1.43x
Twelve months ended 3/31/08	1.62x	1.25x	1.26x	1.23x	0.76x	1.12x	1.42x
Three months ended 3/31/08:	1.40x	0.87x	1.01x	1.37x	0.68x	1.09x	1.32x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental	Limited guarantee provided by InterContinental.

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

(7)          Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club with a subsidiary of Marriott.  This hotel was previously included in Marriott agreement no. 3 and leased to one of our taxable REIT subsidiaries.

(8)          The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14	10	24	11	145	40	476

Number of Rooms / Suites:	4,139	2,937	2,895	2,096	— (9)	—	43,057 (9)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$512,300	$240,340	$310,450	$202,126	$1,751,952	$705,505	$6,283,502

Security Deposit (000s):	$36,872 (7)	$36,872 (7)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$44,258	$21,130	$22,110	$12,907	$159,580(10)	$66,177	$570,720

Additional Return:	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	—	$15,919

Percentage Return / Rent (4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.

Return / Rent Coverage (5):
Year ended 12/31/07:	1.33x	1.39x	0.54x	1.63x	1.26x	1.08x	0.54x – 1.63x
Twelve months ended 3/31/08	1.37x	1.30x	0.70x	1.66x	(11)	(11)	0.70x – 1.66x
Three months ended 3/31/08:	1.29x	1.22x	1.06x	1.66x	0.85x (11)	0.91x (11)	0.85x –1.66x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

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

(5)          We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us. For some agreements, amounts have been calculated using data for periods prior to our ownership of certain properties and prior to commencement of operating agreements.

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

(10)    The amount of minimum rent payable to us by TA is scheduled to increase to $163,632, $167,686, $172,742 and $177,799 in 2009, 2010, 2011 and 2012, respectively. The annual straight line rent for GAAP reporting purposes is $173,577.

(11)    Represents data for the periods ended December 31, 2007. Data for periods ended March 31, 2008 is not currently available from our tenant, TA.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2008	2007	Change
ADR
InterContinental (no. 1)	31	3,844	$115.06	$110.57	4.1%
InterContinental (no. 2)	76	9,220	72.18	70.01	3.1%
InterContinental (no. 3)	14	4,139	147.76	141.79	4.2%
InterContinental (no. 4)	10	2,937	115.16	111.72	3.1%
Marriott (no. 1)	53	7,610	128.78	127.98	0.6%
Marriott (no. 2)	18	2,178	121.96	119.07	2.4%
Marriott (no. 3) (2)	34	5,026	110.80	107.32	3.2%
Marriott (no. 4)	19	2,756	128.59	124.75	3.1%
Marriott (no. 5) (2)	1	356	235.91	210.85	11.9%
Hyatt	24	2,895	106.44	94.53	12.6%
Carlson	11	2,096	110.90	105.18	5.4%
Total/Average	291	43,057	$112.21	$108.22	3.7%

OCCUPANCY
InterContinental (no. 1)	31	3,844	71.9%	71.4%	0.5Pts
InterContinental (no. 2)	76	9,220	69.6%	72.2%	-2.6Pts
InterContinental (no. 3)	14	4,139	73.5%	75.3%	-1.8Pts
InterContinental (no. 4)	10	2,937	68.7%	70.5%	-1.8Pts
Marriott (no. 1)	53	7,610	62.8%	62.9%	-0.1Pts
Marriott (no. 2)	18	2,178	66.2%	72.5%	-6.3Pts
Marriott (no. 3) (2)	34	5,026	67.2%	70.4%	-3.2Pts
Marriott (no. 4)	19	2,756	70.9%	69.9%	1.0Pts
Marriott (no. 5) (2)	1	356	83.1%	86.1%	-3.0Pts
Hyatt	24	2,895	65.0%	55.5%	9.5Pts
Carlson	11	2,096	65.6%	67.9%	-2.3Pts
Total/Average	291	43,057	68.2%	69.1%	-0.9Pts

RevPAR
InterContinental (no. 1)	31	3,844	$82.73	$78.95	4.8%
InterContinental (no. 2)	76	9,220	50.24	50.55	-0.6%
InterContinental (no. 3)	14	4,139	108.60	106.77	1.7%
InterContinental (no. 4)	10	2,937	79.11	78.76	0.4%
Marriott (no. 1)	53	7,610	80.87	80.50	0.5%
Marriott (no. 2)	18	2,178	80.74	86.33	-6.5%
Marriott (no. 3) (2)	34	5,026	74.46	75.55	-1.4%
Marriott (no. 4)	19	2,756	91.17	87.20	4.6%
Marriott (no. 5) (2)	1	356	196.04	181.54	8.0%
Hyatt	24	2,895	69.19	52.46	31.9%
Carlson	11	2,096	72.75	71.42	1.9%
Total/Average	291	43,057	$76.53	$74.78	2.3%

(1)          Includes data for the calendar periods indicated, except for our Marriott® branded hotels which include data for comparable fiscal periods.

(2)          Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott. This hotel was previously included in Marriott agreement no. 3 and leased to one of our taxable REIT subsidiaries. Prior periods have been adjusted to remove of the Kauai property from Marriott (no. 3) and report its results in Marriott (no. 5).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2007. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March 31, 2008, our outstanding senior unsecured term debt remained unchanged from December 31, 2007 except that on March 3, 2008, we redeemed at par plus accrued interest $150,000 of our 7.0% senior notes.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity by one year for a fee. At March 31, 2008, we had $396,000 outstanding and $354,000 available for drawing under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under this agreement are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $396,000 under our revolving credit facility was 3.26% per annum at March 31, 2008. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2008:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2008	3.26%	$396,000	$12,910
10% increase	3.59%	$396,000	$14,216
10% reduction	2.93%	$396,000	$11,603

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Act of 1934, as amended, rules 13a-15 and 15d-15. Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO:

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

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES; AND

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES GENERALLY AND AMONG REITS.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE.

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

HOSPITALITY PROPERTIES TRUST

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007 UNDER “ITEM 1A. RISK FACTORS.”

FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

HOSPITALITY PROPERTIES TRUST

PART II            Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our Annual Report on Form 10-K for the year ended December 31, 2007, we have an agreement with Reit Management & Research, LLC, or RMR whereby RMR provides management services to us. Under the terms of this agreement, on April 11, 2007, we issued 53,541 common shares in payment of an incentive fee of $1,712,777 for services rendered by RMR during 2007 based upon a per common share price of $31.99, the closing price of our common shares on the New York Stock Exchange on that day. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

3.1	Composite copy of Amended and Restated Bylaws of the Company, as amended to date. (Incorporated by Reference to the Company’s Current Report on Form 8-K dated March 28, 2008).
10.1

First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust and HPT PSC Properties LLC as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Filed herewith)

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
Dated: May 7, 2008

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 7, 2008