Form 10-K/A
period 2007-12-31
HOSPITALITY PROPERTIES TRUST
filed 2008-06-16
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

Hospitality Properties Trust

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04–3262075
(State of Organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

In this Amendment No. 2 to Annual Report on Form 10-K, and unless the context otherwise requires, the terms “HPT,” “we,” “our” and “us” refer to Hospitality Properties Trust and its consolidated subsidiaries; and the term “TA” refers to TravelCenters of America LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Annual Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on February 28, 2008 and Amendment No. 1 filed with the SEC on April 3, 2008.

Item 15 of the Annual Report is amended to add summary cash flow information in addition to the summary financial information filed as Amendment No. 1 regarding TA for its fiscal years ended December 31, 2005, 2006 and 2007, as reported by that company in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2007.

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

2

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  Index to Financial Statements and Financial Statement Schedules

Page
1.	The following consolidated financial statements and financial statement schedule of Hospitality Properties Trust are included on the pages indicated:

	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheet as of December 31, 2007 and 2006	F-4

	Consolidated Statement of Income for each of the three years in the period ended December 31, 2007	F-5

	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2007	F-6

	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2007	F-7

	Notes to Consolidated Financial Statements	F-9

	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2007	S-1

2.	Summary Audited Financial Information for TravelCenters of America LLC for each of the three years in the period ended December 31, 2007	F-1/A

	Rent coverage ratios for TravelCenters of America LLC leases	F-2/A

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

Summary Audited Financial Information of Travel Centers of America LLC

The following table presents summary audited financial information for TA for its fiscal year ended December 31, 2007, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Reference is made to Item 1 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for additional information with respect to our leases with TA.  Summary audited financial information is also included for TravelCenters of America, Inc., or TravelCenters, the predecessor of TA, for its fiscal years ended December 31, 2006 and 2005, and the one month ended January 31, 2007, as reported in TA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Summary Audited Financial Information of TravelCenters of America LLC and

TravelCenters of America, Inc.

(in thousands)

	TA	TravelCenters
	Eleven months ended	One month	Year ended December 31,
	December 31, 2007	ended January	2006	2005
Total revenues	$5,813,475	$352,682	$4,783,514	$4,075,296
Total cost of goods sold	5,056,201	298,172	4,123,444	3,450,780
Net (loss) income	(101,308)	(22,048)	31,033	(2,095)
Current assets	746,014	—	266,954	230,401
Noncurrent assets	517,307	—	728,638	709,303
Current liabilities	567,783	—	199,495	193,762
Noncurrent liabilities	256,098	—	706,820	698,635
Total shareholders’ equity	439,440	—	75,874	45,372
Net cash provided by (used in) operating activities	(114,852)	40,025	107,486	80,982
Net cash used in investing activities	(180,787)	(7,141)	(90,158)	(83,798)
Net cash provided by (used in) financing activities	199,337	(8,224)	(9,573)	4,476
Net increase (decrease) in cash	(96,133)	24,653	7,750	1,701
Cash and cash equivalents at the beginning of the period	245,009	55,297	47,547	45,846
Cash and cash equivalents at the end of the period	148,876	79,950	55,297	47,547

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

	Rent Coverage Ratios (1) As of or for the year ended December 31, 2007
TA (no. 1)	1.26	x
TA (no. 2)	1.08	x

(1)   We define rent coverage as combined total property sales minus all property level expenses which are not subordinated to minimum rent payments to us (which data is provided to us by our tenants), divided by the minimum rent payments due to us.  Amounts have been calculated using data for periods prior to our ownership of certain properties and prior to commencement of our lease agreements.

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
Dated: June 16, 2008