Form 10-K/A
period 2007-12-31
HOSPITALITY PROPERTIES TRUST
filed 2008-07-25
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-115272

Hospitality Properties Trust

(Exact Name of Registrant as Specified in Its Charter)

Maryland	4-3262075
(State of Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts	02458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code      617-964-8389

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of	New York Stock Exchange
Beneficial Interest
Series C Cumulative Redeemable Preferred Shares of	New York Stock Exchange
Beneficial Interest

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.9 billion based on the $41.49 closing price per common share on the New York Stock Exchange on June 29, 2007. For purposes of this calculation, an aggregate of 334,756 common shares of beneficial interest $0.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

Number of the registrant’s Common Shares outstanding as of February 27, 2008: 93,892,719

In this Amendment No. 3 to Annual Report on Form 10-K, and unless the context otherwise requires, the terms “HPT,” ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Hospitality Properties Trust and its consolidated subsidiaries; and the term “TA” refers to TravelCenters of America LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 7 and Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Annual Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on February 28, 2008, and previously amended by Amendment No. 1 filed with the SEC on April 3, 2008 and Amendment No. 2 filed with the SEC on June 13, 2008.

Item 7 of the Annual Report is amended and being filed in its entirety solely to include the rent coverage ratios for our two lease agreements with TA for the year ended December 31, 2007.  Item 15 of the Annual Report is amended and being filed in its entirety solely to include as a note in our financial statements the summary financial information separately filed as Amendment No. 2 for TA for its fiscal years ended December 31, 2005, 2006 and 2007, as reported by that company in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2007.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications and a currently dated consent of Ernst & Young LLP.

This amendment is limited in scope to the rent coverage ratios and summary audited financial information described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

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

Our lease with TA is a “triple net” lease, which requires TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, inventories, services to customers, insurance, real estate and personal property taxes and ground lease payments, if any. The annual minimum rent due to us under this agreement is scheduled to increase to $158,962 in 2008, $162,625 in 2009, $166,638 in 2010, $171,613 in 2011 and $176,620 in 2012.  The annual straight line rent currently reported by us under Generally Accepted Accounting Principles, or GAAP, is $171,389. Starting in 2012, the lease requires TA to pay us certain percentages of increases in gross revenues at the leased travel centers. We have agreed to provide up to $125,000 of funding during the first five years of the lease for certain specified improvements to the leased travel centers. This funding may be drawn by TA from us in subsequent years until December 2015. There will not be any adjustment in our minimum rent as we fund these amounts. All improvements funded by us will be owned by us. As of December 31, 2007, we have funded $25,000 under this agreement. TA is required to maintain, at its expense, the leased travel centers in good order and repair, including structural and non-structural components, but may request that we fund amounts in addition to the $125,000, in return for minimum annual rent increases equal to a percentage of the amount we fund. Our lease agreement with TA expires on December 31, 2022.

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

We define coverage for each of our combination management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 56 and 57. Assuming our twelve operating agreements as of December 31, 2007, had been in place during the twelve months ended December 31, 2007, eleven combinations, representing 453 properties, generated coverage of at least 1.0x using historical operating results. The remaining combination, representing 24 hotels, generated coverage of 0.54x in 2007; twenty of the hotels in this combination were undergoing significant renovations that had a negative impact on the operating results of this combination during 2006 and 2007.  We expect to complete renovations at these hotels in the first half of 2008.

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

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	35	19	31	76

Number of Rooms / Suites:	7,610	2,178	5,382	2,756	3,844	9,220

Number of States:	24	14	15	14	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$585,229	$193,059	$472,410	$274,222	$436,708	$589,429

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	$36,872 (7)	—

End of Current Term:	2012	2010	2019	2015	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	2 for 12.5 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$58,379	$19,287	$49,034	$28,508	$37,882	$50,000

Additional Return:	—	—	$1,173 (6)	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	7.5% of revenues above 2004/06 revenues.	7.5% of revenues above 2006 revenues.

Return / Rent Coverage (5):
Year ended 12/31/07:	1.63x	1.33x	1.24x	1.22x	1.09x	1.43x
Year ended 12/31/06:	1.49x	1.34x	1.11x	1.21x	1.07x	1.35x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.
(2)	Renewal options may be exercised by the tenant or manager (when the property is leased to our TRS) for all, but not less than all, of the properties within each combination of properties.
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

(7)	A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Hyatt Place™ /Amerisuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	TravelCenters of America	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (1)	TA (2)	12

Number of Properties:	14	10	24	12	145	40	477

Number of Rooms / Suites:	4,139	2,937	2,895	2,262	— (9)	—	43,223 (2)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$512,300	$230,649	$309,850	$211,309	$1,747,962	$654,288	$6,217,415

Security Deposit (000s):	$36,872 (6)	$36,872 (6)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 Years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	N/A	2 for 15 years each

Annual Minimum Return / Minimum Rent (000s) (3):	$42,873	$20,306	$23,050	$11,890	$155,713 (10)	$62,225	$559,147

Additional Return:	$3,458 (7)	$1,750 (7)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	—	$16,381

Percentage Return / Rent (4):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (5):
Year ended 12/31/07:	1.33x	1.39x	0.54x	1.63x	1.26x	1.09x	0.54x – 1.63x
Year ended 12/31/06	1.37x	1.51x	0.80x	1.36x	1.47x	1.30x	0.80x – 1.51x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately from hotel operations.
(2)	Renewal options may be exercised by the tenant or manager (when the property is leased to our TRS) for all, but not less than all, of the hotels within each combination of properties.
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

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

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

10.3	Summary of Trustee Compensation (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 24, 2006)

10.4	The Company’s 1995 Incentive Share Award Plan (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.5	Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003 (+). (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.6	The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7	Form of Restricted Share Agreement. (+) (INCORPORATED BY REFERENCE TO THE COMPANY”S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003.)

10.8	Representative form of Indemnification Agreement. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

10.9

Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.10

Amended and Restated Credit Agreement, dated as of May 23, 2005, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 23, 2005)

10.11

First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED AUGUST 22, 2006)

10.12

Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.13

Interim Loan Agreement, dated as of January 22, 2007, by and among the Company, Merrill Lynch Capital Corporation, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Lead Bookrunner, and the additional agents and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.14

Amendment No. 1, dated as of February 26, 2007, to the Interim Loan Agreement by and among the Company, Merrill Lynch Capital Corporation, as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated as Lead Arranger and Lead Bookrunner, and the additional agents and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006)

10.15	Agreement and Plan of Merger, dated as of September 15, 2006, by and among the Company TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 20, 2006)

10.16

Amendment No. 1, dated as of January 30, 2007, to the Agreement and Plan of Merger by and among the Company, TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 2, 2007)

10.17

Transaction Agreement, dated as of January 29, 2007, by and among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.18

Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.19

Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)

10.20

Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC as Landlord, and Petro Stopping Centers, L.P., as Tenant (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

10.21

Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

12.1	Computation of Ratio of Earnings to Fixed Charges. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

21.1	Subsidiaries of the Registrant. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

23.1	Consent of Ernst & Young LLP. (FILED HEREWITH)

23.2	Consent of Sullivan & Worcester LLP. (INCLUDED IN EXHIBIT 8.1 TO THIS ANNUAL REPORT ON FORM 10-K)

31.1	Rule 13a-14(a) Certification. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

31.2	Rule 13a-14(a) Certification. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

31.3	Rule 13a-14(a) Certification. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

31.4	Rule 13a-14(a) Certification. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL

REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)

31.5	Rule 13a-14(a) Certification with respect to Amendment No. 3 to Annual Report on Form 10-K/A (FILED HEREWITH).

31.6	Rule 13a-14(a) Certification with respect to Amendment No. 3 to Annual Report on Form 10-K/A (FILED HEREWITH).

31.7	Rule 13a-14(a) Certification with respect to Amendment No. 3 to Annual Report on Form 10-K/A (FILED HEREWITH).

31.8	Rule 13a-14(a) Certification with respect to Amendment No. 3 to Annual Report on Form 10-K/A (FILED HEREWITH).

32.1	Section 1350 Certification. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007)(FURNISHED THEREWITH)

32.2	Section 1350 Certification with respect to Amendment No. 3 to Annual Report on Form 10-K/A. (FURNISHED HEREWITH)

(+)	Management contract or compensatory plan or agreement.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2008,
except for Note 14, as to which the date is
July 24, 2008

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Hospitality Properties Trust and our report dated February 21, 2008 (except for Note 14, as to which the date is July 24, 2008) expressed an unqualified opinion thereon.

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

We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing market rates.

7. Income Taxes

Our provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2007	2006	2005
Current- Federal	$70	$—	$6
State	1,410	225	—
Foreign	761	105	—
	2,241	330	6
Deferred- Federal	—	—	—
State	—	—	—
Foreign	(50)	42	51
	(50)	42	51
Income tax provision (benefit)	$2,191	$372	$57

A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the year ended December 31,
	2007	2006	2005
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	4.2%	4.0%	3.9%
Alternative Minimum Tax	0.1%	0.0%	0.0%
Foreign taxes	0.2%	0.1%	0.0%
Change in valuation allowance	(0.5)%	(1.0)%	(0.2)%
Other differences, net	(3.4)%	(2.9)%	(3.7)%
Effective tax rate	0.6%	0.2%	0.0%

Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2007	2006
Deferred tax assets:
Tax credits	$643	$101
Tax loss carry forwards	8,659	9,948
Other	124	478
	9,426	10,527
Valuation allowance:	(9,426)	(10,527)
	—	—
Deferred tax liabilities:
Puerto Rico basis difference	(9,376)	(9,426)
	(9,376)	(9,426)
Net deferred tax assets (liabilities)	$(9,376)	$(9,426)

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

12. Selected Quarterly Financial Data (Unaudited)

	2007
	First	Second	Third	Fourth
	Quarter (3)	Quarter (3)	Quarter(3)	Quarter
Revenues	$290,668	$333,741	$334,310	$326,760
Income from continuing operations	40,314	51,227	52,822	83,454
Income from discontinued operations	3,058	3,055	97,038	—
Net income available for common shareholders	39,013	46,812	142,390	75,984
Income from continuing operations available for common shareholders per share (1)	.40	.47	.48	.81
Income from discontinued operations available for common shareholders per share (1)	.03	.03	1.03	—
Net income available for common shareholders per share (1)	.43	.50	1.52	.81
Distributions per common share (2)	.76	.76	.77	.77

	2006 (3)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$235,726	$268,208	$265,125	$253,887
Income from continuing operations	32,367	32,321	33,510	58,303
Income from discontinued operations	2,866	3,056	3,053	3,563
Net income available for common shareholders	33,319	33,463	34,649	59,952
Income from continuing operations available for common shareholders per share (1)	.42	.42	.43	.75
Income from discontinued operations available for common shareholders per share (1)	.04	.04	.04	.05
Net income available for common shareholders per share (1)	.46	.47	.47	.79
Distributions per common share (2)	.73	.74	.74	.74

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

14. Significant Tenant (Unaudited)

TA is the lessee of 39% of our investments, at cost, as of December 31, 2007.  The following table presents summary audited financial information for TA for its fiscal year ended December 31, 2007, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Summary audited financial information is also included for TravelCenters of America, Inc., or TravelCenters, the predecessor of TA, for its fiscal years ended December 31, 2006 and 2005, and the one month ended January 31, 2007, as reported in TA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission.  References in these financial statements to the Annual Report on Form 10-K for TA are included as textual references only, and the information in such Annual Report is not incorporated by reference into these financial statements.

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

Hospitality Properties Trust

		By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer

Dated:	July 25, 2008