Form 10-Q/A
period 2008-03-31
HOSPITALITY PROPERTIES TRUST
filed 2008-07-25
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 6, 2008: 93,946,260

In this Amendment No. 1 to Quarterly Report on Form 10-Q, and unless the context otherwise requires, the terms “HPT,” ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Hospitality Properties Trust and its consolidated subsidiaries; and the term “TA” refers to TravelCenters of America LLC and its consolidated subsidiaries.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A, to amend Items 1 and 2 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, or the Quarterly Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on May 7, 2008.

Item 1 of the Quarterly Report is amended and being filed in its entirety solely to include the summary financial information for TA for its quarter ended March 31, 2008 and 2007, as reported by that company in its Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2008.  Item 2 is amended and being filed in its entirety solely to include the rent coverage ratios for our two leases with TA for the twelve and three month periods ended March 31, 2008.

In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits certain currently dated certifications.

This amendment is limited in scope to the rent coverage ratios and summary audited financial information described above and does not amend, update, or change any other items or disclosures contained in the Quarterly Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraphs, we do not purport by this Form 10-Q/A to update any of the information contained in the Quarterly Report.

HOSPITALITY PROPERTIES TRUST

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
Adjustments to reconcile net income to cash provided by operatingactivities:
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

Note 10. Significant Tenant

TA is the lessee of 39% of our investments, at cost, as of March 31, 2008.  The following table presents summary financial information for TA for its quarter ended March 31, 2008, as reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  Summary financial information is also included for TravelCenters of America, Inc., or TravelCenters, the predecessor of TA, for the one month ended January 31, 2007, as reported in TA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Summary Financial Information of TravelCenters of America LLC and

TravelCenters of America, Inc.

(in thousands)

	TA		TravelCenters
	Three Months Ended March 31, 2008	Two Months Ended March 31, 2007	One Month Ended January 31, 2007
Total revenues	$1,907,865	$736,355	$352,682
Total cost of goods sold	1,695,413	635,636	298,172
Net (loss) income	(48,456)	(9,616)	(22,048)
Current assets	480,377	—	266,954
Noncurrent assets	537,954	—	728,638
Current liabilities	376,229	—	199,495
Noncurrent liabilities	251,202	—	706,820
Total shareholders’ equity	390,900	—	75,874
Net cash provided by (used in) operating activities	5,233	(65,047)	40,025
Net cash used in investing activities	(37,486)	(14,197)	(7,141)
Net cash provided by (used in) financing activities	4,469	(23,113)	(8,224)
Net increase (decrease) in cash	(27,815)	(102,340)	24,653
Cash and cash equivalents at the beginning of the period	148,876	245,010	55,297
Cash and cash equivalents at the end of the period	121,061	142,670	79,950

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission. References in these financial statements to the Quarterly Report on Form 10-Q for TA are included as textual references only, and the information in such Quarterly Report is not incorporated by reference into these financial statements.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview (dollar amounts in thousands, except per share amounts)

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

The decrease in hotel operating revenues in the first quarter of 2008 versus the first quarter of 2007 was caused primarily by the sale of a hotel on February 5, 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008 partially offset by higher revenues at our remaining managed hotels.  Revenues at our managed hotels increased from the first quarter of 2007 due to higher average daily room rates, or ADR, offset by slightly lower occupancy rates. Additional operating statistics of our hotels are included in the table on page 20.

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

We define coverage for each of our management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 18 and 19. Assuming our thirteen operating agreements as of March 31, 2008, had been in place during the twelve months ended March 31, 2008, eleven agreements, representing 451 properties, generated coverage of at least 1.0x using historical operating results. The remaining two agreements, representing 25 hotels, generated coverage of 0.70x and 0.76x, respectively.

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

FF&E escrow deposits are not required under our travel centers leases with TA. However, TA is required to maintain the leased travel centers at its expense, including structural and non-structural components. Under our TA lease for 145 travel centers, we have agreed to provide up to $25,000 per year for certain specified capital improvements to the leased properties for the first five years of the lease term or thereafter on a cumulative basis.  All of the capital improvements funded under this agreement will be owned by us.  As of March 31, 2008 we have funded $25,000 under this agreement, we funded an additional $25,000 in April 2008 using cash on hand and borrowings under our revolving credit facility.  Under both leases, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases.  We made no fundings under this lease provision during the three months ended March 31, 2008.

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

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott® (7)	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott® (7)	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,026	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$586,035	$202,025	$425,375	$274,222	$47,035	$436,708	$589,429

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	—	$36,872 (8)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (3):	$58,460	$20,184	$44,002	$28,508	$5,522	$37,882	$50,000

Additional Return:	—	—	$711 (6)	—	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (5):
Year ended 12/31/07:	1.63x	1.33x	1.29x	1.22x	0.80x	1.09x	1.43x
Twelve months ended 3/31/08	1.62x	1.25x	1.26x	1.23x	0.76x	1.12x	1.42x
Three months ended 3/31/08:	1.40x	0.87x	1.01x	1.37x	0.68x	1.09x	1.32x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental	Limited guarantee provided by InterContinental.

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

(8)   The single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14	10	24	11	145	40	476

Number of Rooms / Suites:	4,139	2,937	2,895	2,096	— (9)	—	43,057 (9)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$512,300	$240,340	$310,450	$202,126	$1,751,952	$705,505	$6,283,502

Security Deposit (000s):	$36,872 (7)	$36,872 (7)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$44,258	$21,130	$22,110	$12,907	$159,580(10)	$66,177	$570,720

Additional Return:	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	—	$15,919

Percentage Return / Rent (4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.

Return / Rent Coverage (5):
Year ended 12/31/07:	1.33x	1.39x	0.54x	1.63x	1.26x	1.09x	0.54x – 1.63x
Twelve months ended 3/31/08	1.37x	1.30x	0.70x	1.66x	1.19x	1.07x	0.70x – 1.66x
Three months ended 3/31/08:	1.29x	1.22x	1.06x	1.66x	0.88x	0.94x	0.85x – 1.66x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

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

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2008	2007	Change
ADR
InterContinental (no. 1)	31	3,844	$115.06	$110.57	4.1%
InterContinental (no. 2)	76	9,220	72.18	70.01	3.1%
InterContinental (no. 3)	14	4,139	147.76	141.79	4.2%
InterContinental (no. 4)	10	2,937	115.16	111.72	3.1%
Marriott (no. 1)	53	7,610	128.78	127.98	0.6%
Marriott (no. 2)	18	2,178	121.96	119.07	2.4%
Marriott (no. 3) (2)	34	5,026	110.80	107.32	3.2%
Marriott (no. 4)	19	2,756	128.59	124.75	3.1%
Marriott (no. 5) (2)	1	356	235.91	210.85	11.9%
Hyatt	24	2,895	106.44	94.53	12.6%
Carlson	11	2,096	110.90	105.18	5.4%
Total/Average	291	43,057	$112.21	$108.22	3.7%

OCCUPANCY
InterContinental (no. 1)	31	3,844	71.9%	71.4%	0.5	Pts
InterContinental (no. 2)	76	9,220	69.6%	72.2%	-2.6	Pts
InterContinental (no. 3)	14	4,139	73.5%	75.3%	-1.8	Pts
InterContinental (no. 4)	10	2,937	68.7%	70.5%	-1.8	Pts
Marriott (no. 1)	53	7,610	62.8%	62.9%	-0.1	Pts
Marriott (no. 2)	18	2,178	66.2%	72.5%	-6.3	Pts
Marriott (no. 3) (2)	34	5,026	67.2%	70.4%	-3.2	Pts
Marriott (no. 4)	19	2,756	70.9%	69.9%	1.0	Pts
Marriott (no. 5) (2)	1	356	83.1%	86.1%	-3.0	Pts
Hyatt	24	2,895	65.0%	55.5%	9.5	Pts
Carlson	11	2,096	65.6%	67.9%	-2.3	Pts
Total/Average	291	43,057	68.2%	69.1%	-0.9	Pts

RevPAR
InterContinental (no. 1)	31	3,844	$82.73	$78.95	4.8%
InterContinental (no. 2)	76	9,220	50.24	50.55	-0.6%
InterContinental (no. 3)	14	4,139	108.60	106.77	1.7%
InterContinental (no. 4)	10	2,937	79.11	78.76	0.4%
Marriott (no. 1)	53	7,610	80.87	80.50	0.5%
Marriott (no. 2)	18	2,178	80.74	86.33	-6.5%
Marriott (no. 3) (2)	34	5,026	74.46	75.55	-1.4%
Marriott (no. 4)	19	2,756	91.17	87.20	4.6%
Marriott (no. 5) (2)	1	356	196.04	181.54	8.0%
Hyatt	24	2,895	69.19	52.46	31.9%
Carlson	11	2,096	72.75	71.42	1.9%
Total/Average	291	43,057	$76.53	$74.78	2.3%

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

Item 6.  Exhibits:

3.1	Composite copy of Amended and Restated Bylaws of the Company, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 28, 2008).
10.1

First Amendment to Lease Agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust and HPT PSC Properties LLC as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).
12.2

Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).

31.1	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).
31.2	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).
31.3	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).
31.4	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008).
31.5	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Quarterly Report on Form 10-Q/A. (Filed herewith).
31.6	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Quarterly Report on Form 10-Q/A. (Filed herewith).
31.7	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Quarterly Report on Form 10-Q/A. (Filed herewith).
31.8	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Quarterly Report on Form 10-Q/A. (Filed herewith).
32.1	Section 1350 Certification. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008). (Furnished therewith).
32.2	Section 1350 Certification with respect to Amendment No. 1 to Quarterly Report on Form 10-Q/A. (Furnished herewith).

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
Dated: July 25, 2008