Form 10-Q
period 2008-06-30
HOSPITALITY PROPERTIES TRUST
filed 2008-08-11
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 6, 2008: 93,951,260

Table of Contents

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2008

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1. Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS

Real estate properties, at cost:
Land	$1,392,390	$1,377,520
Buildings, improvements and equipment	4,958,778	4,818,711
	6,351,168	6,196,231
Accumulated depreciation	(950,212)	(849,470)
	5,400,956	5,346,761
Cash and cash equivalents	13,492	23,401
Restricted cash (FF&E reserve escrow)	37,003	28,134
Other assets, net	190,424	281,011
	$5,641,875	$5,679,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$401,000	$158,000
Senior notes, net of discounts	1,693,245	1,842,756
Convertible senior notes	575,000	575,000
Mortgage payable	3,597	3,635
Security deposits	169,406	169,406
Accounts payable and other liabilities	122,716	134,705
Due to affiliate	4,697	4,617
Dividends payable	4,754	4,754
Total liabilities	2,974,415	2,892,873

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized 93,951,260 and 93,892,719 issued and outstanding, respectively	940	939
Additional paid-in capital	3,050,766	3,048,881
Cumulative net income	1,749,755	1,711,079
Cumulative preferred distributions	(108,701)	(93,761)
Cumulative common distributions	(2,415,439)	(2,270,843)
Total shareholders’ equity	2,667,460	2,786,434
	$5,641,875	$5,679,307

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:

Hotel operating revenues	$244,566	$249,774	$467,006	$474,245
Rental income	87,561	77,540	177,517	135,150
FF&E reserve income	6,342	5,769	12,525	11,208
Interest income	306	658	906	3,806
Total revenues	338,775	333,741	657,954	624,409

Expenses:
Hotel operating expenses	177,471	184,311	333,847	344,709
Interest (including amortization of deferred financing costs of $1,009, $913, $2,048 and $1,652, respectively)	36,528	33,795	74,097	64,450
Depreciation and amortization	59,577	54,505	117,828	102,823
General and administrative	9,595	9,160	21,039	16,953
TA spin off costs	—	—	—	2,711
Reserve for straight line rent receivable	19,613	—	19,613	—
Loss on asset impairment	53,225	—	53,225	—
Total expenses	356,009	281,771	619,649	531,646

Income (loss) before gain on sale of real estate and income taxes	(17,234)	51,970	38,305	92,763
Gain on sale of real estate	629	—	1,274	—
Income (loss) before income taxes	(16,605)	51,970	39,579	92,763
Income tax expense	(474)	(743)	(902)	(1,222)

Income (loss) from continuing operations	(17,079)	51,227	38,677	91,541
Income from discontinued operations	—	3,055	—	6,113

Net income (loss)	(17,079)	54,282	38,677	97,654
Preferred distributions	(7,470)	(7,470)	(14,940)	(11,829)
Net income (loss) available for common shareholders	$(24,549)	$46,812	$23,737	$85,825

Weighted average common shares outstanding	93,942	93,868	93,918	92,323

Basic and diluted earnings per common share:
Income (loss) from continuing operations available for common shareholders	$(0.26)	$0.47	$0.25	$0.86
Income from discontinued operations available for common shareholders	$0.00	$0.03	$0.00	$0.07
Net income (loss) available for common shareholders	$(0.26)	$0.50	$0.25	$0.93

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$38,677	$97,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117,828	104,330
Amortization of deferred financing costs as interest	2,048	1,652
Straight line rent income	(3,786)	(7,186)
Reserve for straight line rent receivable	19,613	—
Other non-cash (income) expense, net	564	(1,282)
FF&E reserve income and deposits	(33,328)	(29,072)
Loss on asset impairment	53,225	—
Gain on sale of real estate	(1,274)	—
Changes in assets and liabilities:
Increase in other assets	(2,382)	(13,770)
(Decrease) increase in accounts payable and other	(7,077)	26,519
Increase in due to affiliate	81	984
Cash provided by operating activities	184,189	179,829

Cash flows from investing activities:
Real estate acquisitions	(113,926)	(2,579,143)
FF&E reserve fundings	(27,291)	(43,060)
Net proceeds from sale of real estate	13,684	—
Cash used in investing activities	(127,533)	(2,622,203)

Cash flows from financing activities:
Issuance of common shares, net	—	343,452
Issuance of preferred shares, net	—	306,891
Issuance of senior notes, net of discount	—	298,866
Issuance of convertible senior notes	—	575,000
Repayment of senior notes	(150,000)	—
Draws on revolving credit facility	430,000	784,000
Repayments of revolving credit facility	(187,000)	(126,000)
Draws on interim credit facility	—	1,400,000
Repayments of interim credit facility	—	(1,400,000)
Deferred financing costs incurred	(30)	(14,879)
Distributions to preferred shareholders	(14,940)	(8,989)
Distributions to common shareholders	(144,595)	(136,522)
Distribution of TA to common shareholders	—	(121,166)
Cash (used in) provided by financing activities	(66,565)	1,900,653
Decrease in cash and cash equivalents	(9,909)	(541,721)
Cash and cash equivalents at beginning of period	23,401	553,256
Cash and cash equivalents at end of period	$13,492	$11,535

Supplemental cash flow information:
Cash paid for interest	$70,854	$48,716
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$35,742	$26,739
Property managers’ purchases with FF&E reserve	(54,164)	(66,478)
Non-cash financing activities:
Issuance of common shares	$1,886	$1,627
Distribution of TA to common shareholders	—	(216,084)

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room, food and beverage sales, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized at year end when all contingencies are met and the income is earned. Deferred additional returns were $8,317 and $11,777 for the three and six months ended June 30, 2008, respectively, compared with $7,294 and $12,793 for the three and six months ended June 30, 2007, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $0 and $3,787 for the three and six months ended June 30, 2008, respectively, and $4,296 and $7,186 for the three and six months ended June 30, 2007, respectively, of adjustments necessary to record rent on the straight line basis.  We regularly evaluate whether events or changes in circumstances have occurred that indicate a tenant may be unable to perform under its lease obligations.  Because of the recent financial difficulties of TravelCenters of America LLC, or TA, the tenant under our travel center leases, and our agreement to enter into a rent deferral arrangement with TA (see Note 10), we ceased recording straight line rent revenue under our lease for 145 travel centers in the second quarter of 2008.  In addition, we recorded a $19,613 reserve in the second quarter of 2008 to reserve the existing straight line rent receivable related to this lease.

Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent from continuing operations was $1,550 and $3,102 for the three and six months ended June 30, 2008, respectively, and $1,612 and $3,097 for the three and six months ended June 30, 2007, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs, and leased to third parties. We report deposits by our third party tenants into the escrow account as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at June 30, 2008 or 2007.

Note 4.  Shareholders’ Equity

On January 15, 2008 and April 15, 2008, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2008 and April 14, 2008, respectively. On June 2, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on June 30, 2008, with respect to the period ending July 14, 2008. We paid this amount on July 15, 2008.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

On February 15, 2008 and May 15, 2008, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2008 and May 14, 2008, respectively. On July 1, 2008, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on August 1, 2008, with respect to the period ending August 14, 2008. We expect to pay this amount on or about August 15, 2008.

On February 15, 2008 and May 15, 2008, we paid a $0.77 per share distribution to our common shareholders for the quarters ended December 31, 2007 and March 31, 2008, respectively.  On July 9, 2008, we declared a $0.77 per share distribution to our common shareholders of record on August 1, 2008, for the quarter ended June 30, 2008.  We expect to pay this amount on or about August 15, 2008.

Under the terms of our management agreement with Reit Management & Research LLC, or RMR, on April 11, 2008, we issued 53,541 common shares in payment of an incentive fee of $1,713 for services rendered by RMR during 2007.

On May 15, 2008, we issued 1,000 common shares, at a price of $32.09 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our trustees as part of their annual compensation (total 5,000 shares).

Note 5.  Indebtedness

On March 3, 2008, we redeemed at par plus accrued interest $150,000 of our 7.0% senior notes.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (3.04% per annum at June 30, 2008). As of June 30, 2008, we had $401,000 outstanding under our revolving credit facility and $349,000 available to be drawn for general business purposes, including acquisitions.

Note 6.  Real Estate Properties

During the six months ended June 30, 2008, we funded $27,291 of improvements to certain of our properties, which resulted in a $2,584 increase in our annual minimum returns and rents.

Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott International, Inc., or Marriott.  This hotel was previously part of a 35 hotel portfolio leased to one of our taxable REIT subsidiaries, or TRSs, and managed by Marriott.  The rent payable to us under the lease is $5,522 per annum subject to annual adjustment based upon changes in the Consumer Price Index. The lease agreement expires December 31, 2019, and Marriott has four renewal options of 15 years each.  Marriott guarantees the rent payable to us under the lease.  Pursuant to the lease agreement, we agreed to fund certain planned improvements to the hotel.  The annual minimum rent payable to us under the lease will increase as improvements are funded.

On February 5, 2008, we sold our Park Plaza hotel in North Phoenix, Arizona for $8,000 and recognized a gain on sale of $645.

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

On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year.  The amendment provides that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

formula established in the amended lease.  As of June 30, 2008, our remaining purchase commitment under this lease is $28,203.

On June 18, 2008, we sold our AmeriSuites hotel in Pine Knoll Shores, North Carolina for $6,350 and recognized a gain on sale of $629.

Note 7. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.  During the three and six months ended June 30, 2008, we recognized current tax expense of $474 and $902, respectively, which includes $84 and $178, respectively, of foreign taxes and $427 and $799, respectively, of federal alternative minimum tax and certain state taxes that are payable without regard to our TRS tax loss carry forwards. In addition, we recognized a deferred tax benefit of $37 and $75, respectively, related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information

	For the Three Months Ended June 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$244,566	$—	$—	$244,566
Rental income	31,110	56,451	—	87,561
FF&E reserve income	6,342	—	—	6,342
Interest income	—	—	306	306
Total revenues	282,018	56,451	306	338,775
Hotel operating expenses	(177,471)	—	—	(177,471)
Operating income	104,547	56,451	306	161,304

Interest expense	—	—	36,528	36,528
Depreciation and amortization expense	38,657	20,920	—	59,577
General and administrative expense	—	—	9,595	9,595
Reserve on straight line rent receivable	—	19,613	—	19,613
Loss on asset impairment	—	53,225	—	53,225
Total expenses	38,657	93,758,	46,123	178,538

Income (loss) before gain on sale of real estate and income taxes	65,890	(37,307)	(45,817)	(17,234)
Gain on sale of real estate	629	—	—	629
Income (loss) before income taxes	66,519	(37,307)	(45,817)	(16,605)
Income tax expense	—	—	(474)	(474)

Income (loss) from continuing operations	$66,519	$(37,307)	$(46,291)	$(17,079)

	For the Six Months Ended June 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$467,006	$—	$—	$467,006
Rental income	62,000	115,517	—	177,517
FF&E reserve income	12,525	—	—	12,525
Interest income	—	—	906	906
Total revenues	541,531	115,517	906	657,954
Hotel operating expenses	(333,847)	—	—	(333,847)
Operating income	207,684	115,517	906	324,107

Interest expense	—	—	74,097	74,097
Depreciation and amortization expense	77,084	40,744	—	117,828
General and administrative expense	—	—	21,039	21,039
Reserve on straight line rent receivable	—	19,613	—	19,613
Loss on asset impairment	—	53,225	—	53,225
Total expenses	77,084	113,582	95,136	285,802

Income (loss) before gain on sale of real estate and income taxes	130,600	1,935	(94,230)	38,305
Gain on sale of real estate	1,274	—	—	1,274
Income (loss) before income taxes	131,874	1,935	(94,230)	39,579
Income tax expense	—	—	(902)	(902)

Income (loss) from continuing operations	$131,874	$1,935	$(95,132)	$38,677

Total assets	$3,220,782	$2,382,626	$38,467	$5,641,875

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$249,774	$—	$—	$249,774
Rental income	29,324	48,216	—	77,540
FF&E reserve income	5,769	—	—	5,769
Interest income	—	—	658	658
Total revenues	284,867	48,216	658	333,741
Hotel operating expenses	(184,311)	—	—	(184,311)
Operating income	100,556	48,216	658	149,430

Interest expense	—	—	33,795	33,795
Depreciation and amortization expense	36,616	17,889	—	54,505
General and administrative expense	—	—	9,160	9,160
Total expenses	36,616	17,889	42,955	97,460

Income (loss) before income taxes	63,940	30,327	(42,297)	51,970
Income tax expense	—	—	(743)	(743)

Income (loss) from continuing operations	$63,940	$30,327	$(43,040)	$51,227

	For the Six Months Ended June 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$474,245	$—	$—	$474,245
Rental income	58,485	76,665	—	135,150
FF&E reserve income	11,208	—	—	11,208
Interest income	—	—	3,806	3,806
Total revenues	543,938	76,665	3,806	624,409
Hotel operating expenses	(344,709)	—	—	(344,709)
Operating income	199,229	76,665	3,806	279,700

Interest expense	—	—	64,450	64,450
Depreciation and amortization expense	72,361	30,462	—	102,823
General and administrative expense	—	—	16,953	16,953
TA spin off costs	—	—	2,711	2,711
Total expenses	72,361	30,462	84,114	186,937

Income (loss) before income taxes	126,868	46,203	(80,308)	92,763
Income tax expense	—	—	(1,222)	(1,222)

Income (loss) from continuing operations	$126,868	$46,203	$(81,530)	$91,541

Total assets	$3,385,519	$2,367,892	$36,602	$5,790,013

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  New Accounting Pronouncements

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

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP 14-1. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The effective date of FSP 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  We are currently evaluating the effect that the adoption of FSP 14-1 will have on our consolidated financial statements as it relates to our $575,000 of convertible senior notes.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 40% of our investments, at cost, as of June 30, 2008.  The following table presents summary financial information for TA for its quarter ended June 30, 2008, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of TravelCenters of America LLC and

TravelCenters of America, Inc.

(in thousands)

	TA				TravelCenters
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Five Months Ended June 30, 2007	One Month Ended January 31, 2007
Total revenues	$2,277,825	$1,486,772	$4,185,690	$2,223,126	$352,682
Total cost of goods sold	2,034,899	1,291,765	3,730,312	1,927,401	298,172
Net loss	(9,757)	(6,339)	(58,213)	(15,957)	(22,048)
Current assets	499,453	749,562	—	—	—
Noncurrent assets	485,561	461,060	—	—	—
Current liabilities	351,290	637,256	—	—	—
Noncurrent liabilities	252,150	256,154	—	—	—
Total shareholders’ equity	381,574	317,212	—	—	—
Net cash provided by (used in) operating activities	—	—	12,884	(31,972)	40,025
Net cash used in investing activities	—	—	(60,187)	(63,647)	(7,141)
Net cash provided by (used in ) financing activities	—	—	4,801	(36,360)	(8,224)
Net increase (decrease) in cash	—	—	(42,529)	(131,806)	24,653
Cash and cash equivalents at the beginning of the period	—	—	148,876	245,010	55,297
Cash and cash equivalents at the end of the period	—	—	106,347	113,204	79,950

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission.  References in these financial statements to the Quarterly Report on Form 10-Q for TA are included as textual references only, and the information in such Quarterly Report is not incorporated by reference into these financial statements.

On August 11, 2008, we entered a rent deferral agreement with TA.  Significant terms of this arrangement include:

•                  TA currently leases 185 travel centers from us under two leases for combined rent of $18,816 per month.  This rent amount periodically increases pursuant to formulas in the leases.  TA will have the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.

•                  TA will not be obligated to pay cash interest on the deferred rent through December 31, 2009.

•                  TA will issue 1,540,000 TA common shares to us (9.6% of TA’s shares outstanding after this new issuance).  In the event TA does not defer its monthly rent payments for the full permitted amounts through December 31, 2009, the pro-rata amount of TA shares issued to us may be repurchased by TA for nominal consideration.

•                  In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts will be payable to us monthly at the rate of 12% per annum, beginning January 1, 2010.

•                  No rent deferrals are permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not paid will be due to us on July 1, 2011.  Any deferred amounts (and interest) may be prepaid at anytime.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

•                  This deferral agreement also includes a prohibition on share purchases and dividends by TA while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to us in the event TA experiences a change of control while deferred rent is unpaid.

Note 11.  Impairment of Intangible Assets

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our intangible assets.  Due to the significant increase in diesel fuel, there have been material changes in the market conditions in which our travel centers are operated.  As a result, during the second quarter of 2008, we evaluated the trademarks and tradenames arising from our January 2007 acquisition of TravelCenters of America Inc. for impairment and recorded a $53,225 loss on asset impairment to write down the assets to their estimated fair market value at June 30, 2008.

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

Overview (dollar amounts in thousands, except per share amounts)

2008 Developments

Marriott Kauai Resort Beach Club Lease- Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott International, Inc., or Marriott.  This hotel was previously part of a 35 hotel portfolio leased to one of our TRSs and managed by Marriott.  The rent payable to us under the lease is $5,522 per annum subject to annual adjustment based upon changes in the Consumer Price Index. The lease agreement expires December 31, 2019, and Marriott has four renewal options of 15 years each.  Marriott guarantees the rent payable to us under the lease.  Pursuant to the lease agreement, we agreed to fund certain planned improvements to the hotel.  The annual minimum rent payable to us under the lease will increase as improvements are funded.

Sparks, Nevada Travel Center Acquisition- On March 17, 2008, we acquired the land and improvements at our Petro travel center located in Sparks, Nevada from a third party for $42,500.  We simultaneously leased them to TravelCenters of America LLC, or TA, and rent under our lease with TA for 40 Petro travel centers was increased by $3,952 per annum.  We funded the acquisition with cash on hand and borrowings under our revolving credit facility.

TA Rent Deferral Arrangement- When TA was created by us and TA shares were distributed to our shareholders on January 31, 2007, TA was capitalized with approximately $200,000 of cash and working capital.  Later in 2007, we acquired Petro Stopping Centers, L.P., or Petro, with TA and TA completed an equity offering for net proceeds of approximately $205,301.  At the time of these transactions, we and TA believed that TA was adequately capitalized to meet all of its obligations to us.  However, since then there have been material changes in the market conditions in which TA operates.  Specifically, the price of diesel fuel which TA buys and sells at its travel centers has increased by approximately 138% since the TA spin off on January 31, 2007 and by approximately 109% since the Petro transaction was completed on May 30, 2007, through June 30, 2008.  These increased costs and the slowing of the U.S. economy during the past year have adversely affected TA’s business and increased its working capital requirements.

TA has undertaken a restructuring of its business to adjust to these changed market conditions.  We believe that TA’s operating cash flows were sufficient to meet TA’s rent obligations in the three months ended June 30, 2008.  However, while certain TA operating issues appear to have been corrected, TA’s balance sheet flexibility and liquidity remain a concern as potential fuel price increases will likely directly impact TA’s working capital requirements.  In these circumstances, on August 11, 2008, we and TA agreed upon a rent deferral arrangement to allow TA to build a working capital cushion in the event that current adverse market conditions persist for an extended period.  Significant terms of this arrangement include:

•                 TA currently leases 185 travel centers from us under two leases for combined rent of $18,816 per month.  This rent amount periodically increases pursuant to formulas in the leases.  TA will have the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.

•                 TA will not be obligated to pay cash interest on the deferred rent through December 31, 2009.

•                 TA will issue 1,540,000 TA common shares to us (9.6% of TA’s shares outstanding after this new issuance).  In the event TA does not defer its monthly rent payments for the full permitted amounts through December 31, 2009, the pro-rata amount of TA shares issued to us may be repurchased by TA for nominal consideration.

•                 In the event that any rents which have been deferred remain unpaid or additional rent amounts are deferred after December 31, 2009, interest on all such amounts will be payable to us monthly at the rate of 12% per annum, beginning January 1, 2010.

•                 No rent deferrals are permitted for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid will be due to us on July 1, 2011.  Any deferred amounts (and interest) may be prepaid at anytime.

•                 This deferral agreement also includes a prohibition on share purchases and dividends by TA while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to us in the event TA experiences a change of control while deferred rent is unpaid.

The agreement we have entered with TA provides for rent deferral, not rent forgiveness.  We believe TA’s second quarter 2008 results demonstrate that TA has a valuable business franchise which can pay its rent obligations.  This agreement is intended by us to afford TA improved financial flexibility to meet its working capital needs which have resulted from the unusual combination of significant price increases during a period of slowing demand for the goods and services which TA sells.  Despite the fact that this is a deferral agreement, we have determined that, due to the uncertainties regarding TA’s ability to perform its obligations under the leases, generally accepted accounting principles require us to reserve previously accrued straight line rent and to defer recognition of future straight line and deferred rents until circumstances change or these amounts are collected.

Management Agreements and Leases

At June 30, 2008, our 290 hotels were included in eleven operating agreements of which 198 are leased to our wholly owned TRSs and managed by independent hotel operating companies and 92 are leased to third parties. We lease our 185 travel centers under two agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 26 and 27.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2008 versus 2007

	For the three months ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$244,566	$249,774	$(5,208)	(2.1)%
Rental Income:
Minimum rents - hotels	31,110	29,324	1,786	6.1%
Minimum rents - travel centers	56,451	48,216	8,235	17.1%
Total rental income	87,561	77,540	10,021	12.9%
FF&E reserve income	6,342	5,769	573	9.9%
Interest income	306	658	(352)	(53.5)%

Expenses:
Hotel operating expenses	177,471	184,311	(6,840)	(3.7)%
Interest expense	36,528	33,795	2,733	8.1%
Depreciation and amortization - hotels	38,657	36,616	2,041	5.6%
Depreciation and amortization - travel centers	20,920	17,889	3,031	16.9%
Total depreciation and amortization	59,577	54,505	5,072	9.3%
General and administrative	9,595	9,160	435	4.7%
Income tax expense	474	743	(269)	(36.2)%
Reserve on straight line rent receivable	19,613	—	19,613	—
Loss on asset impairment	53,225	—	53,225	—

Gain on sale of real estate	629	—	629	—
Income (loss) from continuing operations	(17,079)	51,227	(68,306)	(133.3)%
Income from discontinued operations	—	3,055	(3,055)	—
Net income (loss)	(17,079)	54,282	(71,361)	(131.5)%
Net income (loss) available for common shareholders	(24,549)	46,812	(71,361)	(152.4)%
Weighted average shares outstanding	93,942	93,868	74	0.1%
Income (loss) from continuing operations available for common shareholders per common share	$(0.26)	$0.47	$(0.73)	(155.3)%
Income from discontinued operations available for common shareholders per common share	$0.00	$0.03	(0.03)	—
Net income (loss) available for common shareholders per common share	$(0.26)	$0.50	$(0.76)	(152.0)%

The decrease in hotel operating revenues in the second quarter of 2008 versus the second quarter of 2007 was caused primarily by the sale of a managed hotel in February 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by higher revenues at our remaining managed hotels.  Revenues at our managed hotels increased from the second quarter of 2007 due to higher average daily room rates, or ADR.  Additional operating statistics of our hotels are included in the table on page 28.

The decrease in hotel operating expenses was primarily caused by the sale of a managed hotel and the conversion of our Kauai Marriott hotel described above, partially offset by increases in the cost of repairs and maintenance and wages and benefits at our remaining managed hotels in the second quarter of 2008.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $8,317 and $7,294 for the three months ended June 30, 2008 and 2007, respectively.

Certain of our managed hotels had net operating results that were $2,184 less than the minimum returns due to us in the three months ended June 30, 2007.  We reflect these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.  All of our managed hotels had net operating results that exceeded the minimum returns due to us in the three months ended June 30, 2008.

The increase in rental income - hotels is a result of the conversion of the Kauai Marriott hotel to a leased hotel described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income - travel centers includes $0 and $4,299 of adjustments necessary to record rent on the straight line basis for the three months ended June 30, 2008 and 2007, respectively.  For the reasons described above, we ceased recognizing straight line rent under our lease with TA for 145 travel centers in the 2008 second quarter.

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

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2007 and 2008.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our January 2007 and May 2007 travel center acquisitions.

The gain on sale of real estate in the three months ended June 30, 2008 resulted from the sale of our Atlantic Beach, North Carolina AmeriSuites hotel in June 2008 for net proceeds of $6,040.

The increase in general and administrative expense is due primarily to the impact of additional property investments during 2007 and 2008.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax and foreign taxes relating to our hotel in Puerto Rico in 2008.

As described above, we recorded a $19,613 reserve in the 2008 second quarter to reserve the straight line rent receivable relating to our lease with TA for 145 travel centers.

As described above, we recorded a $53,225 loss on asset impairment in the 2008 second quarter to reduce the carrying value of certain intangible assets arising from our TA acquisition to their estimated fair market value.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The loss from continuing operations, net loss, net loss available for common shareholders, income from continuing operations available for common shareholders per common share and net loss available for common shareholders per common share are primarily due to the investment and operating activities discussed above.

Six Months Ended June 30, 2008 versus 2007

	For the six months ended June 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$467,006	$474,245	$(7,239)	(1.5)%
Rental Income:
Minimum rents - hotels	62,000	58,485	3,515	6.0%
Minimum rents - travel centers	115,517	76,665	38,852	50.7%
Total rental income	177,517	135,150	42,367	31.3%
FF&E reserve income	12,525	11,208	1,317	11.8%
Interest income	906	3,806	(2,900)	(76.2)%

Expenses:
Hotel operating expenses	333,847	344,709	(10,862)	(3.2)%
Interest expense	74,097	64,450	9,647	15.0%
Depreciation and amortization - hotels	77,084	72,361	4,723	6.5%
Depreciation and amortization - travel centers	40,744	30,462	10,282	33.8%
Total depreciation and amortization	117,828	102,823	15,005	14.6%
General and administrative	21,039	16,953	4,086	24.1%
TA spin off costs	—	2,711	(2,711)	—
Income tax expense	902	1,222	(320)	(26.2)%
Reserve on straight line rent receivable	19,613	—	19,613	—
Loss on asset impairment	53,225	—	53,225	—

Gain on sale of real estate	1,274	—	1,274	—
Income from continuing operations	38,677	91,541	(52,864)	(57.7)%
Income from discontinued operations	—	6,113	(6,113)	—
Net income	38,677	97,654	(58,977)	(60.1)%
Net income available for common shareholders	23,737	85,825	(62,088)	(72.3)%
Weighted average shares outstanding	93,918	92,323	1,595	1.7%
Income from continuing operations available for common shareholders per common share	$0.25	$0.86	$(0.61)	(70.9)%
Income from discontinued operations available for common shareholders per common share	$0.00	$0.07	(0.07)	—
Net income available for common shareholders per common share	$0.25	$0.93	$(0.68)	(73.1)%

The decrease in hotel operating revenues in the six months ended 2008 versus the six months ended 2007 was caused primarily by the sale of a managed hotel in February 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by higher revenues at our remaining managed hotels.  Revenues at our managed hotels increased from the six months ended 2007 due to higher ADR, offset by slightly lower occupancy rates.  Additional operating statistics of our hotels are included in the table on page 28.

The decrease in hotel operating expenses was primarily caused by the sale of a hotel and the conversion of our Kauai Marriott hotel to a leased hotel described above, partially offset by increases in the cost of repairs and maintenance and wages and benefits at our remaining managed hotels in the 2008 period versus the 2007 period.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $11,777 and $12,793 for the six months ended June 30, 2008 and 2007, respectively.

Certain of our managed hotels had net operating results that were $5,705 less than the minimum returns due to us in the six months ended June 30, 2007.  We reflect these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.  All of our managed hotels had net operating results that exceeded the minimum returns due to us in the six months ended June 30, 2008.

The increase in rental income - hotels is a result of the conversion of the Kauai Marriott hotel described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income - travel centers includes $3,800 and $7,165 of adjustments necessary to record rent on the straight line basis for the six months ended June 30, 2008 and 2007, respectively.  For the reasons described above, we ceased recognizing straight line rent under our lease with TA for 145 travel centers in the 2008 second quarter.

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

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2007 and 2008.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our January 2007 and May 2007 travel center acquisitions.

The gain on sale of real estate in 2008 resulted from the sale of our North Phoenix, Arizona Park Plaza hotel in February 2008 for net proceeds of $7,644 and the sale of our Atlantic Beach, North Carolina AmeriSuites hotel in June 2008 for net proceeds of $6,040.

The increase in general and administrative expense is due primarily to the impact of additional property investments during 2007 and 2008.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax and foreign taxes relating to our hotel in Puerto Rico in 2008.

As described above, we recorded a $19,613 reserve in the 2008 second quarter to reserve the straight line rent receivable relating to our lease with TA for 145 travel centers.

As described above, we recorded a $53,225 loss on asset impairment in the 2008 second quarter to reduce the carrying value of certain intangible assets arising from our TA acquisition to their estimated fair market value.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The decreases in income from continuing operations, net income, net income available for common shareholders, income from continuing operations available for common shareholders per common share and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2008, all 475 of our properties were operated under management agreements or leases with third party operating companies. All costs of operating and maintaining our properties are paid by the third party hotel managers as agent for us or by third party tenants for their own account. These third parties derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 26 and 27. Assuming our eleven hotel operating agreements as of June 30, 2008, had been in place during the twelve months ended June 30, 2008, nine agreements, representing 266 properties, generated coverage of at least 1.0x using historical operating results. The remaining two agreements, representing 24 hotels, generated coverage of 0.85x and 0.61x, respectively.

Assuming our two travel center leases, representing 185 properties as of June 30, 2008, had been in place during the twelve months ended June 30, 2008, the agreements generated coverage of 1.17x and 1.14x, respectively, using historical operating results.  As described above, effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.

Three hundred fifty-one (351) of our properties, representing 76% of our total investments at cost as of June 30, 2008, under nine agreements, are operated under management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2008, our hotel managers and hotel tenants contributed $35,742 to these accounts and $54,164 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of June 30, 2008, there was $37,003 on deposit in these escrow accounts, which was held directly by us and reflected on our balance sheet as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rent generally increase by a percentage of the amount we fund. During the six months ended June 30, 2008, we funded $27,291 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

•                  During the six months ended June 30, 2008, we funded $15,203 for improvements to our Marriott branded hotels using cash on hand and borrowings under our revolving credit facility. We expect to fund between $20,000 to $40,000 for improvements to our Marriott hotels during the remainder of 2008 with funds from our existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum rents and returns payable to us increase.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of June 30, 2008, we have funded $73,600. We funded $2,100 of this amount during the six months ended June 30, 2008, and we expect to fund an additional approximately $4,500 during the remainder of 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of June 30, 2008, we have funded $37,411. We funded $297 of this amount during the six months ended June 30, 2008, and we do not expect to fund any additional amounts during the remainder of 2008.

•                  Pursuant to January and April 2006 agreements we entered with InterContinental Hotels Group plc, or InterContinental for the management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We funded $9,691 in January 2007, $9,691 in January 2008 and expect to fund $4,846 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.  As we fund improvements pursuant to these agreements with InterContinental, the minimum returns payable to us increase.

FF&E escrow deposits are not required under our travel center leases with TA. However, TA is required to maintain the leased travel centers at its expense, including structural and non-structural components. On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year.  The amendment provides that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  As of June 30, 2008, we have funded $92,729 and our remaining purchase commitment under this lease is $28,203.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under such lease provisions during the six months ended June 30, 2008.

On each of January 15, 2008 and April 15, 2008, we paid $0.5546875 per share distributions to our Series B preferred shareholders with respect to the periods ended January 14, 2008 and April 14, 2008. On June 2, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on June 30, 2008, with respect to the period ending July 14, 2008. We paid this amount on July 15, 2008.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On each of February 15, 2008 and May 15, 2008, we paid $0.4375 per share distributions to our Series C preferred shareholders with respect to the periods ended February 14, 2008 and May 14, 2008.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On July 1, 2008, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on August 1, 2008, with respect to the period ending July 14, 2008. We expect to pay this amount on or about August 15, 2008, using cash on hand and borrowings under our revolving credit facility.

On each of February 15, 2008, we paid $0.77 per share distributions to our common shareholders for the quarters ended December 31, 2007 and on May 15, 2008 we paid $0.77 per share distribution to our common shareholders for the quarter ended March 31, 2008.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On July 9, 2008, we declared a $0.77 per share distribution to our common shareholders of record on August 15, 2008, for the quarter ended June 30, 2008.  We expect to pay this amount on or about August 15, 2008 using cash on hand and borrowings under our revolving credit facility.

On March 3, 2008, we redeemed $150,000 of our 7% senior notes using borrowings under our revolving credit facility.

On March 17, 2008, we acquired certain land and improvements at our Petro travel center in Sparks, Nevada for $42,500.  We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (totaling 3.04% per annum at June 30, 2008). Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of June 30, 2008, we had a balance of $401,000 outstanding under our revolving credit facility.

At June 30, 2008, we had $13,492 of cash and cash equivalents and $349,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) are as follows: $50,000 in 2010, $125,000 in 2012, $300,000 in 2013, $300,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $575,000 in 2027. Our 3.8% convertible senior notes ($575,000 due in 2027) are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of June 30, 2008, we had one mortgage note with a current principal balance of $3,597 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of

$32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro Stopping Centers Holdings, LP, or Petro Holdings, we acquired certain Petro Holdings properties which secured debt that was previously issued by Petro Stopping Centers, LP, or Petro. Upon closing of our acquisition of Petro Holdings, the Petro debt assumed by TA was covenant defeased and funds were escrowed to redeem the Petro debt.  This debt was redeemed by TA on February 15, 2008.

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

Debt Covenants

Our debt obligations at June 30, 2008, consist of our revolving credit facility, our $2,275,000 of unsecured term debt and our $3,597 mortgage note. Our unsecured term debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2008, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics

As of June 30, 2008, we owned 290 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, and Carlson under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of June 30, 2008, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns and rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott® (7)	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott® (7)	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,026	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$586,878	$206,613	$425,375	$274,222	$47,035	$436,708	$589,429

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	—	$36,872 (8)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (3):	$58,544	$20,643	$43,974	$28,508	$5,522	$37,882	$50,000

Additional Return:	—	—	$711 (6)	—	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (5):
Year ended 12/31/07:	1.63x	1.33x	1.29x	1.22x	0.80x	1.09x	1.43x
Twelve months ended 6/30/08:	1.60x	1.20x	1.26x	1.22x	0.61x	1.14x	1.42x
Three months ended 6/30/08:	1.74x	1.25x	1.47x	1.29x	0.36x	1.29x	1.55x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental	Limited guarantee provided by InterContinental.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately from hotel operations.
(2)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
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

(8)	A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14	10	23	11	145	40	475

Number of Rooms / Suites:	4,139	2,937	2,784	2,096	— (9)	—	42,946 (9)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$512,300	$240,340	$302,902	$202,251	$1,819,681	$705,505	$6,349,239

Security Deposit (000s):	$36,872 (7)	$36,872 (7)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$44,258	$21,130	$21,837	$12,920	$159,619(10)(11)	$66,177(10)	$571,014

Additional Return:	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	—	$15,919

Percentage Return / Rent (4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.

Return / Rent Coverage (5):
Year ended 12/31/07:	1.33x	1.39x	0.53x	1.70x	1.26x	1.08x	0.53x – 1.63x
Twelve months ended 6/30/08:	1.36x	1.18x	0.85x	1.61x	1.17x	1.14x	0.61x – 1.60x
Three months ended 6/30/08:	1.59x	1.18x	1.19x	1.51x	1.43x	1.51x	0.36x – 1.74x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately from hotel operations.
(2)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
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
(10)

Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent for the period July 1, 2008 until December 31, 2010. TA rents presented in this report are for periods through June 30, 2008 and do not reflect any rent deferral.

(11)	The amount of minimum rent payable to us by TA is scheduled to increase to $163,660, $167,714, $172,770 and $177,827 in 2009, 2010, 2011 and 2012, respectively.

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	Second Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2008	2007	Change	2008	2007	Change
ADR
InterContinental (no. 1)	31	3,844	$114.99	$110.44	4.1%	$115.02	$110.50	4.1%
InterContinental (no. 2)	76	9,220	72.47	70.53	2.8%	72.33	70.28	2.9%
InterContinental (no. 3)	14	4,139	148.62	143.90	3.3%	148.21	142.90	3.7%
InterContinental (no. 4)	10	2,937	110.64	110.43	0.2%	112.82	111.06	1.6%
Marriott (no. 1)	53	7,610	125.42	125.55	-0.1%	127.00	126.69	0.2%
Marriott (no. 2)	18	2,178	121.21	118.83	2.0%	121.56	118.94	2.2%
Marriott (no. 3) (2)	34	5,026	111.98	110.21	1.6%	111.43	108.85	2.4%
Marriott (no. 4)	19	2,756	119.89	116.68	2.8%	124.14	120.56	3.0%
Marriott (no. 5) (2)	1	356	223.93	222.28	0.7%	230.01	216.58	6.2%
Hyatt	23	2,784	102.87	97.92	5.1%	105.00	96.66	8.6%
Carlson	11	2,096	102.20	98.24	4.0%	106.42	101.63	4.7%
Total/Average	290	42,946	$110.25	$107.99	2.1%	$111.22	$108.13	2.9%

OCCUPANCY
InterContinental (no. 1)	31	3,844	77.6%	78.3%	-0.7Pts	74.7%	74.9%	-0.2Pts
InterContinental (no. 2)	76	9,220	76.1%	77.5%	-1.4Pts	72.9%	74.9%	-2.0Pts
InterContinental (no. 3)	14	4,139	80.4%	81.7%	-1.3Pts	76.9%	78.5%	-1.6Pts
InterContinental (no. 4)	10	2,937	73.6%	73.6%	0.0Pts	71.2%	72.1%	-0.9Pts
Marriott (no. 1)	53	7,610	70.9%	71.2%	-0.3Pts	66.8%	67.0%	-0.2Pts
Marriott (no. 2)	18	2,178	75.6%	78.7%	-3.1Pts	70.9%	75.6%	-4.7Pts
Marriott (no. 3) (2)	34	5,026	77.1%	78.7%	-1.6Pts	72.2%	74.5%	-2.3Pts
Marriott (no. 4)	19	2,756	74.4%	75.7%	-1.3Pts	72.7%	72.8%	-0.1Pts
Marriott (no. 5) (2)	1	356	80.5%	85.5%	-5.0Pts	81.8%	85.8%	-4.0Pts
Hyatt	23	2,784	72.7%	58.3%	14.4Pts	69.3%	57.2%	12.1Pts
Carlson	11	2,096	69.7%	70.2%	-0.5Pts	67.7%	69.1%	-1.4Pts
Total/Average	290	42,946	75.1%	75.1%	0.0Pts	71.7%	72.4%	-0.5Pts

RevPAR
InterContinental (no. 1)	31	3,844	$89.23	$86.48	3.2%	$85.92	$82.77	3.8%
InterContinental (no. 2)	76	9,220	55.15	54.66	0.9%	52.73	52.64	0.2%
InterContinental (no. 3)	14	4,139	119.49	117.57	1.6%	113.97	112.18	1.6%
InterContinental (no. 4)	10	2,937	81.43	81.28	0.2%	80.33	80.07	0.3%
Marriott (no. 1)	53	7,610	88.92	89.39	-0.5%	84.84	84.88	0.0%
Marriott (no. 2)	18	2,178	91.64	93.52	-2.0%	86.19	89.92	-4.1%
Marriott (no. 3) (2)	34	5,026	86.34	86.74	-0.5%	80.45	81.09	-0.8%
Marriott (no. 4)	19	2,756	89.20	88.33	1.0%	90.25	87.77	2.8%
Marriott (no. 5) (2)	1	356	180.26	190.05	-5.2%	188.15	185.83	1.3%
Hyatt	23	2,784	74.79	57.09	31.0%	72.77	55.29	31.6%
Carlson	11	2,096	71.23	68.96	3.3%	72.05	70.23	2.6%
Total/Average	290	42,946	$82.80	$81.10	2.1%	$79.74	$78.07	2.2%

(1)	Includes data for the calendar periods indicated, except for our Marriott® branded hotels which include data for comparable fiscal periods.
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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, rules13a-15 and 15d-15. Based upon that evaluation, our managing trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR INTENT TO REFURBISH OR REBRAND CERTAIN OF OUR PROPERTIES;

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

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES;  AND

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES GENERALLY AND AMONG REITS.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE UNITED STATES; AND IF HOTEL ROOM DEMAND BECOMES DEPRESSED BECAUSE OF A GENERAL SLOWING OF THE ECONOMY, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  The price which TA must pay to purchase diesel fuel and other products which it sells may continue to materially increase, and these price increases may increase TA’s working capital requirements more than currently expected;

•                  The current slowing of the U.S. economy may continue for longer or be worse thAn HPT now anticipates.  Such circumstances may reduce the demand for TA’s goods and services and reduce TA’s ability to generate the cash flows necessary to pay HPT’s rents;

•                  Fuel conservation efforts, an extended period of limited activity in the housing development industry or a significant and prolonged decline in the import into the U.S. of consumer goods, each of which may affect the demand for TA’s goods and services by truckers, would adversely affect TA’s business and TA’s ability to pay rents, including deferred amounts due to HPT; or

•                  TA may be or become unable to properly manage its business to produce adequate cash flows to pay its obligations; AND

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

PART II     Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As described in our Annual Report on Form 10-K for the year ended December 31, 2007, we have an agreement with Reit Management & Research LLC, or RMR whereby RMR provides management services to us. Under the terms of this agreement, on April 11, 2008, we issued 53,541 common shares in payment of an incentive fee of $1,712,777 for services rendered by RMR during 2007 based upon a per common share price of $31.99, the closing price of our common shares on the New York Stock Exchange on that day. These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On May 15, 2008, we granted each of our trustees 1,000 common shares of beneficial interest valued at $32.09 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 15, 2008, our shareholders re-elected John L. Harrington as one of our Independent Trustees (54,856,889 shares voted for and 30,486,305 shares withheld) and Barry M. Portnoy as one of our Managing Trustees (55,116,084 shares voted for and 30,227,110 shares withheld). The term of office of Messrs. John L. Harrington and Barry M. Portnoy will extend until our annual meeting of shareholders in 2011.  Messrs. Frank J. Bailey, William A. Lamkin and Adam D. Portroy continue to serve as trustees with terms of office expiring in 2009, 2010 and 2009 respectively.

Item 6. Exhibits

4.1	Form of Common Shares Certificate. (Filed herewith)
10.1

First Amendment to Lease Agreement, dated as of May 12, 2008, by an among HPT TA Properties Trust, HPT Properties LLC and TA Leasing LLC. (Incorporated by Reference to the Company’s Current Report on Form 8-K dated May 13, 2008).

10.2	Summary of Trustee Compensation (Incorporated by Reference to the Company’s Current Report on Form 8-K dated May 20, 2008).
10.3	Rent Deferral agreement with Travel Centers of America LLC. (Incorporated by Reference to the Company’s Current Report on Form 8-K dated August 11, 2008).
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith)
31.1	Rule 13a-14(a) Certification. (Filed herewith)
31.2	Rule 13a-14(a) Certification. (Filed herewith)
31.3	Rule 13a-14(a) Certification. (Filed herewith)
31.4	Rule 13a-14(a) Certification. (Filed herewith)
32	Section 1350 Certification. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 11, 2008

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 11, 2008