Form 10-Q
period 2008-09-30
HOSPITALITY PROPERTIES TRUST
filed 2008-11-10
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 6, 2008: 93,982,385

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2008

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I            Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(Unaudited)

(dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS

Real estate properties, at cost:
Land	$1,392,605	$1,377,520
Buildings, improvements and equipment	4,973,679	4,818,711
	6,366,284	6,196,231
Accumulated depreciation	(1,004,065)	(849,470)
	5,362,219	5,346,761
Cash and cash equivalents	9,301	23,401
Restricted cash (FF&E reserve escrow)	37,485	28,134
Other assets, net	186,570	281,011
	$5,595,575	$5,679,307

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$407,000	$158,000
Senior notes, net of discounts	1,693,487	1,842,756
Convertible senior notes	575,000	575,000
Mortgage payable	3,578	3,635
Security deposits	169,414	169,406
Accounts payable and other liabilities	102,322	134,705
Due to affiliate	11,806	4,617
Dividends payable	4,754	4,754
Total liabilities	2,967,361	2,892,873

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 93,982,385 and 93,892,719 issued and outstanding, respectively	940	939
Additional paid-in capital	3,050,987	3,048,881
Accumulated other comprehensive loss	(40)	—
Cumulative net income	1,790,140	1,711,079
Cumulative preferred distributions	(116,171)	(93,761)
Cumulative common distributions	(2,487,781)	(2,270,843)
Total shareholders’ equity	2,628,214	2,786,434
	$5,595,575	$5,679,307

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Hotel operating revenues	$233,393	$240,179	$700,399	$714,424
Rental income	72,824	87,669	250,341	222,819
FF&E reserve income	6,095	5,785	18,620	16,993
Interest income	271	677	1,177	4,483
Total revenues	312,583	334,310	970,537	958,719

Expenses:
Hotel operating expenses	166,896	174,533	500,743	519,242
Interest (including amortization of deferred financing costs of $1,009, $956, $3,056 and $2,608, respectively)	36,529	38,038	110,626	102,488
Depreciation and amortization	60,449	57,647	178,277	160,470
General and administrative	7,881	10,848	28,920	27,801
TA spin off costs	—	—	—	2,711
Reserve for straight line rent receivable	—	—	19,613	—
Loss on asset impairment	—	—	53,225	—
Total expenses	271,755	281,066	891,404	812,712

Income before gain on sale of real estate and income taxes	40,828	53,244	79,133	146,007
Gain on sale of real estate	—	—	1,274	—
Income before income taxes	40,828	53,244	80,407	146,007
Income tax expense	(443)	(422)	(1,345)	(1,644)

Income from continuing operations	40,385	52,822	79,062	144,363
Discontinued operations:
Income from discontinued operations	—	1,327	—	7,440
Gain on sale of real estate used by discontinued operations	—	95,711	—	95,711
	—	97,038	—	103,151

Net income	40,385	149,860	79,062	247,514
Preferred distributions	(7,470)	(7,470)	(22,410)	(19,299)
Net income available for common shareholders	$32,915	$142,390	$56,652	$228,215

Weighted average common shares outstanding	93,954	93,872	93,930	92,845

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$0.35	$0.48	$0.60	$1.35
Income from discontinued operations available for common shareholders	$0.00	$1.03	$0.00	$1.11
Net income available for common shareholders	$0.35	$1.52	$0.60	$2.46

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$79,062	$247,514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	178,277	162,106
Amortization of deferred financing costs as interest	3,056	2,608
Straight line rental income	(3,780)	(11,494)
Reserve for straight line rent receivable	19,613	—
Other non-cash (income) expense, net	(346)	(2,230)
FF&E reserve income and deposits	(49,343)	(44,191)
Loss on asset impairment	53,225	—
Gain on sale of real estate used by discontinued operations	—	(95,711)
Gain on sale of real estate	(1,274)	—
Changes in assets and liabilities:
Decrease (increase) in other assets	2,005	(13,716)
Decrease in accounts payable and other	(26,594)	(3,473)
Increase in due to affiliate	7,173	10,818
Cash provided by operating activities	261,074	252,231

Cash flows from investing activities:
Real estate acquisitions	(119,364)	(2,584,451)
FF&E reserve fundings	(29,120)	(52,228)
Increase (decrease) in security deposits	8	(15,960)
Net proceeds from sale of real estate used by discontinued operations	—	205,350
Net proceeds from sale of real estate	13,684	—
Cash used in investing activities	(134,792)	(2,447,289)

Cash flows from financing activities:
Issuance of common shares, net	—	343,452
Issuance of preferred shares, net	—	306,833
Issuance of senior notes, net of discount	—	645,842
Issuance of convertible senior notes	—	575,000
Repayment of senior notes	(150,000)	—
Draws on revolving credit facility	515,000	886,000
Repayments of revolving credit facility	(266,000)	(749,000)
Draws on interim credit facility	—	1,400,000
Repayments of interim credit facility	—	(1,400,000)
Deferred financing costs incurred	(33)	(17,305)
Distributions to preferred shareholders	(22,410)	(16,459)
Distributions to common shareholders	(216,939)	(207,863)
Distribution of TA to common shareholders	—	(121,166)
Cash (used in) provided by financing activities	(140,382)	1,645,334
Decrease in cash and cash equivalents	(14,100)	(549,724)
Cash and cash equivalents at beginning of period	23,401	553,256
Cash and cash equivalents at end of period	$9,301	$3,532

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007

Supplemental cash flow information:
Cash paid for interest	$129,644	$107,924
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$54,474	$44,026
Property managers’ purchases with FF&E reserve	(74,243)	(97,919)
Non-cash financing activities:
Issuance of common shares	$2,107	$1,801
Distribution of TA to common shareholders	—	(216,084)

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our consolidated statement of income. Hotel operating revenues, consisting primarily of room, food and beverage sales, are generally recognized when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. Additional returns due to us under our management agreements are recognized at year end when all contingencies are met and the income is earned. Deferred additional returns were $5,111 and $16,888 for the three and nine months ended September 30, 2008, respectively, compared with $7,723 and $20,516 for the three and nine months ended September 30, 2007, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $(6) and $3,780 for the three and nine months ended September 30, 2008, respectively, and $4,308 and $11,494 for the three and nine months ended September 30, 2007, respectively, of adjustments necessary to record rent on the straight line basis.  We regularly evaluate whether events or changes in circumstances have occurred that indicate a tenant may be unable to perform under its lease obligations.  Because of the recent financial difficulties of TravelCenters of America LLC, or TA, the tenant under our travel center leases, and our agreement to enter into a rent deferral arrangement with TA (see Note 10), we ceased recording straight line rent revenue under our lease for 145 travel centers in the second quarter of 2008.  In addition, we fully reserved the existing straight line rent receivable related to this lease by a $19,613 charge in the second quarter of 2008.

Percentage rent due to us under leases is generally determined annually and is recognized at year end when all contingencies are met and the rent is earned. Deferred percentage rent from continuing operations was $1,283 and $4,385 for the three and nine months ended September 30, 2008, respectively, and $1,651 and $4,748 for the three and nine months ended September 30, 2007, respectively.

We own all the FF&E reserve escrows for hotels leased to our taxable REIT subsidiaries, or TRSs, and leased to third parties. We report deposits by our third party tenants into the escrow account as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at September 30, 2008 or 2007.

Note 4.  Shareholders’ Equity

On January 15, 2008, April 15, 2008 and July 15, 2008, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2008, April 14, 2008 and July 14, 2008, respectively. On September 2, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

of record on September 30, 2008, with respect to the period ended October 14, 2008. We paid this amount on October 15, 2008.

On February 15, 2008, May 15, 2008 and August 15, 2008, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2008, May 14, 2008 and August 14, 2008, respectively. On October 1, 2008, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on October 31, 2008, with respect to the period ending November 14, 2008. We expect to pay this amount on or about November 17, 2008.

On February 15, 2008, May 15, 2008 and August 15, 2008 we paid a $0.77 per share distribution to our common shareholders for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008, respectively.  On October 2, 2008, we declared a $0.77 per share distribution to our common shareholders of record on October 15, 2008, for the quarter ended September 30, 2008.  We expect to pay this amount on or about November 17, 2008.

Under the terms of our management agreement with Reit Management & Research LLC, or RMR, on April 11, 2008, we issued 53,541 common shares in payment of an incentive fee of $1,713 for services rendered by RMR during 2007.

On May 15, 2008, we issued 1,000 common shares, at a price of $32.09 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our trustees as part of their annual compensation (total 5,000 shares).

On September 22, 2008, we issued 31,125 common shares pursuant to our Incentive Share Award Plan based upon a per common share price of $20.57, the closing price of our common shares on the NYSE on that day, to our officers and certain key employees of RMR.

Note 5.  Indebtedness

On March 3, 2008, we redeemed at par plus accrued interest $150,000 of our 7.0% senior notes.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (4.26% per annum at September 30, 2008). As of September 30, 2008, we had $407,000 outstanding under our revolving credit facility and $343,000 available to be drawn for general business purposes, including acquisitions.

Note 6.  Real Estate Properties

At September 30, 2008, we owned 475 properties, 290 hotels and 185 travel centers.  All of these properties are operated under 13 management agreements or leases.

During the nine months ended September 30, 2008, we funded $29,120 of improvements to certain of our properties, which resulted in a $2,767 increase in our annual minimum returns and rents.

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

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

On March 17, 2008, we acquired the land and improvements at our Petro travel center located in Sparks, Nevada from a third party for $42,500.  We simultaneously leased them to TA and rent under our lease with TA for 40 travel centers was increased by $3,952 per annum.  We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year.  The amendment provides that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  As of September 30, 2008, our remaining purchase commitment under this lease is $25,821.

On June 18, 2008, we sold our AmeriSuites hotel in Pine Knoll Shores, North Carolina for $6,350 and recognized a gain on sale of $629.

Note 7. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.  During the three and nine months ended September 30, 2008, we recognized current tax expense of $443 and $1,345, respectively, which includes $88 and $266, respectively, of foreign taxes and $392 and $1,191, respectively, of federal alternative minimum tax and certain state taxes that are payable without regard to our TRS tax loss carry forwards. In addition, during the three and nine months ended September 30, 2008 we recognized a deferred tax benefit of $37 and $112, respectively, related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information

	For the Three Months Ended September 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$233,393	$—	$—	$233,393
Rental income	31,268	41,556	—	72,824
FF&E reserve income	6,095	—	—	6,095
Interest income	—	—	271	271
Total revenues	270,756	41,556	271	312,583
Hotel operating expenses	(166,896)	—	—	(166,896)
Operating income	103,860	41,556	271	145,687

Interest expense	—	—	36,529	36,529
Depreciation and amortization expense	39,022	21,427	—	60,449
General and administrative expense	—	—	7,881	7,881
Total expenses	39,022	21,427	44,410	104,859

Income (loss) before income taxes	64,838	20,129	(44,139)	40,828
Income tax expense	—	—	(443)	(443)

Income (loss) from continuing operations	$64,838	$20,129	$(44,582)	$40,385

	For the Nine Months Ended September 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$700,399	$—	$—	$700,399
Rental income	93,269	157,072	—	250,341
FF&E reserve income	18,620	—	—	18,620
Interest income	—	—	1,177	1,177
Total revenues	812,288	157,072	1,177	970,537
Hotel operating expenses	(500,743)	—	—	(500,743)
Operating income	311,545	157,072	1,177	469,794

Interest expense	—	—	110,626	110,626
Depreciation and amortization expense	116,106	62,171	—	178,277
General and administrative expense	—	—	28,920	28,920
Reserve for straight line rent receivable	—	19,613	—	19,613
Loss on asset impairment	—	53,225	—	53,225
Total expenses	116,106	135,009	139,546	390,661

Income (loss) before gain on sale of real estate and income taxes	195,439	22,063	(138,369)	79,133
Gain on sale of real estate	1,274	—	—	1,274
Income (loss) before income taxes	196,713	22,063	(138,369)	80,407
Income tax expense	—	—	(1,345)	(1,345)

Income (loss) from continuing operations	$196,713	$22,063	$(139,714)	$79,062

Total assets	$3,197,854	$2,364,703	$33,018	$5,595,575

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information (continued)

	For the Three Months Ended September 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$240,179	$—	$—	$240,179
Rental income	29,408	58,261	—	87,669
FF&E reserve income	5,785	—	—	5,785
Interest income	—	—	677	677
Total revenues	275,372	58,261	677	334,310
Hotel operating expenses	(174,533)	—	—	(174,533)
Operating income	100,839	58,261	677	159,777

Interest expense	—	—	38,038	38,038
Depreciation and amortization expense	37,148	20,499	—	57,647
General and administrative expense	—	—	10,848	10,848
Total expenses	37,148	20,499	48,886	106,533

Income (loss) before income taxes	63,691	37,762	(48,209)	53,244
Income tax expense	—	—	(422)	(422)

Income (loss) from continuing operations	$63,691	$37,762	$(48,631)	$52,822

	For the Nine Months Ended September 30, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$714,424	$—	$—	$714,424
Rental income	87,893	134,926	—	222,819
FF&E reserve income	16,993	—	—	16,993
Interest income	—	—	4,483	4,483
Total revenues	819,310	134,926	4,483	958,719
Hotel operating expenses	(519,242)	—	—	(519,242)
Operating income	300,068	134,926	4,483	439,477

Interest expense	—	—	102,488	102,488
Depreciation and amortization expense	109,513	50,957	—	160,470
General and administrative expense	—	—	27,801	27,801
TA spin off costs	—	—	2,711	2,711
Total expenses	109,513	50,957	133,000	293,470

Income (loss) before income taxes	190,555	83,969	(128,517)	146,007
Income tax expense	—	—	(1,644)	(1,644)

Income (loss) from continuing operations	$190,555	$83,969	$(130,161)	$144,363

Total assets	$3,260,646	$2,356,025	$30,484	$5,647,155

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We expect the adoption of SFAS 141(R) will affect our consolidated financial statements if we engage in a transaction that falls within the scope of this standard.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP 14-1.  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The effective date of FSP 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  Our $575,000 of convertible senior notes are within the scope of FSP 14-1 and therefore, we will be required to record the debt components of the convertible notes at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt.  The implementation of FSP 14-1 will result in a decrease to net income and earnings per share for all periods presented; however, there will be no effect on our cash interest payments.  We anticipate that as a result of the application of this standard beginning in fiscal year 2009, our annual earnings per common share will decrease by approximately $0.08 to $0.10 per share.  Additionally, we anticipate that the application of FSP 14-1 will decrease the carrying value of convertible notes as of December 31, 2008 by approximately $31,000, with a corresponding increase to shareholders equity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162.  SFAS 162 identifies sources of accounting principles and a framework for selecting principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy).  SFAS 162 is effective 60 days following the Security and Exchange Commissions, or SEC’s, approval of the Public Company Accounting Oversight Board amendments to auditing standard AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  We do not expect this standard will result in any change to our current accounting practices.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 40% of our investments, at cost, as of September 30, 2008.  The following table presents summary financial information for TA for its quarter ended September 30, 2008, as reported in its Quarterly Report on Form 10-Q.

Summary Financial Information of TravelCenters of America LLC and

TravelCenters of America, Inc.

(in thousands)

	TA				TravelCenters
	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Eight Months Ended September 30, 2007	One Month Ended January 31, 2007
Total revenues	$2,157,693	$1,783,618	$6,343,383	$4,006,744	$352,682
Total cost of goods sold	1,882,097	1,535,716	5,612,409	3,463,118	298,172
Net income (loss)	16,655	(16,458)	(41,558)	(32,415)	(22,048)
Current assets	474,614	897,601	—	—	—
Noncurrent assets	486,914	477,946	—	—	—
Current liabilities	291,893	622,360	—	—	—
Noncurrent liabilities	267,893	246,160	—	—	—
Total shareholders’ equity	401,742	507,027	—	—	—
Net cash provided by (used in) operating activities	—	—	58,810	(55,608)	40,025
Net cash used in investing activities	—	—	(68,400)	(99,507)	(7,141)
Net cash provided by (used in) financing activities	—	—	4,801	168,331	(8,224)
Net increase (decrease) in cash	—	—	(4,797)	13,330	24,653
Cash and cash equivalents at the beginning of the period	—	—	148,876	245,010	55,297
Cash and cash equivalents at the end of the period	—	—	144,049	258,340	79,950

The summary financial information of TA is presented to comply with applicable accounting regulations of the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for TA are included as textual references only, and the information in such Quarterly Report is not incorporated by reference into these financial statements.

On August 11, 2008, we entered into a rent deferral agreement with TA.  Significant terms of this arrangement include:

•                  TA currently leases 185 travel centers from us under two leases for combined contractual rent of $18,816 per month.  This rent amount periodically increases pursuant to formulas in the leases.  TA has the option to defer its monthly rent payments to us by up to $5,000 per month for the period July 1, 2008 until December 31, 2010.

•                  TA is not obligated to pay cash interest on the deferred rent through December 31, 2009.

•                  TA has issued 1,540,000 TA common shares to us (9.6% of TA’s shares outstanding after this new issuance).  In the event TA does not defer monthly rental payments for the full permitted amounts through December 31, 2009, it may repurchase a pro-rata amount of TA shares issued to us for nominal consideration.  As of September 30, 2008, 1,368,889 shares of TA common stock remain eligible for repurchase if TA does not exercise its right to defer any additional rent in the future.

•                  Unpaid rent deferrals bear interest payable to us monthly at the rate of 12% per annum, beginning January 1, 2010.

HOSPITALITY PROPERTIES TRUST

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

•                  There are no rent deferrals for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid is due to us on July 1, 2011.  Any deferred amounts (and interest) may be prepaid at anytime.

•                  This deferral agreement also includes a prohibition on share purchases and dividends by TA while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to us in the event TA experiences a change of control while deferred rent is unpaid.

During the three months ended September 30, 2008, TA deferred $15,000 of rent under this agreement.  We have not recognized the deferred rent as revenue due to uncertainties regarding its payment by TA.

Note 11.  Impairment of Intangible Assets

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our intangible assets.  The significant increase in diesel fuel during the first half of 2008 and concurrent economic downturn, were material changes in the market conditions in which our travel centers are operated.  As a result, during the second quarter of 2008, we evaluated the trademarks and tradenames arising from our January 2007 acquisition of TravelCenters of America Inc. for impairment and recorded a $53,225 loss on asset impairment to write down those assets to their estimated fair market value.

Note 12. Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on shares of TA common stock we own, as described in Note 10.  The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$32,915	$149,860	$56,652	$228,215
Unrealized loss on TA common stock	(40)	—	(40)	—
Comprehensive Income	$32,875	$149,860	$56,612	$228,215

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

TA Lease Amendment- On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year.  The amendment provides that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  As of September 30, 2008, our remaining purchase commitment under this lease is $25,821.

TA Rent Deferral Arrangement- When we created TA and distributed TA shares to our shareholders on January 31, 2007, TA was capitalized with approximately $200,000 of cash and working capital.  Later in 2007, we acquired the real estate of Petro Stopping Centers, L.P., or Petro, with TA and TA completed an equity offering for net proceeds of approximately $205,301.  At the time of these transactions, we and TA believed that TA was adequately capitalized to meet all of its obligations to us.  However, since then there have been material changes in the market conditions in which TA operates.  Specifically, the increase during the first half of 2008 in the price of diesel fuel which TA buys and sells at its travel centers and the slowing of the U.S. economy during the past year have adversely affected TA’s business and increased its working capital requirements.

TA has undertaken a restructuring of its business to adjust to these changed market conditions.  We believe that TA’s operating cash flows were sufficient to meet TA’s rent obligations to us in the three months ended June 30, 2008 and September 30, 2008.  However, while certain TA operating issues appear to have been corrected, TA’s balance sheet flexibility and liquidity remain a concern as a weakening economy and fuel price volatility may impact TA’s working capital requirements.  Under these circumstances, on August 11, 2008, we and TA agreed upon a rent deferral arrangement to allow TA to build a working capital cushion.  Significant terms of this arrangement include:

•                TA currently leases 185 travel centers from us under two leases for combined rent of $18,816 per month.  This rent amount periodically increases pursuant to formulas in the leases.  TA will have the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.

•                TA is not obligated to pay cash interest on the deferred rent through December 31, 2009.

•                TA has issued 1,540,000 TA common shares to us (9.6% of TA’s shares outstanding after this new issuance).  In the event TA does not defer monthly rental payments for the full permitted amounts through December 31, 2009, it may repurchase a pro-rata amount of TA shares issued to us for nominal consideration.  As of September 30, 2008, 1,368,889 shares of TA common stock remain eligible for repurchase if TA does not exercise its right to defer any additional rent in the future.

•                Unpaid rent deferrals bear interest payable to us monthly at the rate of 12% per annum, beginning January 1, 2010.

•                There are no rent deferrals for rent periods after December 31, 2010.  Any deferred rent (and interest thereon) not paid is due to us on July 1, 2011.  Any deferred amounts (and interest) may be prepaid at anytime.

•                This deferral agreement also includes a prohibition on share purchases and dividends by TA while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to us in the event TA experiences a change of control while deferred rent is unpaid.

During the third quarter 2008, TA deferred $15,000 of rent under this agreement.  The agreement we have entered with TA provides for rent deferral, not rent forgiveness.  We believe TA’s second and third quarter 2008 results demonstrate that TA has a valuable business franchise which can pay its rent obligations.  This agreement is intended by us to afford TA improved financial flexibility to meet its working capital needs which resulted from the unusual combination of significant price increases and volatility during a period of slowing demand for the goods and services which TA sells.  Despite the fact that this is a deferral agreement, we have determined that, due to the uncertainties regarding TA’s ability to perform its obligations under the leases, generally accepted accounting principles require us to reserve previously accrued straight line rent and to defer recognition of future straight line and deferred rents until circumstances change or these amounts are collected.

Related Person Transactions

We lease our travel centers to TA.  TA was formerly our wholly owned subsidiary.  On January 31, 2007, we distributed all of the then outstanding common shares of TA to our common shareholders.  As described above under 2008 Developments, we have certain commitments to purchase capital improvements from TA and, in August, 2008, we entered into a rent deferral agreement with TA.  Among other things, the rent deferral agreement provided for TA's issuance to us of 1,540,000 of its common shares (9.6% of TA’s shares outstanding after giving effect to that new issuance), a portion of which may be subject to repurchase by TA for nominal consideration based on the amount of rent which TA elects to defer.  Reit Management & Research LLC, or RMR, provides management services to us and to TA.  Our officers and some of our trustees and some of the officers and directors of TA are employees, directors or owners of RMR.  Our leases with TA and the matters affecting those leases were approved by our trustees who are independent of TA and RMR and by TA’s directors who are independent of us and RMR.  Nevertheless, because of our historical and existing relationships with TA and RMR, our dealings with TA and RMR should be considered related person transactions involving potential conflicts of interest.  For more information about our relationships with RMR and TA, please refer to our Annual Report on Form 10 K for the period ended December 31, 2007 filed February 28, 2008, as amended, and our definitive proxy statement filed on April 2, 2008.  For more information about the terms of our leases with TA, as amended, please read these agreements, copies of which were filed with the U.S. Securities and Exchange Commission as exhibits to our Current Reports on Form 8-K filed February 12, 2007, June 4, 2007 and May 14, 2008.  For more information about the terms of the rent deferral agreement with TA, please read that agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed August 11, 2008.

Management Agreements and Leases

At September 30, 2008, our 290 hotels were included in eleven operating agreements, of which 198 are leased to our wholly owned TRSs and managed by independent hotel operating companies and 92 are leased to third parties. We lease our 185 travel centers under two agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 26 and 27.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2008 versus 2007

	For the Three Months Ended September 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$233,393	$240,179	$(6,786)	(2.8%	)
Rental Income:
Minimum rents - hotels	31,268	29,408	1,860	6.3%
Minimum rents - travel centers	41,556	58,261	(16,705)	(28.7%	)
Total rental income	72,824	87,669	(14,845)	(16.9%	)
FF&E reserve income	6,095	5,785	310	5.4%
Interest income	271	677	(406)	(60.0%	)

Expenses:
Hotel operating expenses	166,896	174,533	(7,637)	(4.4%	)
Interest expense	36,529	38,038	(1,509)	(4.0%	)
Depreciation and amortization - hotels	39,022	37,148	1,874	5.0%
Depreciation and amortization - travel centers	21,427	20,499	928	4.5%
Total depreciation and amortization	60,449	57,647	2,802	4.9%
General and administrative	7,881	10,848	(2,967)	(27.4%	)
Income tax expense	443	422	21	5.0%

Income from continuing operations	40,385	52,822	(12,437)	(23.5%	)
Income from discontinued operations	—	1,327	(1,327)	—
Gain on sale of real estate from discontinued operations	—	95,711	(95,711)	—
Net income	40,385	149,860	(109,475)	(73.1%	)
Net income available for common shareholders	32,915	142,390	(109,475)	(76.9%	)
Weighted average shares outstanding	93,954	93,872	82	0.1%
Income from continuing operations available for common shareholders per common share	$0.35	$0.48	$(0.13)	(27.1%	)
Income from discontinued operations available for common shareholders per common share	$0.00	$1.03	$(1.03)	—
Net income available for common shareholders per common share	$0.35	$1.52	$(1.17)	(77.0%	)

The decrease in hotel operating revenues in the third quarter of 2008 versus the third quarter of 2007 was caused primarily by the sale of managed hotels in February and June 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by higher revenues at our remaining managed hotels.  Revenues at our managed hotels increased from the third quarter of 2007 due to higher average daily room rates, or ADR, offset by slightly lower occupancy rates.  Additional operating statistics of our hotels are included in the table on page 28.

The decrease in hotel operating expenses was primarily caused by the sale of the two managed hotels and the conversion of our Kauai Marriott hotel described above, partially offset by increases in the cost of utilities at our remaining managed hotels in the third quarter of 2008.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $5,111 and $7,723 for the three months ended September 30, 2008 and 2007, respectively.

Certain of our managed hotels had net operating results that were $245 and $2,427 less than the minimum returns due to us in the three months ended September 30, 2008 and 2007, respectively.  We reflect these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.

The increase in rental income - hotels is a result of the conversion of the Kauai Marriott hotel to a leased hotel described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

The decrease in rental income - travel centers is a result of our deferral agreement with TA as described above. Rental income - travel centers includes $4,299 of adjustments necessary to record rent on the straight line basis for the three months ended September 30, 2007.  For the reasons described above, we ceased recognizing straight line rent under our lease with TA for 145 travel centers in the second quarter of 2008.

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

The decrease in interest expense is primarily due to higher average borrowings as a result of our 2007 acquisitions, offset by a lower weighted average interest rate during 2008 than in 2007.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2007 and 2008.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2007 and 2008.

The decrease in general and administrative expense is due primarily to lower incentive advisory fees recognized in 2008 than in 2007, offset by the impact of additional property investments during 2007 and 2008.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax and taxes relating to our hotel in Puerto Rico in 2008.

The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in July 2007.

The gain on sale of real estate from discontinued operations in 2007 reflects the sale of our 18 Homestead Studio Suites hotels in July 2007 for $205,350.

The decrease in income from continuing operations, net income, net income available for common shareholders, income from continuing operations available for common shareholders per common share and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above.

Nine Months Ended September 30, 2008 versus 2007

	For the Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$700,399	$714,424	$(14,025)	(2.0%	)
Rental Income:
Minimum rents - hotels	93,269	87,893	5,376	6.1%
Minimum rents - travel centers	157,072	134,926	22,146	16.4%
Total rental income	250,341	222,819	27,522	12.4%
FF&E reserve income	18,620	16,993	1,627	9.6%
Interest income	1,177	4,483	(3,306)	(73.7%	)

Expenses:
Hotel operating expenses	500,743	519,242	(18,499)	(3.6%	)
Interest expense	110,626	102,488	8,138	7.9%
Depreciation and amortization - hotels	116,106	109,513	6,593	6.0%
Depreciation and amortization - travel centers	62,171	50,957	11,214	22.0%
Total depreciation and amortization	178,277	160,470	17,807	11.1%
General and administrative	28,920	27,801	1,119	4.0%
TA spin off costs	—	2,711	(2,711)	—
Income tax expense	1,345	1,644	(299)	(18.2%	)
Reserve on straight line rent receivable	19,613	—	19,613	—
Loss on asset impairment	53,225	—	53,225	—

Gain on sale of real estate	1,274	—	1,274	—
Income from continuing operations	79,062	144,363	(65,301)	(45.2%	)
Income from discontinued operations	—	7,440	(7,440)	—
Gain on sale of real estate from discontinued operations	—	95,711	(95,711)	—
Net income	79,062	247,514	(168,452)	(68.1%	)
Net income available for common shareholders	56,652	228,215	(171,563)	(75.2%	)
Weighted average shares outstanding	93,930	92,845	1,085	1.2%
Income from continuing operations available for common shareholders per common share	$0.60	$1.35	$(0.75)	(55.6%	)
Income from discontinued operations available for common shareholders per common share	$0.00	$1.11	$(1.11)	—
Net income available for common shareholders per common share	$0.60	$2.46	$(1.86)	(75.6%	)

The decrease in hotel operating revenues in the nine months ended 2008 versus the nine months ended 2007 was caused primarily by the sale of managed hotels in February and June 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by higher revenues at our remaining managed hotels.  Revenues at our managed hotels increased from the nine months ended 2007 due to higher ADR, offset by slightly lower occupancy rates.  Additional operating statistics of our hotels are included in the table on page 28.

The decrease in hotel operating expenses was primarily caused by the sale of the two hotels and the conversion of our Kauai Marriott hotel to a leased hotel described above, partially offset by increases in the cost of repairs and maintenance, utilities and wages and benefits at our remaining managed hotels in the 2008 period versus the 2007 period.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $16,888 and $20,516 for the nine months ended September 30, 2008 and 2007, respectively.

Certain of our managed hotels had net operating results that were  $7,497 less than the minimum returns due to us in the nine months ended September 30 2007.  We reflect these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.  All of our managed hotels had net operating results that exceeded the minimum returns due to us in the nine months ended September 30, 2008.

The increase in rental income - hotels is a result of the conversion of the Kauai Marriott hotel described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007, partially offset by rents deferred by TA in the third quarter of 2008 as described above. Rental income - travel centers includes $3,800 and $11,464 of adjustments necessary to record rent on the straight line basis for the nine months ended September 30, 2008 and 2007, respectively.  For the reasons described above, we ceased recognizing straight line rent under our lease with TA for 145 travel centers in the second quarter of 2008.

The increase in FF&E reserve income is primarily due to the conversion of the Kauai Marriott hotel to a leased hotel as described above and increased levels of hotel sales in 2008 versus 2007 at our leased hotels.

The decrease in interest income is due to lower average cash balances and lower average interest rates during 2008.

The increase in interest expense is primarily due to higher average borrowings as a result of our 2007 acquisitions, partially offset by a lower weighted average interest rate during 2008 than in 2007.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2007 and 2008.

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of assets acquired in our January 2007 and May 2007 travel center acquisitions and improvements made to our 145 travel centers during 2007 and 2008.

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

The decrease in income tax expense is primarily due to lower federal alternative minimum tax and taxes relating to our hotel in Puerto Rico in 2008.

We recorded a $19,613 reserve in the 2008 second quarter to fully reserve the straight line rent receivable relating to our lease with TA for 145 travel centers.

We recorded a $53,225 loss on asset impairment in the 2008 second quarter to reduce the carrying value of certain intangible assets arising from our January 2007 TA acquisition to their estimated fair market value.

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

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2008, all 475 of our properties were operated under 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by tenants for their own account. These managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 26 and 27. Assuming our eleven hotel operating agreements as of September 30, 2008, had been in place during the twelve months ended September 30, 2008, nine agreements, representing 266 properties, generated coverage of at least 1.0x using historical operating results. The remaining two agreements, representing 24 hotels, generated coverage of 0.99x and 0.48x, respectively.

Assuming our two travel center leases, representing 185 properties as of September 30, 2008, had been in place during the twelve months ended September 30, 2008 the agreements generated coverage of 1.24x and 1.33x, respectively, using historical operating results.  As described above, effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the twelve months ended September 30, 2008 using the contractual rent amounts without consideration of the rent deferral.

Three hundred fifty one (351) of our properties, representing 77% of our total investments at cost as of September 30, 2008, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and other obligations for the foreseeable future.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2008, our hotel managers and hotel tenants contributed $54,474 to these accounts and $74,243 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of September 30, 2008, there was $37,485 on deposit in these escrow accounts, which was held directly by us and reflected on our balance sheet as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2008, we funded $29,120 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

•                  During the nine months ended September 30, 2008, we funded $16,032 for improvements to our Marriott branded hotels using cash on hand and borrowings under our revolving credit facility. We expect to fund between $5,000 to $15,000 for improvements to our Marriott hotels during the remainder of 2008 with funds from our existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum rents and returns payable to us increase.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of September 30, 2008, we have funded $74,600. We funded $3,100 of this amount during the nine months ended September 30, 2008, and we expect to fund an additional approximately $2,000 during the remainder of 2008, using funds from our existing cash balances or borrowings under our revolving credit facility.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Carlson Hotels Worldwide, or Carlson, for management of 12 PrimeSM hotels, we agreed to provide funding to Carlson for rebranding these hotels to Carlson brands and for other improvements at these hotels. To the extent our payments exceed $12,000, the minimum return payable by Carlson to us increases as these funds are advanced. As of September 30, 2008, we have funded $37,411. We funded $297 of this amount during the nine months ended September 30, 2008, and we do not expect to fund any additional amounts during the remainder of 2008.

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

FF&E escrow deposits are not required under our travel center leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year.  The amendment provides that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  As of September 30, 2008, we have funded $94,839 and our remaining purchase commitment under this lease is $25,821.  On October 31, 2008, we purchased $7,073 of additional improvements.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under such lease provisions during the nine months ended September 30, 2008.

On each of January 15, 2008, April 15, 2008 and July 15, 2008, we paid $0.5546875 per share distributions to our Series B preferred shareholders with respect to the periods ended January 14, 2008, April 14, 2008 and July 14, 2008. On September 2, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on September 30, 2008, with respect to the period ended October 14, 2008. We paid this amount on October 15, 2008.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On each of February 15, 2008, May 15, 2008 and August 15, 2008, we paid $0.4375 per share distributions to our Series C preferred shareholders with respect to the periods ended February 14, 2008, May 14, 2008 and August 14, 2008.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On October 1, 2008, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on October 31, 2008, with respect to the period ending November 14, 2008. We expect to pay this amount on or about November 17, 2008, using cash on hand and borrowings under our revolving credit facility.

On each of February 15, 2008, May 15, 2008 and August 15, 2008, we paid $0.77 per share distributions to our common shareholders for the quarters ended December 31, 2007, March 31, 2008 and June 30, 2008.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On October 2, 2008, we declared a $0.77 per share distribution to our common shareholders of record on October 15, 2008, for the quarter ended September 30, 2008.  We expect to pay this amount on or about November 17, 2008 using cash on hand and borrowings under our revolving credit facility.

On March 3, 2008, we redeemed $150,000 of our 7% senior notes using borrowings under our revolving credit facility.

On March 17, 2008, we acquired certain land and improvements at our Petro travel center in Sparks, Nevada for $42,500.  We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (totaling 4.26% per annum at September 30, 2008). Borrowings under the revolving credit facility can be up to $750,000 and the revolving credit facility includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of September 30, 2008, we had a balance of $407,000 outstanding under our revolving credit facility.

At September 30, 2008, we had $9,301 of cash and cash equivalents and $343,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

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

As of September 30, 2008, we had one mortgage note with a current principal balance of $3,578 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro Stopping Centers Holdings, LP, or Petro Holdings, we acquired certain Petro Holdings properties which secured debt that was previously issued by Petro Stopping Centers, LP, or Petro. Upon closing of our acquisition of Petro Holdings, the Petro debt assumed by TA was covenant defeased and funds were escrowed to redeem the Petro debt.  This debt was redeemed by TA on February 15, 2008.

When significant amounts are outstanding under our revolving credit facility or as the maturity dates of our revolving credit facility and term debts approach, we explore alternatives for the repayment of amounts due.  Such alternatives may include incurring additional debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital.  Impacts such as these would impair our ability to make future acquisitions and make our current growth plans unachievable.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increase in indexes, such as LIBOR, which determine the interest rate under our floating rate debts and our costs when we refinance our fixed rate debts may materially increase.  These interest cost increases could have material and adverse impact on our results of operations and financial condition.

Debt Covenants

Our debt obligations at September 30 2008, consist of our revolving credit facility, our $2,275,000 of unsecured term debt and our $3,578 mortgage note. Our unsecured term debt is governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2008, we believe we were in compliance with all of our financial covenants under our indenture and its supplements and our revolving credit facility agreement.

None of our indenture and its supplements, our revolving credit facility or our mortgage note contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings.

Our senior debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, a default on our public debt indenture would be a default on our revolving credit facility.

On May 9, 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, or FSP 14-1.  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The effective date of FSP 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  Our $575,000 of convertible senior notes are within the scope of FSP 14-1 and therefore, we will be required to record the debt components of the convertible notes at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt.  The implementation of FSP 14-1 will result in a decrease to net income and earnings per share for all periods presented; however, there will be no effect on our cash interest payments.  We anticipate that as a result of the application of this standard beginning in fiscal year 2009, our annual earnings per common share will decrease by approximately $0.08 to $0.10 per share.  Additionally, we anticipate that the application of FSP 14-1 will decrease the carrying value of our convertible notes as of December 31, 2008 by approximately $31,000, with a corresponding increase to shareholders equity.

Management Agreements, Leases and Operating Statistics

As of September 30, 2008, we owned 290 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt, and Carlson under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of September 30, 2008, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns and rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott® (7)	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott® (7)	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,019	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$586,683	$207,581	$425,375	$274,222	$47,035	$436,708	$589,405

Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	—	$36,872 (8)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (2):	3 for 12 years each.	1 for 10 years, 2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (3):	$58,636	$20,740	$43,974	$28,508	$5,522	$37,882	$50,000

Additional Return:	—	—	$711 (6)	—	—	—	$10,000 (6)

Percentage Return / Rent (4):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (5):
Year ended 12/31/07:	1.63x	1.33x	1.29x	1.22x	0.80x	1.09x	1.43x
Twelve months ended 9/30/08:	1.56x	1.21x	1.24x	1.21x	0.48x	1.15x	1.42x
Three months ended 9/30/08:	1.58x	1.36x	1.30x	0.95x	0.44x	1.28x	1.56x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.

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

(8)             A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13
Number of Properties:	14	10	23	11	145	40	475

Number of Rooms / Suites:	4,139	2,937	2,784	2,096	— (9)	—	42,939 (9)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (1):	$512,303	$240,340	$303,844	$202,251	$1,824,793	$705,507	$6,356,047

Security Deposit (000s):	$36,872 (7)	$36,872 (7)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (3):	$44,258	$21,130	$21,937	$12,920	$159,901(10)(11)	$66,177(10)	$571,585

Additional Return:	$3,458 (6)	$1,750 (6)	50% of cash flow in excess of minimum return. (8)	50% of cash flow in excess of minimum return. (8)	—	—	$15,919
Percentage Return / Rent (4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (5)(12):
Year ended 12/31/07:	1.33x	1.39x	0.53x	1.70x	1.26x	1.09x	0.53x — 1.63x
Twelve months ended 9/30/08:	1.32x	1.15x	0.99x	1.51x	1.24x	1.33x	0.48x — 1.56x
Three months ended 9/30/08:	1.18x	0.95x	1.10x	1.40x	1.80x	1.92x	0.44x — 1.93x

Other Security Features:	Limited guarantee provided by InterContinental.	Limited guarantee provided by InterContinental.	Limited guarantee provided by Hyatt.	Limited guarantee provided by Carlson.	TA parent guarantee.	TA parent guarantee.

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

(10)        Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent for the period from July 1, 2008 until December 31, 2010.  For the quarter ended September 30, 2008, TA deferred $15,000 in rents.  TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral.

(11)        The amount of minimum rent payable to us by TA is scheduled to increase to $163,978, $168,055, $173,135 and $178,216 in 2009, 2010, 2011 and 2012, respectively.

(12)        TA rent coverage ratios were calculated based upon the contractual rent amounts and do not reflect the effect of any rent deferral.

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. This data has not been independently verified by us.

	No. of	No. of Rooms	Third Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2008	2007	Change	2008	2007	Change
ADR
InterContinental (no. 1)	31	3,844	$114.60	$111.84	2.5%	$114.88	$110.97	3.5%
InterContinental (no. 2)	76	9,220	71.31	68.76	3.7%	71.98	69.75	3.2%
InterContinental (no. 3)	14	4,139	140.16	141.62	-1.0%	145.49	142.46	2.1%
InterContinental (no. 4)	10	2,937	106.90	105.43	1.4%	110.82	109.24	1.4%
Marriott (no. 1)	53	7,610	119.91	120.25	-0.3%	124.51	124.39	0.1%
Marriott (no. 2)	18	2,178	120.38	119.17	1.0%	121.13	119.02	1.8%
Marriott (no. 3) (2)	34	5,019	109.46	108.99	0.4%	110.75	108.90	1.7%
Marriott (no. 4)	19	2,756	111.49	108.98	2.3%	120.00	116.67	2.9%
Marriott (no. 5) (2)	1	356	230.85	230.06	0.3%	230.30	221.16	4.1%
Hyatt	23	2,784	100.66	94.04	7.0%	103.54	95.75	8.1%
Carlson	11	2,096	102.89	99.31	3.6%	105.23	100.82	4.4%
Total/Average	290	42,939	106.99	105.42	1.5%	109.76	107.19	2.4%

OCCUPANCY
InterContinental (no. 1)	31	3,844	78.7%	78.8%	-0.1pt	76.1%	76.2%	-0.1pt
InterContinental (no. 2)	76	9,220	76.2%	78.7%	-2.5pt	74.0%	76.1%	-2.1pt
InterContinental (no. 3)	14	4,139	77.7%	79.1%	-1.4pt	77.2%	78.7%	-1.5pt
InterContinental (no. 4)	10	2,937	71.7%	67.8%	3.9pt	71.4%	70.6%	0.8pt
Marriott (no. 1)	53	7,610	72.2%	74.5%	-2.3pt	68.6%	69.5%	-0.9pt
Marriott (no. 2)	18	2,178	80.2%	79.2%	1.0pt	74.0%	76.8%	-2.8pt
Marriott (no. 3) (2)	34	5,019	77.2%	79.4%	-2.2pt	73.8%	76.1%	-2.3pt
Marriott (no. 4)	19	2,756	70.6%	73.6%	-3.0pt	72.0%	73.0%	-1.0pt
Marriott (no. 5) (2)	1	356	82.3%	86.8%	-4.5pt	81.9%	86.2%	-4.3pt
Hyatt	23	2,784	69.7%	60.3%	9.4pt	69.4%	58.3%	11.1pt
Carlson	11	2,096	67.9%	73.6%	-5.7pt	67.8%	70.6%	-2.8pt
Total/Average	290	42,939	74.7%	75.6%	-0.9pt	72.7%	73.3%	-0.6pt

RevPAR
InterContinental (no. 1)	31	3,844	$90.19	$88.13	2.3%	$87.42	$84.56	3.4%
InterContinental (no. 2)	76	9,220	54.34	54.11	0.4%	53.27	53.08	0.4%
InterContinental (no. 3)	14	4,139	108.90	112.02	-2.8%	112.32	112.12	0.2%
InterContinental (no. 4)	10	2,937	76.65	71.48	7.2%	79.13	77.12	2.6%
Marriott (no. 1)	53	7,610	86.58	89.59	-3.4%	85.41	86.45	-1.2%
Marriott (no. 2)	18	2,178	96.54	94.38	2.3%	89.64	91.41	-1.9%
Marriott (no. 3) (2)	34	5,019	84.50	86.54	-2.4%	81.73	82.87	-1.4%
Marriott (no. 4)	19	2,756	78.71	80.21	-1.9%	86.40	85.17	1.4%
Marriott (no. 5) (2)	1	356	189.99	199.69	-4.9%	188.62	190.64	-1.1%
Hyatt	23	2,784	70.16	56.71	23.7%	71.86	55.82	28.7%
Carlson	11	2,096	69.86	73.09	-4.4%	71.35	71.18	0.2%
Total/Average	290	42,939	$79.92	$79.70	0.3%	$79.80	$78.57	1.6%

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  THESE FORWARD LOOKING STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-Q AND INCLUDE  BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR INTENT, BELIEF OR EXPECTATION, OR THE INTENT, BELIEF OR EXPECTATION OF OUR TRUSTEES AND OFFICERS WITH RESPECT TO:

•                  OUR MANAGERS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US;

•                  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

•                  OUR INTENT TO REFURBISH, REBRAND OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES;

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

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST;

•                  OUR ABILITY TO APPROPRIATELY BALANCE THE USE OF DEBT AND EQUITY AND TO RAISE CAPITAL; AND

•                  OTHER MATTERS.

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY THE FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  SUCH FACTORS INCLUDE, WITHOUT LIMITATION:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR MANAGERS AND TENANTS;

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

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE UNITED STATES; AND IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED BECAUSE OF THE GENERAL SLOWING OF THE ECONOMY, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY DECLINE AND OUR MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  THE PRICE WHICH TA MUST PAY TO PURCHASE DIESEL FUEL AND OTHER PRODUCTS WHICH IT SELLS MAY MATERIALLY INCREASE, AND THESE PRICE INCREASES MAY INCREASE TA’S WORKING CAPITAL REQUIREMENTS MORE THAN CURRENTLY EXPECTED;

•                  THE CURRENT SLOWING OF THE U.S. ECONOMY MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY REDUCE THE DEMAND FOR TA’S GOODS AND SERVICES AND FURTHER REDUCE TA’S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

•                  FUEL CONSERVATION EFFORTS, AN EXTENDED PERIOD OF LIMITED ACTIVITY IN THE HOUSING DEVELOPMENT INDUSTRY OR A SIGNIFICANT AND PROLONGED DECLINE IN THE IMPORT INTO THE U.S. OF CONSUMER GOODS, EACH OF WHICH MAY AFFECT THE DEMAND

FOR TA’S GOODS AND SERVICES BY TRUCKERS, WOULD ADVERSELY AFFECT TA’S BUSINESS AND TA’S ABILITY TO PAY RENTS, INCLUDING DEFERRED AMOUNTS DUE TO US; OR

•                  TA MAY BE OR BECOME UNABLE TO PROPERLY MANAGE ITS BUSINESS TO PRODUCE ADEQUATE CASH FLOWS TO PAY ITS OBLIGATIONS.

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, AQCUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES.

THESE RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

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

PART II          Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2008, pursuant to our Incentive Share Award Plan, we granted our officers and certain key employees of RMR, our manager, an aggregate of 31,125 common shares of beneficial interest, par value $0.01 per share, valued at $20.57 per share, the closing price of our common shares on the New York Stock Exchange on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other

On November 6, 2008, our Board of Trustees approved Amended and Restated Bylaws, which reflect various revisions to our previous bylaws.  The Amended and Restated Bylaws are effective as of November 6, 2008.

The changes reflected in the Amended and Restated Bylaws from our previous bylaws include, among other things:

•                  A number of revisions to the provisions regarding meetings of our shareholders contained in Article II, including among other things:

•                  Expressly providing that notice of shareholders meetings may be made by electronic transmission;

•                  Eliminating the prescribed time that a notice for a shareholders meeting must be given in advance of the meeting (previously between 15 and 60 days prior to the annual meeting and effectively between not less than 10 days or more than 60 days for a special meeting);

•                  Eliminating any express bylaw requirement to provide notice of an adjourned shareholders meeting or for setting a new record date for an adjourned meeting;

•                  Expressly authorizing the chairperson of a shareholders meeting to adjourn the meeting for any reason deemed necessary by the chairperson, including if (i) no quorum is present for the transaction of the business, (ii) the Board of Trustees or the chairperson of the meeting determines that adjournment is necessary or appropriate to enable the shareholders to consider fully information that the Board of Trustees or the chairperson of the meeting determines has not been made sufficiently or timely available to shareholders or (iii) the Board of Trustees or the chairperson of the meeting determines that adjournment is otherwise in our best interests;

•                  Enumerating additional specific actions the chairperson of a shareholders meeting is entitled to take at the meeting for the proper conduct of the meeting, including concluding the meeting and complying with any state and local laws concerning safety and security;

•                  Providing that shareholders present, either in person or by proxy, at a meeting which has been duly called and convened and at which a quorum was established may continue to transact business until adjournment, notwithstanding the withdrawal of enough votes to leave less than a quorum then being present at the meeting;

•                  Amending the voting standard for approval of matters to be voted upon by shareholders, other than for the election of Trustees or other matters for which our Declaration of Trust, applicable law or the listing requirements of the principal exchange on which our common shares are listed require otherwise, to require the affirmative vote of 75% of the votes entitled to be cast for each such matter unless the Board of Trustees has previously approved a matter, in which case, the vote required for approval shall be a majority of votes cast at a meeting of shareholders duly called and at which a quorum is present;

•                  Removing the bylaw expressly providing that the Board of Trustees may adopt by resolution a procedure by which a shareholder may certify in writing to us that any shares registered in the name of the shareholder are held for the account of a specified person other than the shareholder, resulting in the person specified in the certification being regarded as, for the purposes set forth in the certification, the shareholder of record of the specified shares;

•                  Removing the bylaw requirement that we deliver an annual report to shareholders at or before the annual meeting of shareholders, as we are separately subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, as well as reporting requirements under Maryland law and the rules of the New York Stock Exchange (the stock exchange on which our shares are listed), which requirements obligate us to provide annual reports to our shareholders;

•                  Revising the procedures for submission of nominations for Trustee elections and other proposals by shareholders for consideration at an annual meeting of shareholders, including, among other things:

•                  Requiring a shareholder wishing to make a nomination or proposal of other business to be a shareholder of record at the time of submitting its notice of a nomination or other proposal through and including the time of the meeting;

•                  Providing that the advance notice provisions in Section 2.14.1(a)(ii) are the exclusive means for a shareholder to submit such business for consideration at an annual meeting of shareholders, except to the extent of matters which are required to be presented to shareholders by applicable law which have been properly presented in accordance with the requirements of such law;

•                  Revising the deadline for submitting a notice of a nomination or proposal of other business for consideration at an annual meeting of our shareholders to not later than 5:00 p.m. (Eastern Time) on the 120th day nor earlier than the 150th day prior to the first anniversary of the date of our preceding year’s proxy statement; and if the date of the proxy statement for the annual meeting is more than 30 days earlier than the first anniversary of the date of the proxy statement for the preceding year’s annual meeting, the notice shall be delivered by not later than 5:00 p.m. (Eastern Time) on the 10th day following the earlier of the day on which (i) notice of the annual meeting is mailed or otherwise made available or (ii) public announcement (as defined in the Amended and Restated Bylaws) of the date of such meeting is first made by us; and corresponding changes were made to the deadline for nominations for Trustee elections where we increase the number of Trustees to be elected at the meeting but only with respect to nominees for any new positions created by such increase and for special meetings of shareholders if the Board of Trustees has determined that Trustees shall be elected at that special meeting;

•                  For purposes of our 2009 annual meeting of shareholders, the amendments provide that, to be timely, a notice shall be delivered to our secretary at our principal executive offices not later than 5:00 p.m. (Eastern Time) on December 31, 2008 nor earlier than December 1, 2008;

•                  Expanding the information required to be provided regarding any proposed nominee or certain associates of the proposed nominee by the proposing shareholder, including, among other things:

•                  Requiring information as to the proposed nominee’s qualifications to be a Trustee pursuant to the criteria set forth in Section 3.1 of the Amended and Restated Bylaws;

•                  Expanding to 24 months the period of time prior to the submission of the notice by the shareholder for which disclosure regarding transactions relating to our securities by the proposed nominee or certain associates of the proposed nominee need be provided by the proposing shareholder;

•                  Requiring disclosure of certain performance related fees that the proposed nominee or certain of the proposed nominee’s associates are entitled to based on any increase or decrease in the value of our shares or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction (as defined in the Amended and Restated Bylaws), if any, as of the date of such notice;

•                  Requiring disclosure of any proportionate interest in our shares or instrument or arrangement of the type contemplated within the definition of a Derivative Transaction held, directly or indirectly, by a general or limited partnership in which such proposed nominee or certain associates of the proposed nominee is a general partner or, directly or indirectly, beneficially owns an interest in a general partner;

•                  Requiring disclosure of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the proposing shareholder, certain associates of the proposed nominee, or their respective affiliates and associates, or others acting in concert therewith, on the one hand, and the proposed nominee, or his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission, if the shareholder making the nomination and certain associates of the proposed nominee on whose behalf the nomination is made, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant; and

•                  Requiring disclosure of any rights to dividends on our shares owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from our underlying shares;

•                  Expanding the information required to be provided by the shareholder regarding itself and certain of its associates to include, among other things:

•                  A description of all agreements, arrangements and understandings between the shareholder and certain associates of the shareholder amongst themselves or with any other person or persons (including their names) in connection with the proposal of such business by the shareholder;

•                  Additional information regarding transactions by the proposed shareholder and certain associates of the shareholder involving our securities, including extending to 24 months the period of time prior to the submission of the notice by the shareholder for which such information must be provided;

•                  Disclosure of the shareholder’s investment intent with respect to the shareholder’s acquisition of our securities;

•                  All information relating to the shareholder and certain associates of the shareholder required to be disclosed in connection with the solicitation of proxies for election of Trustees in an election contest (even if an election contest is not involved), or is otherwise required, in each case, pursuant to Section 14 (or any successor provision) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder;

•                  Disclosure of certain performance related fees that the shareholder or certain associates of the shareholder is entitled to based on any increase or decrease in the value of our shares or instrument or arrangement of the type contemplated within the definition of Derivative Transaction, if any, as of the date of such notice;

•                  Disclosure of any proportionate interest in our shares or instrument or arrangement of the type contemplated within the definition of Derivative Transaction held, directly or indirectly, by a general or limited partnership in which the shareholder or certain associates of the shareholder is a general partner or, directly or indirectly, beneficially owns an interest in a general partner; and

•                  Disclosure of any rights to dividends on our shares owned beneficially by the proposed nominee or certain associates of the proposed nominee that are separated or separable from our underlying shares; and

•                  Requiring the shareholder to indicate the class and series of beneficial interest of our securities entitled to vote for the proposed nominee and/or other proposal of business, as applicable, if more than one class or series of beneficial interest is outstanding;

•                  Clarifying and revising the notice obligations for a shareholder nomination or other proposal that, if approved and implemented by us, would cause us to be in breach of any covenant of ours in any existing debt instrument or agreement to extend the provision to cover other material agreements and to apply generally to our subsidiaries (as defined in the Amended and Restated Bylaws) as well as us and to require the proposing shareholder to provide at the same time as the submission of its nomination or other proposal evidence of the availability to us of substitute credit or contractual arrangements similar to the credit or contractual arrangements which are implicated by the shareholder nomination or other proposal that are at least as favorable to us, as determined by the Board of Trustees in its discretion, unless the proposing shareholder instead submits at such time evidence satisfactory to the Board of Trustees of the lender’s or contracting party’s willingness to waive the breach of covenant or default;

•                  Clarifying and expanding the notice requirements regarding shareholder nominations or other proposals requiring regulatory notice, consent or approval to require that the shareholder provide at the same time as the submission of the nomination or proposal of other business evidence satisfactory to the Board of Trustees that the applicable governmental or regulatory actions have been made or obtained or if that evidence was not obtainable by the time of such submission despite the shareholder’s diligent and best efforts, a detailed plan for making or obtaining the applicable filings, consents or approvals prior to the election of any shareholder nominee or the implementation of the shareholder’s proposal, which plan must be satisfactory to the Board of Trustees in its discretion;

•                  Clarifying the procedures for the verification of information provided by the shareholder making the nomination or other proposal of business and expressly providing that the proposing shareholder is responsible for ensuring compliance with the advance notice provisions, that any responses of the shareholder to any request for information will not cure any defect in the shareholder’s notice and that neither we, the Board of Trustees or any committee of the Board of Trustee nor any officer of ours has any duty to request clarification or updating information or inform the proposing shareholder of any defect in the shareholder’s notice; and

•                  Providing that, subject to applicable law, any shareholder proposal for business the subject matter or effect of which would be within the exclusive purview of the Board of Trustees or would reasonably likely, if considered by the shareholders or approved or implemented by us, result in an impairment of the limited liability status for our shareholders, shall be deemed not to be a matter upon which the shareholders are entitled to vote;

•                  A number of revisions to the provisions regarding qualifications and meetings of Trustees and processes of the Board of Trustees contained in Article III, including among other things:

•                  Expressly providing for nonexclusive qualifications that a Trustee must possess to qualify for nomination or election as a Trustee, including that the individual (i) has substantial expertise or experience relevant to our business or the business of our subsidiaries, (ii) has not been convicted of a felony and (iii) meets the qualifications of an Independent Trustee or a Managing Trustee (each as defined in the Amended and Restated Bylaws), as appropriate;

•                  Expressly providing that, in the case of failure to elect Trustees at an annual meeting of the shareholders, the incumbent Trustees shall hold over and continue to direct the management of our business and affairs until they may resign or until their successors are elected and qualify;

•                  Providing that, if enough Trustees have withdrawn from a meeting of the Board of Trustees so as to leave fewer than are required to establish a quorum, but the meeting is not adjourned, the action of the majority of that number of Trustees necessary to constitute a quorum at the meeting shall be the action of the Board of Trustees, unless the concurrence of a greater proportion is required for such action by applicable law, the Declaration of Trust or the Amended and Restated Bylaws;

•                  Expressly providing that any Trustee elected to fill a vacancy, whether occurring due to an increase in size of the Board of Trustees or by the death, resignation or removal of any Trustee, shall hold office for the remainder of the full term of the class of Trustees in which the vacancy occurred or was created and until a successor is elected and qualifies;

•               Removing the provision that provided that we may lend money to, guarantee an obligation of or otherwise assist a Trustee;

•                  Providing that a Trustee may be removed at any time, with or without cause, by the affirmative vote either of all the remaining Trustees or of the holders of shares representing two-thirds of the total votes authorized to be cast by shares then outstanding and entitled to vote thereon, voting as a single class, at a meeting of shareholders properly called for that purpose;

•                  Removing the provision that provided that no Trustee shall be liable for any loss which may occur by reason of the failure of the bank, trust company, savings and loan association or other institution with whom moneys or share have been deposited; and

•                  Including emergency provisions in order to provide for procedural flexibility in the event of an emergency;

•                  Revisions were made to Articles IV and V to update the roles and processes of the committees of the Board of Trustees and our officers, including permitting committees to take action by written consent executed by a majority of the members rather than requiring unanimous written consent for the committees to take written action;

•                  Revisions were made to Article VII to provide for certain clarifications and administrative changes, including expressly providing that shareholders may request that their shares be in book entry form;

•                  A new Article VIII was adopted which, similar to our Declaration of Trust, generally restricts our shareholders from owning in excess of 9.8% of any class or series of our shares and provides for various procedures regarding the treatment of shares owned in excess of that limit, including among other things:

•                  Possible transferring of those excess shares to a charitable trust, having those excess shares subject to purchase by us or deeming the transfer of the shares that would constitute excess shares to be void and of no effect;

•                  Providing for the compensation of any charitable Trustee of a charitable trust and indemnification of the charitable Trustee’s and the trust’s costs and expenses; and

•                  Divesting of rights of such shareholder in those excess shares, including rights to dividends and voting;

•                  A new Article IX was adopted which provides for various regulatory and disclosure requirements effecting us or any of our subsidiaries that our shareholders shall comply with, including, among other things:

•                  Requiring that shareholders whose ownership interest in us or actions affecting us, triggers the application of any requirement or regulation of any federal, state, municipal or other governmental or regulatory body on us or any subsidiary of ours or any of their respective businesses, assets or operations, promptly take all actions necessary and fully cooperate with us to ensure that such requirements or regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of us or any subsidiary of ours;

•                  Requiring that, if the shareholder fails or is otherwise unable to promptly take such actions so as to satisfy such requirements or regulations, then the shareholder shall promptly divest a sufficient number of our shares necessary to cause the application of such requirement or regulation to not apply to us or any subsidiary of ours; and, if the shareholder fails to cause such satisfaction or divest itself of such sufficient number of our shares by not later than the 10th day after triggering such requirement or regulation, then any shares of ours beneficially owned by such shareholder at and in excess of the level triggering the application of such requirement or regulation shall, to the fullest extent permitted by law, be deemed to constitute shares held in violation of the ownership limitations set forth in Article VIII of the Amended and Restated Bylaws and be subject to the provisions of Article VIII of the Amended and Restated Bylaws and any actions triggering the application of such requirements or regulations may be deemed by us to be of no force or effect;

•                  Requiring that if the shareholder fails to satisfy the requirements or regulations or to take curative actions within such 10 day period, we may take all other actions which the Board of Trustees deems appropriate to require compliance or to preserve the value of our assets; and we may charge the offending shareholder for our costs and expenses as well as any damages which may result to us;

•                  Requiring that shareholders comply with all applicable requirements of federal and state laws, including all rules and regulations promulgated thereunder, in connection with such shareholder’s ownership interest in us and all other laws which apply to us or any subsidiary of ours or their respective businesses, assets or operations and which require action or inaction on the part of the shareholder;

•                  Providing that, if a shareholder, by virtue of the shareholder’s ownership interest in us or its receipt or exercise of proxies to vote shares owned by other shareholders would not be permitted to vote the shareholder’s shares or proxies for shares in excess of a certain amount pursuant to applicable law but the Board of Trustees determines that the excess shares or shares represented by the excess proxies are necessary to obtain a quorum, then the shareholder shall not be entitled to vote any such excess shares or proxies, and instead such excess shares or proxies may, to the fullest extent permitted by law, be voted by our advisor (or by another person designated by the Trustees) in proportion to the total shares otherwise voted on such matter; and

•                  Providing that, to the fullest extent permitted by law, any representation, warranty or covenant made by a shareholder with any governmental or regulatory body in connection with such shareholder’s interest in us or any subsidiary of ours shall be deemed to be simultaneously made to, for the benefit of and enforceable by, us and any applicable subsidiary of ours;

•                  Former Article IX of our bylaws (now Article XI of the Amended and Restated Bylaws) was amended by removing the provision expressly authorizing the Board of Trustees, before payment of any dividends or other distributions, to set aside out of any funds available for dividends or other distributions such sum or sums as the Board of Trustees may from time to time, in its absolute discretion, think proper as a reserve fund for contingencies or for any other purpose as the Trustees shall determine to be in our best interest;

•                  As we are a party to an advisory agreement with our advisor, RMR, what was formerly Article XII of the bylaws was removed as the advisory agreement directly governs our relationship with RMR;

•                  Former Article XIV of our bylaws (now Article XV of the Amended and Restated Bylaws) was amended to add additional provisions, including, among other things:

•                  Providing that, to the fullest extent permitted by law, each shareholder will be liable to us for, and indemnify and hold harmless us (and any of our subsidiaries or affiliates) from and against, all costs, expenses, penalties, fines or other amounts arising from such shareholder’s breach of any provision of the Amended and Restated Bylaws or the Declaration of Trust or any action against us in which such shareholder is not the prevailing party;

•                  Providing procedures for ratification of past action or inaction on the part of us or our officers; and

•                  Empowering the Board of Trustees to make determinations regarding ambiguities in the application of the Amended and Restated Bylaws; and

•                  Various other amendments and modifications to address various administrative matters, clarify certain provisions, eliminate certain matters already addressed in the Declaration of Trust and update some outdated provisions.

To the extent that the amendments to our bylaws, as well as the preexisting provisions of our bylaws, contain provisions which limit the ability of a shareholder to remove management or Trustees or restrict the ability to own or transfer our shares, those provisions may have anti-takeover effects.

The foregoing summary of the amendments to the existing bylaws is qualified in its entirety by reference to the text of the amendments and the Amended and Restated Bylaws.  The Amended and Restated Bylaws, and a copy marked to show changes from the prior bylaws, are attached hereto as Exhibits 3.1 and 3.2, respectively, and are incorporated by reference herein.

Item 6.  Exhibits

3.1	Amended and Restated Bylaws of Hospitality Properties Trust, as amended and restated on November 6, 2008. (Filed herewith)
3.2	Amended and Restated Bylaws of Hospitality Properties Trust, as amended and restated on November 6, 2008 (marked). (Filed herewith)
4.1	Form of Certificate of Preferred Stock. (Filed herewith)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith)
31.1	Rule 13a-14(a) Certification. (Filed herewith)
31.2	Rule 13a-14(a) Certification. (Filed herewith)
31.3	Rule 13a-14(a) Certification. (Filed herewith)
31.4	Rule 13a-14(a) Certification. (Filed herewith)
32	Section 1350 Certification. (Furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 10, 2008

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 10, 2008