Form 10-K
period 2008-12-31
HOSPITALITY PROPERTIES TRUST
filed 2009-03-02
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-115272

Hospitality Properties Trust
 (Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-3262075 (IRS Employer Identification No.)
400 Centre Street, Newton, Massachusetts (Address of Principal Executive Offices)	02458 (Zip Code)

Registrant's Telephone Number, Including Area Code 617-964-8389

         Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting shares of the registrant held by non-affiliates was $2.3 billion based on the $24.46 closing price per common share on the New York Stock Exchange on June 30, 2008. For purposes of this calculation, an aggregate of 403,793 common shares of beneficial interest $0.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

         Number of the registrant's Common Shares outstanding as of February 27, 2009: 93,992,635

         References in this Annual Report on Form 10-K to the "Company," "HPT," "we," "us" or "our" include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our to be filed definitive Proxy Statement for the annual meeting of shareholders scheduled for May 15, 2009, or our to be filed definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT OF FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE", OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR MANAGERS' OR TENANTS' ABILITY TO PAY RETURNS OR RENT TO US;

  •
  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

  •
  OUR INTENT TO REFURBISH, REBRAND OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES;

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY;

  •
  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL AND MAKE DISTRIBUTIONS;

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT;

  •
  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

  •
  OTHER MATTERS.

        THESE FORWARD LOOKING STATMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS, OR EXPECTATIONS, BUT FORWARD LOOKING STATMEENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS;

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND ITS RELATED ENTITIES AND CLIENTS;

  •
  CHANGES IN PERSONNEL OR THE LACK OF AVAILABILITY OF QUALIFIED PERSONNEL;

  •
  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS;

i

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES;

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

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY;

  •
  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY; AND IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED DURING THE CURRENT U.S. RECESSION, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR MANAGERS AND TENANTS MAY SUFFER AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

  •
  THE CURRENT U.S. RECESSION MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE. SUCH CIRCUMSTANCES MAY FURTHER REDUCE THE DEMAND FOR GOODS AND SERVICES OF TRAVELCENTERS OF AMERICA LLC, OR TA, OUR TRAVEL CENTERS TENANT, AND FURTHER REDUCE TA'S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

  •
  DEPRESSED HOTEL OPERATING RESULTS MAY RESULT IN A DEMAND ON GUARANTORS OF OUR MINIMUM RETURNS OR RENTS TO PAY SOME OF THE MINIMUM RETURNS DUE TO US AND SUCH GUARANTORS MAY BE UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS;

  •
  THE PRICE WHICH TA MUST PAY TO PURCHASE DIESEL FUEL AND OTHER PRODUCTS WHICH IT SELLS MAY MATERIALLY INCREASE, AND THESE PRICE INCREASES MAY INCREASE TA's WORKING CAPITAL REQUIREMENTS MORE THAN CURRENTLY EXPECTED AND REDUCE TA's ABILITY TO PAY OUR RENTS;

  •
  FUEL CONSERVATION EFFORTS, AN EXTENDED PERIOD OF LIMITED ACTIVITY IN THE HOUSING DEVELOPMENT INDUSTRY OR A SIGNIFICANT AND PROLONGED DECLINE IN THE IMPORT INTO THE U.S. OF CONSUMER GOODS, MAY EACH AFFECT THE DEMAND FOR TA'S GOODS AND SERVICES AND TA'S ABILITY TO PAY RENTS TO US, INCLUDING DEFERRED AMOUNTS DUE TO US;

  •
  TA MAY BE OR BECOME UNABLE TO PROPERLY MANAGE ITS BUSINESS TO PRODUCE ADEQUATE CASH FLOWS TO PAY ITS OBLIGATIONS;

  •
  PARTICIPATION IN AN INSURANCE BUSINESS INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL

    AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY FINANCE CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PROCURED WITH OTHER MORE ESTABLISHED INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDS THAN WE EXPECT; AND

  •
  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES;

        THESE RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS' OR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.

        OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER "ITEM 1A. RISK FACTORS."

        FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY APPLICABLE LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

        OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, A COPY OF WHICH, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS THERETO, IS DULY FILED IN THE OFFICE OF THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT THE NAME "HOSPITALITY PROPERTIES TRUST" REFERS TO THE TRUSTEES UNDER THE DECLARATION OF TRUST AS SO AMENDED AND SUPPLEMENTED, COLLECTIVELY AS TRUSTEES, BUT NOT INDIVIDUALLY OR PERSONALLY, AND THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST, IN ANY WAY, SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HOSPITALITY PROPERTIES TRUST
2008 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our Proxy Statement for the annual meeting of shareholders scheduled to be held on May 15, 2009, to be filed pursuant to Regulation 14A.

PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2008, we owned 289 hotels with 42,881 rooms or suites, and 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

        Our principal external growth strategy is to expand our investments in high quality real estate used in hospitality industries and enter leases and management agreements with qualified operators which generate returns to us that exceed our operating and capital costs. Our principal internal growth strategy is to participate through percentage returns and rents in increases in total sales at our properties, and, under some of our hotel management agreements, increases in the operating income of our properties.

        Our investment, financing and disposition policies and business strategies are established by our board of trustees and may be changed by our board of trustees at any time without shareholder approval.

HOTEL PROPERTIES

        As of December 31, 2008, our hotels are operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, Crowne Plaza Hotels & Resorts®, Hyatt Place™, AmeriSuites®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, or Park Plaza® Hotels & Resorts.

        Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 80-150 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. These hotels generally have a market offering 24-hour snacks & beverages, a restaurant, lounges, meeting rooms, business services, an exercise room, a guest laundry and a pool. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2008, 728 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, select service segment of the United States hotel industry. We have invested a total of $849 million in 71 Courtyard by Marriott® hotels with a total of 10,281 rooms.

        Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one-bedroom suites designed for business and leisure travelers expecting to stay five or more nights. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work area and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner, television, combination videocassette and DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and free local calls. Most Candlewood Suites® suites contain a king size bed. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, free guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments

24 hours a day. According to InterContinental Hotels Group plc, or InterContintental, the owner of the Candlewood Suites® brand, there were 204 Candlewood Suites® hotels open and operating in the United States as of December 2008. We have invested $589 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

        Staybridge Suites® hotels generally offer residential style studio, one-bedroom and two bedroom suites for business, governmental, relocations and family travelers. Each suite typically offers a fully equipped kitchen and a work area with an oversized desk, multi-feature telephones, an ergonomically designed chair and high speed internet access. Other amenities usually include free breakfast buffet, evening receptions, an on site convenience store, complimentary guest laundry, fitness center and a 24 hour business center. According to InterContinental, the owner of the Staybridge Suites® brand, there were 150 Staybridge Suites® hotels open and operating in the United States and internationally as of December 2008. We have invested a total of $476 million in 35 Staybridge Suites® hotels with a total of 4,338 suites.

        Residence Inn by Marriott® hotels are designed to attract business, governmental and family travelers who stay several consecutive nights. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have daily housekeeping, swimming pools, exercise rooms, business centers, a Sport Court® and a guest laundry. According to Marriott, as of December 2008, 555 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $455 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

        Crowne Plaza Hotels & Resorts® is InterContinental's upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® have a particular focus on meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 295 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. With its wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities, Crowne Plaza Hotels & Resorts® attempt to exceed guest expectations by providing "the right room, the right technology and the right service". According to InterContinental, there were 187 Crowne Plaza Hotels & Resorts® open and operating worldwide as of December 2008. We have invested a total of $368 million in 12 Crowne Plaza Hotels & Resorts® with a total of 4,406 rooms.

        Hyatt Place™ and AmeriSuites® hotels are all suite hotels designed to compete in the all suite segment of the lodging industry. After it acquired the AmeriSuites® brand in 2005, Global Hyatt Corporation, or Hyatt, announced a plan for all qualifying AmeriSuites® hotels to be rebranded to the more upscale Hyatt Place™ brand and renovated to incorporate the new interior and exterior design of the Hyatt Place™ brand. The renovation of our AmeriSuites® hotels began during 2006. As of December 31, 2008, we have completed renovations and rebranded 21 of our former AmeriSuites®hotels. Most renovated Hyatt Place™ hotel rooms include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi internet and a media center with a 42 inch high definition plasma television. Hotel guests can also enjoy complimentary continental breakfast and access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Our one remaining AmeriSuites® hotel is currently being renovated and rebranded and is expected to re-open as a Hyatt Place™ by June 2009. According to Hyatt, there were two AmeriSuites® hotels and 124 Hyatt

Place™ hotels open and operating in the United States as of December 2008. We have invested $299 million in 22 Hyatt Place™ and AmeriSuites® hotels with a total of 2,725 suites.

        InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver favorable guest experiences. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas and health/fitness centers. According to InterContinental, there were 55 InterContinental Hotels & Resorts® hotels open worldwide as of December 2008. We have invested a total of $310 million in five InterContinental Hotels & Resorts® with a total of 1,479 rooms.

        Marriott Hotels and Resorts® are renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. The guest rooms offer luxury linens, a "smart workspace" with an ergonomic chair and multi-feature telephones. Our Marriott Hotels and Resorts® have between 20,000 to 29,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, there were 348 Marriott Hotels and Resorts® open worldwide as of December 2008. We have invested $117 million in three Marriott Hotels and Resorts® with a total of 1,349 guest rooms.

        Radisson® Hotels & Resorts is a leading full service hotel brand. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 rooms. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, restaurants, room service and a pre-arrival online check in system. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, swimming pool, exercise facilities and one or more restaurants. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, there were 407 Radisson® Hotels & Resorts open and operating worldwide as of December 2008. We have invested a total of $116 million in five Radisson® Hotels & Resorts with a total of 1,134 rooms.

        TownePlace Suites by Marriott® are extended stay hotels offering studio, one bedroom and two bedroom suites for business and family travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas. Other amenities offered typically include voice mail, free high speed internet access, guest laundry facilities and a fitness center. According to Marriott, there were 163 TownePlace Suites by Marriott® open worldwide as of December 2008. We have invested $104 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

        Country Inn & Suites by Carlson® is a mid-market priced lodging chain catering to both business and leisure travel. Our Country Inn & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include large desks, free breakfast, weekday morning paper and high speed internet access. The meeting facilities at our Country Inn & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inn & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, fax and copy service and a restaurant and lounge. According to Carlson, there were 469 Country Inn & Suites by Carlson® open and operating worldwide as of December 2008. We have invested a total of $75 million in five Country Inn & Suites by Carlson® with a total of 753 rooms.

        Holiday Inn Hotels & Resorts® offers business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a reasonable price. Our one Holiday Inn Hotel® and our two Holiday Inn Select® hotels contain between 190 and 264 rooms. Amenities and services generally available at these hotels include a large work desk, phone with voicemail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee or tea service, a refrigerator and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, exercise facilities, guest self-service laundry, a lobby lounge and restaurant. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, there were 920 Holiday Inn Hotels® open and operating worldwide as of December 2008. We have invested a total of $36 million in three Holiday Inn Hotels® with a total of 697 rooms.

        SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary hot breakfast buffet, complimentary newspaper, two phone lines, free high speed internet access and voice mail, guest laundry facilities and a fitness center. According to Marriott, there were 207 SpringHill Suites by Marriott® open as of December 2008. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

        Park Plaza® Hotels & Resorts is in the mid priced segment of the full service hotel category. Amenities and services available at this hotel include large desks, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resort generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotel & Resort hotel also has a lobby lounge, a swimming pool and exercise facilities. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, there were 35 Park Plaza® Hotels & Resorts open and operating as of December 2008. At December 31, 2008, we had invested a total of $12 million in one Park Plaza® Hotel & Resort with a total of 209 rooms.

        The following table is the detail of our hotels as categorized by Smith Travel Research.

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	5	—	—	5
Upper Upscale	3	—	—	3
Upscale	17	95	72	184
Midscale—With Food & Beverage	4	—	—	4
Midscale—Without Food & Beverage	5	—	88	93

Totals	34	95	160	289

TRAVEL CENTER PROPERTIES

        As of December 31, 2008, we owned 185 travel centers; 145 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 40 are operated under the Petro Stopping Centers® brand name.

        Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. The typical travel center generally contains: over 20 acres of land with parking for 170 tractor trailers and 100 cars;

a full service restaurant and one to three quick service restaurants, which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; a travel and convenience store; and a game room, lounge, private showers and other amenities for professional truck drivers and motorists. In addition, some of our travel centers include a hotel.

        The physical layout of our travel centers varies from property to property. Many of our Travel Centers of America® and TA® properties have one building with separate service areas, while many of our Petro Stopping Centers® branded properties have several separate buildings. As of December 31, 2008, we have invested $1.8 billion in 145 TA® branded properties and $706 million in 40 Petro Stopping Centers® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

        As of December 31, 2008, 288 of our hotels are included in one of ten portfolio agreements; 197 hotels are leased to our taxable REIT subsidiaries, or TRSs, and managed by independent hotel operating companies, and 92 hotels are leased to third parties. One hotel is not included in a portfolio and is leased to a third party. Our 185 travel centers are leased under two portfolio agreements. The principal features of the management agreements and leases for our 474 properties are as follows:

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

  •
  Long Terms.  Our management agreements and leases are generally entered for initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) is 14.5 years as of December 31, 2008.

  •
  Pooled Agreements.  All but one of our properties is part of a portfolio combination. The manager's or tenant's obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest combination includes 10 hotels in which we have invested $240 million; the largest portfolio combination includes 145 travel centers in which we have invested $1.8 billion.

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

  •
  Property Maintenance.  Generally our hotel agreements require the deposit of 5% to 6% of gross hotel revenues into escrows to fund periodic renovations. For recently built or renovated hotels, this requirement may be deferred for the first few years of the agreement. Our travel center leases require the tenants to maintain the leased travel centers, including structural and non-structural components.

  •
  Security Features.  Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager's or tenant's parent company. As of December 31, 2008, eight of our 12 combination agreements and our one stand alone property, a total of 350 properties, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees. These properties represent 76% of our total investments, at cost, at December 31, 2008.

        Our lease with a subsidiary of Host Hotels & Resorts Inc., or Host, for 18 Residence Inn hotels has a current expiration date of December 31, 2010. We received notice in November 2008 that our tenant has determined not to renew this agreement. Upon expiration of the agreement, we expect to lease the hotels to one of our TRSs and the hotel brand and management agreement with Marriott is not expected to change.

INVESTMENT AND OPERATING POLICIES

        Generally, we provide capital to owners and operators in hospitality related industries who wish to expand their business or divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels' businesses. Our agreements with our operators and tenants are designed with the expectation that, over their terms, net operating income from our properties will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in finding high quality investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

        Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion, but we have no present intention to do so.

        Our investment objectives include increasing cash flow from operations from dependable and diverse sources in order to increase per share distributions. To achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and operators.

        In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-ventures or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2008, we owned no convertible mortgages or joint venture interests.

        We may not achieve some or all of our investment objectives.

        Because we are a REIT, generally, we may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. As described elsewhere in this Annual Report on Form 10-K, tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by a third party. As of December 31, 2008, 197 of our hotels are leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

  •
  The property's design, physical condition and age;

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

        In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property's market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and, more recently, full service travel centers, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable operators.

        Whenever we purchase an individual property or a small number of properties we attempt to arrange for these properties to be added to agreements covering, and operated in combination with, properties we already own.

        We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties operated by or leased to any one entity or in properties operated by or leased to an affiliated group of entities.

        As stated above, our initial investment in travel center real estate was structured as the acquisition of an entire company, retention of the real estate and the creation of an operating company tenant. In making this type of acquisition, we have generally applied the same analysis described herein to real estate which we retained.

        We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

DISPOSITION POLICIES

        In the past, we have occasionally sold a property or exchanged properties which we own for different properties. During 2008, we sold three hotels with a net carrying value of approximately $15.8 million for net proceeds of approximately $16.0 million. Although we may do so, we have no current intention to dispose of any of our other presently owned properties. We currently make decisions to dispose of properties based on factors including but not limited to the following:

  •
  Potential opportunities to increase revenues and property values by reinvesting sale proceeds;

  •
  The proposed sale price;

  •
  The strategic fit of the property with the rest of our portfolio;

  •
  Our operator's or tenant's desire to cease operation of the property; and

  •
  The existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility and our unsecured term debt and convertible notes indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is between 45% and 55% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization accordingly.

        Our board of trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, interim or long term debt financings or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. Only one of our properties is encumbered by a mortgage. To the extent that our board of trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment opportunities to our board of trustees and provides management and administrative services to us. RMR is a Delaware limited liability company that is beneficially owned by Barry M. Portnoy and his son, Adam D. Portnoy, our managing trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458; and its telephone number is (617) 332-3990. RMR also acts as the manager of HRPT Properties Trust, or HRP, and to Senior Housing Properties Trust, or SNH, and has other business interests. The directors of RMR are:

David J. Hegarty, Gerard M. Martin, formerly one of our managing trustees, Adam D. Portnoy and Barry M. Portnoy. The executive officers of RMR are Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle Jr., Senior Vice President; David M. Lepore, Senior Vice President and President of Property Management; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; Francis R. Murphy, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Messrs. Murray, Kleifges and Bornstein are also our officers. Other officers of RMR also serve as officers of other companies to which RMR provides management or other services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our managing trustees and officers. As of February 28, 2009, RMR had approximately 585 full time employees.

        Competition.    The hotel industry is highly competitive. Generally our hotels are located in areas that include other hotels. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels.

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

        Environmental Matters.    Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at their properties, and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental damages. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that any of our properties are subject to environmental contamination that is likely to result in material adverse consequences to us. Under the terms of our management agreements and leases, our tenants and operators have agreed to indemnify us from all environmental liabilities arising during the term of the agreements. However, no assurances can be given that environmental conditions for which we would be liable are not present at our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and operators may not have sufficient resources to pay environmental liabilities.

        Internet Website.    Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management trustees, individually or as a group, may do so by filling out a report on our website. Our board of trustees also provides a process for security holders to send communications to the entire board. Information about the process for sending communications to our board can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

        Segment Information.    As of December 31, 2008, we have two operating segments, hotel real estate investments and travel center real estate investments. See our consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, life insurance company, regulated investment company, or other financial institution;

  •
  a broker, dealer or trader in securities or foreign currency;

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

        The Internal Revenue Code of 1986, as amended, or the IRC, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position, which could result in significant tax liabilities for applicable parties, from that described in this summary with respect to our acquisitions, operations, restructurings or any other matters described in this summary. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or an electing trust in existence on August 20, 1996, to the extent provided in Treasury regulations;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1995. Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make, for example, our January 2007 spin off of TA to our common shareholders.

        The conversion formula of our convertible senior notes may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a holder receives upon conversion. Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions. In general, a holder of our convertible senior notes would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a holder's adjusted tax basis in the convertible senior notes would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of our convertible senior notes could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions. A holder may also receive a constructive distribution if a conversion of its convertible senior notes is accompanied by a change in the conversion formula.

        If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be "essentially equivalent to a dividend" as defined by the IRC. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is "substantially disproportionate" with respect to the surrendering shareholder's ownership in us, (2) results in a "complete termination" of the surrendering shareholder's common and preferred share interest in us, or (3) is "not essentially equivalent to a dividend" with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder. In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder's tax basis in the repurchased preferred shares will be transferred to the shareholder's remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2008 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel has not reviewed and will not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

  •
  As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

  •
  If and to the extent we invest in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. In 2005, we acquired hotels in Canada and Puerto Rico. Our profits from properties outside the United States will generally be subject to tax in the local jurisdictions. Through structuring and available tax exemptions, we have minimized the Canadian and Puerto Rican income taxes we must pay, but there can be no assurance that these existing structures and exemptions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we intend to comply with these regulations, and to request annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

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

        Our Wholly Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of TRSs as discussed below, Section 856 (i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below, will either be a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

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

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs. (For our 2001 through 2008 taxable years, no more than 20% of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our TRSs; before the introduction of TRSs in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a TRS must:

  (1)
  be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

  (2)
  join with us in making a TRS election;

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or, after our 2008 taxable year, a health care facility.

        In addition, a corporation other than a REIT in which a TRS directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for a subsidiary's TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

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

        Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; and (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after December 31, 2004 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; and (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

        In order to qualify as "rents from real property" under Section 856 of the IRC, several requirements must be met:

  •
  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the

    10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property; in this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust and bylaws disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Nevertheless, there can be no assurance that these provisions in our declaration of trust and bylaws will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

  •
  There is an additional exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a "qualified lodging facility" must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an "eligible independent contractor," all as described in Section 856(d)(8)-(9) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or, for our 2001 taxable year and thereafter, through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

        We have received opinions from our counsel, Sullivan & Worcester LLP, that (i) our underground storage tanks should constitute real estate assets, rather than personal property, for purposes of the various REIT qualification tests described in this summary, and (ii) with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis. If the IRS or a court determines that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described below, and thereby preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

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

        Amounts payable to us under agreements relating to the Canadian hotels we acquired in 2005 may be determined by reference to revenue and expenditure items denominated in Canadian dollars. Real estate foreign exchange gains recognized after July 30, 2008 are not considered in the 75% and 95% gross income tests summarized above. For exchange gains recognized prior to July 31, 2008, there was a lack of precise authority. However, because amounts paid to us, as opposed to our TRS, under these Canadian hotel agreements are denominated in U.S. dollars and determined by reference to more than just exchange rates, we believe that we did not have material amounts of exchange gains in respect of our Canadian investments from 2005 through July 30, 2008.

        Our January 31, 2007 spin off of TA was treated for federal income tax purposes as though we disposed of each of the individual assets of TA and its principal subsidiaries in a taxable transaction in which individual asset gains, but not losses, were recognized. The amount realized on each asset in this taxable disposition was equal to the fair market value of that asset at the time of the spin off, and our tax basis in the asset was the carryover tax basis inherited from TravelCenters. For these purposes, the assets and liabilities of any TRSs are ignored, and instead the stock in the TRS is treated like any other individual asset being distributed. Even though some of the gains we recognized on the distributed assets were not qualifying gross income under the 75% and 95% gross income tests of Section 856(c) of the IRC, we do not believe the recognized gains from the distribution materially affected our ability to comply with these tests. Although our counsel, Sullivan & Worcester LLP, is unable to opine on factual matters such as the fair market value of the distributed assets at the time of the spin off, Sullivan & Worcester LLP has opined that it is more likely than not that we have been reasonable in our approach to valuations and gain computations (including valuation methodology) in connection with the spin off of TA and thus that, even if our computations should be successfully challenged so as to result in our failing the 95% gross income test, we would more likely than not qualify for the gross income tests' relief provision described below and thereby preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; but we would expect to owe little tax in such circumstances.

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return.

        Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

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

  •
  engage in the business of developing, owning and managing our existing properties and acquiring, developing, owning and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets, and we may not own more than 10% of any one non-REIT issuer's outstanding voting securities. For our 2001 taxable year and thereafter, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our TRS or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  For our 2001 taxable year and thereafter, our stock and securities in a TRS are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2001 through 2008 taxable years, 20%) of our total assets may be represented by stock or securities of TRSs.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year, as long as each of the requirements of the relief provision is satisfied after October 22, 2004.

        The IRC also provides, for our 2001 taxable year and thereafter, an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We intend to maintain records of the value of our assets to document our compliance with the above asset tests, and to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Our Relationship with TA.    On January 31, 2007, we spun off all the then outstanding TA common shares. Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters and its subsidiaries for the periods ending on or before the distribution date. Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value. On August 11, 2008, we entered into a rent deferral agreement with TA under which TA has the option to defer certain monthly rent payments from July 1, 2008 through December 31, 2010. In exchange, TA issued shares to us then equal to 9.6% of its outstanding shares (9.3% as of December 31, 2008), determined after this new issuance. In the event TA chooses not to defer the full permitted amount of its monthly rent payments, the pro rata amount of TA shares issued to us may be repurchased by TA for nominal consideration. Our lease with TA, TA's limited liability company operating agreement, the transaction agreement governing the spin off, and the rent deferral agreement collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

        In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager engaged by the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be "qualified lodging facilities" within the meaning of Section 856(d)(9)(D) of the IRC. Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities.

        For these purposes, a contractor qualifies as an "eligible independent contractor" if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the TRS or its affiliated REIT. For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of the TRS bearing the expenses of the operation of the qualified lodging facility, the TRS receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the eligible independent contractor, or the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

        As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid by our TRS to us exceed an arm's length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs' management agreements will be respected for purposes of the requirements of the IRC discussed above. Accordingly, we expect that the rental income from our current and future TRSs will qualify as "rents from real property," and that the 100% tax on excessive rents from a TRS will not apply.

        Annual Distribution Requirements.    In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

  (A)
  the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

  (B)
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

Acquisition of C Corporations

        In 2005 we purchased a hotel in Puerto Rico. In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset. Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation are treated as ours for purposes of the various REIT qualification tests described above. In our acquisitions of the stock of C corporations, we are generally treated as the successor to the acquired corporation's federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits. However, because we made an election under Section 338(g) of the IRC in respect of this acquired Puerto Rican corporation, we did not succeed to its earnings and profits, nor do we have any built-in gain in this former C corporation's assets.

        On January 31, 2007, we acquired all of the outstanding stock of TravelCenters, a C corporation. At the time of that acquisition, this C corporation directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries. Upon our acquisition, the acquired entities generally became either our qualified REIT subsidiaries under Section 856(i) of the IRC or disregarded entities under Treasury regulations issued under Section 7701 of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally were treated as the successor to these acquired subsidiaries' federal income tax attributes, such as these entities' adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to these acquired corporate subsidiaries' earnings and profits for federal income tax purposes, if any.

        Upon completing the acquisition, we effected a restructuring of the travel center business so as to divide it between us and TA, and we then spun off TA on January 31, 2007.

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten-year period could be subject to tax under these rules. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        In the case of assets acquired in the January 31, 2007 acquisition, any built-in gain subject to tax may generally be reduced by certain net operating loss carryforwards that we inherited. Other than the assets we distributed in the spin off of TA as described above, we have not disposed of, and have no present plan or intent to dispose of, any other assets acquired in the January 31, 2007 acquisition. Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets' fair market value, we reported only modest taxable gains from the spin off of TA, and net operating loss carryforwards were available to us so as to eliminate any applicable tax on such recognized gains.

        To the extent of our gains in a taxable year that are subject to the built in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010).

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of the January 31, 2007 transaction, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entities. Thus, we needed to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we retained accountants to compute the amount of undistributed earnings and profits that we inherited in the January 31, 2007 transaction. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Acquisition of Partnership

        In 2007, we acquired all of the limited partnership interests and the general partnership interest of a partnership as well as certain of the partnership's noncorporate subsidiary entities. Pursuant to Treasury regulations issued under Section 7701 of the IRC, each of these acquired entities was either a partnership or disregarded entity for federal income tax purposes, and thus upon our acquisition these entities became disregarded entities of ours. Accordingly, after this 2007 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares or on our senior convertible notes) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then the portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

        Effective for federal tax returns with due dates after October 22, 2004, the IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

        Tax-exempt pension trusts that own more than 10% by value of a "pension-held REIT" at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

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

  •
  the REIT is "predominantly held" by tax-exempt pension trusts; and

  •
  the REIT would fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust and bylaws, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

        Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income. In addition, these prospective investors should consult their own tax advisors concerning any "set aside" or reserve requirements applicable to them.

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

        In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States). In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us in respect of our 2005 taxable year and thereafter will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

        Effective generally from and after 2006, a special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market"

within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our senior convertible notes into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the REIT shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the REIT or other withholding agent may have to withhold a portion of any distributions or proceeds paid to it. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

"Plan Assets" Considerations

        The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

        Debt instruments that we issue with any "substantial equity feature" will be treated as an equity interest. However, an example in the applicable regulations concludes that a convertible debt instrument issued by a corporation, apparently on conventional terms, would not be treated as an equity interest because the conversion feature was deemed "incidental" to the issuer's obligation to pay principal and interest. Based on the foregoing, our counsel, Sullivan & Worcester LLP, has opined that, while the matter is not free from doubt, our 3.80% Convertible Senior Notes due 2027 will not be treated as equity interests under ERISA's plan assets rules.

        Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended or Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act.

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

        We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward-Looking Statements" before deciding whether to invest in our securities.

The current recession is adversely impacting our tenants and operators and may jeopardize their abilities to pay our rents and returns.

        The U.S. economy is currently in a deep and long recession. Economic conditions may get worse before they get better. We do not know when the present economic circumstances may improve. Our properties are operated in two segments of the economy which are being severely impacted by these economic circumstances. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. Our travel centers primarily provide goods and services to the trucking industry; the current economic recession, particularly the slowdown in the construction industry and in consumer spending, is materially and adversely impacting the trucking industry which provides customers to our travel centers. The steady increase in global trade has historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade is being seriously and negatively impacted during the current recession and its slowing is adversely affecting business at our travel centers. If the present general economic conditions continue for an extended time or if the present conditions worsen, our tenants and operators may be unable to meet their financial obligations to us. If we do not receive our rents and returns from our tenants and operators, our income and cash flows will decline, we may be unable to pay distributions to shareholders and the market value of our shares will likely decline.

We may be unable to access the capital necessary to repay our debts or otherwise conduct business.

        The worldwide capital markets are currently experiencing severe limitations in the availability of capital. Several banks have failed or required governmental assistance. We have large amounts of debts which will need to be refinanced within the next three years; for example, our $750 million revolving credit facility will expire in 2011 (assuming we are able to exercise our one year extension option when this facility is currently scheduled to expire in 2010) and our $575 million of convertible bonds may be presented to us for redemption in 2012. At this time, it is unclear whether we will be able to refinance these debt maturities or the cost and other terms which we may incur to affect such refinancings. Moreover, if any of the financial institutions which participate in our revolving credit facility fail, we may be unable to find replacement lenders and our access to borrowing under this facility could be reduced. A default on any of our significant credit facilities will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to pay distributions and the market value of our shares will likely decline.

A majority of our rents and returns are guaranteed by the parent companies of our tenants and operators, but these guarantees may not ensure that payments due to us will be made.

        A large majority of our rents and returns are guaranteed by the parent entities of our tenants and operators. However, several of these guarantees are limited by dollar amounts; for example, our guarantee from InterContinental is limited to $125 million (of which $116 million remains available), our guaranty from Hyatt is limited to $50 million (of which $38 million remains available) and our guarantee from Carlson is limited to $40 million (of which all $40 million remains available). If our properties produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may be exhausted. Also, because the large majority of TA's business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guarantee obligations to us. The existence of parent companies guarantees for our tenants' and operators' obligations to us does not assure that these obligations will be paid.

Our security deposits will not provide cash flow to us.

        We hold security deposits from certain of our tenants and operators. However, these security deposits are not escrowed and they will not provide us with cash flow to pay distributions or for other purposes. For example: Marriott has notified us that the operating performance of our hotels in the operating agreements we call Marriott nos. 3 and 4 (see page 70 for a summary description of these hotel operating agreements) were projected to not meet our minimum return/rent requirements for the first quarter of 2009. The notices we received with respect to our operating agreement known as Marriott no. 3 were followed by payments to us of amounts which were less than the minimum monthly returns required in this agreement for the first three periods in 2009. In each of the first two instances we sent Marriott a notice that there was deficiency in the minimum monthly payment and, in each case, Marriott paid the deficiency amount within the ten day cure period established in this operating agreement. We sent Marriott a notice regarding the deficiency for the third period payment on March 2, 2009. If Marriott does not pay the third period deficiency we will reduce the amount of the security deposit we hold for the Marriott no. 3 operating agreement by the amount of the deficiency as well as possibly take other action permitted under the operating agreement. With respect to our operating agreement known as Marriott no. 4, we received payment of the full minimum rent required in this agreement for the first two periods in 2009. The payment we received for the third period of 2009 was less than the full minimum rent required under this agreement. On March 2, 2009, we sent Crestline, our tenant under the Marriott no. 4 operating agreement, and Marriott, the manager of the hotels included in the Marriott no. 4 agreement, a notice of default. Pursuant to the terms of the operating agreement, Crestline and/or Marriott has ten days to cure this default. If we do not receive the deficiency amount within the applicable cure period we will reduce the amount of the security deposit we hold for the Marriott no. 4 agreement by the amount of the deficiency and pursue other remedies available to us under the operating agreement, including possible termination of this lease. If we apply security deposits which we hold to satisfy the minimum rents or returns due for our Marriott properties or for any other of our properties, the application of these deposits will be recognized by us as income, but this accounting treatment will not provide us with cash flow to pay distributions or for any other purpose. To maintain our REIT status under the IRC, we are required to pay substantially all of our income as distributions to shareholders; however, our board of trustees historically has considered our cash flows as an important determinant of our distributions. Accordingly, if we use security deposits to satisfy our tenants and operators payment obligations to us we may not have sufficient cash flow to pay distributions or for other purposes.

        We are currently in negotiations with Marriott concerning its payment of minimum returns to us during the present economic recession, and we do not know if Marriott will pay minimum returns to us which exceed the amount of cash flow from our hotels with respect to the Marriott no. 3 agreement or if Marriott or Crestline will pay the full rent due to us with respect to our Marriott no. 4 agreement.

Inherent risks in the hotel industry could affect our business.

        Approximately 60% of our investments are in hotel properties. A number of factors affect the hotel industry generally and therefore impact our operating results, such as:

  •
  increased competition from new supply or existing hotel properties in our markets, which may adversely affect our occupancy rates and revenues;

  •
  the attractiveness of our hotel properties and the level of services provided to guests;

  •
  dependence on business, commercial and leisure travel and tourism;

  •
  dependence on group and meeting/conference business;

  •
  inflation, increases interest rates and borrowing expenses, higher energy costs, salaries and union labor costs, legal expenses, real estate taxes and other operating expenses at our hotel properties may reduce our revenues; and

  •
  changing travel patterns in the U.S., for instance as a reaction to higher airfares and ground travel costs arising from higher fuel prices or taxes or from shifting consumer preferences for travel destinations, which could affect the number of visitors seeking lodging at our hotel properties.

        These and other factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our shareholders.

Events beyond our control, including wars and terrorism, have reduced the financial results experienced in the hotel industry generally and the financial performance of our hotels. If these or similar problems persist or recur, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

        The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels' occupancy and average daily rate, or ADR. Future terrorist activities or the U.S. involvement in wars could have a similarly harmful effect on both the hotel industry and us. Future acts of terrorism in the U.S. may adversely impact business and leisure travel patterns and, accordingly, our business. Moreover, hotels have themselves been targets of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. We cannot predict the extent to which additional terrorist attacks, acts of war or similar events may occur in the future or the impact that such events would have on the hotel industry or on our properties in particular, or their impact on our operating results and financial condition.

Financial difficulties at TA could continue or worsen.

        We lease all of our travel center properties, which constitute approximately 40% of our investments, to TA. TA's total revenues for the twelve months ended December 31, 2008 were $7.7 billion and its net loss from operations was $40.2 million. TA's fuel sales generate low margins; in the twelve months ended December 31, 2008, TA generated a gross profit from fuel sales of $275 million on sales of $6.5 billion. TA's revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA's highway travel center facilities. The petroleum marketing industry has been, and continues to be, volatile and highly competitive. During the past few years the price of fuel has materially increased, including the record high diesel prices seen during 2008, fuel prices have become materially more volatile and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum price could adversely affect TA's profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased TA's working capital requirements. Additionally, increased fuel costs may cause TA's customers to conserve fuel, resulting in less demand for products sold by TA. The current economic recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. In August 2008, we entered into a rent deferral agreement with TA, permitting TA to defer up to $5 million of rent per month beginning July 1, 2008 until December 31, 2010. In 2008, TA deferred $30 million of rent under this agreement. Despite the fact that this is a deferral agreement (and not a rent forgiveness agreement), we have determined that, due to the uncertainties regarding TA's ability to perform its obligations under its leases, generally accepted accounting principles require us to reserve previously accrued straight line and deferred rents until circumstances change or these amounts are collected. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced, which could jeopardize TA's ability to pay rent, including deferred amounts due to us and to satisfy TA's other obligations to us.

We depend on a limited number of operators for our properties and we have a high concentration of our properties with a limited number of operators and their brands.

        TA leases all of our travel center properties, which constitute approximately 40% of our investments. In addition, two of our hotel operators, InterContinental and Marriott, operate approximately 28% and 24%, respectively, of our total investments. If we were to have a dispute with any of these operators, or if any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws, either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers' and tenants' performances, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers or tenants manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers or tenants have in the past made and may in the future make decisions regarding competing properties that are not or would not be in our best interests.

We are subject to risks arising from litigation.

        From time to time, we are involved in litigation. Litigation can be costly, and the results of litigation are often difficult to predict. We may not have adequate insurance coverage or contractual protection to cover costs and liability in the event we are sued, and to the extent we resort to litigation to enforce our rights, we may incur significant costs and ultimately be unsuccessful or unable to recover amounts we believe are owed to us.

        We often have no control of the timing of litigation, which presents challenges to our strategic planning. For example, we are aware of a complaint originally filed in the Delaware Court of Chancery on February 1, 2008 which purports to be a derivative action against TA's directors, us and RMR. This complaint appears to allege that our lease of Petro Stopping Centers® branded travel centers to TA is unfair to TA. The plaintiff has conceded that he was unable to effect service of process on us. We have demanded that TA arbitrate the claims pertaining to our lease as our lease provides. Although we do not currently expect this litigation or the arbitration to have a material adverse effect on us, we understand that rulings made in litigation can sometimes produce unexpected results and litigation can be expensive to conduct. Accordingly, we can not predict the final impact of this litigation or arbitration on us at this time.

The loss of our tax status as a REIT or tax authority challenges could have significant adverse consequences to us and reduce the market price of our securities.

        As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT is dependent upon our compliance with complex provisions of the Internal Revenue Code, for which only limited judicial or administrative interpretations are available. We believe we have operated, and are operating, as a REIT in compliance with the Internal Revenue Code. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, we would violate a covenant in our bank credit facilities, our ability to raise capital could be adversely affected, we may be subject to material amounts of federal and state income taxes and the value of our securities would likely decline.

There is no assurance that we will make distributions in the future.

        We intend to continue to pay quarterly distributions to our shareholders. However, our ability to pay distributions may be adversely affected by the risks described herein, including the current U.S. recession and constraints in the U.S. capital markets and their impact on our business. Our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our debt indenture. All our distributions are made at the discretion of our board of trustees and the timing and amount of our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status, our ability to access capital and such other factors as our board of trustees may deem relevant from time to time. Recent IRS rulings have expanded the ability of REITs to pay distributions in shares. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

We may be unable to provide the funding required for the refurbishment of our properties.

        Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties. We may have to invest more than expected in order to achieve and maintain the competitive position and future financial performance of our properties. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain these required standards, then the manager or tenant may terminate the management or lease agreement and hold us liable for damages.

Our business dealings with our managing trustees and related persons may create conflicts of interest.

        We have no employees. Personnel and services which we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the types of properties that are proper investments for us, as well as the individual investment decisions. Our board of trustees periodically reviews our operating and investment guidelines and our properties but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our board of trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our managing trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director of RMR. Our President and Chief Operating Officer, John G. Murray, is an Executive Vice President of RMR, our Chief Financial Officer and Treasurer, Mark L. Kleifges, is an Executive Vice President of RMR, and our Senior Vice President, Ethan S. Bornstein, is a Senior Vice President of RMR. All of the members of our board of trustees, including our independent trustees, are members of one or more boards of trustees or directors of various companies to which RMR provides management services. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates. We cannot assure you that the provisions in our declaration of trust or bylaws will adequately address potential conflicts of interest or that such actual or potential conflicts of interest will be resolved in our favor.

        We will pay RMR fees based in part upon the historical cost of our investments, the gross rents we collect from tenants and the costs of construction we incur at our properties which are supervised by RMR, plus an incentive fee based upon certain increases in our cash available for distribution per share (as defined in our business management agreement). See "Item 1. Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties and discourage sales of properties by us or to undertake unnecessary construction activities.

        RMR also acts as the manager for two other publicly traded REITs: HRP, which primarily owns and operates office and industrial buildings and leased industrial land; and SNH, which owns senior living and healthcare properties and medical office buildings. RMR also provides management services to other public and private companies, including: Five Star Quality Care, Inc., or Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals; and TA, our largest tenant. These multiple responsibilities to public companies and other businesses could create competition for the time and effort of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us and TA create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress such as the present.

        A termination of our business management agreement with RMR is a default under our revolving credit facility unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your securities.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, related persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

We depend upon RMR to manage our business and implement our growth strategy.

        Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy on favorable terms. Because we are externally managed, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the management fees we pay RMR, and as a result our earnings and cash flows may decline.

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent shareholders from implementing beneficial changes or prevent shareholders from receiving a takeover premium for their shares.

        Our declaration of trust or bylaws prohibit any shareholder, other than RMR and its affiliates, from owning more than 9.8% of any class or series of our outstanding shares. These provisions may assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our trustees into three classes, with the term of one class expiring each year, which could delay a change in our control;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election of trustees and propose other business before a meeting of our shareholders;

  •
  the two-thirds shareholder vote required for removal of trustees;

  •
  the authority of our board of trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only the board of trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting; and

  •
  the authority of our board of trustees to adopt certain amendments or supplements to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of our shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued preferred shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our preferred shares or any new class of preferred shares created by our board of trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for securities they own.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

        Our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent required or permitted by Maryland law. We have similar obligations under individual indemnification agreements with each of our trustees and executive officers. In addition, we may be obligated to pay or reimburse the expenses incurred by our trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Some of our management agreements and leases limit our ability to sell or finance some of our properties.

        Under the terms of some of our hotel management agreements and leases, we generally may not sell, lease or otherwise transfer the properties unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets other specified conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager's consent or the tenant's consent under our management agreements and leases. If, in these circumstances, the manager or the tenant does not consent, we may be prevented from taking actions which might be beneficial to our shareholders.

Acquisitions that we make may not be successful.

        Our business strategy contemplates additional acquisitions. We cannot assure our investors that we will be able to consummate further acquisitions or that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Also, acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution.

We face competition for the acquisition of properties.

        We compete with pension funds, private equity investors, other REITs, owner operators and other businesses which are engaged in the acquisition of hospitality properties. Some of our competitors have greater financial resources and more experienced personnel than we have. These competitors may affect the supply/demand dynamics and, accordingly, increase the price we must pay for properties we seek to acquire. Furthermore, owners of hospitality properties who offer them for sale may find our competitors to be more attractive buyers because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, recent constraints in the U.S. capital markets may affect our ability to raise capital for acquisitions.

We may change our operational and investment policies without shareholder approval.

        Our board of trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

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

  •
  management agreements or leases which are not renewed at expiration and may be replaced with management agreements with less favorable terms or relet at lower rents; and

  •
  costs that may be incurred relating to maintenance and repair, and the need to make capital expenditures to maintain our properties' values or due to contractual obligations or changes in governmental regulations, including the Americans with Disabilities Act.

Compliance with environmental laws may be costly.

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. In particular, however, the travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA is expected to regularly incur environmental clean up costs. In the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the lease. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease to TA. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel center properties.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2008, we had $2.7 billion in debt outstanding, which was 51% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross-defaults, these debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

If we issue secured debt or subsidiary debt, such debt will have priority claims on certain of our assets which are senior to our existing debts.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, at December 31, 2008, one of our subsidiaries has $3.6 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

We may not have the cash necessary to pay the principal return and any net amount upon the conversion of our convertible notes or to repurchase the convertible notes or other debt on specified dates or following certain change in control transactions.

        At December 31, 2008, we had $575 million of convertible notes outstanding. Upon a conversion of notes in accordance with their terms, we will be required to pay the principal return of these notes in cash. Furthermore, there may be circumstances that prevent the issuance of our common shares for all or any portion of any net amount deliverable upon the conversion of notes, thereby requiring us to satisfy our net amount obligation in cash. Holders of notes also have the right to require us to repurchase the notes for cash on March 20, 2012, March 15, 2017 and March 15, 2022 or upon the occurrence of certain change in control transactions prior to March 20, 2012. Some of our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to pay the principal return and any such net cash amount or make the required repurchase of notes, as the case may be, in cash at the applicable time; and, in such circumstances, we may not be able to arrange the necessary financing on favorable terms. In addition, our ability to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, may be limited by law or the terms of other debt agreements or securities. Moreover, our failure to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, would constitute an event of default under the indenture governing the notes which, in turn, would constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and further restricting our ability to make such payments and repurchases. In certain change of control circumstances, our future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own at their principal amount plus accrued interest and a premium.

Increasing interest rates may adversely affect us and the value of your investment in our shares.

        Our revolving credit facility requires interest at variable rates and matures in October 2010. At December 31, 2008, we had an outstanding balance of $396 million and $354 million available for drawing under our revolving credit facility. If interest rates increase (which is likely, given the unusually low interest rate of 1.03% on our revolving credit facility as of December 31, 2008), so will our interest costs, which could adversely affect our cash flow and our ability to pay principal and interest on our debt, our cost to refinance existing debt when it becomes due and our ability to pay distributions to you. In addition, an increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby limiting our ability to sell properties to raise capital or realize gains or obtain mortgage financing secured by our properties. We pay regular distributions to our common and preferred shareholders; when interest rates available to investors rise, the market prices of dividend paying securities often decline. Accordingly, if interest rates rise, the market price of your ownership of our shares may decline.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred stock are rated by Moody's Investors' Service and Standard & Poor's Ratings Services. The outlook for our ratings was revised to "negative" by both of these agencies during 2008. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2008, we owned 289 hotels and 185 travel centers. The following table summarizes certain information about our properties as of December 31, 2008.

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
United States
Alabama	4	$34,342	$24,386	4	$52,520	$49,174	8	$86,862	$73,560
Arizona	14	155,949	113,072	6	124,271	117,157	20	280,220	230,229
Arkansas	—	—	—	4	83,628	72,305	4	83,628	72,305
California	34	598,226	478,759	9	142,805	138,300	43	741,031	617,059
Colorado	4	39,278	29,922	3	26,353	24,460	7	65,631	54,382
Connecticut	1	7,862	6,300	3	29,956	27,411	4	37,818	33,711
Delaware	1	15,565	10,901	—	—	—	1	15,565	10,901
Florida	12	166,866	127,127	7	117,335	112,808	19	284,201	239,935
Georgia	20	266,943	208,813	9	94,483	89,806	29	361,426	298,619
Hawaii	1	58,896	46,220	—	—	—	1	58,896	46,220
Idaho	—	—	—	1	13,977	13,333	1	13,977	13,333
Illinois	14	170,777	130,355	7	50,721	47,681	21	221,498	178,036
Indiana	3	36,552	28,223	7	52,948	45,526	10	89,500	73,749
Iowa	2	16,141	11,223	1	7,573	7,163	3	23,714	18,386
Kansas	4	30,138	23,322	—	—	—	4	30,138	23,322
Kentucky	1	5,147	3,771	3	38,746	36,308	4	43,893	40,079
Louisiana	1	28,721	22,036	6	93,512	88,325	7	122,233	110,361
Maryland	7	155,483	129,702	3	43,022	40,691	10	198,505	170,393
Massachusetts	13	161,586	122,164	—	—	—	13	161,586	122,164
Michigan	12	113,135	89,691	4	24,958	23,618	16	138,093	113,309
Minnesota	4	37,988	28,673	1	3,553	3,411	5	41,541	32,084
Mississippi	—	—	—	1	20,787	19,280	1	20,787	19,280
Missouri	6	93,452	60,919	5	47,139	43,963	11	140,591	104,882
Nebraska	1	6,566	4,598	3	34,381	31,761	4	40,947	36,359
Nevada	3	44,107	35,402	5	139,231	135,227	8	183,338	170,629
New Hampshire	—	—	—	1	7,165	6,157	1	7,165	6,157
New Jersey	12	185,543	144,732	4	94,807	89,980	16	280,350	234,712
New Mexico	2	22,023	15,674	6	80,084	73,730	8	102,107	89,404
New York	5	99,300	78,575	6	20,538	16,047	11	119,838	94,622
North Carolina	13	121,361	91,343	3	31,089	29,403	16	152,450	120,746
Ohio	5	43,563	32,504	14	142,811	134,490	19	186,374	166,994
Oklahoma	2	17,169	12,577	4	31,804	28,302	6	48,973	40,879
Oregon	—	—	—	3	35,647	33,995	3	35,647	33,995
Pennsylvania	10	161,230	126,047	9	109,040	102,918	19	270,270	228,965
Rhode Island	1	12,762	8,525	—	—	—	1	12,762	8,525
South Carolina	4	56,549	46,044	2	22,969	21,383	6	79,518	67,427
Tennessee	9	134,536	99,766	8	77,745	74,080	17	212,281	173,846
Texas	35	437,422	345,632	17	315,579	294,809	52	753,001	640,441
Utah	3	62,975	45,273	2	15,728	14,495	5	78,703	59,768
Virginia	15	168,301	123,091	4	52,026	49,201	19	220,327	172,292
Washington	6	83,771	62,122	2	3,570	2,987	8	87,341	65,109
West Virginia	1	8,600	6,645	2	7,303	6,809	3	15,903	13,454
Wisconsin	1	10,663	7,432	2	11,765	10,960	3	22,428	18,392
Wyoming	—	—	—	4	56,324	52,195	4	56,324	52,195

	286	3,869,488	2,981,561	185	2,357,893	2,209,649	471	6,227,381	5,191,210
Other
Ontario, Canada	2	39,558	32,949	—	—	—	2	39,558	32,949
Puerto Rico	1	140,945	123,522	—	—	—	1	140,945	123,522

	3	180,503	156,471	—	—	—	3	180,503	156,471

Total	289	$4,049,991	$3,138,032	185	$2,357,893	$2,209,649	474	$6,407,884	$5,347,681

        At December 31, 2008, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is in excess of 50 years; the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $102,406 to $556,400 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        At December 31, 2008, 22 of our travel centers were on land leased partially or in its entirety. The average remaining term of the ground leases (including renewal options) is approximately 20 years, and the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $432,132. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

Item 3.    Legal Proceedings

        We are aware of a complaint originally filed in the Delaware Court of Chancery on February 1, 2008 which purports to be a derivative action against TA's directors, us and RMR. This complaint appears to allege that our lease of Petro Stopping Centers® branded travel centers to TA is unfair to TA. On October 30, 2008, the plaintiff's claims against RMR were dismissed. On December 11, 2008, the Court denied TA's motion to dismiss the complaint; however, in the plaintiff's brief of September 11, 2008 filed in opposition to TA's motion to dismiss, the plaintiff conceded he was unable to effect service of process on us. We understand that TA, its directors and the plaintiff are now proceeding with discovery. On January 21, 2009, we demanded that TA arbitrate the claims pertaining to our lease as our lease provides. We do not expect this litigation or the arbitration to have a material adverse effect on us.

        In the ordinary course of business we are involved in litigation incidental to our business; however we are not aware of any material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2007	High	Low
First Quarter	$49.00	$37.52
Second Quarter	47.88	40.75
Third Quarter	44.30	36.00
Fourth Quarter	43.18	32.02
2008	High	Low
First Quarter	$36.98	$30.40
Second Quarter	34.03	24.46
Third Quarter	24.80	18.87
Fourth Quarter	19.54	7.20

        The closing price of our common shares on the NYSE on February 27, 2009, was $11.40 per share.

        As of February 27, 2009, there were 968 shareholders of record, and we estimate that as of such date there were in excess of 66,000 beneficial owners of our common shares.

        Information about cash distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2007	2008
First Quarter	$0.76	$0.77
Second Quarter	0.76	0.77
Third Quarter	0.77	0.77
Fourth Quarter	0.77	0.77

Total	$3.06	$3.08

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis. However, distributions are made at the discretion of our board of trustees and depend on our earnings, funds from operations, cash available for distribution, financial condition, capital market conditions, growth prospects and other factors which our board of trustees deems relevant. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

        On December 11, 2008, pursuant to our Incentive Share Award Plans we granted our officers and certain key employees of RMR, our manager, an aggregate of 9,250 common shares of beneficial interest, par value $0.01 per share, valued at $11.43 per share, the closing price of our common shares on the NYSE on that day. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. Comparative results are affected by property acquisitions and dispositions during the periods shown. This data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$899,474	$941,455	$879,324	$682,541	$498,122
Rental income	328,051	316,819	120,649	114,332	112,325
FF&E reserve income	23,837	22,286	20,299	19,767	18,147
Interest income	1,312	4,919	2,674	1,373	627

Total revenues	1,252,674	1,285,479	1,022,946	818,013	629,221
Expenses:
Hotel operating expenses	620,008	657,000	618,334	476,858	333,818
Interest	147,184	140,517	81,451	65,263	50,393
Depreciation and amortization	239,166	216,688	141,198	127,242	110,333
General and administrative	37,751	37,223	25,090	22,514	18,659
Reserve for straight line rent receivable	19,613	—	—	—	—
Loss on asset impairment	53,225	1,332	—	7,300	—
TA spin off costs	—	2,711	—	—	—

Total expenses	1,116,947	1,055,471	866,073	699,177	513,203

Income before income taxes	135,727	230,008	156,873	118,836	116,018
Income tax expense	(1,846)	(2,191)	(372)	(57)	—

Income before gain on sale of real estate
and discontinued operations	133,881	227,817	156,501	118,779	116,018
Gain on sale of real estate, net	114	—	—	—	203

Income from continuing operations	133,995	227,817	156,501	118,779	116,221
Discontinued operations:
Income from discontinued operations	—	7,440	12,538	11,124	10,870
Gain on sale of real estate used by discontinued operations	—	95,711	—	—	—

Net income	133,995	330,968	169,039	129,903	127,091
Preferred distributions	29,880	26,769	7,656	7,656	9,674
Excess of liquidation preference over carrying value of preferred shares	—	—	—	—	2,793

Net income available for common shareholders	$104,115	$304,199	$161,383	$122,247	$114,624

Common distributions declared	$289,380	$287,272	$225,927	$205,162	$193,523
Weighted average common shares outstanding	93,944	93,109	73,279	69,866	66,503
Per Common Share Data:
Income from continuing operations available for common shareholders	$1.11	$2.16	$2.03	$1.59	$1.56
Income from discontinued operations available for common shareholders	$—	$1.11	$0.17	$0.16	$0.16
Net income available for common shareholders	$1.11	$3.27	$2.20	$1.75	$1.72
Distributions per common share	$3.08	$3.06	$2.95	$2.90	$2.88
Balance Sheet Data (as of December 31):
Real estate properties, at cost	$6,407,884	$6,196,231	$4,018,781	$3,606,404	$3,161,259
Real estate properties, net	5,347,681	5,346,761	3,316,268	2,997,605	2,608,019
Total assets	5,576,405	5,679,307	3,957,463	3,114,607	2,689,425
Debt, net of discount	2,668,288	2,579,391	1,199,830	960,372	697,505
Shareholders' equity	2,602,867	2,786,434	2,447,540	1,855,455	1,685,873

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

2008 Developments

        Marriott Kauai Resort Beach Club Lease—Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott. This hotel was previously part of a 35 hotel portfolio leased to one of our TRSs, and managed by Marriott. The rent payable to us under the lease is $5,522 per annum subject to annual adjustment based upon changes in the Consumer Price Index. The lease agreement expires December 31, 2019, and Marriott has four renewal options of 15 years each. Marriott guarantees the rent payable to us under the lease. Pursuant to the lease agreement, we agreed to fund certain planned improvements to the hotel. The annual minimum rent payable to us under the lease will increase as improvements are funded.

        Sparks, Nevada Travel Center Acquisition—On March 17, 2008, we acquired the land and improvements at our Petro Stopping Centers® branded travel center located in Sparks, Nevada from a third party for $42,500. We simultaneously leased them to TravelCenters of America LLC, or TA, and rent under our lease with TA for 40 Petro Stopping Centers® branded travel centers was increased by $3,952 per annum. We funded the acquisition with cash on hand and borrowings under our revolving credit facility.

        TA Lease Amendment—On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase from TA of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year. The amendment provides that TA may accelerate our purchase of the specified capital improvements. In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amendment. As of December 31, 2008, our remaining undiscounted purchase commitment under this lease is $16,820.

        TA Rent Deferral Arrangement—When we created TA and distributed TA shares to our shareholders on January 31, 2007, TA was capitalized with approximately $200,000 of cash and working capital. Later in 2007, we acquired the real estate of Petro Stopping Centers, L.P., or Petro, with TA and TA completed an equity offering for net proceeds of approximately $205,301. At the time of these transactions, we and TA believed that TA was adequately capitalized to meet all of its obligations to us. However, since then there have been material changes in the market conditions in which TA operates. Specifically, the increase during the first half of 2008 in the price of diesel fuel which TA buys and sells at its travel centers and the current U.S. recession adversely affected TA's business and increased its working capital requirements.

        TA has undertaken a restructuring of its business to adjust to these changed market conditions. We believe that TA's operating cash flows were sufficient to meet TA's rent obligations to us. However, while certain TA operating issues appear to have been addressed, TA's balance sheet flexibility and liquidity remain a concern, as a prolonged economic downturn and fuel price volatility may negatively impact TA's future operating results and working capital requirements. Under these circumstances, on August 11, 2008, we and TA agreed upon a rent deferral arrangement to allow TA to build a working capital cushion. Significant terms of this arrangement include:

  •
  TA currently leases 185 travel centers from us under two leases for combined rent of $18,840 per month. This rent amount periodically increases pursuant to formulas in the leases. TA will have the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010.

  •
  TA is not obligated to pay cash interest on the deferred rent through December 31, 2009.

  •
  TA issued 1,540,000 TA common shares to us (9.6% of TA's shares outstanding immediately after this new issuance and 9.3% of TA's shares outstanding as of December 31, 2008). In the event TA does not defer monthly rental payments for the full permitted amounts through December 31, 2009, it may repurchase a pro-rata amount of TA shares issued to us for nominal consideration. As of December 31, 2008, 1,112,222 shares of TA common stock remained eligible for repurchase if TA does not exercise its right to defer any additional rent in the future.

  •
  Unpaid rent deferrals bear interest payable to us monthly at the rate of 12% per annum, beginning January 1, 2010.

  •
  There are no rent deferrals permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not paid is due to us on July 1, 2011. Any deferred amounts (and interest) may be prepaid at anytime.

  •
  This deferral agreement also includes a prohibition on share purchases and dividends by TA while any deferred rent remains unpaid and has change of control (as defined in the deferral agreement) covenants so that amounts deferred will be payable to us in the event TA experiences a change of control while deferred rent is unpaid.

        From July 1, 2008 through December 31, 2008, TA deferred $30,000 of rent under this agreement. The agreement we have entered with TA provides for rent deferral, not rent forgiveness. We believe TA's recent operating results demonstrate that TA has a valuable business franchise which provides it with the ability to pay its rent obligations. This agreement is intended by us to afford TA improved financial flexibility to meet its working capital needs which resulted from the unusual combination of significant price increases and volatility in diesel fuel prices during a period of slowing demand for the products and services which TA sells. Despite the fact that this is a deferral agreement, we have determined that, due to the uncertainties regarding TA's ability to perform its obligations under the leases, generally accepted accounting principles require us to reserve previously accrued straight line rent and to defer recognition of future straight line and deferred rents until circumstances change or these amounts are collected.

        U.S. Hotel Industry—The U.S. economy has been in a recession since December 2007. As a result of the impact of a recessionary economy, in 2008 the U.S. hotel industry experienced declines versus 2007 in occupancy, revenues and profitability. We believe these declines resulted primarily from reduced business and leisure travel resulting from reduced business and consumer spending. During 2008, most of our hotel operators reported declines in the operating performance of our hotels versus the prior year. As of December 31, 2008, all returns and rent payments due to us under our hotel operating agreements were current. Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect payments of minimum returns and rents to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted payments to us is not assured, particularly if travel patterns continue at depressed levels for extended periods. If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to pay distributions at the current rate or at any rate.

        Capital Markets—During 2008, the capital markets experienced a continuing lessening of capital availability for businesses whose obligations are not guaranteed by governments. At the beginning of 2008, we believed unsecured credit was still available to investment grade companies in hospitality related businesses but that costs had begun to rise significantly. By about mid-year 2008, it appeared to us that unsecured credit might be prohibitively expensive to most hospitality companies but that secured debt may be available. By year end, it appeared to us that secured debt was becoming very expensive to companies that own hospitality real estate, and that the availability of such debt was limited. Because we own a large number of unencumbered properties, because we believe we have a history of operating our business in a financially conservative manner and because we do not have any material amounts of current debt maturities, we do not believe that the present adverse capital market conditions jeopardize our ability to operate our business at this time. However, we do not know how long the illiquid current capital market conditions may persist, and we are closely monitoring the market conditions and considering financial alternatives which may be available in the event that the current conditions continue for an extended period.

        Year to Date 2009 Update—The financial performance of the hotel industry generally and our hotel properties continued to deteriorate during January and February 2009. Revenue per available room, or RevPAR, at our hotels was down approximately 16% in January 2009 compared to January 2008.

        Marriott has recently notified us that the operating performance of our hotels in the operating agreements we call Marriott nos. 3 and 4 were projected to not meet our minimum return/rent requirements during the first quarter of 2009. Marriott's guarantees for deficiency amounts earned at our hotels in the Marriott operating agreements nos. 3 and 4 have expired, but we continue to hold security deposits for each of the operating agreements in the amounts of approximately $36,204 and $28,508, respectively. The notices we received with respect to our operating agreement known as Marriott no. 3 were followed by payments to us of amounts which were less than the minimum monthly returns required in this agreement for the first three periods of 2009. The amount of the deficiencies were $2,227 for the first period, $1,232 for the second period and $1,404 for the third period. In each of the first two instances we sent Marriott a notice that there was a deficiency in the amount of the minimum payment due to us and, in each case, Marriott paid the deficiency amount within the ten day cure period established in this operating agreement. We sent Marriott a notice regarding the deficiency for the third period on March 2, 2009. If Marriott does not pay the third period deficiency we will reduce the amount of the security deposit we hold for the Marriott no. 3 operating agreement by the amount of the deficiency as well as possibly take other actions permitted under the operating agreement. With respect to our operating agreement known as Marriott no. 4, we received payment of the full minimum rent required in this agreement for the first two periods in 2009. The payment we received for the third period of 2009 was $852 less than the full minimum rent required under this agreement. On March 2, 2009, we sent Crestline, our tenant under the Marriott no. 4 operating agreement, and Marriott, the manager of the hotels included in our Marriott no. 4 agreement, a notice of default. Pursuant to the terms of the operating agreement, Crestline and/or Marriott has ten days to cure this default. If we do not receive the deficiency amount within the applicable cure period we will reduce the amount of the security deposit we hold for the Marriott no. 4 agreement by the amount of the deficiency and pursue other remedies available to us under the operating agreement, including possible termination of the lease. Should we reduce the amounts of the security deposits we hold for these agreement or any other operating agreements for payment deficiencies, the applications of the security deposits will cause us to record income equal to the full amounts of the minimum return due to us, but it will not result in cash flow to us of the deficiency amounts. We are currently having discussions with Marriott concerning payments which may be made to us from these hotels in the current hotel industry conditions, but we do not know whether Marriott will continue to pay the full minimum returns due to us with respect to Marriott no. 3 or if Marriott or Crestline will pay the full rent due to us with respect to our Marriott no. 4 agreement.

        TA produced net operating income in the third and fourth quarters of 2008. We believe that these results were achieved, in large part, by expense controls and business strategy changes implemented by TA during the early part of 2008. The current economic recession in the U.S. continues to cause TA fuel volumes to decline. One of TA's largest competitors has recently filed for bankruptcy. We believe there may be limits to the amount of additional expense savings TA can achieve without jeopardizing the long term value of its businesses and out travel center properties. TA has elected to defer $5,000 of rent due in each of January and February 2009, as it is permitted to due under the rent deferral arrangement we entered with TA in August 2008.

Management Agreements and Leases

        At December 31, 2008, our 289 hotels were included in one of eleven agreements, of which 197 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 are leased to third parties. Our 185 travel centers are leased to TA under two agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the tables on pages 70 through 73.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$899,474	$941,455	$(41,981)	(4.5)%
Rental income:
Minimum rents—hotels	124,396	117,193	7,203	6.1%
Minimum rents—travel centers	198,553	193,571	4,982	2.6%

	322,949	310,764	12,185	3.9%
Percentage rent—hotels	5,102	6,055	(953)	(15.7)%

Total rental income	328,051	316,819	11,232	3.5%
FF&E reserve income—hotels	23,837	22,286	1,551	7.0%
Interest income	1,312	4,919	(3,607)	(73.3)%
Expenses:
Hotel operating expenses	620,008	657,000	(36,992)	(5.6)%
Interest expense	147,184	140,517	6,667	4.7%
Depreciation and amortization—hotels	155,488	147,401	8,087	5.5%
Depreciation and amortization—travel centers	83,678	69,287	14,391	20.8%

Total depreciation and amortization	239,166	216,688	22,478	10.4%
General and administrative	37,751	37,223	528	1.4%
TA spin off costs	—	2,711	(2,711)	—
Reserve for straight line rent receivable	19,613	—	19,613	—
Loss on asset impairment	53,225	1,332	51,893	3895.9%
Income tax expense	1,846	2,191	(345)	(15.7)%
Gain on sale of real estate, net	114	—	114	—
Income from continuing operations	133,995	227,817	(93,822)	(41.2)%
Income from discontinued operations	—	7,440	(7,440)	—
Gain on sale of real estate from discontinued operations	—	95,711	(95,711)	—
Net income	133,995	330,968	(196,973)	(59.5)%
Net income available for common shareholders	104,115	304,199	(200,084)	(65.8)%
Weighted average shares outstanding	93,944	93,109	835.90%
Income from continuing operations available for common shareholders per common share	$1.11	$2.16	$(1.05)	(48.6)%
Income from discontinued operations available for common shareholders per common share	—	$1.11	$(1.11)	—
Net income available for common shareholders per common share	$1.11	$3.27	$(2.16)	(66.1)%

        The decrease in hotel operating revenues in 2008 versus 2007 was caused primarily by the sale of managed hotels in February, June and December 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by slightly higher revenues at our remaining managed hotels. Revenues decreased at most of our managed hotels from 2007 due to lower occupancy rates; however, these declines were offset by increased revenues at our recently renovated and rebranded Hyatt Place hotels. Additional operating statistics of our hotels are included in the table on page 74.

        The decrease in hotel operating expenses from 2007 was primarily caused by the sale of the three managed hotels and the conversion of our Kauai Marriott hotel described above.

        Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, under our hotel management agreements is recognized as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $14,930 and $24,181 in the fourth quarter 2008 and 2007, respectively. The decrease in additional returns from 2007 is due primarily to weaker operating performance as a result of the recessionary U.S. economy described above.

        All of our managed hotels generated net operating results above the minimum returns due to us in 2008. Certain of our managed hotels had net operating results that were $9,780 less than the minimum returns due to us in 2007, but these amounts were funded by our tenants and operators. We reflected these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels.

        The increase in minimum rents—hotels is a result of the conversion of the Kauai Marriott hotel to a leased hotel as described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

        The increase in minimum rents—travel centers is a result of our acquisition of 40 travel centers and commencement of our second lease with TA on May 30, 2007, offset by the deferral agreement with TA as described above. Rental income—travel centers includes $3,800 and $15,813 of adjustments necessary to record rent on the straight line basis for the twelve months ended December 31, 2008 and 2007, respectively. For the reasons described above, we ceased recognizing straight line rent under our lease with TA for 145 travel centers in the second quarter of 2008.

        The decrease in percentage rent—hotels is the result of decreased sales compared to base year sales at our leased hotels.

        FF&E reserve income—hotels represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income—hotels is primarily due to the conversion of the Kauai Marriott hotel to a leased hotel as described above offset by decreased levels of hotel sales in 2008 versus 2007 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels.

        The decrease in interest income is due to lower average cash balances and lower average interest rates during 2008.

        The increase in interest expense is primarily due to higher average borrowings, partially offset by a lower weighted average interest rate during 2008 than in 2007.

        The increase in depreciation and amortization—hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2007 and 2008.

        The increase in depreciation and amortization—travel centers is primarily due to the depreciation and amortization of our 2007 and 2008 travel center acquisitions and improvements made to our travel centers during 2007 and 2008.

        The increase in general and administrative expense is due primarily to the impact of additional property investments during 2007 and 2008, offset by lower incentive advisory fees recognized in 2008 than in 2007.

        We recorded a $53,225 loss on asset impairment in the second quarter of 2008 to reduce the carrying value of certain intangible assets arising from our January 2007 TA acquisition to their estimated fair market value. We recorded a $1,332 loss on asset impairment in the fourth quarter of 2007 to reduce the carrying value of a hotel held for sale to its estimated net realizable value less costs to sell.

        We recorded a $19,613 reserve in the second quarter of 2008 to fully reserve the straight line rent receivable relating to our lease with TA for 145 travel centers.

        The decrease in income tax expense is primarily due to lower federal alternative minimum tax for our TRS and foreign taxes relating to our hotels in Puerto Rico and Canada in 2008.

        The net gain on sale of real estate in 2008 reflects the sale of (i) our Park Plaza hotel in North Phoenix, Arizona for a gain of $645 during the first quarter of 2008; (ii) our AmeriSuites hotel in Atlantic Beach, North Carolina for a gain of $629 in the second quarter of 2008; and (iii) our AmeriSuites hotel in Tampa, Florida for a loss of $1,160 during the fourth quarter of 2008.

        The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites hotels in the third quarter of 2007.

        The gain on sale of real estate from discontinued operations in 2007 reflects the sale of our 18 Homestead Studio Suites hotels in the third quarter of 2007 for $205,350.

        The decrease in income from continuing operations, net income, net income available for common shareholders, income from continuing operations available for common shareholders per common share and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	For the year ended December 31,
	2007	2006	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$941,455	$879,324	$62,131	7.1%
Rental income:
Minimum rents—hotels	117,193	115,461	1,732	1.5%
Minimum rents—travel centers	193,571	—	193,571	—

	310,764	115,461	195,303	169.2%
Percentage rent—hotels	6,055	5,188	867	16.7%

Total rental income	316,819	120,649	196,170	162.6%
FF&E reserve income—hotels	22,286	20,299	1,987	9.8%
Interest income	4,919	2,674	2,245	84.0%
Expenses:
Hotel operating expenses	657,000	618,334	38,666	6.3%
Interest expense	140,517	81,451	59,066	72.5%
Depreciation and amortization—hotels	147,401	141,198	6,203	4.4%
Depreciation and amortization—travel centers	69,287	—	69,287	—

Total depreciation and amortization	216,688	141,198	75,490	53.5%
General and administrative	37,223	25,090	12,133	48.4%
TA spin off costs	2,711	—	2,711	—
Loss on asset impairment	1,332	—	1,332	—
Income tax expense	2,191	372	1,819	489.0%
Income from continuing operations	227,817	156,501	71,316	45.6%
Discontinued operations:
Income from discontinued operations	7,440	12,538	(5,098)	(40.7)%
Gain on sale of real estate from discontinued operations	95,711	—	95,711	—
Net income	330,968	169,039	161,929	95.8%
Net income available for common shareholders	304,199	161,383	142,816	88.5%
Weighted average shares outstanding	93,109	73,279	19,830	27.1%
Income from continuing operations available for common shareholders per common share	$2.16	$2.03	$0.13	6.4%
Income from discontinued operations available for common shareholders per common share	$1.11	$0.17	$0.94	552.9%
Net income available for common shareholders per common share	$3.27	$2.20	$1.07	48.6%

        The increase in hotel operating revenues in 2007 versus 2006 was caused by the increase in revenues at our managed hotels and our acquisition of four managed hotels in April 2006. Revenues increased at most of our managed hotels from 2006 due to higher ADR, partially offset by slightly lower occupancy rates. Additional operating statistics of our hotels are included in the table on page 74.

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

        The increase in minimum rents—hotels is a result of our funding of improvements at certain of our leased hotels in 2006 and 2007 that caused in increases in the annual minimum rents due to us.

        The increase in minimum rents—travel centers is a result of our acquisition of 146 travel centers and commencement of our lease with TA on January 31, 2007 and our acquisition of an additional 40 travel centers and commencement of our second lease with TA on May 30, 2007. Rental income—travel centers includes $15,813 of adjustments necessary to record rent on the straight line basis for the twelve months ended December 31, 2007.

        The increase in percentage rent—hotels is the result of increased sales at our leased hotels.

        The increase in FF&E reserve income—hotels is primarily due to increased levels of hotel sales at our leased hotels in 2007 versus 2006.

        The increase in interest income is due to higher average cash balances and higher average interest rates during 2007.

        The increase in interest expense is primarily due to higher average borrowings as a result of our 2006 and 2007 acquisitions, which was partially offset by a lower weighted average interest rate during 2007 than in 2006.

        The increase in depreciation and amortization—hotels is due principally to the depreciation and amortization of assets acquired in our 2006 acquisitions and the purchase of depreciable assets with funds from FF&E reserve accounts owned by us in 2006 and 2007. The increase was offset somewhat by the sale of our Homestead Studio Suites hotels in July 2007.

        The increase in depreciation and amortization—travel centers is due to the depreciation and amortization of assets acquired in our 2007 travel center acquisitions described above.

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

        The increases in income from continuing operations available for common shareholders, income from discontinued operations available for common shareholders, net income available for common shareholders and the corresponding per common share amounts are primarily due to the investment and operating activities discussed above. On a per share basis, the percentage increases in income from continuing operations available for common shareholders, income from discontinued operations available for common shareholders and net income available for common shareholders was lower due to our issuance of common shares in July and December 2006 and February 2007.

Liquidity and Capital Resources

Our Managers and Tenants

        All 474 of our properties are operated under management agreements or leases. All costs of operating and maintaining our properties are paid by the third party hotel managers as agents for us or by hotel or travel center tenants for their own account. These managers and tenants derive their funding for property operating expenses, FF&E reserve, and returns and rents due to us generally from property operating revenues and, to the extent that these managers and tenants fund our minimum returns and minimum rents, from their separate resources.

        We define coverage for each of our management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the tables on pages 70 through 73. Assuming our eleven hotel operating agreements as of December 31, 2008 had been in place during the twelve months ended December 31, 2008, ten agreements, representing 288 hotels, generated coverage of at least 1.0x using historical operating results. One hotel agreement generated coverage below 1.0x during 2008. The rents due under this agreement are guaranteed by Marriott, the parent of the lessee.

        Assuming our two travel center leases, representing 145 and 40 properties as of December 31, 2008 had been in place during the twelve months ended December 31, 2008, the agreements would have generated coverage of 1.43x and 1.52x, respectively, using historical operating results. As described above, effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases. However, we calculated the rent coverage ratios for the twelve months ended December 31, 2008 using the contractual rent amounts without consideration of the rent deferral. Because substantially all of TA's business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA's ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what a operator interested to acquire these properties or the leaseholds might evaluate these properties contributions to their earnings before corporate level expenses.

        Three hundred fifty (350) of our properties, representing 76% of our total investments at cost as of December 31, 2008, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager, tenant or guarantor from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

        As described above, on March 2, 2009, we sent Marriott and Crestline notices regarding deficiencies in the payment of the minimum return/rents due us on March 2, 2009 under the Marriott no. 3 and Marriott no. 4 agreements, respectively. As of March 2, 2009, all other payments due from our managers and tenants are current. However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the current economic downturn continues for a prolonged period. If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

        Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of all management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future. However, given the weak U.S. economy and its impact on the hotel and travel center industries, our operators and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of our distributions to common shareholders.

        We maintain our status as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. In 1999, federal legislation known as the RMA, was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to TRSs if the hotels are managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to income tax at corporate tax rates. Also, the income we receive from our hotels in Canada, Puerto Rico and certain states is subject to taxes in those jurisdictions.

Our Investment and Financing Liquidity and Capital Resources

        Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the twelve months ended December 31, 2008, our hotel managers and hotel tenants contributed $71,760 to these accounts and $101,869 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of December 31, 2008, there was $32,026 on deposit in these escrow accounts, which was held directly by us and is reflected on our balance sheet as restricted cash.

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the twelve months ended December 31, 2008, we funded $34,001 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

  •
  During the twelve months ended December 31, 2008, we funded $20,913 for improvements to hotels included in our four Marriott portfolio agreements using cash on hand and borrowings under our revolving credit facility. We expect to fund between $70,000 and $80,000 for improvements to our Marriott hotels during 2009 and 2010 with funds from our existing cash balances or borrowings under our revolving credit facility.

  •
  Pursuant to an April 2005 agreement we entered with a subsidiary of Hyatt, for management of 24 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt Place™ brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of

    December 31, 2008, we have funded $74,600. We funded $3,100 of this amount during the twelve months ended December 31, 2008 using funds from our existing cash balances or borrowings under our revolving credit facility. We currently do not expect to make additional fundings in 2009.

  •
  Pursuant to January and April 2006 agreements we entered with InterContinental, for the management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We funded $9,691 in January 2007, $9,691 in January 2008 and the final $4,846 in January 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

  •
  Pursuant to a January 2008 lease agreement we entered with a subsidiary of Marriott for our Kauai hotel, we agreed to fund certain planned improvements to the hotel. We funded $36,700 for improvements in February 2009 under this agreement with funds from our existing cash balances and borrowings under our revolving credit facility. The annual rent payable to us under the lease increases by approximately 8.5% of the amounts funded for improvements at this hotel.

        FF&E escrow deposits are not required under our travel center leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year. The amendment provides that TA may accelerate our purchase of the specified capital improvements. In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amendment. As of December 31, 2008, we have funded $102,393 and our remaining undiscounted purchase commitment under this lease is $16,820 which we expect to fund in 2009 using existing cash balances and borrowings under our revolving credit facility. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under such lease provisions during the twelve months ended December 31, 2008.

        On January 15, 2008, April 15, 2008, July 15, 2008 and October 15, 2008, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2008, April 14, 2008, July 14, 2008 and October 14, 2008, respectively. On December 1, 2008, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on December 31, 2008 with respect to the period ended January 14, 2009. We paid this distribution on January 15, 2009. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 15, 2008, May 15, 2008, August 15, 2008 and November 17, 2008 we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2008, May 14, 2008, August 14, 2008 and November 14, 2008. On January 5, 2009, we declared a distribution of $0.4375 per Series C preferred shareholders with respect to the period ending February 14, 2009. We paid this distribution on February 17, 2009. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 15, 2008, May 15, 2008, August 15, 2008 and November 17, 2008, we paid a $0.77 per share distribution to our common shareholders, for the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008, respectively. On January 9, 2009, we declared a $0.77 per share distribution to our common shareholders of record on January 21, 2009. We paid this distribution on February 25, 2009. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On March 3, 2008, we redeemed $150,000 of our 7% senior notes using borrowings under our revolving credit facility.

        On March 17, 2008, we acquired certain land and improvements at our Petro travel center in Sparks, Nevada for $42,500. We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

        In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and we have the option to extend the facility for one additional year upon payment of an extension fee of $1,500. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (totaling 1.03% per annum at December 31, 2008). We may borrow up to $750,000 under the revolving credit facility and it includes a feature under which the maximum amount available for borrowing may be expanded to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility are unsecured. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of December 31, 2008, we had a balance of $396,000 outstanding under our revolving credit facility.

        At December 31, 2008, we had $22,450 of cash (excluding FF&E restricted cash) and cash equivalents and $354,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

        Our term debt maturities (other than our revolving credit facility) are as follows: $50,000 in 2010, $125,000 in 2012, $300,000 in 2013, $300,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $575,000 in 2027. Our 3.8% convertible senior notes ($575,000 due in 2027) are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option, with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

        As of December 31, 2008, we had one mortgage note we assumed in connection with our acquisition of one hotel with a current principal balance of $3,558. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in July 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date. In connection with our acquisition of Petro Stopping Centers Holdings, LP, or Petro Holdings, we acquired certain Petro Holdings properties which secure debt that was previously issued by Petro. Upon closing of our acquisition of Petro Holdings, the Petro debt assumed by TA was covenant defeased and funds were escrowed to redeem the Petro debt. TA redeemed this debt on February 15, 2008.

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

        Recent capital markets conditions have been challenging. The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile. While we believe we will have access to various types of financings, including debt or equity offerings, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable. If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may not be able to access additional capital. Our ability to continue to access capital could be impacted by various factors including general market conditions and the continuing slowdown in the economy, interest rates, credit ratings on our securities, the market price of our capital stock, the performance of our tenants, borrowers and operators, including any restructurings, disruptions or bankruptcies of our tenants, borrowers and operators, and the perception of our potential future earnings and cash distributions. Impacts such as these might impair our ability to make future acquisitions and make our current growth plans unachievable. Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increases in the interest costs under our floating rate debts and our fixed rate debts when we refinance or when we incur new debt. These interest cost increases could have material and adverse impact on our results of operations and financial conditions.

        In February 2009, we repurchased and retired $113,330 of our convertible senior notes at a total cost of $81,797, including transaction costs but excluding accrued interest, using borrowings under our revolving credit facility. We expect to record a gain of approximately $24,000, net of unamortized deferred financing costs, on the early extinguishment of this debt in the first quarter of 2009.

        As of December 31, 2008, our contractual obligations were as follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$2,674,558	$84	$449,474	$425,000	$1,800,000
Ground Lease Obligations(2)	172,796	13,357	25,971	23,150	110,318
Capital improvements(3)	136,579	126,579	10,000	—	—
Projected interest expense(4)	1,145,222	133,815	256,781	228,688	525,938

Total	$4,129,155	$273,835	$732,226	$676,838	$2,436,256

(1)
Holders of our convertible senior notes ($575,000 due in 2027) may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012. The amounts in the table reflect these notes as being due on their maturity date and therefore are included in the "More than 5 Years" category. In February 2009, we repurchased and retired $113,330 of our convertible senior notes.

(2)
14 of our hotels and 22 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.

(3)
Represents amounts we expect to fund for capital improvements to our properties in addition to recurring FF&E reserve funding from hotel operations.

(4)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

        As of December 31, 2008, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2008, our secured debt obligations were limited to one mortgage note of $3,558 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

        Our debt obligations at December 31, 2008, consist of our revolving credit facility, our $2,275,000 of unsecured term debt and convertible notes and our $3,558 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2008, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

        Neither our indenture and its supplements nor our revolving credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt rating is used to determine the fees and interest rate applied to borrowings. If our credit rating is downgraded, our interest expense and related costs under our revolving credit facility would therefore increase.

        Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, our revolving credit facility agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions

        We have no employees. RMR provides management services to us and also provides management services to other public and private companies, including HRP, SNH, Five Star and TA. Our bylaws require that a certain number of our trustees be managing trustees, meaning a trustee who is not an independent trustee and who has been an employee, officer or director of RMR or involved in our day to day activities for at least one year prior to his or her election.

        We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide management and administrative services to us: a business management agreement and a property management agreement related to the office building component of one of our hotel properties. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of our average real estate investments, as described in the agreement, up to the first $250,000 of such investments and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our cash available for distribution per share, as defined in the business management agreement. The incentive fee is paid in common shares. Our property management agreement with RMR provides for management fees relating to the office building, equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs.

        Renewals or extensions of our management agreements are subject to the annual approval of our independent trustees. Under our business management agreement, RMR has agreed not to provide business management services to any other REIT who is principally engaged in the business of ownership of hotel properties without the consent of our independent trustees. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders. Aggregate fees paid to RMR during 2008 were $32,319. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs of providing that function was $222 in 2008. Messrs. Barry Portnoy and his son, Adam Portnoy, beneficially own RMR and are our managing trustees. Adam Portnoy is the President, Chief Executive Officer and a director of RMR. All transactions between us and RMR are approved by our compensation committee which is composed of independent trustees. For more information about the terms of our business management agreement and property management agreement with RMR, please read these agreements, copies of which were filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and to our Current Report on Form 8-K dated January 2, 2006, respectively.

        We lease our travel centers to TA under two leases having aggregate minimum annual rent of $226,078 (subject to the rent deferral agreement described below). TA was formerly our wholly owned subsidiary. On January 31, 2007, we distributed all of the then outstanding common shares of TA to our common shareholders. As described above under 2008 Developments, we have certain commitments to purchase capital improvements from TA and, in August, 2008, we entered into a rent deferral agreement with TA. Among other things, the rent deferral agreement provided for TA's issuance to us of 1,540,000 of its common shares (9.6% of TA's shares outstanding after giving effect to that new issuance), a portion of which may be subject to repurchase by TA for nominal consideration based on the amount of rent which TA elects to defer. In 2008, TA deferred $30,000 of rent under this agreement. RMR provides management services to us and to TA. Our officers and some of our trustees and some of the officers and directors of TA are employees, directors or owners of RMR. Our leases with TA and the matters affecting those leases were approved by our trustees who are independent of TA and RMR and by TA's directors who are independent of us and RMR. Nevertheless, because of our historical and existing relationships with TA and RMR, our dealings with TA and RMR may be considered related person transactions involving potential conflicts of interest. For more information about the terms of our leases with TA, as amended, please read these agreements, copies of which were filed with the U.S. Securities and Exchange Commission as exhibits to our Current Reports on Form 8-K filed February 12, 2007, June 4, 2007 and May 14, 2008. For more information about the terms of the rent deferral agreement with TA, please read that agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed August 11, 2008.

        We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our trustees are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control RMR, Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors. We have invested $25 to date in the insurance company and are committed to invest another $4,975, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business. See "Item 9B. Other Information" of this Annual Report on Form 10-K for additional information regarding this insurance company and our participation in that insurance company.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our governance guidelines address review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and governance guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct and governance guidelines. If there are no disinterested trustees, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of our entire board of trustees and the affirmative vote of a majority of our independent trustees. Pursuant to our governance guidelines, in determining whether to approve or ratify a transaction, our board of trustees, disinterested trustees or independent trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, and shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  We are in the process of forming and licensing an insurance company, for which all of our trustees will serve as directors. Any material transaction between us and such insurance company shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire board of trustees and the affirmative vote of a majority of our independent trustees.

        The following is a summary of provisions of our declaration of trust, affecting certain transactions with related persons. Because it is a summary of the material terms, it does not contain all the information that may be important to you. If you would like more information, you should read our entire declaration of trust, which has been filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Under our declaration of trust:

  •
  Each of our trustees, officers, employees and agents may, in his or her personal capacity or otherwise, have business interests and engage in business activities similar to or in addition to those relating to us, which interests and activities may be similar to and competitive with ours and may include the acquisition, syndication, holding, management, development, operation or disposition, for his own account, or for the account of others, of interests in mortgages, interests in real property, or interests in persons engaged in the real estate business.

  •
  Each of our trustees, officers, employees and agents is free of any obligation to present to us any investment opportunity which comes to him or her in any capacity other than solely as our trustee, officer, employee or agent even if such opportunity is of a character which, if presented to us, could be taken by us.

  •
  Each of our trustees, officers, employees or agents may be interested as a trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any person who may be engaged to render advice or services to us, and may receive compensation from such person as well as compensation from us as a trustee, officer, employee or agent or otherwise.

  •
  None of the above mentioned activities will be deemed to conflict with an individual's duties and powers as our trustee, officer, employee or agent.

  •
  We may enter into any contract or transaction of any kind, whether or not any of our trustees, officers, employees or agents has a financial interest in such transaction, with any person, including any of our trustees, officers, employees or agents or any person affiliated with one of our trustees, officers, employees or agents or in which one of our trustees, officers, employees or agents has a material financial interest. To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entities in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our board of trustees or a proper committee thereof, and our board of trustees or such committee authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of disinterested trustees; or

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our shareholders entitled to vote, and the contract or transaction is authorized, approved, or ratified by a majority of the votes cast by our shareholders entitled to vote; and

  •
  We may engage in a transaction with: any of our trustees, officers, employees or agents; any of RMR's or any of our investment advisors' directors, trustees, partners, officers, employees or agents; RMR or any of our investment advisors; or an affiliate of any of the foregoing, provided that such transaction has, after disclosure of such affiliation, been approved or ratified by the affirmative vote of a majority of the disinterested trustees who are not affiliates of any party to the transaction after a determination by them that such transaction is fair and reasonable to us and our shareholders.

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

        Classification of Leases.    Certain of our properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate present value discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

        Allocation of Purchase Price and Recognition of Depreciation and Amortization Expense.    The acquisition cost of each property investment is allocated to various property components such as land, buildings and equipment, and each component generally has a different useful life. For real estate acquired, we allocate the purchase price among building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships. Acquisition cost allocations and the determination of the useful lives are based on our estimates or studies from independent experts. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. The value of intangible assets is amortized over the shorter of their estimated useful lives, or the term of the respective lease or the affected contract. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by accounting principles generally accepted in the United States.

        Impairment of Long Lived Assets and Indefinite Lived Intangible Assets.    We periodically evaluate our real estate investments assets for impairment indicators. These indicators may include weak or declining operating profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related investment by comparing it to the expected future undiscounted cash flows to be generated from that investment. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.

        We test our indefinite lived intangible assets for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. The impairment test requires us to determine the estimated fair value of the intangible asset. An impairment charge is recorded if the fair value is determined to be lower than the carrying value.

        Estimated fair value for our long lived assets and indefinite lived intangible assets are determined through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.

        Variable Interest Entities.    Under Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities", if an entity is determined to be a variable interest entity, it must be consolidated by the primary beneficiary. The primary beneficiary is the enterprise that absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. Generally, expected losses and expected residual returns are the expected negative and positive variability, respectively, in the fair value of the variable interest entities' net assets. When our TRS enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager we are required to assess if our TRS is or continues to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS. Incorrect assumptions or estimates of, among other things, occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary.

        Income Taxes.    We account for income taxes in accordance with SFAS 109 "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and in certain states despite our REIT status. Further, we lease our managed hotels to our wholly owned TRS that, unlike most of our subsidiaries is generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the

TRS and state and foreign income taxes incurred by us despite our tax status as a REIT. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax returns filed for the 2003 through 2008 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

        As of December 31, 2008, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Barcelo Crestline Corporation, or Barcelo Crestline, Hyatt and Carlson under 11 agreements. Our 185 travel centers are leased to and operated by subsidiaries of TA under two agreements.

        The tables on the following pages summarize the key terms of our leases and management agreements as of December 31, 2008, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, RevPAR, for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers' and tenants' success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®(8)	Staybridge Suites®	Candlewood Suites®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)
Number of Properties:	53	18	34	19	1	31	76
Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220
Number of States:	24	14	14	14	1	16	29
Tenant:	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Subsidiary of Host Subleased to Subsidiary of Barcelo Crestline.	Our TRS.	Subsidiary of Barcelo Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.
Investment (000s)(1):	$588,602	$210,022	$425,894	$274,222	$47,035	$436,708	$589,405
Security Deposit (000s):	$50,540	$17,220	$36,204	$28,508	—	$36,872(9)	—
End of Current Term:	2012	2010(2)	2019	2015	2019	2031	2028
Renewal Options(3):	3 for 12 years each.	(2)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s)(4):	$58,722	$20,984	$44,028	$28,508	$5,522	$37,882	$50,000
Additional Return:	—	—	$711(7)	—	—	—	$10,000(7)
Percentage Return / Rent(5):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006/07 revenues.
Return / Rent Coverage(6):
Year ended 12/31/08:	1.47x	1.13x	1.17x	1.15x	0.37x	1.13x	1.38x
Year ended 12/31/07:	1.63x	1.33x	1.29x	1.22x	0.80x	1.09x	1.43x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)
Excludes expenditures made from FF&E reserves funded from hotel operations, but includes amounts separately funded by us.

(2)
On November 13, 2008, we were notified by the tenant that it will not exercise its renewal option at the end of the current lease term. Upon expiration of the agreement, we expect to lease the hotels to one of our TRSs with the hotel brands and management agreement with Marriott not expected to change.

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

(8)
Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club with a subsidiary of Marriott. This hotel was previously included in Marriott agreement no. 3 and leased to one of our TRSs.

(9)
A single $36,872 deposit secures InterContinental's obligations under the InterContinental no. 1, no. 3 and no. 4 portfolios.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Hyatt Place™/ Amerisuites ®	Radisson® Hotels & Resorts/Park Plaza® Hotels & Resorts/Country Inns & Suites by Carlson®	TravelCenters of America	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA(1)	TA(2)	12
Number of Properties:	14	10	22	11	145	40	474
Number of Rooms / Suites:	4,139	2,937	2,725	2,096	—(9)	—	42,881(9)
Number of States:	7 plus Ontario and Puerto Rico.	5	14	7	39	25	44 plus Ontario and Puerto Rico.
Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.
Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.
Investment (000s)(1):	$512,373	$240,340	$299,342	$202,251	$1,832,354	$705,506	$6,364,054
Security Deposit (000s):	$36,872(6)	$36,872(6)	—	—	—	—	$169,344
End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 15 years).
Renewal Options(2):	2 for 15 Years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	N/A	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s)(3):	$44,258	$21,130	$21,777	$12,920	$159,901(10)(11)	$66,177(10)	$571,809
Additional Return:	$3,458(7)	$1,750(7)	50% of cash flow in excess of minimum return.(8)	50% of cash flow in excess of minimum return.(8)	—	—	$15,919
Percentage Return / Rent(4):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage(5)(12):
Year ended 12/31/08:	1.23x	1.02x	1.07x	1.42x	1.43x	1.52x	0.37x-1.52x
Year ended 12/31/07	1.33x	1.39x	0.53x	1.70x	1.26x	1.13x	0.53x-1.70x
Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

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

(6)
A single $36,872 deposit secures InterContinental's obligations under the InterContinental no. 1, no. 3 and no. 4 portfolios.

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

(10)
Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent for the period from July 1, 2008 until December 31, 2010. For the year ended December 31, 2008, TA deferred $30,000 in rents. TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral.

(11)
The amount of minimum rent payable to us by TA is scheduled to increase to $163,689, $167,641, $172,605 and $177,618 in 2009, 2010, 2011 and 2012, respectively, without taking any rent deferral into consideration.

(12)
TA rent coverage ratios were calculated based upon the contractual rent amounts and do not reflect the effect of any rent deferral.

        The following tables summarize the operating statistics, including occupancy, ADR and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated:

Management Agreement/Lease	No. of Hotels	No. of Rooms/Suites	2008(1)	2007(1)	Change
ADR
InterContinental (no. 1)	31	3,844	$113.41	$110.58	2.6%
InterContinental (no. 2)	76	9,220	71.70	69.81	2.7%
InterContinental (no. 3)	14	4,139	142.37	141.79	0.4%
InterContinental (no. 4)	10	2,937	110.55	109.64	0.8%
Marriott (no. 1)	53	7,610	122.82	124.73	-1.5%
Marriott (no. 2)	18	2,178	120.36	121.23	-0.7%
Marriott (no. 3)(2)	34	5,020	109.90	109.08	0.8%
Marriott (no. 4)	19	2,756	118.43	117.55	0.7%
Marriott (no. 5)(2)	1	356	225.77	221.77	1.8%
Hyatt	22	2,725	102.69	95.83	7.2%
Carlson	11	2,096	103.16	100.51	2.6%

Total/Average	289	42,881	$108.89	$107.71	1.1%
Occupancy
InterContinental (no. 1)	31	3,844	73.7%	74.9%	-1.2 pts
InterContinental (no. 2)	76	9,220	71.3%	74.5%	-3.2 pts
InterContinental (no. 3)	14	4,139	74.9%	76.8%	-1.9 pts
InterContinental (no. 4)	10	2,937	68.8%	68.6%	0.2 pts
Marriott (no. 1)	53	7,610	65.8%	68.6%	-2.8 pts
Marriott (no. 2)	18	2,178	72.8%	75.5%	-2.7 pts
Marriott (no. 3)(2)	34	5,020	70.7%	74.6%	-3.9 pts
Marriott (no. 4)	19	2,756	70.1%	72.3%	-2.2 pts
Marriott (no. 5)(2)	1	356	78.5%	83.9%	-5.4 pts
Hyatt	22	2,725	68.2%	59.0%	9.2 pts
Carlson	11	2,096	65.0%	68.8%	-3.8 pts

Total/Average	289	42,881	70.2%	72.1%	-1.9 pts
RevPAR
InterContinental (no. 1)	31	3,844	$83.58	$82.82	0.9%
InterContinental (no. 2)	76	9,220	51.12	52.01	-1.7%
InterContinental (no. 3)	14	4,139	106.64	108.89	-2.1%
InterContinental (no. 4)	10	2,937	76.06	75.21	1.1%
Marriott (no. 1)	53	7,610	80.82	85.56	-5.5%
Marriott (no. 2)	18	2,178	87.62	91.53	-4.3%
Marriott (no. 3)(2)	34	5,020	77.70	81.37	-4.5%
Marriott (no. 4)	19	2,756	83.02	84.99	-2.3%
Marriott (no. 5)(2)	1	356	177.23	186.07	-4.8%
Hyatt	22	2,725	70.03	56.54	23.9%
Carlson	11	2,096	67.05	69.15	-3.0%

Total/Average	289	42,881	$76.44	$77.66	-1.6%

(1)
Includes data for the calendar year indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.

(2)
Effective January 1, 2008, we entered into a new lease for our Marriott Kauai Resort Beach Club hotel with a subsidiary of Marriott International, Inc. This hotel was previously included in Marriott agreement no. 3 and leased to one of our TRSs. Prior periods have been adjusted to remove of the Kauai property from Marriott (no. 3) and report its results in Marriott (no. 5).

Seasonality

        Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers' or tenants' ability to meet their contractual obligations to us.

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers' or tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents. To mitigate the adverse impact of insufficient income at our properties, all of our operating agreements contain security features, such as security deposits or guarantees of our returns or rents. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future; the decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

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

        As of December 31, 2008, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$50,000	9.125%	$4,563	2010		Semi-Annually
125,000	6.850%	8,563	2012		Semi-Annually
300,000	6.750%	20,250	2013		Semi-Annually
300,000	5.125%	15,375	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
575,000	3.800%	21,850	2027	(1)	Semi-Annually

$2,275,000		$128,251

    (1)
    The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012.

        Except as described in the footnote to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $12,825. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2008, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $90,311. Change in the trading price of our common shares may also affect the fair value of our $575,000 of convertible senior notes.

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

        At December 31, 2008, we had one mortgage payable secured by one hotel, with a principal balance of $3,558 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires monthly principal and interest payments of $32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

        Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year for a fee of $1,500. At December 31, 2008, we had $396,000 outstanding and $354,000 available to draw under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $396,000 under our revolving credit facility was 1.03% per annum at December 31, 2008. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of December 31, 2008:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2008	1.03%	$396,000	$4,079
10% increase	1.13%	$396,000	$4,475
10% reduction	0.93%	$396,000	$3,683

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2008 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.    Other Information

Affiliates Insurance Company

        On February 27, 2009, we entered into the Shareholders Agreement with Affiliates Insurance Company, or AIC, Five Star, TA, HRP, SNH and RMR. With respect to AIC, we refer to ourselves, RMR, Five Star, TA, HRP and SNH, collectively, as the Shareholders.

        Pursuant to the Shareholders Agreement, each of the Shareholders has purchased from AIC 100 shares of common stock, par value of $10.00 per share, of AIC, or the Shares, at a purchase price of $250.00 per Share and has committed to purchase from AIC an additional 19,900 Shares (such additional share purchase, we refer to as the "Second Subscription") within five business days of a request from AIC at the same purchase price per Share. The Shareholders comprise all the shareholders of AIC and each Shareholder currently owns approximately 16.67% of the outstanding Shares.

        AIC has been formed to provide insurance and risk management services to the Shareholders and their subsidiaries.

Board Representation

        The Shareholders Agreement provides that for so long as a Shareholder (other than RMR) owns not less than 10% of the issued and outstanding Shares, such Shareholder has the right to designate two directors for election to the board of directors of AIC and that so long as RMR owns not less than 10% of the issued and outstanding Shares, RMR has the right to designate three directors for election to the board of directors of AIC, including one director who is a resident of Indiana. The board of directors of AIC is currently composed of 13 directors.

Transfer Restrictions, Preemptive Rights and Call Options

        Subject to certain exceptions, the Shareholders Agreement prohibits the Shareholders from transferring Shares. Under the Shareholders Agreement, the Shareholders have rights to participate in future securities offerings by AIC in proportion to their Share ownership.

        In addition, under the Shareholders Agreement, if a Shareholder undergoes a change of control (as defined in the Shareholders Agreement), AIC will have, for a specified period of time, a right to repurchase the securities of AIC owned by that Shareholder. Any AIC securities not acquired by AIC may, for a specified period of time, be purchased by the Shareholders which did not undergo a change of control in proportion to their Share ownership.

Special Shareholder Approval Requirements

        The Shareholders Agreement prohibits AIC from taking certain actions unless Shareholders owning 75% of the Shares owned by all Shareholders approve of such action in advance. Those actions include:

          (a)   any amendment to the articles of incorporation or bylaws of AIC;

          (b)   any merger of AIC;

          (c)   the sale of all or substantially all of AIC's assets;

          (d)   any reorganization or recapitalization of AIC; or

          (e)   any liquidation or dissolution of AIC.

Regulatory Matters

        The Shareholders Agreement requires AIC to comply in all material respects with applicable laws governing its business and operations. In addition, if by virtue of a Shareholder's ownership interest in AIC or actions taken by a Shareholder affecting AIC, the Shareholder triggers the application of any requirement or regulation on AIC or any subsidiary of AIC or any of their respective businesses, assets or operations, then the Shareholders Agreement generally requires that Shareholder to promptly take all actions necessary and fully cooperate with AIC to ensure that such requirements and regulations are satisfied without restricting, imposing additional obligations on or in any way limiting the business, assets, operations or prospects of AIC or any subsidiary of AIC. Also, the Shareholders Agreement requires each Shareholder to use best efforts to cause its shareholders, directors (or analogous position), nominees for director (or analogous position), officers, employees and agents to comply with any applicable laws impacting AIC or any of its subsidiaries or their respective businesses, assets or operations.

Termination

        The Shareholders Agreement may be terminated at any time by Shareholders owning at least 75% of the issued and outstanding Shares owned by all Shareholders or upon the dissolution of AIC.

        The foregoing description of the Shareholders Agreement is not complete and is qualified in its entirety by reference to the full text of the Shareholders Agreement, a copy of which is attached as Exhibit 10.23 to this Annual Report on Form 10-K. The Shareholders Agreement is incorporated herein by reference in its entirety.

        In furtherance of AIC's business and operations, AIC also intends to enter a management and administrative services agreement with RMR pursuant to which RMR will provide AIC certain management and administrative services and, as soon as practicable following the receipt by AIC of the amounts for the Second Subscription from the Shareholders, an investment advisory agreement with Advisors, pursuant to which Advisors will act as AIC's investment adviser. The same persons who own and control RMR, Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors.

Information Regarding Certain Relationships and Related Transactions

        We lease our travel centers to TA. TA was formerly our wholly owned subsidiary. RMR provides management services to us and to TA. Please see our definitive Proxy Statement, which will be filed with the SEC not later than 120 days after the end of our fiscal year. In addition, RMR also provides management services to Five Star, SNH, HRP and TA and we understand that those entities also have certain relationships with each other, such as lease arrangements for properties. We understand that further information regarding those relationships is provided in the applicable Shareholders' periodic reports filed with the SEC. In addition, our independent trustees also serve as directors or trustees of certain of the other Shareholders and directors and trustees of certain of the Shareholders other than the Company serve as directors or trustees of other Shareholders. Mr. Barry Portnoy serves as a managing director or trustee of each of the Shareholders and Mr. Adam Portnoy serves as a managing trustee of SNH and HRP.

Amendment to our Bylaws

        On February 26, 2009, our board of trustees adopted an amendment to our bylaws, effective that same day. The amendment revised the advance notice procedures under our bylaws to require that a shareholder seeking to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders must have continuously held at least $2,000 in market value, or 1%, of our shares entitled to vote at the meeting on the election or the proposal of other business, as the case may be, for at least one year before the date the shareholder gives its advance notice and continuously hold those shares through and including the time of the meeting. The amendment provides that this requirement will not apply until April 1, 2010 with respect to a shareholder who continuously holds from and after April 1, 2009 shares entitled to vote at the meeting on such election or proposal of other business, as the case may be. For purposes of determining compliance with the $2,000 market value requirement, the amendment provides that the market value of our shares held by the applicable shareholder shall be determined by multiplying the number of shares such shareholder held continuously for that one year period by the highest selling price of our shares as reported on the principal national securities exchange on which our shares are listed for trading during the 60 calendar days before the date the shareholder's notice was submitted. The amendment also revised the advance notice procedures under our bylaws to require a shareholder seeking to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders to hold a certificate for all our shares owned by such shareholder during all times described with regard to a shareholder's qualifications for validly submitting a notice to nominate any person for election as trustee or propose other business for consideration at an applicable meeting of our shareholders, including the time periods referred to above. The amendment also included certain other conforming changes.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a code of business conduct and ethics that applies to all our representatives, including our officers and trustees and employees of RMR. Our code of business conduct and ethics is posted on our website, www.hptreit.com. A printed copy of our code of business conduct and ethics is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our code of business conduct and ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions on our website.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of our manager, RMR, under either our 1995 Incentive Share Award Plan or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 1,000 shares per year as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The terms of grants made under these plans are determined by our board of trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders (1995 Plan)	None.	None.	2,641,922
Equity compensation plans not approved by security holders (2003 Plan)	None.	None.	2,641,922
Total	None.	None.	2,641,922

(1)
Pursuant to the terms of the Award Plans, in no event shall the number of shares issued under both plans combined exceed 3,128,791; and 2,641,922 represents the combined total shares available under both plans on December 31, 2008.

        Payments by us to RMR are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year.

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

(b)   Exhibits

2.1	Purchase Agreement, dated May 30, 2007, among the Company, Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers Holdings, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)
3.1
Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED MARCH 31, 2007)
3.2	Articles Supplementary dated June 2, 1997. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)
3.3	Articles Supplementary dated May 16, 2000. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)
3.4	Articles Supplementary dated December 9, 2002. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)
3.5	Articles Supplementary dated February 15, 2007. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 16, 2007)

3.6	Articles Supplementary dated March 5, 2007 (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)
3.7	Composite copy of Amended and Restated Bylaws of the Company, dated February 26, 2009 (FILED HEREWITH)
3.8	Composite copy of the Amended and Restated Bylaws of the Company, dated February 26, 2009 (MARKED). (FILED HEREWITH)
4.1	Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008)
4.2	Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008)
4.3	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008)
4.4
Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)
4.5
Supplemental Indenture No. 1, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company, relating to the Company's 7.00% Senior Notes due 2008, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)
4.6
Supplemental Indenture No. 4 dated as of July 14, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)
4.7
Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)
4.8
Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to the Company's 6.85% Senior Notes due 2012, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2002)
4.9
Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 6 3/4% Senior Notes due 2013, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)
4.10
Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 5 1/8% Senior Notes due 2015, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 11, 2005)

4.11	Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 6.30% Senior Notes due 2016, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2006)
4.12
Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 3.80% Convertible Senior Notes due 2027, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)
4.13
Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 5.625% Senior Notes due 2017, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 12, 2007)
4.14
Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company's 6.70% Senior Notes due 2018, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007)
4.15
Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association, as Rights Agent, including all exhibits thereto. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MAY 16, 2007)
4.16
Registration Rights Agreement, dated as of March 7, 2007 among the Company and the several initial purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated is acting as representative. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (FILED HEREWITH)
10.1
Amended and Restated Advisory Agreement, dated January 1, 2006, between Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005)
10.2
Master Management Agreement, dated as of January 6, 2006, between Reit Management & Research LLC and the Company. (+) (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 6, 2006)
10.3	Summary of Trustee Compensation. (+) (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MAY 20, 2008)
10.4	The Company's 1995 Incentive Share Award Plan. (+) (INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))
10.5	Amendment to the Company's 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)
10.6	The Company's 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7	Form of Restricted Share Agreement. (+) (FILED HEREWITH)
10.8	Representative form of Indemnification Agreement. (+) (FILED HEREWITH)
10.9
Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)
10.10
Amended and Restated Credit Agreement, dated as of May 23, 2005, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MAY 23, 2005)
10.11
First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED AUGUST 22, 2006)
10.12
Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)
10.13
Agreement and Plan of Merger, dated as of September 15, 2006, by and among the Company TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 20, 2006)
10.14
Amendment No. 1, dated as of January 30, 2007, to the Agreement and Plan of Merger by and among the Company, TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 2, 2007)
10.15
Transaction Agreement, dated as of January 29, 2007, by and among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)
10.16
Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)
10.17
Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 12, 2007)
10.18
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

10.19	Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)
10.20
First amendment to lease agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008)
10.21
First amendment to lease agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED MAY 13, 2008)
10.22
Deferral Agreement, dated as of August 11, 2008, by and among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY'S CURRENT REPORT ON FORM 8-K DATED AUGUST 11, 2008)
10.23
Shareholders Agreement, dated February 27, 2009, by and among Five Star Quality Care, Inc., HRPT Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and the Company. (FILED HEREWITH)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited Hospitality Properties Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Hospitality Properties Trust and our report dated February 27, 2009 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2009

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEET

(dollars in thousands, except share data)

	As of December 31,
	2008	2007
Assets
Real estate properties, at cost:
Land	$1,392,614	$1,377,520
Buildings, improvements and equipment	5,015,270	4,818,711

	6,407,884	6,196,231
Accumulated depreciation	(1,060,203)	(849,470)

	5,347,681	5,346,761
Cash and cash equivalents	22,450	23,401
Restricted cash (FF&E escrow)	32,026	28,134
Other assets, net	174,248	281,011

	$5,576,405	$5,679,307

Liabilities and Shareholders' Equity
Revolving credit facility	$396,000	$158,000
Senior notes, net of discounts	1,693,730	1,842,756
Convertible senior notes	575,000	575,000
Mortgage payable	3,558	3,635
Security deposits	169,406	169,406
Dividends payable	4,754	4,754
Accounts payable and other liabilities	128,078	134,705
Due to affiliate	3,012	4,617

Total liabilities	2,973,538	2,892,873

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, respectively, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized, 93,991,635 and 93,892,719 shares issued and outstanding, respectively	940	939
Additional paid-in capital	3,051,014	3,048,881
Accumulated other comprehensive loss	(511)	—
Cumulative net income	1,845,074	1,711,079
Cumulative preferred distributions	(123,641)	(93,761)
Cumulative common distributions	(2,560,148)	(2,270,843)

Total shareholders' equity	2,602,867	2,786,434

	$5,576,405	$5,679,307

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Hotel operating revenues	$899,474	$941,455	$879,324
Rental income:
Minimum rent	322,949	310,764	115,461
Percentage rent	5,102	6,055	5,188

	328,051	316,819	120,649
FF&E reserve income	23,837	22,286	20,299
Interest income	1,312	4,919	2,674

Total revenues	1,252,674	1,285,479	1,022,946

Expenses:
Hotel operating expenses	620,008	657,000	618,334
Interest (including amortization of deferred financing costs of $4,066, $3,659 and $2,584, respectively)	147,184	140,517	81,451
Depreciation and amortization	239,166	216,688	141,198
General and administrative	37,751	37,223	25,090
Loss on asset impairment	53,225	1,332	—
Reserve for straight line rent receivable	19,613	—	—
TA spin off costs	—	2,711	—

Total expenses	1,116,947	1,055,471	866,073

Income before gain on sale of real estate and income taxes	135,727	230,008	156,873
Gain on sale of real estate, net	114	—	—

Income before income taxes	135,841	230,008	156,873
Income tax expense	(1,846)	(2,191)	(372)

Income from continuing operations	133,995	227,817	156,501
Income from discontinued operations	—	7,440	12,538
Gain on sale of real estate used by discontinued operations	—	95,711	—

Net Income	133,995	330,968	169,039
Preferred distributions	29,880	26,769	7,656

Net income available for common shareholders	$104,115	$304,199	$161,383

Weighted average common shares outstanding	93,944	93,109	73,279

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$1.11	$2.16	$2.03

Income from discontinued operations available for common shareholders	$—	$1.11	$0.17

Net income available for common shareholders	$1.11	$3.27	$2.20

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series B		Series C
											Accumulated Other Comprehensive Loss
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total	Comprehensive Income
Balance at December 31, 2005	3,450,000	$83,306	—	$—	$(59,336)	71,920,578	$719	$(1,440,189)	$2,059,883	$1,211,072	$—	$1,855,455	$—
Issuance of shares, net	—	—	—	—	—	14,300,000	143	—	641,509	—	—	641,652	—
Common share grants	—	—	—	—	—	63,673	1	—	2,295	—	—	2,296	—
Net income	—	—	—	—	—	—	—	—	—	169,039	—	169,039	169,039
Distributions	—	—	—	—	(7,656)	—	—	(213,246)	—	—	—	(220,902)	—

Balance at December 31, 2006	3,450,000	83,306	—	—	(66,992)	86,284,251	863	(1,653,435)	2,703,687	1,380,111	—	2,447,540	169,039
Issuance of shares, net	—	—	12,700,000	306,833	—	7,550,000	75	—	343,376	—	—	650,284	—
Common share grants	—	—	—	—	—	58,468	1	—	1,818	—	—	1,819	—
Net income	—	—	—	—	—	—	—	—	—	330,968	—	330,968	330,968
Distributions	—	—	—	—	(26,769)	—	—	(280,158)	—	—	—	(306,927)	—
Distribution of TA	—	—	—	—	—	—	—	(337,250)	—	—	—	(337,250)	—

Balance at December 31, 2007	3,450,000	83,306	12,700,000	306,833	(93,761)	93,892,719	939	(2,270,843)	3,048,881	1,711,079	—	2,786,434	330,968
Issuance of shares, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Common share grants	—	—	—	—	—	98,916	1	—	2,133	—	—	2,134	—
Net income	—	—	—	—	—	—	—	—	—	133,995	—	133,995	133,995
Distributions	—	—	—	—	(29,880)	—	—	(289,305)	—	—	—	(319,185)	—
Unrealized loss on TA common stock	—	—	—	—	—	—	—	—	—	—	(511)	(511)	(511)

Balance at December 31, 2008	3,450,000	$83,306	12,700,000	$306,833	$(123,641)	93,991,635	$940	$(2,560,148)	$3,051,014	$1,845,074	$(511)	$2,602,867	$133,484

The accompanying notes are an integral part of these financial statments.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$133,995	$330,968	$169,039
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	239,166	218,319	144,404
Amortization of deferred financing costs as interest	4,066	3,659	2,584
Straight line rental income	(3,780)	(15,851)	(113)
Reserve for straight line rent receivable	19,613	—	—
Other non-cash (income) expense, net	(992)	(4,363)	(2,969)
FF&E reserve income and deposits	(63,047)	(57,912)	(46,095)
Gain on sale of real estate, net	(114)	—	—
Gain on sale of real estate used by discontinued operations	—	(95,711)	—
Loss on asset impairment	53,225	1,332	—
Changes in assets and liabilities:
Decrease (increase) in other assets	5,676	(14,089)	(2,488)
(Decrease) increase in accounts payable and other	(10,767)	19,147	5,462
(Decrease) increase in due to affiliate	(1,605)	2,730	1,729

Cash provided by operating activities	375,436	388,229	271,553

Cash Flows From Investing Activities:
Real estate acquisitions	(127,133)	(2,629,215)	(320,776)
FF&E reserve fundings	(34,001)	(64,241)	(72,556)
Net proceeds from sale of real estate used by discontinued operations	—	205,350	—
Increase (decrease) in security deposits	—	(15,960)	2
Net proceeds from sale of real estate	15,969	—	—

Cash used in investing activities	(145,165)	(2,504,066)	(393,330)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	—	343,451	641,652
Proceeds from issuance of preferred shares, net	—	306,833	—
Issuance of senior notes, net of discount	—	645,843	273,974
Issuance of convertible senior notes, net of discount	—	575,000	—
Repayment of senior notes	(150,000)	—	—
Draws on revolving credit facility	598,000	1,022,000	511,000
Repayments of revolving credit facility	(360,000)	(864,000)	(546,000)
Draws on interim credit facility	—	1,400,000	—
Repayments of interim credit facility	—	(1,400,000)	—
Deferred finance costs incurred	(37)	(17,892)	(3,259)
Distributions to preferred shareholders	(29,880)	(23,929)	(7,656)
Distributions to common shareholders	(289,305)	(280,158)	(213,246)
Distribution of TA to common shareholders	—	(121,166)	—

Cash (used in) provided by financing activities	(231,222)	1,585,982	656,465

Increase (decrease) in cash and cash equivalents	(951)	(529,855)	534,688
Cash and cash equivalents at beginning of year	23,401	553,256	18,568

Cash and cash equivalents at end of year	$22,450	$23,401	$553,256

Supplemental Information:
Cash paid for interest	$141,813	$119,200	$78,157
Cash paid for income taxes	$3,897	$1,604	$911
Non-cash investing activities:
Property managers deposits in FF&E reserve	71,760	58,668	44,946
Purchases of fixed assets with FF&E reserve	(101,869)	(122,138)	(116,129)
Non-cash financing activities:
Issuance of common shares	2,134	1,819	2,296
Distribution of net assets of TravelCenters of America, LLC	—	(216,084)	—

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

(dollars in thousands, except per share data)

1. Organization

        Hospitality Properties Trust, or HPT, we or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2008, HPT, directly and through subsidiaries, owned 289 hotels and 185 travel centers.

        At December 31, 2008, our properties were leased to and or operated by subsidiaries of the following companies: Host Hotels & Resorts, Inc., or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group PLC, or InterContinental; Barcelo Crestline Corporation, or Barcelo Crestline; Global Hyatt Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and TravelCenters of America LLC, or TA. Hereinafter these hotel and travel center operators are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

        Consolidation.    These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated.

        We have determined that each of our taxable REIT subsidiaries, or TRS, is a variable interest entity as defined under Financial Accounting Standards Board, or FASB, Interpretation No. 46 (R), "Consolidation of Variable Interest Entities", or FIN 46. Under FIN 46, the entity that receives the majority of the potential variability in gains and losses of the variable interest entity, with the primary focus on losses, is the variable interest entity's primary beneficiary, and is required to consolidate the variable interest entity. When one of our TRSs enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager we are required to assess if our TRS or the hotel manager is or continues to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS. Incorrect assumptions or estimates of, among other things, occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary. We have concluded that we must consolidate each of our TRSs because we are the primary beneficiary.

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

        We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives.

        Intangible Assets and Liabilities.    Intangible assets consist of acquired trademarks and tradenames and below market ground leases. Intangible liabilities consist of acquired above market ground leases. We include intangible assets in other assets and intangible liabilities in accounts payable and other liabilities in the accompanying consolidated balance sheet. At December 31, 2008 and 2007, our intangible assets and liabilities were as follows:

	As of December 31,
	2008	2007
Assets:
Tradenames and trademarks	$89,375	$142,600
Below market ground leases, net of accumulated amortization of $14,684 and $3,208, respectively	34,393	45,868

	$123,768	$188,468

Liabilities:
Above market ground leases, net of accumulated amortization of $3,356 and $2,492, respectively	$7,294	$8,158

        We amortize above and below market ground leases on a straight line basis over the term of the lease (20 and 13 years on a weighted average basis for intangible assets and liabilities, respectively). For the years ended December 2008 and 2007, amortization relating to intangible assets was $2,284 and $3,284, respectively, and amortization relating to intangible liabilities was $827 and $1,206, respectively. As of December 31, 2008, amortization expense relating to above and below market ground leases is projected as follows:

	Intangible Assets	Intangible Liabilities
2009	$2,170	$(734)
2010	2,170	(726)
2011	2,170	(695)
2012	2,170	(653)
2013	2,170	(653)
Thereafter	23,543	(3,833)

	$34,393	$(7,294)

        We do not amortize our indefinite lived trademarks and tradenames, but we review the assets at least annually for impairment and reassess their classification as indefinite lived assets. In addition we regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in value. We determine the amount of an impairment loss by comparing the historical

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

carrying value of the intangible asset to its estimated fair value. The significant increase in diesel fuel during the first half of 2008 and concurrent economic downturn were material changes in the market conditions in which our travel centers are operated. As a result, during the second quarter of 2008, we evaluated our trademarks and tradenames for impairment and recorded a $53,225 loss on asset impairment to write down those assets to their estimated fair market value.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. The carrying amount of cash and cash equivalents is equal to its fair value.

        Restricted Cash.    Restricted cash consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $22,297 and $25,352 at December 31, 2008 and 2007, respectively, net of accumulated amortization of $11,302 and $8,210, respectively, and are included in other assets, net, in the accompanying consolidated balance sheet. We expect that future amortization of deferred financing fees with respect to our loans as of December 31, 2008, will be approximately $3,066 in 2009, $2,813 in 2010, $1,921 in 2011, $1,912 in 2012, $1,618 in 2013 and $10,967 thereafter.

        Revenue Recognition.    We report hotel operating revenues for managed hotels in our consolidated statement of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $14,930, $24,181 and $20,029 in 2008, 2007 and 2006, respectively.

        We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $3,779, $15,851, and $113 of adjustments necessary to record rent on the straight line basis in 2008, 2007 and 2006, respectively. In the 2008 second quarter we ceased recognition of straight line rental income relating to our lease with TA for 145 travel centers and recorded a $19,613 charge to fully reserve the related straight line rent receivable. See note 12 for further information relating to TA.

        We determine percentage rent due to us under our leases annually and recognize it as income at year end when all contingencies are met and the rent is earned. We recognized percentage rental income of $5,102, $6,055 and $5,188 in 2008, 2007 and 2006, respectively.

        We own all the capital expenditure reserves, or FF&E reserve escrows, for hotels leased to our TRSs and leased to third parties. We do not report the amounts which are escrowed as FF&E reserves for hotels leased to our TRSs as FF&E reserve income. We report deposits by our third party tenants into the escrow account as FF&E reserve income.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Per Common Share Amounts.    We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents during the periods presented.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment.

        Segment Information.    As of December 31, 2008, we have two reportable business segments: hotel and travel center real estate investments. Prior to January 31, 2007, our only reportable segment was hotel real estate investments.

        Income Taxes.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", or FIN 48. FIN 48 prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, we can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. As required, we adopted FIN 48 effective January 1, 2007 and have concluded that the effect is not material to our consolidated financial statements. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48. At December 31, 2008, our tax returns filed for the 2003 through 2008 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        Other Comprehensive Loss.    Other comprehensive loss consists of the unrealized loss on TA common shares issued to us in connection with the TA rent deferral agreement. See note 12 for further information related to the TA rent deferral agreement dated August 11, 2008 and the common shares.

        New Accounting Pronouncement.    In September 2006, the FASB, issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement", or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. This statement became effective for financial statements issued for fiscal years beginning

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on our financial position, operations or cash flow.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations", or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non controlling interest in the acquiree and goodwill acquired in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We expect the adoption of SFAS 141(R) will affect our consolidated financial statements if we engage in a transaction that falls within the scope of this standard.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", or FSP 14-1. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. The effective date of FSP 14-1 is for financial statements issued for fiscal years beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. Our $575,000 of convertible senior notes are within the scope of FSP 14-1 and therefore, we will be required to record the debt components of the convertible notes at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of FSP 14-1 will result in a decrease to net income and earnings per share for all periods presented; however, there will be no effect on our cash interest payments. We anticipate that as a result of the application of this standard beginning on January 1, 2009, our annual net income per common share will decrease by approximately $0.10 to $0.13 per share. Additionally, we anticipate that the application of FSP 14-1 will decrease the carrying value of convertible notes as of December 31, 2008 by approximately $29,000, with a corresponding increase to shareholders equity.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", or SFAS 162. SFAS 162 identifies sources of accounting principles and a framework for selecting principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (the GAAP Hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to auditing standard AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". We do not expect this standard will result in any change to our current accounting practices.

3. Shareholders' Equity

        We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the years ended December 31, 2008, 2007 and 2006, 31,125 common

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

shares with an aggregate market value of $640, 23,290 common shares with an aggregate market value of $950 and 25,950 common shares with an aggregate market value of $1,224, respectively, were awarded to our officers and certain employees of our manager pursuant to these plans. In addition, each of our trustees were awarded 1,000 common shares in 2008 with an aggregate market value of $160, 750 common shares each in 2007 with an aggregate value of $166 and 750 common shares each in 2006 with an aggregate value of $153, as part of their annual fees. The shares awarded to our trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and are included in general and administrative expenses. At December 31, 2008, 2,646,922 of our common shares remain reserved for issuance under the Award Plans.

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

        Each of our 12,700,000 Series C cumulative redeemable preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 ($317,500 in aggregate). Series C preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after February 15, 2012.

        Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2008, 2007 and 2006, were $3.08 per share, $3.06 per share and $2.95 per share, respectively.

4. Management Agreements and Leases

        As of December 31, 2008, we owned 289 hotels and 185 travel centers which are included in one of 13 operating agreements. We do not operate any of our properties.

        197 of our hotels are leased to our TRSs and managed by an independent hotel operating company and 92 are leased to third parties. Our hotel properties are managed by or leased to separate subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Barcelo Crestline, Hyatt, and Carlson under 11 agreements. Our hotel agreements have initial terms expiring between 2010 and 2031. Each of these agreements is for between 1 and 76 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 40 years. In November 2008, Host notified us that it will not renew its lease for 18 hotels when it expires on December 31, 2010; upon expiration of this lease, we expect to lease these 18 hotels to one of our TRSs and to leave the existing management agreement with Marriott in effect. Each agreement generally requires the third party manager or tenant to: (i) make payments to us of minimum returns or minimum rents; (ii) deposit a percentage of total hotel sales into reserves

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

established for the regular refurbishment of our hotels, or FF&E reserves; (iii) make payments to us of percentage returns or rent of 5% to 10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or tenants have provided deposits or guarantees to secure their obligation to pay us.

        Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 145 travel centers expires in 2022. Our lease for 40 travel centers expires in 2024 and has two fifteen year renewal options. Both of these leases require TA to: (i) make payments to us of minimum rents; and (ii) pay us 3% of non-fuel revenue and 0.3% of fuel revenues over threshold amounts to be established in 2011 and 2012, respectively, and (iii) maintain the leased travel centers, including structural and non-structural components. TA has guaranteed its subsidiary tenants' obligations under the leases.

        As of December 31, 2008, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining current terms as follows:

2009	$576,006
2010	579,960
2011	563,941
2012	568,998
2013	510,460
Thereafter	5,726,175

Total	$8,525,540

        As of December 31, 2008, the average remaining current terms of our leases and management agreements, weighted based on minimum returns or rents from parties other than our TRSs, was approximately 14.5 years.

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our properties in excess of amounts available in escrowed FF&E reserves. To the extent that we make such additional fundings, our minimum returns or rent generally increase by a percentage of the amount we fund. At December 31, 2008, we expected to provide funding for capital improvements at our hotels of up to approximately $129,000 in 2009.

        On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase from TA of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year. The amendment provides that TA may accelerate our purchase of the specified capital improvements. In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amendment. As of December 31, 2008, our remaining undiscounted purchase commitment under this lease is $16,820.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

        We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. The balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, totaling approximately $44,281, are being amortized into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $29,521 at December 31, 2008, is included in accounts payable and other liabilities in the accompanying consolidated balance sheet. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt.

5. Real Estate Properties

        Our real estate properties, at cost, consisted of land of $1,392,614, buildings and improvements of $4,483,190 and furniture, fixtures and equipment of $532,080, as of December 31, 2008; and land of $1,377,520, buildings and improvements of $4,305,529 and furniture, fixtures and equipment of $513,182 as of December 31, 2007.

        During 2008, 2007 and 2006, we invested $34,001, $64,241 and $72,555, respectively, in certain of our properties that are leased to or managed by others, which resulted in increases in our annual minimum returns and rents of $3,257, $6,003 and $6,981 in 2008, 2007 and 2006, respectively.

        At December 31, 2008, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 28 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $102 to $556 per year; future rents under two ground leases have been pre-paid. Twenty two of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from one to 42 years with rents ranging from approximately $2 to $2,764 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

5. Real Estate Properties (Continued)

        On March 17, 2008, we acquired the land and improvements at our Petro travel center located in Sparks, Nevada from a third party for $42,500. We simultaneously leased them to TA and rent under our lease with TA for 40 travel centers was increased by $3,952 per annum. We funded this acquisition with cash on hand and borrowings under our revolving credit facility.

        On June 18, 2008, we sold our AmeriSuites hotel in Atlantic Beach, North Carolina for $6,350 and recognized a gain on sale of $629.

        On December 18, 2008, we sold our Amerisuites hotel in Tampa, Florida for $2,500 and recognized a loss on sale of $1,160.

6. Indebtedness

        At December 31, 2008 and 2007, our indebtedness was as follows:

	As of December 31,
	2008	2007
Senior Notes, due 2008 at 7%	$—	$150,000
Senior Notes, due 2010 at 9.125%	50,000	50,000
Senior Notes, due 2012 at 6.85%	125,000	125,000
Senior Notes, due 2013 at 6.75%	300,000	300,000
Senior Notes, due 2015 at 5.125%	300,000	300,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Convertible Senior Notes, due 2027 at 3.8%	575,000	575,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Unamortized discounts	(6,270)	(7,244)

Total unsecured senior notes	2,268,730	2,417,756
Unsecured revolving credit facility	396,000	158,000
Mortgage Note, due 2011 at 8.3%	3,558	3,635

	$2,668,288	$2,579,391

        All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

        We have $575,000 of 3.8% convertible senior notes due 2027. The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

        We have a $750,000, interest only, unsecured revolving credit facility with a group of institutional lenders. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee of $1,500. Funds may be drawn, repaid and redrawn until maturity, and no principal payment is due until maturity. The interest rate on drawings under the credit facility is LIBOR plus a spread (1.03% per annum at December 31, 2008). As of December 31, 2008, we had $396,000 outstanding under our revolving credit facility and $354,000 available to be drawn for acquisitions and general business purposes. During 2008, 2007 and 2006, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 3.3%, 5.9% and 5.6%, respectively.

        On March 3, 2008, we redeemed $150,000 of our 7% senior notes using borrowings under our revolving credit facility.

        Our revolving credit agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants during the periods presented.

        As of December 31, 2008 and 2007, the estimated aggregate fair values of our indebtedness were as follows:

	As of December 31,
	2008	2007
Revolving credit facility at 1.03%	$396,000	$158,000
Senior Notes, due 2008 at 7%	—	153,738
Senior Notes, due 2010 at 9.125%	48,044	55,582
Mortgage Note, due 2011 at 8.3%	3,565	4,254
Senior Notes, due 2012 at 6.85%	99,523	131,053
Senior Notes, due 2013 at 6.75%	226,443	308,985
Senior Notes, due 2015 at 5.125%	178,612	278,414
Senior Notes, due 2016 at 6.3%	157,813	265,262
Senior Notes, due 2017 at 5.625%	160,219	277,600
Convertible Senior Notes, due 2027 at 3.8%	217,978	604,922
Senior Notes, due 2018 at 6.7%	180,118	347,505

	$1,668,315	$2,585,315

        We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing market rates.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

7. Income Taxes

        Our provision for income taxes consists of the following:

	For the years ended December 31,
	2008	2007	2006
Current—Federal	$—	$70	$—
State	1,586	1,410	225
Foreign	410	761	105

	1,996	2,241	330

Deferred—Federal	—	—	—
State	—	—	—
Foreign	(150)	(50)	42

	(150)	(50)	42

Income tax provision	$1,846	$2,191	$372

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the year ended December 31,
	2008	2007	2006
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	4.6%	4.2%	4.0%
Alternative Minimum Tax	0.0%	0.1%	0.0%
Foreign taxes	(1.3)%	0.2%	0.1%
Change in valuation allowance	3.5%	(0.5)%	(1.0)%
Other differences, net	(5.4)%	(3.4)%	(2.9)%

Effective tax rate	1.4%	0.6%	0.2%

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2008	2007
Deferred tax assets:
Tax credits	$11,857	$12,078
Tax loss carry forwards	73,652	71,170
Other	2,457	124

	87,966	83,372
Valuation allowance	(87,870)	(83,372)

	96	—

Deferred tax liabilities:
Puerto Rico basis difference	(9,323)	(9,376)

	(9,323)	(9,376)

Net deferred tax liabilities	$(9,227)	$(9,376)

        Deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheet.

        At December 31, 2008 and 2007, we had a deferred tax liability related to the hotel we purchased in Puerto Rico. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation's tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated as the successor to the acquired corporation's federal income tax attributes, including its adjusted tax bases. Because we opted not to make a similar election under Puerto Rico tax law, we recorded in purchase accounting a deferred tax liability for these basis differences at our Puerto Rico effective tax rate.

        On January 31, 2007 we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2008 and 2007, we had a net deferred tax asset, prior to any valuation allowance, of $73,946 related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2008 and 2007. As of December 31, 2008 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $160,697 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $7,005 which begin to expire in 2009 if unused. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

        At December 31, 2008 and 2007, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $11,894 and $9,426, respectively, which consists primarily of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2008 and 2007. As of December 31, 2008, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $28,764 which begin to expire in 2023 if unused.

8. Related Person Transactions

        We have no employees. We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide management and administrative services to us: a business management agreement and a property management agreement which we entered into to operate an office building which we acquired in connection with an adjacent hotel. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of our average real estate investments, as described in the agreement, up to the first $250,000 of such investments and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our cash available for distribution per share, as defined in the business management agreement. The incentive fee is paid in common shares. Our property management agreement with RMR provides for management fees relating to the office building equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Aggregate fees earned by RMR from us, excluding incentive fees, for the years ended 2008, 2007 and 2006 were $32,469, $29,937 and $19,891, respectively. Incentive fees earned by RMR from us and paid in restricted common shares for 2008, 2007 and 2006 were $0, $1,713 and $1,487, respectively. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs of providing that function for 2008, 2007 and 2006 were $222, $169 and $173, respectively.

        Renewals or extensions of our management agreements with RMR are subject to the annual approval of our independent trustees. Under our business management agreement, RMR has agreed not to provide business management services to any other REIT who is principally engaged in the business of ownership of hotel properties without the consent of our independent trustees. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees. Each of our executive officers are also officers of RMR. All transactions between us and RMR are approved by our compensation committee, which is composed of independent trustees.

        TA was formerly our wholly owned subsidiary. On January 31, 2007, we distributed all of the then outstanding common shares of TA to our common shareholders. In connection with this spin off, we entered into a transaction agreement with TA and RMR. That agreement provided for certain of the steps in the restructuring of the TA business and the spin off. In addition, under this agreement TA entered into a management and shared services agreement with RMR, TA granted to us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest it owns or acquires in a travel

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

center before it is purchased, sold, leased, mortgaged or otherwise financed with another party, and TA agreed to indemnify us for liabilities relating to its business and operations for periods before and after the spin off and for liabilities relating to the ownership and operation of the leased travel centers which arise during the term of our lease with TA.

        As further described in Note 4 above, we lease our travel centers to TA and have certain commitments to purchase capital improvements from TA. In August 2008, we entered into a rent deferral agreement with TA. Among other things, the rent deferral agreement provided for TA's issuance to us of 1,540,000 of its common shares (9.6% of TA's shares outstanding after giving effect to that new issuance and 9.3% as of December 31, 2008), a portion of which may be subject to repurchase by TA for nominal consideration based on the amount of rent which TA elects to defer. The aggregate amount of rent paid to us by TA was 177,757 in 2007 and $194,752 in 2008, and in 2008 TA deferred $30,000 of rent under the rent deferral agreement. As of December 31, 2007 and 2008, we had accruals for unpaid amounts owed to us by TA of $17,987 and $13,614, respectively. We purchased from TA an aggregate of $26,438 of capital improvements in 2007 and an aggregate of $77,393 in 2008.

        RMR provides management services to us and to TA. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our managing trustees. Each of our executive officers are also officers of RMR. All transactions between us and RMR are approved by our compensation committee, which is composed of independent trustees. Our leases with TA and the matters affecting those leases were approved by our trustees who are independent of TA and RMR and by TA's directors who are independent of us and RMR. Nevertheless, because of our historical and existing relationships with TA and RMR, our dealings with TA and RMR should be considered related person transactions involving conflicts of interest. For more information about the terms of our leases with TA, as amended, please read these agreements, copies of which were filed with the U.S. Securities and Exchange Commission as exhibits to our Current Reports on Form 8-K filed February 12, 2007, June 4, 2007 and May 14, 2008. For more information about the terms of the rent deferral agreement with TA, please read that agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed August 11, 2008.

9. Concentration

        At December 31, 2008, our 474 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 6% and 12% of our properties, by investment, were located in each of California, Texas and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

9. Concentration (Continued)

        All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each combination is shown below, as of December 31, 2008.

Manager / Tenant is a Subsidiary of:	Number of Properties	Minimum Return / Minimum Rent	% of Total
TA	145	$159,901	28%
TA	40	66,177	11%
Host*	53	58,722	10%
InterContinental	76	50,000	9%
InterContinental	14	44,258	8%
Marriott	34	44,028	8%
InterContinental	31	37,882	7%
Barcelo Crestline**	19	28,508	5%
Hyatt	22	21,777	4%
InterContinental	10	21,130	4%
Host*	18	20,984	3%
Carlson	11	12,920	2%
Marriott	1	5,522	1%

Total	474	$571,809	100%

    *
    These hotels are subleased to Barceló Crestline and managed by Marriott.

    **
    These hotels are managed by Marriott.

        Minimum return and minimum rent payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($37,739 remaining at December 31, 2008). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ($40,000 remaining at December 31, 2008). The combined guarantee provided by InterContinental for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($115,000 remaining at December 31, 2008) and will expire if and when the hotels achieve stipulated operating results. The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited and does not expire. The guarantees provided by TA are not limited and do not expire.

        All of our managed hotel portfolios generated net financial results above the guaranteed minimum returns due us in 2008. Operations at some of our managed hotels generated net financial results that were $9,780 and $3,542 less than the guaranteed minimum returns due us in 2007 and 2006, respectively. These amounts were paid by the hotel managers or their guarantors and are reflected as a reduction of hotel operating expenses in our consolidated statement of income.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

10. Selected Quarterly Financial Data (Unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$319,179	$338,775	$312,583	$282,137
Income (loss) from continuing operations	55,756	(17,079)	40,385	54,934
Net income (loss) available for common shareholders	48,286	(24,549)	32,915	47,464
Income (loss) from continuing operations available for common shareholders per share(1)	.51	(.26)	.35	.51
Net income (loss) available for common shareholders per share(1)	.51	(.26)	.35	.51
Distributions per common share(2)	.77	.77	.77	.77
	2007
	First Quarter(3)	Second Quarter(3)	Third Quarter(3)	Fourth Quarter
Revenues	$290,668	$333,741	$334,310	$326,760
Income from continuing operations	40,314	51,227	52,822	83,454
Income from discontinued operations	3,058	3,055	97,038	—
Net income available for common shareholders	39,013	46,812	142,390	75,984
Income from continuing operations available for common shareholders per share(1)	.40	.47	.48	.81
Income from discontinued operations available for common shareholders per share(1)	.03	.03	1.03	—
Net income available for common shareholders per share(1)	.43	.50	1.52	.81
Distributions per common share(2)	.76	.76	.77	.77

(1)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

(3)
Amounts previously reported have been adjusted to reflect the sale of a discontinued operation in July 2007.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

11. Segment Information

        We have two reportable business segments: hotel investments and travel center investments. Prior to our acquisition of TravelCenters in January 2007, our only reportable segment was hotels.

	Year Ended December 31, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$899,474	$—	$—	$899,474
Minimum rent	124,396	198,553	—	322,949
Percentage rent	5,102	—	—	5,102
FF&E reserve income	23,837	—	—	23,837
Interest income	—	—	1,312	1,312

Total revenues	1,052,809	198,553	1,312	1,252,674
Hotel operating expenses	620,008	—	—	620,008

Operating income	432,801	198,553	1,312	632,666
Interest expense	—	—	147,184	147,184
Depreciation and amortization expense	155,488	83,678	—	239,166
General and administrative expense	—	—	37,751	37,751
Reserve on straight line rent receivable	—	19,613	—	19,613
Loss on asset impairment	—	53,225	—	53,225

Total expenses	155,488	156,516	184,935	496,939

Income (loss) before gain on sale of real estate	277,313	42,037	(183,623)	135,727
Gain on sale of real estate	114	—	—	114
Income (loss) before income taxes	277,427	42,037	(183,623)	135,841
Income tax expense	—	—	(1,846)	(1,846)

Income (loss) from continuing operations	$277,427	$42,037	($185,469)	$133,995

Total assets	$3,181,053	$2,350,097	$45,255	$5,576,405

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	Year Ended December 31, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$941,455	$—	$—	$941,455
Minimum rent	117,193	193,571	—	310,764
Percentage rent	6,055	—	—	6,055
FF&E reserve income	22,286	—	—	22,286
Interest income	—	—	4,919	4,919

Total revenues	1,086,989	193,571	4,919	1,285,479
Hotel operating expenses	657,000	—	—	657,000

Operating income	429,989	193,571	4,919	628,479
Interest expense	—	—	140,517	140,517
Depreciation and amortization expense	147,401	69,287	—	216,688
General and administrative expense	—	—	37,223	37,223
TA spin off costs	—	—	2,711	2,711
Loss on asset impairment	1,332	—	—	1,332

Total expenses	148,733	69,287	180,451	398,471

Income before income taxes	281,256	124,284	(175,532)	230,008
Income tax expense	—	—	(2,191)	(2,191)

Income (loss) from continuing operations	$281,256	$124,284	($177,723)	$227,817

Total assets	$3,247,770	$2,378,651	$52,886	$5,679,307

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. Significant Tenant (Unaudited)

        TA is the lessee of 40% of our investments, at cost, as of December 31, 2008. The following table presents summary audited financial information for TA for its fiscal year ended December 31, 2008, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Summary Audited Financial Information of TravelCenters of America LLC and
TravelCenters of America, Inc.
(in thousands)

	TA		TravelCenters
	Year ended December 31, 2008	Eleven months ended December 31, 2007	One month ended January 31, 2007	Year ended December 31, 2006
Total revenues	$7,658,379	$5,813,475	$352,682	$4,783,514
Total cost of goods sold	6,678,206	5,056,201	298,172	4,123,444
Net (loss) income	(40,201)	(101,308)	(22,048)	31,033
Current assets	409,007	746,014	—	266,954
Noncurrent assets	480,790	517,307	—	728,638
Current liabilities	200,951	567,783	—	199,495
Noncurrent liabilities	286,519	256,098	—	706,820
Total shareholders' equity	402,327	439,440	—	75,874
Net cash provided by (used in) operating activities	79,453	(114,852)	40,025	107,486
Net cash used in investing activities	(87,480)	(180,787)	(7,141)	(90,158)
Net cash provided by (used in) financing activities	4,801	199,337	(8,224)	(9,573)
Net increase (decrease) in cash	(3,360)	(96,133)	24,653	7,750
Cash and cash equivalents at the beginning of the period	148,876	245,009	55,297	47,547
Cash and cash equivalents at the end of the period	145,516	148,876	79,950	55,297

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

(dollars in thousands, except per share data)

12. Significant Tenant (Unaudited) (Continued)

  •
  TA issued 1,540,000 TA common shares to us (9.6% of TA's shares outstanding immediately after this new issuance and 9.3% of TA's shares outstanding as of December 31, 2008). In the event TA does not defer monthly rental payments for the full permitted amounts through December 31, 2009, it may repurchase a pro-rata amount of TA shares issued to us for nominal consideration. As of December 31, 2008, 1,112,222 shares of TA common stock remained eligible for repurchase if TA does not exercise its right to defer any additional rent in the future.

  •
  Unpaid rent deferrals bear interest payable to us monthly at the rate of 12% per annum, beginning January 1, 2010.

  •
  There are no rent deferrals permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not paid is due to us on July 1, 2011. Any deferred amounts (and interest) may be prepaid at anytime.

  •
  This deferral agreement also includes a prohibition on share purchases and dividends by TA while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be payable to us in the event TA experiences a change of control (as defined in the deferral agreement) while deferred rent is unpaid.

From July 1, 2008 through December 31, 2008, TA deferred $30,000 of rent under this agreement. We have not recognized the deferred rent as revenue due to uncertainties regarding its payment by TA.

13. Subsequent Events

        In February, 2009, we repurchased and retired $113,330 of our convertible senior notes at a total cost of $81,797, including transaction costs but excluding accrued interest, using borrowings under our revolving credit facility. We expect to record a gain of approximately $24,000, net of unamortized deferred financing costs, on the early extinguishment of this debt in the first quarter of 2009.

        We, RMR and other companies to which RMR provides management services are in the process of forming and licensing an insurance company in the State of Indiana. All of our trustees are currently serving on the board of directors of this insurance company. We expect that RMR, in addition to being a shareholder, will enter a management agreement with this insurance company, pursuant to which RMR will provide the insurance company certain management and administrative services. In addition, it is expected that the insurance company will enter an investment advisory agreement with RMR Advisors, Inc., or Advisors, pursuant to which Advisors will act as the insurance company's investment advisor. The same persons who own and control RMR, Messrs. Barry Portnoy and Adam Portnoy, our managing trustees, own and control Advisors. We have invested $25 to date in the insurance company and are committed to invest another $4,975, and we currently own and intend to own approximately 16.67% of this insurance company. We may invest additional amounts in the insurance company in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to transfer some or all of our insurance business to this company. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(dollars in millions)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition
					Gross Amount at which Carried at Close of Period
			Buildings & Improvements
	Encumbrances	Land		Improvements	Land	Improvements	Total(1)
145 TravelCenters of America	$—	$586	$885	$134	$599	$1,006	$1,605
71 Courtyard Hotels	—	127	643	53	125	698	823
40 Petro Stopping Centers	—	229	401	51	242	440	682
76 Candlewood Hotels	5	86	457	2	85	460	545
35 Staybridge Suites	—	91	353	8	91	361	452
37 Residence Inns	—	69	334	31	70	364	434
12 Crowne Plaza Hotels	—	67	251	14	67	265	332
5 InterContinental Hotels	—	32	196	81	32	277	309
22 AmeriSuites/Hyatt Place	—	24	185	26	24	211	235
3 Marriott Hotels	—	14	90	10	13	101	114
12 TownePlace Suites	—	17	78	2	17	80	97
5 Radisson Hotels	—	7	81	4	7	85	92
5 Country Inns & Suites	—	6	58	5	6	63	69
3 Holiday Inns	—	10	24	14	10	38	48
1 Park Plaza Hotel	—	1	16	3	2	18	20
2 SpringHill Suites	—	3	15	1	3	16	19

Total (474 properties)	$5	$1,369	$4,067	$439	$1,393	$4,483	$5,876

(1)
Excludes $532 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
145 Travel Centers of America	$(103)	1962 through 2005	2007	10 - 40 Years
71 Courtyard Hotels	(195)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(34)	1975 through 2005	2007	10 - 40 Years
76 Candlewood Hotels	(98)	1996 through 2000	1997 through 2003	10 - 40 Years
35 Staybridge Suites	(77)	1989 through 2002	1996 through 2006	10 - 40 Years
37 Residence Inns	(100)	1989 through 2002	1998 through 2005	10 - 40 Years
12 Crowne Plaza Hotels	(23)	1971 through 1987	2006	10 - 40 Years
5 InterContinental Hotels	(29)	1924 through 1989	2006	10 - 40 Years
22 AmeriSuites/Hyatt Place	(52)	1992 through 2000	1997 through 2002	10 - 40 Years
3 Marriott Hotels	(26)	1972 through 1995	1998 through 2001	10 - 40 Years
12 TownePlace Suites	(20)	1997 through 2000	1998 through 2001	10 - 40 Years
5 Radisson Hotels	(26)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inns & Suites	(19)	1987 through 1997	1996 and 2005	10 - 40 Years
3 Holiday Inns	(4)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza Hotel	(6)	1987 through 1990	1996	10 - 40 Years
2 SpringHill Suites	(3)	1997 through 2000	2000 through 2001	10 - 40 Years

Total (474 properties)	$(815)

(1)
Excludes accumulated depreciation of $245 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2008
(dollars in thousands)

(A)
The change in total cost of properties for the period from January 1, 2006 to December 31, 2008, is as follows:

	2008	2007	2006
Balance at beginning of year	$5,702,556	$3,627,587	$3,255,353
Additions: acquisitions and capital expenditures	193,617	2,210,407	372,329
Dispositions	(20,723)	(135,438)	(95)

Balance at close of year	$5,875,450	$5,702,556	$3,627,587

(B)
The change in accumulated depreciation for the period from January 1, 2006 to December 31, 2008, is as follows:

	2008	2007	2006
Balance at beginning of year	$654,224	$531,792	$448,392
Additions: depreciation expense	165,898	148,799	83,495
Dispositions	(5,180)	(26,367)	(95)

Balance at close of year	$814,942	$654,224	$531,792

(C)
The net tax basis for federal income tax purposes of our real estate properties was $4,327,255 on December 31, 2008.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
	By:	/s/ JOHN G. MURRAY John G. Murray President and Chief Operating Officer
Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. MURRAY John G. Murray	President and Chief Operating Officer	March 2, 2009
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2009
/s/ BRUCE M. GANS, M.D. Bruce M. Gans, M.D.	Trustee	March 2, 2009
/s/ JOHN L. HARRINGTON John L. Harrington	Trustee	March 2, 2009
/s/ WILLIAM A. LAMKIN William A. Lamkin	Trustee	March 2, 2009
/s/ ADAM D. PORTNOY Adam D. Portnoy	Trustee	March 2, 2009
/s/ BARRY M. PORTNOY Barry M. Portnoy	Trustee	March 2, 2009