Form 10-K/A
period 2008-12-31
HOSPITALITY PROPERTIES TRUST
filed 2009-04-17
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-115272

Hospitality Properties Trust
(Exact Name of Registrant as specified in its Charter)

Maryland	04--3262075
(State of Organization)	(IRS Employer Identification No.)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

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

Number of the registrant’s common shares outstanding as of February 27, 2009: 93,992,635.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Amendment No. 1.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Part IV, Item 15(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Annual Report, which was originally filed with the Securities and Exchange Commission on March 2, 2009.

Item 15(b) of the Annual Report is amended to revise the schedule of exhibits to correct cross references in certain exhibits identifying the filings where the related documents may be found; certain other exhibits are updated herein to refer to the Annual Report, as they are not filed with this Amendment No. 1.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

No other changes or updates are being made to the Annual Report.

This amendment is limited in scope to the corrections described above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

Item 15.  Exhibits and Financial Statement Schedules

(b)

2.1
Purchase Agreement, dated May 30, 2007, among the Company, Petro Stopping Centers Holdings, L.P. and the partners of Petro Stopping Centers Holdings, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

3.1	Composite copy of Amended and Restated Declaration of Trust dated August 21, 1995, as amended to date. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 16, 2007)

3.2	Articles Supplementary dated May 28, 1997. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997)

3.3	Articles Supplementary dated May 16, 2000. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

3.4	Articles Supplementary dated December 9, 2002. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

3.5	Articles Supplementary dated February 15, 2007. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 16, 2007)

3.6	Articles Supplementary dated March 5, 2007 (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)

3.7	Composite copy of Amended and Restated Bylaws of the Company, dated February 26, 2009. (INCORPORATED BY REFERENCE TO EXHIBIT 3.7 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

3.8
Composite copy of the Amended and Restated Bylaws of the Company, dated February 26, 2009 (MARKED).  (INCORPORATED BY REFERENCE TO EXHIBIT 3.8 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

4.1	Form of Common Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008)

4.2	Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008)

4.3	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008)

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

Company, relating to the Company’s 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.7
Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company’s 9.125% Senior Notes due 2010, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000)

4.8
Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to the Company’s 6.85% Senior Notes due 2012, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002)

4.9
Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 6 3/4% Senior Notes due 2013, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002)

4.10
Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 5 1/8% Senior Notes due 2015, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 10, 2005)

4.11
Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 6.30% Senior Notes due 2016, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10- Q FOR THE QUARTER ENDED JUNE 30, 2006)

4.12
Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)

4.13
Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 12, 2007)

4.14
Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, as Trustee, relating to the Company’s 6.70% Senior Notes due 2018, including form thereof. (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007)

4.15
Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association, as Rights Agent, including all exhibits thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 16, 2007)

4.16
Registration Rights Agreement, dated as of March 7, 2007 among the Company and the several initial purchasers, for whom Merrill Lynch, Pierce, Fenner & Smith Incorporated is acting as representative. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MARCH 7, 2007)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (INCORPORATED BY REFERENCE TO EXHIBIT 8.1 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

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

10.3	Summary of Trustee Compensation. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 20, 2008)

10.4	The Company’s 1995 Incentive Share Award Plan. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 33-92330))

10.5	Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.6	The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (INCORPORATED BY REFERENCE TO THE COMPANY’S REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003)

10.7	Form of Restricted Share Agreement. (+). (INCORPORATED BY REFERENCE TO EXHIBIT 10.7 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

10.8	Representative form of Indemnification Agreement. (+). (INCORPORATED BY REFERENCE TO EXHIBIT 10.8 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

10.9
Master Lease Agreement, dated as of April 30, 1999, by and among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999)

10.10
Amended and Restated Credit Agreement, dated as of May 23, 2005, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 23, 2005)

10.11
First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, by and among the Company, Wachovia Bank, National Association, as Administrative Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED AUGUST 22, 2006)

10.12
Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, by and among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 22, 2007)

10.13
Agreement and Plan of Merger, dated as of September 15, 2006, by and among the Company TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 20, 2006)

10.14
Amendment No. 1, dated as of January 30, 2007, to the Agreement and Plan of Merger by and among the Company, TravelCenters of America, Inc., HPT TA Merger Sub Inc. and Oak Hill Capital Partners, L.P.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JANUARY 29, 2007)

10.15
Transaction Agreement, dated as of January 29, 2007, by and among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 9, 2007)

10.16
Lease Agreement, dated as of January 31, 2007, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 9, 2007)

10.17
Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED FEBRUARY 9, 2007)

10.18
Lease Agreement, dated as of May 30, 2007, by and among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

10.19
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED JUNE 4, 2007)

10.20
First amendment to lease agreement, dated as of March 17, 2008, by and among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P.  (INCORPORATED BY REFERENCE TO THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008)

10.21
First amendment to lease agreement, dated as of May 12, 2008, by and among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC.  (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 13, 2008)

10.22
Deferral Agreement, dated as of August 11, 2008, by and among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (INCORPORATED BY REFERENCE TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED AUGUST 11, 2008)

10.23
Shareholders Agreement, dated February 27, 2009, by and among Five Star Quality Care, Inc., HRPT Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and the Company.  (INCORPORATED BY REFERENCE TO EXHIBIT 10.23 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

12.1	Computation of Ratio of Earnings to Fixed Charges. (INCORPORATED BY REFERENCE TO EXHIBIT 12.1 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (INCORPORATED BY REFERENCE TO EXHIBIT 12.2 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

21.1	Subsidiaries of the Registrant. (INCORPORATED BY REFERENCE TO EXHIBIT 21.1 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

23.1	Consent of Ernst & Young LLP. (INCORPORATED BY REFERENCE TO EXHIBIT 23.1 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

23.2	Consent of Sullivan & Worcester LLP. (INCLUDED IN EXHIBIT 8.1 TO THE COMPANY’S ANNUAL REPORT ON FORM 10-K DATED MARCH 2, 2009)

31.1	Rule 13a-14(a) Certification. (FILED HEREWITH)

31.2	Rule 13a-14(a) Certification. (FILED HEREWITH)

31.3	Rule 13a-14(a) Certification. (FILED HEREWITH)

31.4	Rule 13a-14(a) Certification. (FILED HEREWITH)

32.1	Section 1350 Certification. (FURNISHED HEREWITH)

(+)	Management contract or compensatory plan or agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: April 17, 2009