Form 10-Q
period 2009-03-31
HOSPITALITY PROPERTIES TRUST
filed 2009-05-11
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b—2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 6, 2009: 93,992,635

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2009

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I                               Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS

Real estate properties, at cost:
Land	$1,392,591	$1,392,614
Buildings, improvements and equipment	5,033,509	5,015,270
	6,426,100	6,407,884
Accumulated depreciation	(1,112,431)	(1,060,203)
	5,313,669	5,347,681
Cash and cash equivalents	11,796	22,450
Restricted cash (FF&E reserve escrow)	25,014	32,026
Other assets, net	204,455	170,580
	$5,554,934	$5,572,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$546,000	$396,000
Senior notes, net of discounts	1,693,972	1,693,730
Convertible senior notes, net of discount	432,274	545,772
Mortgage payable	3,537	3,558
Security deposits	169,402	169,406
Dividends payable	4,754	4,754
Accounts payable and other liabilities	93,149	128,078
Due to affiliate	2,925	3,012
Total liabilities	2,946,013	2,944,310

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 93,992,635 and 93,991,635 issued and outstanding, respectively	940	940
Additional paid-in capital	3,093,691	3,093,827
Cumulative net income	1,888, 904	1,827,821
Cumulative other comprehensive loss	(1,120)	(511)
Cumulative preferred distributions	(131,111)	(123,641)
Cumulative common distributions	(2,632,522)	(2,560,148)
Total shareholders’ equity	2,608,921	2,628,427
	$5,554,934	$5,572,737

The accompanying notes are an integral part of these condensed financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	For the Three Months Ended March,
	2009	2008
Revenues:

Hotel operating revenues	$175,701	$222,440
Rental income	73,791	89,956
FF&E reserve income	4,803	6,183
Interest income	48	600
Total revenues	254,343	319,179

Expenses:
Hotel operating expenses	111,454	156,376
Interest (including amortization of deferred financing costs and debt discounts of $3,357 and $3,397, respectively)	36,541	39,926
Depreciation and amortization	61,848	58,251
General and administrative	9,599	11,444
Total expenses	219,442	265,997

Income before gain on extinguishment of debt, gain on sale of real estate and income taxes	34,901	53,182
Gain on extinguishment of debt	26,555	—
Gain on sale of real estate	—	645
Income before income taxes	61,456	53,827
Income tax expense	(373)	(428)

Net income	61,083	53,399
Preferred distributions	(7,470)	(7,470)
Net income available for common shareholders	$53,613	$45,929

Weighted average common shares outstanding	93,992	93,893

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.57	$0.49

The accompanying notes are an integral part of these condensed financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$61,083	$53,399
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,848	58,251
Amortization of deferred financing costs and debt discounts as interest	3,367	3,397
Straight line rental income	—	(3,794)
Other non-cash (income) expense, net	(729)	(781)
FF&E reserve income and deposits	(12,379)	(16,230)
Gain on extinguishment of debt	(26,555)	—
Gain on sale of real estate	—	(645)
Changes in assets and liabilities:
Increase in other assets	(1,172)	(2,998)
Decrease in accounts payable and other	(29,732)	(35,867)
(Decrease) increase in due to affiliate	(87)	1,616
Cash provided by operating activities	55,644	56,348

Cash flows from investing activities:
Real estate acquisitions	(3,016)	(45,877)
FF&E reserve fundings	(45,921)	(20,235)
Net proceeds from sale of real estate	—	7,644
Cash used in investing activities	(48,937)	(58,468)

Cash flows from financing activities:
Repurchase of convertible senior notes	(87,517)	—
Repayment of senior notes	—	(150,000)
Draws on revolving credit facility	185,000	303,000
Repayments of revolving credit facility	(35,000)	(65,000)
Deferred financing costs incurred	—	(27)
Distributions to preferred shareholders	(7,470)	(7,470)
Distributions to common shareholders	(72,374)	(72,297)
Cash (used in) provided by financing activities	(17,361)	8,206
(Decrease) increase in cash and cash equivalents	(10,654)	6,086
Cash and cash equivalents at beginning of period	22,450	23,401
Cash and cash equivalents at end of period	$11,796	$29,487

The accompanying notes are an integral part of these condensed financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008

Supplemental cash flow information:
Cash paid for interest	$56,388	$58,696
Cash paid for income taxes	130	170
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$11,675	$19,496
Property managers’ purchases with FF&E reserve	(28,555)	(22,396)

The accompanying notes are an integral part of these condensed financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment.

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity as defined under Financial Accounting Standards Board, or FASB, Interpretation No. 46 (R), “Consolidation of Variable Interest Entities”, or FIN 46.  Under FIN 46, the entity that receives the majority of the potential variability in gains and losses of the variable interest entity, with the primary focus on losses, is the variable interest entity’s primary beneficiary, and is required to consolidate the variable interest entity.  When one of our TRSs enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager we are required to assess if our TRS or the hotel manager is or continues to be the primary beneficiary.  This assessment requires us to make estimates of the future cash flows of our TRS.  Incorrect assumptions or estimates of, among other things, occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary.  We have concluded that we must consolidate each of our TRSs because we are the primary beneficiary.

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had deferred additional returns of $0 and $3,460 for the three months ended March 31, 2009 and 2008, respectively.

We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. Rental income includes $0 and $3,794 for the three months ended March 31, 2009 and 2008, respectively, of adjustments necessary to record rent on the straight line basis.  In the 2008 second quarter, we ceased recognition of straight line revenue relating to our lease with TravelCenters of America LLC, or TA,  for 145 travel centers and recorded a $19,613 charge to fully reserve the existing straight line rent receivable.  See Note 10 for further information relating to TA.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $675 and $1,552 for the three months ended March 31, 2009 and 2008, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for hotels leased to our TRSs and leased to third parties. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.  We report deposits by our third party tenants into the escrow accounts as FF&E reserve income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2009 or 2008.

Note 4.  Shareholders’ Equity

On January 15, 2009, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2009.  On March 2, 2009, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 31, 2009, with respect to the period ended April 14, 2009. We paid this amount on April 15, 2009.

On February 17, 2009, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 16, 2009.  On April 8, 2009, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record May 1, 2009, with respect to the period ending May 14, 2009. We expect to pay this amount on or about May 15, 2009.

On February 25, 2009, we paid a $0.77 per share distribution to our common shareholders for the quarter ended December 31, 2008.

On February 26, 2009, we issued 1,000 common shares, at a price of $11.65, the closing price of our common shares on the New York Stock Exchange on that day, to our new trustee as part of his annual compensation.

On April 8, 2009, we announced the suspension of our regular quarterly common share distribution for the remainder of 2009.  During the fourth quarter of 2009, we expect to re-evaluate capital market conditions and our own earnings in order to determine what amount of common share distributions will be paid in 2009.

Note 5.  Indebtedness

During the three months ended March 31, 2009, we repurchased $121,330 of our 3.8% convertible senior notes at a total cost of $87,517, excluding accrued interest, and recognized a gain on extinguishment of debt of $26,555, net of unamortized discount and issuance costs.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of a fee. The interest rate on drawings under the credit facility is LIBOR plus a spread (1.08% per annum at March 31, 2009). As of March 31, 2009, we had $546,000 outstanding under our revolving credit facility and $204,000 available to be drawn for general business purposes, including acquisitions.

In April and May of 2009, we repurchased an aggregate of $57,171 original principal amount of various issues of our senior notes for approximately $45,239, excluding accrued interest.  We expect to record a gain of approximately $11,653, net of unamortized discount and issue costs, on the early extinguishment of this debt in the second quarter of 2009.

Note 6.  Real Estate Properties

At March 31, 2009, we owned 474 properties, 289 hotels and 185 travel centers.  All of these properties are operated under 13 management agreements or leases.

During the three months ended March 31, 2009, we funded $49,406 of improvements to certain of our properties, which resulted in a $4,040 increase in our annual minimum returns and rents.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 7. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.  During the three months ended March 31, 2009, we recognized current tax expense of $373, which includes $34 of foreign taxes and $368 of federal alternative minimum tax and certain state taxes that are payable without regard to our TRS tax loss carry forwards. In addition, during the three months ended March 31, 2009 we recognized a deferred tax benefit of $29 related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information

	For the Three Months Ended March 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$175,701	$—	$—	$175,701
Rental income	31,593	42,198	—	73,791
FF&E reserve income	4,803	—	—	4,803
Interest income	—	—	48	48
Total revenues	212,097	42,198	48	254,343
Hotel operating expenses	(111,454)	—	—	(111,454)
Operating income	100,643	42,198	48	142,889

Interest expense	—	—	36,541	36,541
Depreciation and amortization expense	40,409	21,439	—	61,848
General and administrative expense	—	—	9,599	9,599
Total expenses	40,409	21,439	46,140	107,988

Income (loss) before gain on extinguishment of debt and income taxes	60,234	20,759	(46,092)	34,901
Gain on extinguishment of debt	—	—	26,555	26,555
Income (loss) before income taxes	60,234	20,759	(19,537)	61,456
Income tax expense	—	—	(373)	(373)

Net income (loss)	$60,234	$20,759	$(19,910)	$61,083

Total assets	$3,195,529	$2,331,011	$28,394	$5,554,934

	For the Three Months Ended March 31, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$222,440	$—	$—	$222,440
Rental income	30,890	59,066	—	89,956
FF&E reserve income	6,183	—	—	6,183
Interest income	—	—	600	600
Total revenues	259,513	59,066	600	319,179
Hotel operating expenses	(156,376)	—	—	(156,376)
Operating income	103,137	59,066	600	162,803

Interest expense	—	—	39,926	39,926
Depreciation and amortization expense	38,428	19,823	—	58,251
General and administrative expense	—	—	11,444	11,444
Total expenses	38,428	19,823	51,370	109,621

Income (loss) before gain on sale of real estate and income taxes	64,709	39,243	(50,770)	53,182
Gain on sale of real estate	645	—	—	645
Income (loss) before income taxes	65,354	39,243	(50,770)	53,827
Income tax expense	—	—	(428)	(428)

Net income (loss)	$65,354	$39,243	$(51,198)	$53,399

Total assets	$3,246,441	$2,408,652	$54,115	$5,709,208

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  New Accounting Pronouncements

Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  We expect the adoption of SFAS 141(R) will affect our consolidated financial statements if we engage in a transaction that falls within the scope of this standard.

Effective January 1, 2009, we adopted FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, or FSP 14-1.  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance.  Our 3.8% convertible senior notes are within the scope of FSP 14-1 and therefore, we measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (March 15, 2012).  The conversion option was valued at $43,770 at the time of issuance, which resulted in an increase to additional paid-in capital.  All periods presented in our financial statements have been adjusted to reflect the application of this standard retrospectively.  The implementation of FSP 14-1 resulted in a decrease to net income and earnings per share for all periods presented; however there is no effect on our cash interest payments.  The implementation of this standard resulted in the following:

•                  At December 31, 2008, shareholders equity increased by $25,560.

•                  Interest expense for the three months ended March 31, 2009 and 2008 was increased by non-cash amortization of $2,348, or $0.02 per share, and $2,357, or $0.03 per share, respectively.

•                  During the first quarter of 2009, the equity component attributable to the conversion feature of the notes was reduced by $148 as a result of our repurchase of $121,330 of the notes.  The equity component of the notes as of March 31, 2009 is $43,622.

•                  The unamortized discount on the notes was $21,396 and $29,228 as of March 31, 2009 and December 31, 2008, respectively. The unamortized discount is being amortized through March 15, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

HOSPITALITY PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 40% of our investments, at cost, as of March 31, 2009.  The following table presents summary financial information for TA for its quarter ended March 31, 2009, as reported in its Quarterly Report on Form 10-Q:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Total revenues	$966,629	$1,907,865
Total cost of goods sold	750,077	1,695,413
Net loss	(18,039)	(48,859)

Current assets	424,441	480,377
Noncurrent assets	475,088	537,954
Current liabilities	210,734	376,229
Noncurrent liabilities	304,502	251,202
Total shareholders’ equity	384,293	390,900

Net cash provided by operating activities	28,761	5,233
Net cash used in investing activities	(6,412)	(37,486)
Net cash provided by financing activities	—	4,469
Net increase (decrease) in cash	22,340	(27,815)
Cash and cash equivalents at the beginning of the period	145,516	148,876
Cash and cash equivalents at the end of the period	167,856	121,061

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for TA are included as textual references only, and the information in TA’s Quarterly Report is not incorporated by reference into these financial statements.

During the three months ended March 31, 2009, TA deferred $15,000 of rent under the terms of the rent deferral agreement dated August 11, 2008.  We did not recognize the deferred rent as revenue due to uncertainties regarding its payment by TA.

Note 11. Comprehensive Income

Other comprehensive income consists of unrealized losses on shares of TA common stock we own.  The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net Income	$61,083	$53,399
Unrealized loss on TA common stock	(609)	—
Comprehensive Income	$60,474	$53,399

HOSPITALITY PROPERTIES TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 12. Related Person Transaction

In February 2009, we invested $25 in an insurance company with Reit Management & Research LLC, or RMR, our manager, and other companies to which RMR provides management services; and in April 2009 we invested another $5,049.  We currently own approximately 16.67% of this insurance company.

Note 13. Hotel Management Agreements and Leases

During the quarter ended March 31, 2009, all payments due under our hotel leases and management contracts were paid when due or within cure periods permitted under these contracts, except the payment due on March 27, 2009 from Marriott International, Inc., or Marriott, for the contract that concerns Marriott’s management of 34 hotels (which we have historically referred to as our Marriott No. 3 contract) and requires minimum payment to us of approximately $44,200/year. Marriott’s payment to us for this management agreement was deficient in the amount of approximately $838. We sent Marriott a notice regarding this deficiency and Marriott failed to pay the deficiency amount within the applicable cure period.  On April 9, 2009, we applied $838 of the $36,203 security deposit we had for this contract to cover the deficiency.

On April 24, 2009, we did not receive payments due under the Marriott No. 3 contract or under our lease for 19 hotels with Barcelo Crestline Corporation, or Crestline (which we have historically referred to as our Marriott No. 4 contract).  The hotels leased to Crestline are managed by Marriott and the minimum payments due us are approximately $28,508/year.  At March 31, 2009, we held a $28,508 security deposit for this contract.  We sent Marriott and Crestline default notices under these contracts and both Marriott and Crestline failed to pay their deficiency amounts within the applicable cure periods.  On May 7, 2009, we applied $3,409 and $2,193 against the security deposits we hold for the Marriott and Crestline contracts, respectively, to cover the deficiencies.  We are currently involved in discussions with Marriott concerning these defaults.  At this time, we expect that Marriott will pay us the net cash flows from operations of the hotels included in the defaulted contracts and that these payments may constitute a large majority of the minimum payments due us under the defaulted contracts during 2009.  Moreover, we believe the security deposits we hold from Marriott and from Crestline for these contracts are in amounts which exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional action, if any, we may take as a result of these defaults.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, the applications of the security deposits will cause us to record income equal to the full amounts of the minimum return due to us, but it will not result in cash flow to us of the deficiency amounts.

As of May 11, 2009, all other payments due us from our hotel managers and tenants under our operating agreements are current.

Hospitality Properties Trust

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included in this Quarterly Report and with our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, or 2008 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

2009 Developments

U.S. Hotel Industry- The U.S. economy has been in a recession since December 2007.  As a result of the impact of a recessionary economy, in 2008 the U.S. hotel industry experienced declines versus 2007 in occupancy, revenues and profitability.  During the first quarter of 2009, each of our hotel operators reported further declines in the operating performance of our hotels versus the prior year.  We believe these declines reflect reduced business and leisure travel resulting from reduced business and consumer spending.  As of March 31, 2009, all returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 agreement discussed below.  Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum rents and returns is not assured, particularly if the U.S. economy continues to function at recessionary levels.  If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

Distributions to common shareholders- On April 8, 2009, we announced that as a result of current conditions in the capital markets, we had suspended our regular quarterly distributions to common shareholders for the remainder of 2009.  We currently expect that we will realize substantial net income for financial reporting purposes in 2009, and we expect that the distributions to our common shareholders in 2009 will be at least equal to the minimum amounts required in order for us to remain a real estate investment trust, or REIT, for federal tax purposes.  During the fourth quarter of 2009, we expect to re-evaluate capital market conditions and our own earnings in order to determine what amount of common share distributions will be paid in 2009.  At that time we will also determine if our common distribution will be paid in cash or a combination of cash and common shares.

Our tenants and managers- During the quarter ended March 31, 2009, all payments due under our hotel leases and management contracts were paid when due or within cure periods permitted under these contracts, except the payment due on March 27, 2009 from Marriott International, Inc., or Marriott, for the contract that concerns Marriott’s management of 34 hotels (which we have historically referred to as our Marriott No. 3 contract) and requires minimum payment to us of approximately $44,200/year. Marriott’s payment to us for this management agreement was deficient in the amount of approximately $838. We sent Marriott a notice regarding this deficiency and Marriott failed to pay the deficiency amount within the applicable cure period.  On April 9, 2009, we applied $838 of the $36,203 security deposit we had for this contract to cover the deficiency.

On April 24, 2009, we did not receive payments due under the Marriott No. 3 contract or under our lease for 19 hotels with Barcelo Crestline Corporation, or Crestline (which we have historically referred to as our Marriott No. 4 contract).  The hotels leased to Crestline are managed by Marriott and the minimum payments due us are approximately $28,508/year.  At March 31, 2009, we held a $28,508 security deposit for this contract.  We sent Marriott and Crestline default notices under these contracts and both Marriott and Crestline failed to pay their deficiency amounts within the applicable cure periods.  On May 7, 2009, we applied $3,409 and $2,193 against the security deposits we hold for the Marriott and Crestline contracts, respectively, to cover the deficiencies.  We are currently involved in discussions with Marriott concerning these defaults.  At this time, we expect that Marriott will pay us the net cash flows from operations of the hotels included in the defaulted contracts and that these payments may constitute a large majority of the minimum payments due us under the defaulted contracts during 2009.  Moreover, we believe the security deposits we hold from Marriott and from Crestline for these contracts are in amounts which exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional action, if any, we may take as a result of these defaults.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, the applications of the security deposits will cause us to record income equal to the full amounts of the minimum return due to us, but it will not result in cash flow to us of the deficiency amounts.

As of May 11, 2009, all other payments due us by our hotel managers and tenants under our operating agreements are current.

TA rent deferral- During the first quarter 2009, TA deferred $15,000 of rent under the provisions of the rent deferral agreement entered into by us and TA in August of 2008.  Due to the uncertainties regarding TA’s ability to perform its obligations under the leases, we have reserved previously accrued straight line rent and deferred recognition of future straight line and deferred rents until circumstances change or these amounts are collected.

Related Person Transaction

In February 2009, we invested $25 in an insurance company with Reit Management & Research LLC, or RMR,, our manager, and other companies to which RMR provides management services, and in April 2009 we invested another $5,049.  We currently own approximately 16.67% of this insurance company.  More information concerning our relationship with RMR is contained in our 2008 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Related Person Transactions”.

Management Agreements and Leases

At March 31, 2009, our 289 hotels were included in one of eleven operating agreements, of which 197 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 are leased to third parties. We lease our 185 travel centers to TA under two agreements. Our consolidated statement of income includes operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 22 and 23.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2009 versus 2008

	For the Three Months Ended March 31,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$175,701	$222,440	$(46,739)	(21.0)%
Rental Income:
Minimum rents - hotels	31,593	30,890	703	2.3%
Minimum rents - travel centers	42,198	59,066	(16,868)	(28.6)%
Total rental income	73,791	89,956	(16,165)	(18.0)%
FF&E reserve income	4,803	6,183	(1,380)	(22.3)%
Interest income	48	600	(552)	(92.0)%

Expenses:
Hotel operating expenses	111,454	156,376	(44,922)	(28.7)%
Interest expense	36,541	39,926	(3,385)	(8.5)%
Depreciation and amortization - hotels	40,409	38,428	1,981	5.2%
Depreciation and amortization - travel centers	21,439	19,823	1,616	8.2%
Total depreciation and amortization	61,848	58,251	3,597	6.2%
General and administrative	9,599	11,444	(1,845)	(16.1)%
Income tax expense	373	428	(55)	(12.9)%

Gain on extinguishment of debt	26,555	—	26,555	—
Gain on sale of real estate	—	645	(645)	—
Net income	61,083	53,399	7,684	14.4%
Net income available for common shareholders	53,613	45,929	7,684	16.7%
Weighted average shares outstanding	93,992	93,893	99	0.1%
Net income available for common shareholders per common share	$0.57	$0.49	$0.08	16.3%

The decrease in hotel operating revenues at our managed hotels in the first quarter of 2009 versus the first quarter of 2008 was caused primarily by the continued weakness in the hotel industry discussed above.  Additional operating statistics of our hotels are included in the table on page 24.

The decrease in hotel operating expenses was primarily caused by the decline in occupancy at our managed hotels, manager initiatives to lower expenses and the funding by certain of our managers of minimum return deficiencies discussed below.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $0 and $3,460 for the three months ended March 31, 2009 and 2008, respectively.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $20,391 less than the minimum returns due to us in the three months ended March 31, 2009.  We reflect these amounts in our consolidated statement of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels.  All of our managed hotels generated net operating results in excess of the minimum returns due us in the 2008 first quarter.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2008 and 2009 that resulted in increases in the minimum rents due to us.

The decrease in rental income - travel centers is a result of our deferral agreement with TA.  During the first quarter of 2009, TA deferred $15,000 under this agreement, partially offset by contractual rent increases.  Rental income - travel centers includes $3,800 of adjustments necessary to record rent on the straight line basis for the three months ended March 31, 2008.  For the reasons described under “TA rent deferral” above, we ceased recognizing straight line rent under our lease with TA for 145 travel centers in the second quarter of 2008.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily due to decreased levels of hotel sales in 2009 versus 2008 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The decrease in interest income is due to lower average cash balances and lower average interest rates during 2009.

The decrease in interest expense is primarily due to lower weighted average interest rate partially offset by higher average borrowings during 2009 than in 2008.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2008 and 2009.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2008 and 2009.

The decrease in general and administrative expense is due primarily to lower incentive management fees recognized in 2009 than in 2008.

The gain on extinguishment of debt in the first quarter of 2009 reflects the repurchase of $121,330 face amount of our 3.8% convertible senior notes for $87,517 on March 31, 2009, net of unamortized issuance costs and discounts.

The gain on sale of real estate in the first quarter of 2008 reflects the sale of our Park Plaza hotel in North Phoenix, Arizona for a gain of $645.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax for our TRSs and lower foreign taxes relating to our hotel in Puerto Rico in 2009.

The increase in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2009, all 474 of our properties were operated under 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 22 and 23.  During the twelve months ended March 31, 2009, eight of our eleven hotel operating agreements agreements, representing 256 properties, generated coverage of at least 1.0x. The remaining three agreements, representing 33 hotels, generated coverage of 0.23x to 0.98x.

During the twelve months ended March 31, 2009 our two travel center leases, representing 185 properties generated coverage of 1.48x and 1.57x, respectively.  Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the twelve months ended March 31, 2009 using the contractual rent amounts without consideration of the rent deferral.

Three hundred fifty (350) of our properties, representing 77% of our total investments at cost as of March 31, 2009, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively.  As of May 11, 2009, all other payments due from our managers and tenants are current.  However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the current economic downturn continues for a prolonged period.  If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

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

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation, known as the REIT Modernization Act, or the RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent it pays to us is subject to income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2009, our hotel managers and hotel tenants contributed $11,675 to these accounts and $28,555 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of March 31, 2009, there was $25,014 on deposit in these escrow accounts, which was held directly by us and reflected on our balance sheet as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2009, we funded $46,568 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

•                  During the three months ended March 31, 2009, we funded $5,022 for improvements to hotels included in our four Marriott portfolio agreements using cash on hand and borrowings under our revolving credit facility. We currently expect to fund between $10,000 to $15,000 for improvements to these Marriott hotels during the remainder of 2009 with funds from our existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum rents and returns payable to us increase.

•                  Pursuant to a January 2008 lease agreement we entered with a subsidiary of Marriott for our Kauai hotel, we agreed to fund certain planned improvements to the hotel.  We funded $36,700 for improvements under this agreement during the three months ended March 31, 2009, and we expect to fund an additional approximately $6,300 during the remainder of 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.  As we funded these improvements, the annual rent payable to us under the lease increases.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Global Hyatt Corporation, or Hyatt, for management of 22 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of March 31, 2009, we have funded $74,600.  We made no fundings during the three months ended March 31, 2009, but we expect to fund an additional approximately $2,800 during the remainder of 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

•                  Pursuant to January and April 2006 agreements we entered with InterContinental Hotels Group plc, or InterContinental for the management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We made our final funding under this agreement of $4,846 in January 2009 using funds from our existing cash balances and borrowings under our revolving credit facility.  As we funded these improvements, the minimum returns payable to us increase.

FF&E escrow deposits are not required under our travel center leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year.  The amendment provided that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  During the three months ended March 31, 2009, we purchased $2,838 of additional improvements, and, as of March 31, 2009, we have funded $105,232 and our remaining purchase commitment under this lease is $13,526.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under these lease provisions during the three months ended March 31, 2009.

On January 15, 2009, we paid $0.5546875 per share distributions to our Series B preferred shareholders with respect to the period ended January 14, 2009. On March 2, 2009, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on March 31, 2009, with respect to the period ended April 14, 2009. We paid this amount on April 15, 2009.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On February 17, 2009, we paid $0.4375 per share distributions to our Series C preferred shareholders with respect to the period ended February 14, 2009.  We funded this distribution using cash on hand and borrowings under our revolving credit facility.  On April 8, 2009, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on May 1, 2009, with respect to the period ending May 14, 2009. We expect to pay this amount on or about May 15, 2009, using cash on hand and borrowings under our revolving credit facility.

On February 25, 2009, we paid $0.77 per share distributions to our common shareholders for the quarter ended December 31, 2008.  We funded this distribution using cash on hand and borrowings under our revolving credit facility.  As discussed above, on April 8, 2009, we announced the suspension of our regular quarterly common share distributions for the remainder of 2009.

During the three months ended March 31, 2009, we repurchased $121,330 of our 3.8% convertible senior notes at a total cost of $87,517, excluding accrued interest, and recognized a gain on extinguishment of debt of $26,555, net of unamortized discount and issuance costs.  We made these purchases using borrowings under our revolving credit facility.

In April and May of 2009, we repurchased an aggregate of $57,171 original principal amount of various issues of our senior notes for approximately $45,239, excluding accrued interest.  We expect to record a gain of approximately $11,653, net of unamortized discount and issue costs, on the early extinguishment of this debt in the second quarter of 2009.  We funded these purchases using borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010, and we have the option to extend the facility for one additional year upon payment of a fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (totaling 1.08% per annum at March 31, 2009). Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of March 31, 2009, we had a balance of $546,000 outstanding under our revolving credit facility.

At March 31, 2009, we had $11,796 of cash and cash equivalents and $204,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2009, as adjusted for our April and May 2009 repurchase of senior notes discussed above, were as follows: $50,000 in 2010, $100,829 in 2012, $287,000 in 2013, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $453,670 in 2027. Our 3.8% convertible senior notes ($453,670 due in 2027) are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of March 31, 2009, we had one mortgage note with a current principal balance of $3,537 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

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

Recent capital markets conditions have been challenging.  The availability and cost of credit have been and may continue to be adversely affected by illiquid capital markets and wide credit spreads, and equity markets have been extremely volatile.  While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  If current market conditions continue or worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may be unable or unwilling to renew our credit facility and we may not be able to access additional capital.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increased interest costs when we refinance our debts.  These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

Debt Covenants

Our debt obligations at March 31, 2009, consist of our revolving credit facility, our $2,153,670 of unsecured term debt and convertible notes and our $3,537 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2009, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

Neither our indenture and its supplements nor our revolving credit facility contains provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt ratings are used to determine the fees and interest rate we pay.  Accordingly, if our credit ratings are downgraded, our interest expense and related costs under our revolving credit facility would increase.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, our revolving credit facility agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2009, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Crestline, Hyatt, and Carlson Hotels Worldwide, or Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 31, 2009, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, average daily rate, or ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Crestline.	Subsidiary of Host Subleased to Subsidiary of Crestline.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$590,160	$211,836	$427,544	$274,222	$83,735	$436,708	$589,405

Security Deposit (000s):	$50,540	$17,220	$36,204 (2)	$28,508 (3)	—	$36,872 (4)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (5):	3 for 12 years each.	(6)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (7):	$58,878	$21,165	$44,200	$28,508	$8,811	$37,882	$50,000

Additional Return:	—	—	$711 (8)	—	—	—	$10,000 (8)

Percentage Return / Rent (9):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (10):
Year ended 12/31/08:	1.47x	1.13x	1.17x	1.15x	0.37x	1.13x	1.38x
Twelve months ended 3/31/09:	1.34x	1.05x	1.09x	1.04x	0.23x	1.03x	1.25x
Three months ended 3/31/09:	0.85x	0.54x	0.65x	0.88x	0.16x	0.66x	0.80x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(2)

Marriott's payment due on March 27, 2009, for this agreement was deficient in the amount of $838. On April 9, 2009, we applied $838 of this deposit to cover the minimum return deficiency. On April 24, 2009, we did not receive the $3,409 payment due from Marriott under this agreement. On May 7, 2009, we applied $3,409 of this deposit to cover the minimum return deficiency. As of May 7, 2009 the balance of this security deposit is $31,957.

(3)

On April 24, 2009, we did not receive the $2,193 payment due from Crestline under this agreement. On May 7, 2009, we applied $2,193 of this deposit to cover the minimum return deficiency. As of May 7, 2009 the balance of this security deposit is $26,315.

(4)	A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(5)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(6)

On November 13, 2008, we were notified by this tenant that it will not exercise its renewal option at the end of the current lease term. Upon expiration of the agreement, we expect to lease these hotels to one of our TRSs and the hotel brands and management agreement with Marriott are currently not expected to change.

(7)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(8)

These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees. These amounts are generally not guaranteed or secured by deposits.

(9)

Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(10)

We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	AmeriSuites®/ Hyatt PlaceTM	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13
Number of Properties:	14	10	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,725	2,096	— (1)	—	42,881 (1)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (2):	$512,373	$245,186	$299,342	$202,251	$1,835,192	$705,506	$6,413,460

Security Deposit (000s):	$36,872 (3)	$36,872 (3)	—	—	—	—	$169,344

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (5):	$44,258	$21,542	$21,777	$12,920	$163,953(6)(7)	$66,177(6)	$580,071

Additional Return:	$3,458 (8)	$1,750 (8)	50% of cash flow in excess of minimum return. (9)	50% of cash flow in excess of minimum return. (9)	—	—	$15,919
Percentage Return / Rent (10):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (11)(12):
Year ended 12/31/08:	1.23x	1.02x	1.07x	1.42x	1.43x	1.51x	0.37x – 1.51x
Twelve months ended 3/31/09:	1.08x	0.82x	0.98x	1.20x	1.48x	1.57x	0.16x – 1.57x
Three months ended 3/31/09:	0.69x	0.41x	0.74x	0.77x	1.12x	1.19x	0.23x – 1.19x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

(1)	Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(2)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(3)	A single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(4)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(5)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(6)

Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent under the two leases for the period from July 1, 2008 until December 31, 2010. For the quarter ended March 31, 2009, TA deferred $15,000 in rents. TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral.

(7)	The amount of minimum rent payable to us by TA is scheduled to increase to $167,641, $172,605 and $177,672 in 2010, 2011 and 2012, respectively, without taking any rent deferral into consideration.
(8)

These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees. These amounts are not guaranteed or secured by deposits.

(9)

These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(10)

Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(11)

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

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2009	2008	Change
ADR
InterContinental (no. 1)	31	3,844	$108.18	$115.06	-6.0%
InterContinental (no. 2)	76	9,220	67.53	72.18	-6.4%
InterContinental (no. 3)	14	4,139	130.49	147.76	-11.7%
InterContinental (no. 4)	10	2,937	100.62	115.16	-12.6%
Marriott (no. 1)	53	7,610	117.52	128.78	-8.7%
Marriott (no. 2)	18	2,178	108.66	121.96	-10.9%
Marriott (no. 3)	34	5,020	104.24	110.80	-5.9%
Marriott (no. 4)	19	2,756	115.96	128.59	-9.8%
Marriott (no. 5)	1	356	213.97	235.91	-9.3%
Hyatt	22	2,725	98.01	108.07	-9.3%
Carlson	11	2,096	95.77	110.90	-13.6%
Total	289	42,881	102.42	112.34	-8.8%

OCCUPANCY
InterContinental (no. 1)	31	3,844	63.6%	71.9%	-8.3 pt
InterContinental (no. 2)	76	9,220	60.5%	69.6%	-9.1 pt
InterContinental (no. 3)	14	4,139	67.3%	73.5%	-6.2 pt
InterContinental (no. 4)	10	2,937	59.6%	68.7%	-9.1 pt
Marriott (no. 1)	53	7,610	53.8%	62.8%	-9.0 pt
Marriott (no. 2)	18	2,178	62.2%	66.2%	-4.0 pt
Marriott (no. 3)	34	5,020	57.5%	67.2%	-9.7 pt
Marriott (no. 4)	19	2,756	61.0%	70.9%	-9.9 pt
Marriott (no. 5)	1	356	73.3%	83.1%	-9.8 pt
Hyatt	22	2,725	60.7%	65.7%	-5.0 pt
Carlson	11	2,096	56.3%	65.6%	-9.3 pt
Total	289	42,881	59.9%	68.3%	-8.4 pt

RevPAR
InterContinental (no. 1)	31	3,844	$68.80	$82.73	-16.8%
InterContinental (no. 2)	76	9,220	40.86	50.24	-18.7%
InterContinental (no. 3)	14	4,139	87.82	108.60	-19.1%
InterContinental (no. 4)	10	2,937	59.97	79.11	-24.2%
Marriott (no. 1)	53	7,610	63.23	80.87	-21.8%
Marriott (no. 2)	18	2,178	67.59	80.74	-16.3%
Marriott (no. 3)	34	5,020	59.94	74.46	-19.5%
Marriott (no. 4)	19	2,756	70.74	91.17	-22.4%
Marriott (no. 5)	1	356	156.84	196.04	-20.0%
Hyatt	22	2,725	59.49	71.00	-16.2%
Carlson	11	2,096	53.92	72.75	-25.9%
Total	289	42,881	$61.35	$76.73	-20.0%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2008. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March 31, 2009, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

		Annual	Annual
Principal Balance		Interest Rate	Interest Expense	Maturity		Interest Payments Due
$50,000		9.125%	$4,563	2010		Semi-Annually
125,000	(1)	6.850%	8,563	2012		Semi-Annually
300,000	(2)	6.750%	20,250	2013		Semi-Annually
300,000	(3)	5.125%	15,375	2015		Semi-Annually
275,000		6.300%	17,325	2016		Semi-Annually
300,000		5.625%	16,875	2017		Semi-Annually
350,000		6.700%	23,450	2018		Semi-Annually
453,670		3.800%	17,239	2027	(5)	Semi-Annually
$2,153,670			$123,640

(1)  In April and May of 2009, we repurchased $24.2 million of our 6.85% senior notes at a total cost of $20.6 million, excluding accrued interest, using borrowings under our revolving credit facility.

(2)  In April 2009, we repurchased $13.0 million of our 6.75% senior notes at a total cost of $10.4 million, excluding accrued interest, using borrowings under our revolving credit facility.

(3)  In April 2009, we repurchased $20.0 million of our 5.125% senior notes at a total cost of $14.2 million, excluding accrued interest, using borrowings under our revolving credit facility.

(4)  The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012.

Except as described in footnote 4 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $12,364. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $84,251.  Change in the trading price of our common shares may also affect the fair value of our $453,670 of convertible senior notes.

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

At March 31, 2009, we had one mortgage payable secured by one hotel, with a principal balance of $3,537 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires monthly principal and interest payments of $32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year upon payment of a fee. At March 31, 2009, we had $546,000 outstanding and $204,000 available to draw under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $546,000 under our revolving credit facility was 1.08% per annum at March 31, 2009. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of March 31, 2009:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2009	1.08%	$546,000	$5,897
10% increase	1.19%	$546,000	$6,497
10% reduction	0.97%	$546,000	$5,296

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR MANAGERS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US, INCLUDING THE ABILITY OF MARRIOTT AND CRESTLINE TO PAY THE FULL AMOUNT OF MINIMUM RETURNS OR RENTS DUE TO US IN THE FUTURE AND OUR ABILITY TO APPLY MARRIOTT’S AND CRESTLINE’S SECURITY DEPOSITS WHICH WE HOLD TO COVER ANY SHORTFALLS;

•                  OUR ABILITY TO PAY DISTRIBUTIONS IN THE FUTURE, INCLUDING RESUMPTION OF DISTRIBUTIONS ON OUR COMMON SHARES LATER IN 2009 OR AT ANY FUTURE TIME, THE CONTINUATION OF PAYMENT OF DISTRIBUTIONS ON OUR PREFERRED SHARES, THE AMOUNT OF ANY SUCH DISTRIBUTIONS AND WHETHER ANY SUCH DISTRIBUTIONS WILL BE PAID IN CASH ONLY OR PARTLY IN STOCK; AND, IF PARTLY IN STOCK, THE PROPORTIONS OF CASH VERSUS STOCK COMPONENTS OF SUCH DISTRIBUTIONS;

•                  OUR EXPECTATION THAT WE WILL REALIZE SUBSTANTIAL INCOME FOR FINANCIAL REPORTING PURPOSES AND THAT OUR DISTRIBUTIONS TO OUR COMMON SHAREHOLDERS IN 2009 WILL BE AT LEAST EQUAL TO THE MINIMUM AMOUNTS REQUIRED IN ORDER FOR US TO REMAIN A REIT FOR FEDERAL TAX PURPOSES;

•                  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY;

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL;

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS; AND

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED AND LICENSED IN THE STATE OF INDIANA WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TRAVELCENTERS OF AMERICA LLC, OR TA, AND RMR AND THEIR AFFLIATES;

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS; AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO-CALLED PANDEMICS OR OTHER MAN MADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS AND WE MAY BE UNABLE TO RESUME DISTRIBUTIONS ON OUR COMMON SHARES OR

MAINTAIN DISTRIBUTIONS ON OUR PREFERRED SHARES.  IF CAPITAL MARKET CONDITIONS BECOME WORSE OR IF OUR TENANTS AND MANAGERS DO NOT PAY AMOUNTS DUE TO US, WE MAY BECOME UNABLE OR UNWILLING TO RESUME REGULAR QUARTERLY DISTRIBUTIONS TO COMMON SHAREHOLDERS.  ALSO, OUR HISTORICAL RATE OF COMMON SHARE DISTRIBUTIONS MAY NOT BE RESTORED BECAUSE OF CHANGES IN OUR EARNINGS OR OTHER CIRCUMSTANCES;

•                  OUR ASSUMPTIONS ABOUT CONTINUING PAYMENTS FROM OUR TENANTS AND MANAGERS MAY PROVE INACCURATE, AND OUR TENANTS AND MANAGERS MAY NOT PAY ALL OF THE AMOUNTS DUE TO US.  MOREOVER, APPLICABLE TAX LAWS MAY PERMIT US TO REMAIN A REIT AND PAY DISTRIBUTIONS LESS THAN WE HAVE HISTORICALLY PAID OR EVEN LESS THAN OUR 2009 INCOME FOR FINANCIAL REPORTING PURPOSES.  RECENT INTERNAL REVENUE SERVICE ACTIONS, SUCH AS THE DEFERRAL OF CANCELLATION OF DEBT INCOME AND THE ANNOUNCEMENT WHICH PERMITS REIT QUALIFYING DIVIDENDS TO BE PAID UP TO 90% IN SHARES, MAY PERMIT REITS LIKE US TO RETAIN OUR REIT TAX STATUS WITHOUT PAYING SUBSTANTIAL CASH DISTRIBUTIONS FOR TAXABLE YEARS ENDING ON OR BEFORE DECEMBER 31, 2009.  MOREOVER, THE AMOUNT OF 2009 DISTRIBUTIONS WHICH WE MAY BE REQUIRED TO PAY IN ORDER TO RETAIN OUR REIT TAX STATUS IS CONSIDERABLY LESS THAN THE TOTAL OF OUR HISTORICAL RATE OF QUARTERLY DISTRIBUTIONS FOR THE REMAINDER OF 2009 WOULD HAVE BEEN;

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED DURING THE CURRENT U.S. RECESSION, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  THE CURRENT U.S. RECESSION MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE THE DEMAND FOR GOODS AND SERVICES SOLD BY TA AND ADVERSELY IMPACT TA’S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

•                  THE RECENT OUTBREAK OF SWINE FLU IN THE UNITED STATES MAY CAUSE TRAVEL TO DECLINE AND ANY SUCH DECLINE MAY ADVERSELY IMPACT THE FINANCIAL RESULTS AT OUR HOTELS AND THE ABILITY OF OUR HOTEL TENANTS AND HOTEL OPERATORS TO MAKE REQUIRED PAYMENTS TO US;

•                  THE MARRIOTT AND CRESTLINE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABLITIES.  ACCORDINGLY, ALTHOUGH WE MAY RECORD RECEIPT OF INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITY, WE WILL NOT RECEIVE ANY CASH PAYMENT.  BECAUSE WE WILL NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT’S OR CRESTLINE’S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS.;

•                  THE PRICE WHICH TA MUST PAY TO PURCHASE DIESEL FUEL AND OTHER PRODUCTS WHICH IT SELLS MAY MATERIALLY INCREASE, AND THESE PRICE INCREASES MAY INCREASE TA’s WORKING CAPITAL REQUIREMENTS MORE THAN CURRENTLY EXPECTED AND REDUCE TA’s ABILITY TO PAY OUR RENTS;

•                  FUEL CONSERVATION EFFORTS, AN EXTENDED PERIOD OF LIMITED ACTIVITY IN THE HOUSING DEVELOPMENT INDUSTRY OR A SIGNIFICANT AND PROLONGED DECLINE IN THE IMPORT INTO THE U.S. OF CONSUMER GOODS, MAY EACH AFFECT THE DEMAND FOR TA’S GOODS AND SERVICES AND TA’S ABILITY TO PAY RENTS TO US, INCLUDING DEFERRED AMOUNTS DUE TO US;

•                  OUR PARTICIPATION IN AN INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE

SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDING THAN WE NOW EXPECT; AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE REPURCHASED SOME OF OUR OUTSTANDING DEBT SECURITIES.  THE IMPLICATION OF THESE STATEMENTS MAY BE THAT WE WILL CONTINUE TO REPURCHASE OUR DEBT SECURITIES.  IN FACT, WE HAVE REPURCHASED OUR DEBT SECURITIES ON AN OPPORTUNISTIC BASIS, WHEN OPPORTUNITIES TO DO SO HAVE BEEN AVAILABLE TO US AT PRICES WE BELIEVE ARE ATTRACTIVE AND WHEN WE HAVE HAD AVAILABLE FINANCIAL RESOURCES.  AT OUR DISCRETION, WE MAY ACCELERATE, DELAY, DISCONTINUE OR RESTART MAKING SUCH PURCHASES AT ANY TIME.

THESE RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS, PANDEMICS OR CHANGES IN OUR MANAGER’S OR TENANT’S REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE LARGELY BEYOND OUR CONTROL.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMNTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” HEREIN AND IN OUR 2008 ANNUAL REPORT.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

PART II          Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described in Item 1A. “Risk Factors” of the 2008 Annual Report and below. The risks so described may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2008 Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2008 Annual Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us.

During the quarter ended March 31, 2009, all payments due under our hotel leases and management contracts were paid when due or within cure periods permitted under these contracts, except the payment due on March 27, 2009 from Marriott International, Inc., or Marriott, for the contract that concerns Marriott’s management of 34 hotels (which we have historically referred to as our Marriott No. 3 contract) and requires minimum payment to us of approximately $44.2 million/year. Marriott’s payment to us for this management agreement was deficient in the amount of approximately $.8 million. We sent Marriott a notice regarding this deficiency and Marriott failed to pay the deficiency amount within the applicable cure period.  On April 9, 2009, we applied $.8 million of the $36.2 million security deposit we had for this contract to cover the deficiency.

On April 24, 2009, we did not receive payments due under the Marriott No. 3 contract or under our lease for 19 hotels with Barcelo Crestline Corporation, or Crestline (which we have historically referred to as our Marriott No. 4 contract).  The hotels leased to Crestline are managed by Marriott and the minimum payments due us are approximately $28.5 million/year.  At March 31, 2009, we held a $28.5 million security deposit for this contract.  We sent Marriott and Crestline default notices under these contracts and both Marriott and Crestline failed to pay their deficiency amounts within the applicable cure periods.  On May 7, 2009, we applied $3.4 million and $2.2 million against the security deposits we hold for the Marriott and Crestline contracts, respectively, to cover the deficiencies.  We are currently involved in discussions with Marriott concerning these defaults.  At this time, we expect that Marriott will pay us the net cash flows from operations of the hotels included in the defaulted contracts and that these payments may constitute a large majority of the minimum payments due us under the defaulted contracts during 2009.  Moreover, we believe the security deposits we hold from Marriott and from Crestline for these contracts are in amounts which exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional action, if any, we may take as a result of these defaults.

Marriott advised us that the shortfalls were due to the deteriorating financial performance of the hotels covered by the agreements.  In light of current economic conditions, we do not expect the performance of these hotels to improve in the near future, and periodic shortfalls in minimum returns due to us could continue.  In that event, we may continue to apply the remaining portion of the security deposit against the shortfalls.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, the applications of the security deposits will cause us to record income equal to the full amounts of the minimum return due to us, but it will not result in cash flow to us of the deficiency amounts.

As of May 11, 2009, all other payments due us from our hotel managers and tenants under our operating agreements are current.

We have recently suspended distributions on our common shares and there is no assurance that we will make distributions in the future. Our board of trustees has the discretion to change our distribution policy from time to time.

Our ability to pay distributions may be adversely affected by the risks described herein and in our 2008 Annual Report, including the current U.S. recession and constraints in the U.S. capital markets. On April 8, 2009, our board of trustees determined to suspend the payment of regular quarterly distributions on common shares for the remainder of 2009. The suspension was the result of conditions in the capital markets, including the severe limitations on the availability of equity or debt capital to us to meet our obligations which are senior to the common shares, including our debt maturities in 2010 through 2012.

We currently expect to realize substantial net income for financial reporting purposes in 2009, and that our distributions to common shareholders in 2009 will be at least equal to the minimum amount required in order for us to remain qualified as a REIT in that year.  However, we can make no assurances that we will pay distributions on our shares later in 2009 or in the future. We plan to re-evaluate capital market conditions and our own earnings and other circumstances during the fourth quarter of 2009 to determine what amount of common share distributions we will pay in 2009. At that time, we will also determine how much of our 2009 common share distributions we will pay in cash and whether we will pay some or all of our 2009 common share distributions by offering shareholders an option to receive cash or common shares, such that in the aggregate up to 90% of any such distribution may be paid in common shares, as permitted by recent Internal Revenue Service, or IRS, guidance. Also, recent IRS rulings will permit us to defer for tax purposes capital gains we realize in 2009 as a result of early extinguishment of debt.  As a result, differences between our income for financial reporting purposes and for applicable federal income tax purposes will likely affect the determination of our common share distributions.  In addition, our distributions in the past have included, and may in the future include, a return of capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2009, pursuant to our incentive share award plans, we granted 1,000 common shares, of beneficial interest, par value $0.01 per share, valued at $11.65 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our new trustee as part of his compensation. We made this grant pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

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
Dated: May 11, 2009

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 11, 2009