Form 10-Q
period 2009-06-30
HOSPITALITY PROPERTIES TRUST
filed 2009-08-06
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 6, 2009: 114,127,635

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2009

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS

Real estate properties, at cost:
Land	$1,392,572	$1,392,614
Buildings, improvements and equipment	5,037,851	5,015,270
	6,430,423	6,407,884
Accumulated depreciation	(1,150,743)	(1,060,203)
	5,279,680	5,347,681
Cash and cash equivalents	7,414	22,450
Restricted cash (FF&E reserve escrow)	23,626	32,026
Other assets, net	206,936	170,580
	$5,517,656	$5,572,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$330,000	$396,000
Senior notes, net of discounts	1,637,163	1,693,730
Convertible senior notes, net of discount	421,051	545,772
Mortgage payable	3,517	3,558
Security deposits	165,559	169,406
Dividends payable	4,754	4,754
Accounts payable and other liabilities	107,060	128,078
Due to affiliate	2,901	3,012
Total liabilities	2,672,005	2,944,310

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 111,502,635 and 93,991,635 issued and outstanding, respectively	1,115	940
Additional paid-in capital	3,286,040	3,093,827
Cumulative net income	1,939,924	1,827,821
Accumulated other comprehensive loss	(464)	(511)
Cumulative preferred distributions	(138,581)	(123,641)
Cumulative common distributions	(2,632,522)	(2,560,148)
Total shareholders’ equity	2,845,651	2,628,427
	$5,517,656	$5,572,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Hotel operating revenues	$187,211	$244,566	$362,912	$467,006
Rental income	74,935	87,561	148,726	177,517
FF&E reserve income	4,914	6,342	9,717	12,525
Interest income	22	306	70	906
Total revenues	267,082	338,775	521,425	657,954

Expenses:
Hotel operating expenses	122,799	177,471	234,253	333,847
Interest (including amortization of deferred financing costs and debt discounts of $2,949, $3,404, $6,306 and $6,800, respectively)	35,026	38,923	71,567	78,849
Depreciation and amortization	61,085	59,577	122,933	117,828
General and administrative	10,109	9,595	19,708	21,039
Reserve for straight line rent receivable	—	19,613	—	19,613
Loss on asset impairment	—	53,225	—	53,225
Total expenses	229,019	358,404	448,461	624,401

Income (loss) before gain on extinguishment of debt, gain on sale of real estate and income taxes	38,063	(19,629)	72,964	33,553
Gain on extinguishment of debt	13,333	—	39,888	—
Gain on sale of real estate	—	629	—	1,274
Income (loss) before income taxes	51,396	(19,000)	112,852	34,827
Income tax expense	(376)	(474)	(749)	(902)

Net income (loss)	51,020	(19,474)	112,103	33,925
Preferred distributions	(7,470)	(7,470)	(14,940)	(14,940)
Net income (loss) available for common shareholders	$43,550	$(26,944)	$97,163	$18,985

Weighted average common shares outstanding	95,344	93,942	94,672	93,918

Basic and diluted earnings per common share:
Net income (loss) available for common shareholders	$0.46	$(0.29)	$1.03	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$112,103	$33,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	122,933	117,828
Amortization of deferred financing costs and debt discounts as interest	6,306	6,800
Straight line rental income	—	(3,786)
Reserve for straight line rent receivable	—	19,613
Other non-cash (income) expense, net	(4,941)	564
FF&E reserve income and deposits	(25,183)	(33,328)
Loss on asset impairment	—	53,225
Gain on extinguishment of debt	(39,888)	—
Gain on sale of real estate	—	(1,274)
Changes in assets and liabilities:
Increase in other assets	(1,208)	(2,382)
Decrease in accounts payable and other	(13,480)	(7,077)
(Decrease) increase in due to affiliate	(111)	81
Cash provided by operating activities	156,531	184,189

Cash flows from investing activities:
Real estate acquisitions	(5,393)	(113,926)
FF&E reserve fundings	(56,375)	(27,291)
Net proceeds from sale of real estate	—	13,684
Investment in affiliated insurance company	(5,074)	—
Cash used in investing activities	(66,842)	(127,533)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	192,398	—
Repurchase of convertible senior notes	(98,570)	—
Repurchase of senior notes	(45,239)	—
Repayment of senior notes	—	(150,000)
Draws on revolving credit facility	242,000	430,000
Repayments of revolving credit facility	(308,000)	(187,000)
Deferred financing costs incurred	—	(30)
Distributions to preferred shareholders	(14,940)	(14,940)
Distributions to common shareholders	(72,374)	(144,595)
Cash used in financing activities	(104,725)	(66,565)
Decrease in cash and cash equivalents	(15,036)	(9,909)
Cash and cash equivalents at beginning of period	22,450	23,401
Cash and cash equivalents at end of period	$7,414	$13,492

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008

Supplemental cash flow information:
Cash paid for interest	$68,042	$70,854
Cash paid for income taxes	1,770	1,728
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$24,766	$35,742
Property managers’ purchases with FF&E reserve	(46,498)	(54,164)
Non-cash financing activities:
Issuance of common shares	$138	$1,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. In preparing these condensed consolidated financial statements, we evaluated events that occurred through August 6, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity as defined under Financial Accounting Standards Board, or FASB, Interpretation No. 46 (R), “Consolidation of Variable Interest Entities”, or FIN 46.  Under FIN 46, the entity that receives the majority of the potential variability in gains and losses of the variable interest entity, with the primary focus on losses, is the variable interest entity’s primary beneficiary, and is required to consolidate the variable interest entity.  When one of our TRSs enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager we are required to assess if our TRS or the hotel manager is or continues to be the primary beneficiary.  This assessment requires us to make estimates of the future cash flows of our TRS.  Incorrect assumptions or estimates of, among other things, future occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary.  We have concluded that we must consolidate each of our TRSs because we are the primary beneficiary.

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three or six months ended June 30, 2009, compared with $8,317 and $11,777 for the three and six months ended June 30, 2008, respectively.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We recognized straight line rental income of $3,787 for the three months ended March 31, 2008 relating to our lease with TravelCenters of America LLC, or TA, for 145 travel centers.  Beginning in the 2008 second quarter, we ceased recognition of straight line revenue for this lease and recorded a $19,613 charge to fully reserve the existing straight line rent receivable.  See Note 10 for further information relating to TA.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $308 and $983 for the three and six months ended June 30, 2009, respectively and $1,550 and $3,102 for the three and six months ended June 30, 2008, respectively.

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

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at June 30, 2009 or 2008.

Note 4.  Shareholders’ Equity

On January 15, 2009 and April 15, 2009, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2009 and April 14, 2009, respectively.  On June 1, 2009, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on June 30, 2009, with respect to the period ended July 14, 2009. We paid this amount on July 15, 2009.

On February 17, 2009 and May 15, 2009, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2009 and May 14, 2009, respectively.  On July 1, 2009, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record August 3, 2009, with respect to the period ending August 14, 2009. We expect to pay this amount on or about August 17, 2009.

On February 25, 2009, we paid a $0.77 per share quarterly distribution to our common shareholders.

On February 26, 2009, we issued 1,000 common shares, valued at $11.65 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our new trustee as part of his annual compensation.

On April 8, 2009, we announced the suspension of our regular quarterly common share distributions.  During the fourth quarter of 2009, we expect to re-evaluate capital market conditions and our own earnings in order to determine what amount of common share distributions to pay in 2009.

On May 15, 2009, we issued 2,000 common shares, valued at $12.68 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

On June 24, 2009, we sold 17,500,000 of our common shares at a price of $11.50 per share in a public offering. We used the net proceeds from this sale (approximately $192,398 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

On July 1, 2009, we sold 2,625,000 of our common shares at a price of $11.50 per share pursuant to an over allotment option granted to the underwriters of our June 24, 2009 common share offering. We used the net proceeds from this sale (approximately $28,905 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

Note 5.  Indebtedness

During the first quarter of 2009, we repurchased $121,330 of our 3.8% convertible senior notes at a total cost of $87,517, excluding accrued interest, and recognized a $26,555 gain on extinguishment of debt, net of unamortized discount and issuance costs.

During the second quarter of 2009, we repurchased $13,500 of our 3.8% convertible senior notes at a total cost of $11,053, excluding accrued interest, and recognized a $1,680 gain on extinguishment of debt, net of unamortized discount and issuance costs.

During the second quarter of 2009, we repurchased an aggregate of $57,171 original principal amount of various issues of our senior notes at a total cost of $45,239, excluding accrued interest, and recognized an $11,653 gain on extinguishment of debt, net of unamortized discount and issuance costs.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of a fee, provided certain other conditions are satisfied. The interest rate on drawings under the credit facility is LIBOR plus a spread (0.87% per annum at June 30, 2009). As of June 30, 2009, we had $330,000 outstanding under our revolving credit facility and $420,000 available to be drawn for general business purposes, including acquisitions.

In July 2009, we repurchased $175,420 of our 3.8% convertible senior notes at a total cost of $159,532, excluding accrued interest, and expect to recognize a gain of approximately $11,208, net of unamortized discount and issuance costs, on extinguishment of debt in the third quarter of 2009.

Note 6.  Real Estate Properties

At June 30, 2009, we owned 474 properties, 289 hotels and 185 travel centers.  All of these properties are operated under 13 management agreements or leases.

During the six months ended June 30, 2009, we funded $61,145 of improvements to certain of our properties, which resulted in a $4,926 increase in our annual minimum returns and rents.

Note 7. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.  During the three and six months ended June 30, 2009, we recognized current tax expense of $405 and $807, respectively, which includes $36 and $70, respectively, of foreign taxes and $369 and $738, respectively, of federal alternative minimum tax and certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and six months ended June 30, 2009 we recognized a deferred tax benefit of $29 and $58 related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information

	For the Three Months Ended June 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$187,211	$—	$—	$187,211
Rental income	32,385	42,550	—	74,935
FF&E reserve income	4,914	—	—	4,914
Interest income	—	—	22	22
Total revenues	224,510	42,550	22	267,082
Hotel operating expenses	(122,799)	—	—	(122,799)
Operating income	101,711	42,550	22	144,283

Interest expense	—	—	35,026	35,026
Depreciation and amortization expense	40,532	20,553	—	61,085
General and administrative expense	—	—	10,109	10,109
Total expenses	40,532	20,553	45,135	106,220

Income (loss) before gain on extinguishment of debt and income taxes	61,179	21,997	(45,113)	38,063
Gain on extinguishment of debt	—	—	13,333	13,333
Income (loss) before income taxes	61,179	21,997	(31,780)	51,396
Income tax expense	—	—	(376)	(376)

Net income (loss)	$61,179	$21,997	$(32,156)	$51,020

	For the Six Months Ended June 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$362,912	$—	$—	$362,912
Rental income	63,977	84,749	—	148,726
FF&E reserve income	9,717	—	—	9,717
Interest income	—	—	70	70
Total revenues	436,606	84,749	70	521,425
Hotel operating expenses	(234,253)	—	—	(234,253)
Operating income	202,353	84,749	70	287,172

Interest expense	—	—	71,567	71,567
Depreciation and amortization expense	80,940	41,993	—	122,933
General and administrative expense	—	—	19,708	19,708
Total expenses	80,940	41,993	91,275	214,208

Income (loss) before gain on extinguishment of debt and income taxes	121,413	42,756	(91,205)	72,964
Gain on extinguishment of debt	—	—	39,888	39,888
Income (loss) before income taxes	121,413	42,756	(51,317)	112,852
Income tax expense	—	—	(749)	(749)

Net income (loss)	$121,413	$42,756	$(52,066)	$112,103

Total assets	$3,177,206	$2,312,844	$27,606	$5,517,656

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information (continued)

	For the Three Months Ended June 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$244,566	$—	$—	$244,566
Rental income	31,110	56,451	—	87,561
FF&E reserve income	6,342	—	—	6,342
Interest income	—	—	306	306
Total revenues	282,018	56,451	306	338,775
Hotel operating expenses	(177,471)	—	—	(177,471)
Operating income	104,547	56,451	306	161,304

Interest expense	—	—	38,923	38,923
Depreciation and amortization expense	38,657	20,920	—	59,577
Reserve for straight line rent receivable	—	19,613	—	19,613
Loss on impairment	—	53,225	—	53,225
General and administrative expense	—	—	9,595	9,595
Total expenses	38,657	93,758	48,518	180,933

Income (loss) before gain on sale of real estate and income taxes	65,890	(37,307)	(48,212)	(19,629)
Gain on sale of real estate	629	—	—	629
Income (loss) before income taxes	66,519	(37,307)	(48,212)	(19,000)
Income tax expense	—	—	(474)	(474)

Net income (loss)	$66,519	$(37,307)	$(48,686)	$(19,474)

	For the Six Months Ended June 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$467,006	$—	$—	$467,006
Rental income	62,000	115,517	—	177,517
FF&E reserve income	12,525	—	—	12,525
Interest income	—	—	906	906
Total revenues	541,531	115,517	906	657,954
Hotel operating expenses	(333,847)	—	—	(333,847)
Operating income	207,684	115,517	906	324,107

Interest expense	—	—	78,849	78,849
Depreciation and amortization expense	77,084	40,744	—	117,828
Reserve on straight line rent receivable	—	19,613	—	19,613
Loss on impairment	—	53,225	—	53,225
General and administrative expense	—	—	21,039	21,039
Total expenses	77,084	113,582	99,888	290,554

Income (loss) before gain on sale of real estate and income taxes	130,600	1,935	(98,982)	33,553
Gain on sale of real estate	1,274	—	—	1,274
Income (loss) before income taxes	131,874	1,935	(98,982)	34,827
Income tax expense	—	—	(902)	(902)

Net income (loss)	$131,874	$1,935	$(99,884)	$33,925

Total assets	$3,220,782	$2,382,626	$35,580	$5,638,988

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

Effective January 1, 2009, we adopted FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, or FSP 14-1.  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance.  Our 3.8% convertible senior notes are within the scope of FSP 14-1 and therefore, we measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (March 15, 2012).  The conversion option was valued at $43,770 at the time of issuance, which resulted in an increase to additional paid-in capital.  All periods presented in our financial statements have been adjusted to reflect the application of this standard retrospectively.  The implementation of FSP 14-1 resulted in a decrease to net income and earnings per share for all periods presented; however there is no effect on our cash interest payments.  The implementation of this standard resulted in the following:

•                  At December 31, 2008, shareholders equity increased by $25,560.

•                  Interest expense for the three months ended June 30, 2009 and 2008 was increased by non-cash amortization of $2,030, or $0.02 per share, and $2,395, or $0.03 per share, respectively.  For the six months ended June 30, 2009 and 2008 interest expense was increased by non-cash amortization of $4,411, or $0.05 per share, and $4,752, or $0.05 per share.

•                  During the six months ended June 30, 2009, the equity component attributable to the conversion feature of the notes was reduced by $148 as a result of our repurchase of $134,830 of the notes.  The equity component of the notes as of June 30, 2009 is $43,622.

•                  The unamortized discount on the notes was $19,119 and $29,228 as of June 30, 2009 and December 31, 2008, respectively. The unamortized discount is being amortized through March 15, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

Effective June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS 165.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Footnote No. 1, “Basis of Presentation” for the required disclosure.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167.  SFAS 167 amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Interpretation 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.  SFAS 167 also amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the effect that the adoption of SFAS 167 may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS 168.  SFAS 168

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect this standard will result in any change to our current accounting practices.

Effective June 30, 2009, we adopted FASB Staff Position No. 107-1 and APB Opinion No. 28-1, or FSP 107-1, that requires disclosures about the fair value of our financial instruments.  Please see Note No. 14, “Fair Value of Financial Instruments” for the relevant disclosures.

Note 10. Significant Tenant

TA is the lessee of 40% of our investments, at cost, as of June 30, 2009.  The following table presents summary financial information for TA for its quarter ended June 30, 2009, as reported in its Quarterly Report on Form 10-Q:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Total revenues	$1,128,259	$2,277,825	$2,094,888	$4,185,690
Total cost of goods sold	902,261	2,034,899	1,652,338	3,730,312
Net loss	(15,037)	(9,757)	(33,076)	(58,213)

Current assets	447,692	499,453	—	—
Noncurrent assets	476,824	485,561	—	—
Current liabilities	233,987	351,290	—	—
Noncurrent liabilities	320,585	252,150	—	—
Total shareholders’ equity	369,944	381,574	—	—

Net cash provided by operating activities	—	—	54,414	12,884
Net cash used in investing activities	—	—	(17,943)	(60,187)
Net cash provided by financing activities	—	—	—	4,801
Net increase (decrease) in cash	—	—	36,485	(42,529)
Cash and cash equivalents at the beginning of the period	—	—	145,516	148,876
Cash and cash equivalents at the end of the period	—	—	182,001	106,347

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for TA are included as textual references only, and the information in TA’s Quarterly Report is not incorporated by reference into these financial statements.

During the three and six months ended June 30, 2009, TA deferred $15,000 and $30,000 of rent under the terms of the rent deferral agreement dated August 11, 2008.  We did not recognize the deferred rent as revenue due to uncertainties regarding its payment by TA.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 11. Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized losses on shares of TA common stock we own.  The following is a reconciliation of net income to comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income (loss)	$51,020	$(19,474)	$112,103	$33,925
Unrealized gain on TA common stock	656	—	47	—
Comprehensive Income (loss)	$51,676	$(19,474)	$112,150	$33,925

Note 12. Related Person Transaction

In February 2009, we invested $25 in an insurance company, Affiliates Insurance Company, or AIC, with Reit Management & Research LLC, or RMR, our manager, and other companies to which RMR provides management services; and in April 2009 we invested another $5,049.  We currently own approximately 16.67% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to purchase some of our insurance from AIC.

Note 13. Hotel Management Agreements and Leases

During the six months ended June 30, 2009, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the six months ended June 30, 2009, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were less than the minimum amounts contractually required by $1,740 and $2,107, respectively.  We applied available security deposits to cover these deficiencies.  Also, during the period between June 30 and August 6, 2009, the cure periods with respect to minimum payment shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,269 and $2,225, respectively, were not received and we applied the security deposits we hold to cover these amounts.  At August 6, 2009, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $33,194 and $24,176, respectively.

We are currently having discussions with Marriott concerning these defaults.  At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the security deposits we hold from Marriott and from Crestline for these contracts are in amounts which will exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, the applications of the security deposits causes us to record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits does reduce the refunds we must pay to the respective lessees or managers who have provided us with these deposits.  These deposits are not

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

escrowed.  Also, under all of our hotel contracts that include a security deposit, any amounts of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

As of August 6, 2009, all other payments due us from our hotel managers and hotel tenants under our operating agreements are current.

Minimum return and minimum rent payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($35,103 remaining at June 30, 2009). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ($37,911 remaining at June 30, 2009). The combined guarantee provided by InterContinental for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($95,984 remaining at June 30, 2009) and will expire if and when the hotels achieve stipulated operating results.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited and does not expire.  The guarantees provided by TA are not limited and do not expire.

Certain of our managed hotel portfolios had net operating results that were in the aggregate $9,907 and $30,298 less than the minimum returns due to us in the three and six months ended June 30, 2009, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.  All of our managed hotels generated net operating results in excess of the minimum returns due to us in the 2008 periods.

Note 14.  Fair Value of Financial Instruments

The carrying amounts and the estimated fair value of our financial instruments are shown below:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	$7,414	$7,414	$22,450	$22,450
Restricted cash	23,626	23,626	32,026	32,026
Investment securities	3,113	3,113	3,066	3,066

Financial Liabilities

Revolving credit facility	$330,000	$330,000	$396,000	$396,000
Senior Notes, due 2010 at 9.125%	50,000	52,917	50,000	48,044
Mortgage Note, due 2011 at 8.3%	3,517	3,519	3,558	3,565
Senior Notes, due 2012 at 6.85%	100,829	104,766	125,000	99,523
Senior Notes, due 2013 at 6.75%	287,000	273,056	300,000	226,443
Senior Notes, due 2015 at 5.125%	280,000	237,331	300,000	178,612
Senior Notes, due 2016 at 6.3%	275,000	226,283	275,000	157,813
Senior Notes, due 2017 at 5.625%	300,000	235,143	300,000	160,219
Convertible Senior Notes, due 2027 at 3.8%	440,170	420,931	575,000	217,978
Senior Notes, due 2018 at 6.7%	350,000	293,330	350,000	180,118
Unamortized discounts	(24,785)	—	(35,498)	—
Total financial liabilities	$2,391,731	$2,177,276	$2,639,060	$1,668,315

The carrying amount of cash and cash equivalents and other financial assets are equal to their fair value.  We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing market rates.

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

Overview (dollar amounts in thousands, except per share amounts)

2009 Developments

U.S. Hotel Industry- The U.S. economy has been in a recession since about December 2007.  As a result of the impact of a recessionary economy, in 2008 the U.S. hotel industry experienced declines versus 2007 in occupancy, revenues and profitability.  During the first and second quarters of 2009, each of our hotel operators reported further declines in the operating performance of our hotels versus the prior year.  These declines reflect reduced business and leisure travel resulting from reduced business and consumer spending.  As of June 30, 2009, all returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.  Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum rents and returns is not assured, particularly if the U.S. economy continues to function at recessionary levels.  If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

Distributions to common shareholders- On April 8, 2009, we announced that as a result of current conditions in the capital markets, we had suspended our regular quarterly distributions to common shareholders.  We currently expect that we will realize substantial net income for financial reporting purposes in 2009, and we expect that the distributions to our common shareholders in 2009 will be at least equal to the minimum amounts required in order for us to remain a real estate investment trust, or REIT, for federal tax purposes.  During the fourth quarter of 2009, we expect to re-evaluate capital market conditions and our own earnings in order to determine what amount of common share distributions we will pay in 2009.  At that time we will also determine if our common distribution will be paid in cash or a combination of cash and common shares.

Our tenants and managers- During the six months ended June 30, 2009, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the six months ended June 30, 2009, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were less than the minimum amounts contractually required by $1,740 and $2,107, respectively.  We applied available security deposits to cover these deficiencies.  Also, during the period between June 30 and August 6, 2009, the cure periods with respect to minimum payment shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,269 and $2,225, respectively, were not received and we applied the security deposits we hold to cover these amounts.  At August 6, 2009, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $33,194 and $24,176, respectively.

We are currently having discussions with Marriott concerning these defaults.  At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the security deposits we hold from Marriott and from Crestline for these contracts are in amounts which will exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, the applications of the security deposits cause us to record income equal to the amounts by

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits does reduce the refunds we must pay to the respective lessees or managers who have provided us with these deposits.  These deposits are not escrowed.  Also, under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

As of August 6, 2009, all other payments due us from our hotel managers and hotel tenants under our operating agreements are current.

TA rent deferral- In each of the first and second quarters of 2009, TA deferred $15,000 of rent under the provisions of the rent deferral agreement entered by us and TA in August of 2008.  Due to the uncertainties regarding TA’s ability to perform its obligations under its leases with us, we have reserved previously accrued straight line rent and deferred recognition of future straight line and deferred rents until circumstances change or these amounts are collected.  TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  Reit Management & Research LLC, or RMR, provides certain management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business, please see our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Item 1A. Risk Factors” and our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Related Person Transaction

In February 2009, we invested $25 in an insurance company, Affiliates Insurance Company, or AIC, with RMR, our manager, and other companies to which RMR provides management services; and in April 2009 we invested another $5,049.  We currently own approximately 16.67% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe that we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to purchase some of our insurance from AIC.  More information concerning our relationship with RMR is contained in our 2008 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Related Person Transactions” and “Item 1A. Risk Factors” and in our latest Proxy Statement filed on Schedule 14A under the caption “Related Party Transactions and Company Review of Such Transactions”.

Management Agreements and Leases

At June 30, 2009, our 289 hotels were included in one of eleven operating agreements, of which 197 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 are leased to third parties. We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 27 and 28.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2009 versus 2008

	For the Three Months Ended June 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$187,211	$244,566	$(57,355)	(23.5)%
Rental Income:
Minimum rents - hotels	32,385	31,110	1,275	4.1%
Minimum rents - travel centers	42,550	56,451	(13,901)	(24.6)%
Total rental income	74,935	87,561	(12,626)	(14.4)%
FF&E reserve income	4,914	6,342	(1,428)	(22.5)%
Interest income	22	306	(284)	(92.8)%

Expenses:
Hotel operating expenses	122,799	177,471	(54,672)	(30.8)%
Interest expense	35,026	38,923	(3,897)	(10.0)%
Depreciation and amortization - hotels	40,532	38,657	1,875	4.9%
Depreciation and amortization - travel centers	20,553	20,920	(367)	(1.8)%
Total depreciation and amortization	61,085	59,577	1,508	2.5%
General and administrative	10,109	9,595	514	5.4%
Income tax expense	376	474	(98)	(20.7)%
Reserve on straight line rent receivable	—	19,613	(19,613)	—
Loss on impairment	—	53,225	(53,225)	—

Gain on extinguishment of debt	13,333	—	13,333	—
Gain on sale of real estate	—	629	(629)	—
Net income (loss)	51,020	(19,474)	70,494	362.0%
Net income (loss) available for common shareholders	43,550	(26,944)	70,494	261.6%
Weighted average shares outstanding	95,344	93,942	1,402	1.5%
Net income (loss) available for common shareholders per common share	$0.46	$(0.29)	$0.75	258.6%

The decrease in hotel operating revenues at our managed hotels in the second quarter of 2009 versus the second quarter of 2008 was caused primarily by the continued weakness in the hotel industry discussed above.  Additional operating statistics of our hotels are included in the table on page 29.

The decrease in hotel operating expenses was primarily caused by the decline in occupancy at our managed hotels, manager initiatives to lower expenses, the reduction in expenses such as marketing and reservation fees which are based on revenues and the funding by certain of our managers of minimum return deficiencies discussed below and our application of a security deposit to cover a minimum return deficiency discussed below.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $0 and $8,317 for the three months ended June 30, 2009 and 2008, respectively.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $9,907 less than the minimum returns due to us in the three months ended June 30, 2009.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.  All of our managed hotels generated net operating results in excess of the minimum returns due us in the 2008 second quarter.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2008 and 2009 that resulted in increases in the minimum rents due to us.

The decrease in rental income - travel centers is a result of our deferral agreement with TA.  During the second quarter of 2009, TA deferred $15,000 under this agreement, partially offset by contractual rent increases.

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

The decrease in interest expense is primarily due to lower weighted average interest rate and lower average borrowings during 2009 than in 2008.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2008 and 2009.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired during 2009.

The increase in general and administrative expense is due primarily to the impact of additional property investments during 2008 and 2009.

We recorded a $53,225 loss on asset impairment in the second quarter of 2008 to reduce the carrying value of certain intangible assets arising from our January 2007 TravelCenters of America, Inc. acquisition to their estimated fair market value as of June 30, 2008.

For the reasons described under “TA rent deferral” above, we recorded a $19,613 reserve in the second quarter of 2008 to fully reserve the straight line rent receivable relating to our lease with TA for 145 travel centers.

The gain on extinguishment of debt in the second quarter of 2009 reflects the repurchase of $13,500 face amount of our 3.8% convertible senior notes for $11,053 in May 2009, net of unamortized issuance costs and discounts, as well as the repurchase of $57,171 original principal amount of various issues of our senior notes for $45,239 in April and May of 2009, net of unamortized issuance costs and discounts.

The gain on sale of real estate in the second quarter of 2008 reflects the sale of our Atlantic Beach, North Carolina AmeriSuites hotel for a gain of $629.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax for our TRSs and lower foreign taxes relating to our hotel in Puerto Rico in 2009.

The increase in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2009 versus 2008

	For the Six Months Ended June 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$362,912	$467,006	$(104,094)	(22.3)%
Rental Income:
Minimum rents - hotels	63,977	62,000	1,977	3.2%
Minimum rents - travel centers	84,749	115,517	(30,768)	(26.6)%
Total rental income	148,726	177,517	(28,791)	(16.2)%
FF&E reserve income	9,717	12,525	(2,808)	(22.4)%
Interest income	70	906	(836)	(92.3)%

Expenses:
Hotel operating expenses	234,253	333,847	(99,594)	(29.8)%
Interest expense	71,567	78,849	(7,282)	(9.2)%
Depreciation and amortization - hotels	80,940	77,084	3,856	5.0%
Depreciation and amortization - travel centers	41,993	40,744	1,249	3.1%
Total depreciation and amortization	122,933	117,828	5,105	4.3%
General and administrative	19,708	21,039	(1,331)	(6.3)%
Income tax expense	749	902	(153)	(17.0)%
Reserve on straight line rent receivable	—	19,613	(19,613)	—
Loss on impairment	—	53,225	(53,225)	—

Gain on extinguishment of debt	39,888	—	39,888	—
Gain on sale of real estate	—	1,274	(1,274)	—
Net income	112,103	33,925	78,178	230.4%
Net income available for common shareholders	97,163	18,985	78,178	411.8%
Weighted average shares outstanding	94,672	93,918	754	0.8%
Net income available for common shareholders per common share	$1.03	$0.20	$0.83	415.0%

The decrease in hotel operating revenues at our managed hotels in the six months ended 2009 versus the six months ended 2008 was caused primarily by the continued weakness in the hotel industry discussed above.  Additional operating statistics of our hotels are included in the table on page 29.

The decrease in hotel operating expenses was primarily caused by the decline in occupancy at our managed hotels, manager initiatives to lower expenses, the reduction in expenses such as marketing and reservation fees which are based on revenues and the funding by certain of our managers of minimum return deficiencies discussed below and our application of a security deposit to cover a minimum return deficiency discussed below.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $0 and $11,777 for the six months ended June 30, 2009 and 2008, respectively.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $30,298 less than the minimum returns due to us in the six months ended June 30, 2009.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreement, applied from the security deposit we hold.  All of our managed hotels generated net operating results in excess of the minimum returns due us in the six months ended June 30, 2008.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2008 and 2009 that resulted in increases in the minimum rents due to us.

The decrease in rental income - travel centers is a result of our deferral agreement with TA.  During the six months ended June 30, 2009, TA deferred $30,000 under this agreement, partially offset by contractual rent increases.  For the reasons described under “TA rent deferral” above, in the second quarter of 2008, we ceased recognizing straight line rent under our lease with TA for 145 travel centers and recorded a $19,613 reserve in the second quarter of 2008 to fully reserve the straight line rent receivable relating to periods prior to April 1, 2008.

The decrease in FF&E reserve income is primarily due to decreased levels of hotel sales in 2009 versus 2008 at our leased hotels.

The decrease in interest income is due to lower average cash balances and lower average interest rates during 2009.

The decrease in interest expense is primarily due to lower weighted average interest rate and lower average borrowings during 2009 than in 2008.

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

We recorded a $53,225 loss on asset impairment in the second quarter of 2008 to reduce the carrying value of certain intangible assets arising from our January 2007 TravelCenters of America, Inc. acquisition to their estimated fair market value as of June 30, 2008.

The gain on extinguishment of debt in the six months ended June 30, 2009 reflects the repurchase of $134,830 face amount of our 3.8% convertible senior notes for $98,750, net of unamortized issuance costs and discounts, as well as the repurchase of $57,171 original principal amount of various issues of our senior notes for $45,239, net of unamortized issuance costs and discounts.

The gain on sale of real estate in the six months ended June 30, 2008 reflects the sale of our North Phoenix, Arizona Park Plaza hotel in February 2008 for a gain of $645 and the sale of our Atlantic Beach, North Carolina AmeriSuites hotel in June 2008 for a gain of $629.

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

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2009, all 474 of our properties were operated under 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 27 and 28.  During the twelve months ended June 30, 2009, two of our eleven hotel operating agreements, representing 129 properties, generated coverage of at least 1.0x. The remaining nine agreements, representing 169 hotels, generated coverage of 0.16x to 0.97x.

During the twelve months ended June 30, 2009, our two travel center leases, representing 185 properties, generated coverage of 1.42x and 1.50x, respectively.  Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the twelve months ended June 30, 2009 using the contractual rent amounts without consideration of the rent deferral.

Three hundred fifty (350) of our properties, representing 77% of our total investments at cost as of June 30, 2009, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager or tenant from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively.  As of August 6, 2009, all other payments due from our managers and tenants are current.  However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the current economic downturn continues for a prolonged period.  If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses and debt service interest.  We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and other obligations for the foreseeable future.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation, known as the REIT Modernization Act among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent it pays to us is subject to income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2009, our hotel managers and hotel tenants contributed $24,766 to these accounts and $46,498 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of June 30, 2009, there was $23,626 on deposit in these escrow accounts, which was held directly by us and reflected on our condensed consolidated balance sheet as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2009, we funded $56,375 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

•                  During the six months ended June 30, 2009, we funded $6,486 for improvements to hotels included in our four Marriott portfolio agreements using cash on hand and borrowings under our revolving credit facility. We are having discussions with Marriott regarding the amount of improvement funding which may be appropriate in the next few years.  We expect to fund any such improvements, if any, with funds from our existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, we expect the minimum rents and returns payable to us to increase.

•                  Pursuant to a January 2008 lease agreement we entered with a subsidiary of Marriott for our Kauai hotel, we agreed to fund certain planned improvements to the hotel.  We funded $43,043 for improvements under this agreement during the six months ended June 30, 2009 using funds from our existing cash balances or borrowings under our revolving credit facility.  As we funded these improvements, the annual rent payable to us under this lease increases.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Hyatt Hotels Corporation, or Hyatt, for management of 22 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of June 30, 2009, we have funded $76,600.  We funded $2,000 during the six months ended June 30, 2009, and we expect to fund an additional approximately $800 during the remainder of 2009, using funds from our existing cash balances or borrowings under our revolving credit facility.

•                  Pursuant to January and April 2006 agreements we entered with InterContinental Hotels Group plc, or InterContinental, for management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We made our final funding under this agreement of $4,846 in January 2009 using funds from our existing cash balances and borrowings under our revolving credit facility.  As we funded these improvements, the minimum returns payable to us increase.

FF&E escrow deposits are not required under our travel center leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. In May 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year.  The amendment provided that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  During the six months ended June 30, 2009, we purchased $4,769 of additional improvements, and, as of June 30, 2009, we have funded $107,163 and our remaining purchase commitment under this lease is $11,332.  Under both our leases with TA,

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under these lease provisions during the six months ended June 30, 2009.

On January 15, 2009 and April 15, 2009, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2009 and April 14, 2009, respectively. On June 1, 2009, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on June 30, 2009, with respect to the period ended July 14, 2009. We paid this amount on July 15, 2009.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On February 17, 2009 and May 15, 2009, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2009 and May 14, 2009, respectively.  We funded this distribution using cash on hand and borrowings under our revolving credit facility.  On July 1, 2009, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on August 3, 2009, with respect to the period ending August 14, 2009. We expect to pay this amount on or about August 17, 2009, using cash on hand and borrowings under our revolving credit facility.

On February 25, 2009, we paid a $0.77 per share quarterly distribution to our common shareholders.  We funded this distribution using cash on hand and borrowings under our revolving credit facility.  As discussed above, on April 8, 2009, we announced the suspension of our regular quarterly common share distributions.

On June 24, 2009, we sold 17,500,000 of our common shares at a price of $11.50 per share in a public offering.  We used the net proceeds from this sale (approximately $192,398 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

On July 1, 2009, we sold 2,625,000 of our common shares at a price of $11.50 per share pursuant to an over allotment option granted to the underwriters of our June 24, 2009 common share offering. We used the net proceeds from this sale (approximately $28,905 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

During the six months ended June 30, 2009, we repurchased $134,830 of our 3.8% convertible senior notes at a total cost of $98,570, excluding accrued interest, and recognized a $28,235 gain on extinguishment of debt, net of unamortized discount and issuance costs.  We made these purchases using borrowings under our revolving credit facility.

During the six months ended June 30, 2009, we repurchased an aggregate of $57,171 original principal amount of various issues of our senior notes at a total cost of $45,239, excluding accrued interest, and recognized an $11,653 gain on extinguishment of debt, net of unamortized discount and issue costs.  We made these purchases using borrowings under our revolving credit facility.

In July 2009, we repurchased $175,420 of our 3.8% convertible senior notes at a total cost of $159,532, excluding accrued interest, and expect to recognize a gain of approximately $11,208, net of unamortized discount and issuance costs, on extinguishment of debt in the third quarter of 2009.  We made these purchases using borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010, and we have the option to extend the facility for one additional year upon payment of a fee, provided certain conditions are met. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium (totaling 0.87% per annum at June 30, 2009). Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of June 30, 2009, we had a balance of $330,000 outstanding under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2009, we had $7,414 of cash and cash equivalents and $420,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) as of June 30, 2009 were as follows: $50,000 in 2010, $100,829 in 2012, $287,000 in 2013, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $440,170 in 2027. Our $440,170 of 3.8% convertible senior notes ($264,750 outstanding as of August 6, 2009, after giving affect to our July 2009 repurchases discussed above) due in 2027 are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of June 30, 2009, we had one mortgage note with a current principal balance of $3,517 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

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

Debt Covenants

Our debt obligations at June 30, 2009, consist of our revolving credit facility, our $2,082,999 of unsecured term debt and convertible notes and our $3,517 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2009, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2009, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Crestline, Hyatt, and Carlson Hotels Worldwide, or Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of June 30, 2009, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, average daily rate, or ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Crestline.	Subsidiary of Host Subleased to Subsidiary of Crestline.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$591,067	$212,393	$427,544	$274,222	$90,078	$436,708	$589,405

Security Deposit (000s):	$50,540	$17,220	$34,464(2)	$26,402 (3)	—	$36,872 (4)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (5):	3 for 12 years each.	(6)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (7):	$58,969	$21,221	$44,200	$28,508	$9,350	$37,882	$50,000

Additional Return:	—	—	$711 (8)	—	—	—	$10,000 (8)

Percentage Return / Rent (9):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (10):
Year ended 12/31/08:	1.47x	1.13x	1.17x	1.15x	0.37x	1.13x	1.38x
Twelve months ended 6/30/09:	1.17x	0.96x	0.94x	0.90x	0.16x	0.93x	1.08x
Three months ended 6/30/09:	1.01x	0.84x	0.86x	0.71x	0.08x	0.92x	0.87x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)          Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.

(2)          The original amount of this security deposit was $36,204.  As of June 30, 2009, we have applied $1,740 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement.  An additional $1,269 was applied in July 2009 to cover additional deficiencies in the minimum rent.  As of August 6, 2009, the balance of this security deposit is $33,194.

(3)          The original amount of this security deposit was $28,508.  As of June 30, 2009, we have applied $2,107 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement.  An additional $2,225 was applied in July 2009 to cover additional deficiencies in the minimum rent and late charges.  As of August 6, 2009, the balance of this security deposit is $24,176.

(4)          In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

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

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	Hyatt PlaceTM / AmeriSuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13
Number of Properties:	14	10	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,725	2,096	— (1)	—	42,881 (1)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (2):	$512,373	$245,186	$301,342	$202,251	$1,837,123	$705,506	$6,425,198

Security Deposit (000s):	$36,872 (3)	$36,872 (3)	—	—	—	—	$165,498

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (5):	$44,258	$21,542	$21,977	$12,920	$164,009(6)(7)	$66,177(6)	$581,013

Additional Return:	$3,458 (8)	$1,750 (8)	50% of cash flow in excess of minimum return. (9)	50% of cash flow in excess of minimum return. (9)	—	—	$15,919
Percentage Return / Rent (10):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (11)(12):
Year ended 12/31/08:	1.23x	1.02x	1.07x	1.42x	1.43x	1.51x	0.37x – 1.51x
Twelve months ended 6/30/09:	0.92x	0.67x	0.88x	0.97x	1.42x	1.50x	0.16x – 1.50x
Three months ended 6/30/09:	0.97x	0.58x	0.78x	0.59x	1.17x	1.22x	0.08x – 1.22x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

(1)          Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.

(2)          Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.

(3)          In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

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

(6)          Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent under the two leases for the period from July 1, 2008 until December 31, 2010.  For the six months ended June 30, 2009, TA deferred $30,000 in rents.  TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral.

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

		No. of
	No. of	Rooms	Second Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2009	2008	Change	2009	2008	Change
ADR
InterContinental (no. 1)	31	3,844	$102.30	$114.99	-11.0%	$105.05	$115.02	-8.7%
InterContinental (no. 2)	76	9,220	63.77	72.47	-12.0%	65.58	72.33	-9.3%
InterContinental (no. 3)	14	4,139	123.88	148.62	-16.6%	127.01	148.21	-14.3%
InterContinental (no. 4)	10	2,937	94.42	110.64	-14.7%	97.39	112.82	-13.7%
Marriott (no. 1)	53	7,610	107.94	125.42	-13.9%	112.41	127.00	-11.5%
Marriott (no. 2)	18	2,178	105.52	121.21	-12.9%	106.97	121.56	-12.0%
Marriott (no. 3)	34	5,020	100.59	111.98	-10.2%	102.28	111.43	-8.2%
Marriott (no. 4)	19	2,756	101.55	119.89	-15.3%	108.52	124.14	-12.6%
Marriott (no. 5)	1	356	194.67	223.93	-13.1%	204.58	230.01	-11.1%
Hyatt	22	2,725	90.89	103.50	-12.2%	94.20	105.67	-10.9%
Carlson	11	2,096	84.38	102.20	-17.4%	90.08	106.42	-15.4%
Total/Average	289	42,881	$95.89	$110.30	-13.1%	$98.98	$111.27	-11.0%

OCCUPANCY
InterContinental (no. 1)	31	3,844	71.8%	77.6%	-5.8 Pts	67.7%	74.7%	-7.0 Pts
InterContinental (no. 2)	76	9,220	64.7%	76.1%	-11.4 Pts	62.6%	72.9%	-10.3 Pts
InterContinental (no. 3)	14	4,139	73.7%	80.4%	-6.7 Pts	70.5%	76.9%	-6.4 Pts
InterContinental (no. 4)	10	2,937	63.9%	73.6%	-9.7 Pts	61.8%	71.2%	-9.4 Pts
Marriott (no. 1)	53	7,610	61.5%	70.9%	-9.4 Pts	57.7%	66.8%	-9.1 Pts
Marriott (no. 2)	18	2,178	71.9%	75.6%	-3.7 Pts	67.0%	70.9%	-3.9 Pts
Marriott (no. 3)	34	5,020	66.1%	77.1%	-11.0 Pts	61.8%	72.2%	-10.4 Pts
Marriott (no. 4)	19	2,756	65.0%	74.4%	-9.4 Pts	63.0%	72.7%	-9.7 Pts
Marriott (no. 5)	1	356	68.6%	80.5%	-11.9 Pts	71.0%	81.8%	-10.8 Pts
Hyatt	22	2,725	69.1%	73.0%	-3.9 Pts	64.9%	69.3%	-4.4 Pts
Carlson	11	2,096	55.5%	69.7%	-14.2 Pts	55.9%	67.7%	-11.8 Pts
Total/Average	289	42,881	66.1%	75.1%	-9.0 Pts	63.0%	71.7%	-8.7 Pts

RevPAR
InterContinental (no. 1)	31	3,844	$73.45	$89.23	-17.7%	$71.12	$85.92	-17.2%
InterContinental (no. 2)	76	9,220	41.26	55.15	-25.2%	41.05	52.73	-22.2%
InterContinental (no. 3)	14	4,139	91.30	119.49	-23.6%	89.54	113.97	-21.4%
InterContinental (no. 4)	10	2,937	60.33	81.43	-25.9%	60.19	80.33	-25.1%
Marriott (no. 1)	53	7,610	66.38	88.92	-25.3%	64.86	84.84	-23.6%
Marriott (no. 2)	18	2,178	75.87	91.63	-17.2%	71.67	86.19	-16.8%
Marriott (no. 3)	34	5,020	66.49	86.34	-23.0%	63.21	80.45	-21.4%
Marriott (no. 4)	19	2,756	66.01	89.20	-26.0%	68.37	90.25	-24.2%
Marriott (no. 5)	1	356	133.54	180.26	-25.9%	145.25	188.15	-22.8%
Hyatt	22	2,725	62.80	75.56	-16.9%	61.14	73.23	-16.5%
Carlson	11	2,096	46.83	71.23	-34.3%	50.35	72.05	-30.1%
Total/Average	289	42,881	$63.38	$82.84	-23.5%	$62.36	$79.78	-21.8%

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

As of June 30, 2009, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

Principal Balance		Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$50,000		9.125%	$4,563	2010		Semi–Annually
100,829		6.850%	6,907	2012		Semi–Annually
287,000		6.750%	19,373	2013		Semi–Annually
280,000		5.125%	14,350	2015		Semi–Annually
275,000		6.300%	17,325	2016		Semi–Annually
300,000		5.625%	16,875	2017		Semi–Annually
350,000		6.700%	23,450	2018		Semi–Annually
440,170	(1)	3.800%	16,726	2027	(2)	Semi–Annually
$2,082,999			$119,569

(1)  In July of 2009, we repurchased $175.4 million of our 3.8% convertible senior notes at a total cost of $159.5 million, excluding accrued interest, using borrowings under our revolving credit facility.

(2)  The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012.

Except as described in note 2 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $11,957. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $66,345.  Change in the trading price of our common shares may also affect the fair value of our $440,170 of convertible senior notes.

Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  Also, as noted herein, we have recently repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt, may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to the contractual maturities.

At June 30, 2009, we had one mortgage payable secured by one hotel, with a principal balance of $3,517 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires monthly principal and interest payments of $32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year upon payment of a fee, provided certain conditions are met. At June 30, 2009, we had $330,000 outstanding and $420,000 available to draw under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $330,000 under our revolving credit facility was 0.87% per annum at June 30, 2009. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of June 30, 2009:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2009	0.87%	$330,000	$2,871
10% increase	0.96%	$330,000	$3,168
10% reduction	0.78%	$330,000	$2,574

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR MANAGERS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US, INCLUDING THE ABILITY OF MARRIOTT AND CRESTLINE TO PAY THE FULL AMOUNT OF MINIMUM RETURNS OR RENTS DUE TO US IN THE FUTURE AND OUR ABILITY TO APPLY A PORTION OF MARRIOTT’S AND CRESTLINE’S SECURITY DEPOSITS WHICH WE HOLD TO COVER ANY SHORTFALLS;

•                  OUR ABILITY TO PAY DISTRIBUTIONS IN THE FUTURE, INCLUDING RESUMPTION OF DISTRIBUTIONS ON OUR COMMON SHARES LATER IN 2009 OR AT ANY FUTURE TIME, THE CONTINUATION OF PAYMENT OF DISTRIBUTIONS ON OUR PREFERRED SHARES, THE AMOUNT OF ANY SUCH DISTRIBUTIONS AND WHETHER ANY SUCH DISTRIBUTIONS WILL BE PAID IN CASH ONLY OR PARTLY IN SHARES; AND, IF PARTLY IN SHARES, THE PROPORTIONS OF CASH VERSUS SHARE COMPONENTS OF SUCH DISTRIBUTIONS;

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY;

•                  COMPLIANCE WITH AND CHANGES TO LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES;

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL;

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

•                  OUR TAX STATUS AS A REIT;

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY BEING FORMED WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, AND RMR AND THEIR AFFILIATES;

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

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS AND WE MAY BE UNABLE TO RESUME DISTRIBUTIONS ON OUR COMMON SHARES OR MAINTAIN DISTRIBUTIONS ON OUR PREFERRED SHARES.  IF CAPITAL MARKET CONDITIONS BECOME WORSE OR IF OUR TENANTS AND MANAGERS DO NOT PAY AMOUNTS DUE TO US, WE MAY BECOME UNABLE OR UNWILLING TO RESUME REGULAR QUARTERLY DISTRIBUTIONS TO COMMON SHAREHOLDERS.  ALSO, OUR HISTORICAL RATE OF COMMON SHARE DISTRIBUTIONS MAY NOT BE RESTORED BECAUSE OF CHANGES IN OUR EARNINGS, THE INCREASE IN THE NUMBER OF OUR COMMON SHARES OUTSTANDING OR OTHER CIRCUMSTANCES;

•                  OUR ASSUMPTIONS ABOUT CONTINUING PAYMENTS FROM OUR TENANTS AND MANAGERS MAY PROVE INACCURATE, AND OUR TENANTS AND MANAGERS MAY NOT PAY ALL OF THE AMOUNTS DUE TO US.  MOREOVER, APPLICABLE TAX LAWS MAY PERMIT US TO REMAIN A REIT AND PAY DISTRIBUTIONS LESS THAN WE HAVE HISTORICALLY PAID OR LESS THAN OUR 2009 INCOME FOR FINANCIAL REPORTING PURPOSES.  RECENT INTERNAL REVENUE SERVICE ACTIONS, SUCH AS THE POSSIBILITY TO DEFER CANCELLATION OF DEBT INCOME AND THE ANNOUNCEMENT WHICH PERMITS REIT QUALIFYING DIVIDENDS TO BE PAID UP TO 90% IN SHARES FOR THE 2009 TAXABLE YEAR, MAY PERMIT US TO RETAIN OUR REIT TAX STATUS WITHOUT PAYING SUBSTANTIAL CASH DISTRIBUTIONS FOR TAXABLE YEARS ENDING ON OR BEFORE DECEMBER 31, 2009.  MOREOVER, THE AMOUNT OF 2009 DISTRIBUTIONS WHICH WE MAY BE REQUIRED TO PAY IN ORDER TO RETAIN OUR REIT TAX STATUS IS CONSIDERABLY LESS THAN THE TOTAL OF OUR HISTORICAL RATE OF QUARTERLY DISTRIBUTIONS FOR THE REMAINDER OF 2009 WOULD HAVE BEEN;

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED DURING THE CURRENT U.S. RECESSION, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  THE CURRENT U.S. RECESSION MAY CONTINUE FOR LONGER OR BE WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE THE DEMAND FOR GOODS AND SERVICES SOLD BY TA AND ADVERSELY IMPACT TA’S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

•                  THE RECENT OUTBREAK OF H1N1 FLU IN THE UNITED STATES MAY CAUSE TRAVEL TO DECLINE AND ANY SUCH DECLINE MAY ADVERSELY IMPACT THE FINANCIAL RESULTS AT OUR HOTELS AND THE ABILITY OF OUR HOTEL TENANTS AND HOTEL OPERATORS TO MAKE REQUIRED PAYMENTS TO US;

•                  THE DESCRIPTION OF OUR ARRANGEMENT WITH TA AS A DEFERRAL AGREEMENT MAY IMPLY THAT RENT AMOUNTS WHICH ARE NOT PAID WILL BE LATER PAID.  IN FACT, TA HAS A SHORT HISTORY OF OPERATIONS AND TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE CURRENT GENERAL U.S. RECESSION CONTINUES FOR AN EXTENDED PERIOD OR WORSENS, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE DEFERRED RENTS DUE TO US;

•                  THE MARRIOTT AND CRESTLINE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABLITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITY, WE DO NOT RECEIVE ANY CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR

FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT’S OR CRESTLINE’S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

•                  THE PRICE WHICH TA MUST PAY TO PURCHASE DIESEL FUEL AND OTHER PRODUCTS WHICH IT SELLS MAY MATERIALLY INCREASE, AND THESE PRICE INCREASES MAY INCREASE TA’s WORKING CAPITAL REQUIREMENTS MORE THAN CURRENTLY EXPECTED AND REDUCE TA’s ABILITY TO PAY OUR RENTS;

•                  FUEL CONSERVATION EFFORTS, AN EXTENDED PERIOD OF LIMITED ACTIVITY IN THE HOUSING DEVELOPMENT INDUSTRY OR A SIGNIFICANT AND PROLONGED DECLINE IN THE IMPORT INTO THE U.S. OF CONSUMER GOODS MAY EACH AFFECT THE DEMAND FOR TA’S GOODS AND SERVICES AND TA’S ABILITY TO PAY RENTS TO US, INCLUDING DEFERRED AMOUNTS DUE TO US;

•                  OUR PARTICIPATION IN AN INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT THE INSURANCE COMPANY MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE OUR COMPANY UNDERINSURED AND INCREASE ITS FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AN INSURANCE COMPANY MAY BE DELAYED OR MAY NOT OCCUR AND THE INSURANCE COMPANY MAY REQUIRE MORE FUNDING THAN WE EXPECT; AND

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

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMNTS ARE DESCRIBED MORE FULLY UNDER “ITEM 1A. RISK FACTORS” HEREIN AND IN OUR 2008 ANNUAL REPORT AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009.

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

PART II      Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described in Item 1A. “Risk Factors” Part I of the 2008 Annual Report, in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and below. The risks so described may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2008 Annual Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2008 Annual Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us.

During the six months ended June 30, 2009, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the six months ended June 30, 2009, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million (which we have historically referred to as our Marriott No. 4 contract) were less than the minimum amounts contractually required by $1.7 million and $2.1 million, respectively.  We applied available security deposits to cover these deficiencies.  Also, during the period between June 30 and August 6, 2009, the cure periods with respect to minimum payment shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1.3 million and $2.2 million, respectively, were not received and we applied the security deposits we hold to cover these amounts.  At August 6, 2009, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $33.2 million and $24.2 million, respectively.

Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.  When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, the applications of the security deposits will cause us to record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2009, we granted each of our trustees 2,000 common shares of beneficial interest valued at $12.68 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

At our regular annual meeting held on May 15, 2009, our shareholders re-elected Bruce M. Gans, M.D., as one of our Independent Trustees (58,311,965 shares voted for and 29,340,723 shares withheld) and Adam D. Portnoy as one of our Managing Trustees (57,922,143 shares voted for and 29,730,545 shares withheld). The terms of office of Dr. Gans and Mr. Adam D. Portnoy will extend until our annual meeting of shareholders in 2012.  Messrs. John L. Harrington, William A. Lamkin and Barry M. Portnoy continue to serve as trustees with terms of office expiring in 2011, 2010 and 2011, respectively.

We had also scheduled a shareholder vote on a non-binding proposal by the California Public Employee Pension Plan, or CalPERS, requesting that we take steps to require that all of our Trustees stand for election each year.   To be adopted, this proposal required the affirmative vote of seventy-five percent (75%) of our shares outstanding and eligible to vote, or the affirmative vote of 70,494,476.25 shares.  To be properly presented for consideration at our annual meeting in accordance with applicable Maryland law, we believe that the CalPERS proposal should have been presented at the annual meeting by a CalPERS representative who held a valid proxy from the registered owner of CalPERS’ HPT shares on the record date.  A person representing CalPERS appeared at our annual meeting but failed to produce a proxy and, accordingly, was not qualified to present this proposal.  Although no vote on this proposal was officially tallied, the number of shares which it appears would have been voted in favor of this proposal if it were properly presented was 50,914,751 (with 16,617,489 shares voting against, 1,448,233 abstentions and 18,672,214 broker non-votes), or less than the vote required for its adoption.

Item 6.  Exhibits

10.1                           Summary of Trustee Compensation (Incorporated by Reference to the Company’s Current Report on Form 8-K dated May 18, 2009)

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
Dated: August 6, 2009

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 6, 2009