Form 10-Q
period 2009-09-30
HOSPITALITY PROPERTIES TRUST
filed 2009-11-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 9, 2009: 123,380,335

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2009

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

PART I            Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS

Real estate properties, at cost:
Land	$1,392,435	$1,392,614
Buildings, improvements and equipment	5,059,298	5,015,270
	6,451,733	6,407,884
Accumulated depreciation	(1,208,104)	(1,060,203)
	5,243,629	5,347,681
Cash and cash equivalents	52,002	22,450
Restricted cash (FF&E reserve escrow)	25,717	32,026
Other assets, net	199,055	170,580
	$5,520,403	$5,572,737

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$—	$396,000
Senior notes, net of discounts	1,934,433	1,693,730
Convertible senior notes, net of discount	254,252	545,772
Mortgage payable	3,496	3,558
Security deposits	158,826	169,406
Dividends payable	4,754	4,754
Accounts payable and other liabilities	85,449	128,078
Due to affiliate	11,261	3,012
Total liabilities	2,452,471	2,944,310

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 123,380,335 and 93,991,635 issued and outstanding, respectively	1,234	940
Additional paid in capital	3,462,112	3,093,827
Cumulative net income	1,988,190	1,827,821
Accumulated other comprehensive income (loss)	4,830	(511)
Cumulative preferred distributions	(146,051)	(123,641)
Cumulative common distributions	(2,632,522)	(2,560,148)
Total shareholders’ equity	3,067,932	2,628,427
	$5,520,403	$5,572,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Hotel operating revenues	$184,595	$233,393	$547,507	$700,399
Rental income	75,136	72,824	223,862	250,341
FF&E reserve income	4,692	6,095	14,409	18,620
Interest income	28	271	98	1,177
Total revenues	264,451	312,583	785,876	970,537

Expenses:
Hotel operating expenses	120,364	166,896	354,617	500,743
Interest (including amortization of deferred financing costs and debt discounts of $2,354, $3,443, $8,660 and $10,243, respectively)	34,943	38,963	106,510	117,812
Depreciation and amortization	61,311	60,449	184,244	178,277
General and administrative	10,401	7,881	30,109	28,920
Reserve for straight line rent receivable	—	—	—	19,613
Loss on asset impairment	—	—	—	53,225
Total expenses	227,019	274,189	675,480	898,590

Income before gain on extinguishment of debt, gain on sale of real estate and income taxes	37,432	38,394	110,396	71,947
Gain on extinguishment of debt	11,209	—	51,097	—
Gain on sale of real estate	—	—	—	1,274
Income before income taxes	48,641	38,394	161,493	73,221
Income tax expense	(375)	(443)	(1,124)	(1,345)

Net income	48,266	37,951	160,369	71,876
Preferred distributions	(7,470)	(7,470)	(22,410)	(22,410)
Net income available for common shareholders	$40,796	$30,481	$137,959	$49,466

Weighted average common shares outstanding	118,780	93,954	102,796	93,930

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.34	$0.32	$1.34	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$160,369	$71,876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	184,244	178,277
Amortization of deferred financing costs and debt discounts as interest	8,660	10,243
Straight line rental income	—	(3,780)
Reserve for straight line rent receivable	—	19,613
Security deposits applied to payment shortfalls	(10,577)	—
Other non-cash (income) expense, net	(1,534)	(347)
FF&E reserve income and deposits	(37,833)	(49,343)
Loss on asset impairment	—	53,225
Gain on extinguishment of debt	(51,097)	—
Gain on sale of real estate	—	(1,274)
Changes in assets and liabilities:
Decrease in other assets	1,213	2,005
Decrease in accounts payable and other	(33,610)	(26,586)
Increase in due to affiliate	8,249	7,173
Cash provided by operating activities	228,084	261,082

Cash flows from investing activities:
Real estate acquisitions	(6,500)	(119,364)
FF&E reserve fundings	(60,568)	(29,120)
Net proceeds from sale of real estate	—	13,684
Investment in affiliated insurance company	(5,109)	—
Cash used in investing activities	(72,177)	(134,800)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	372,958	—
Issuance of senior notes, net of discount	296,961	—
Repurchase of convertible senior notes	(258,102)	—
Repurchase of senior notes	(45,239)	—
Repayment of senior notes	—	(150,000)
Draws on revolving credit facility	389,000	515,000
Repayments of revolving credit facility	(785,000)	(266,000)
Deferred financing costs incurred	(2,149)	(33)
Distributions to preferred shareholders	(22,410)	(22,410)
Distributions to common shareholders	(72,374)	(216,939)
Cash used in financing activities	(126,355)	(140,382)
Increase (decrease) in cash and cash equivalents	29,552	(14,100)
Cash and cash equivalents at beginning of period	22,450	23,401
Cash and cash equivalents at end of period	$52,002	$9,301

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Supplemental cash flow information:
Cash paid for interest	$118,832	$129,644
Cash paid for income taxes	1,942	1,759
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$37,718	$54,474
Property managers’ purchases with FF&E reserve	(61,551)	(74,243)
Non-cash financing activities:
Issuance of common shares	$624	$2,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. In preparing these condensed consolidated financial statements, we evaluated events that occurred through November 9, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity as defined under the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification, Consolidation Topic.  Under this Topic, the entity that receives the majority of the potential variability in gains and losses of the variable interest entity, with the primary focus on losses, is the variable interest entity’s primary beneficiary, and is required to consolidate the variable interest entity.  When one of our TRSs enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager, we are required to assess if our TRS or the hotel manager is or continues to be the primary beneficiary.  This assessment requires us to make estimates of the future cash flows of our TRS.  Incorrect assumptions or estimates of, among other things, future occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary.  We have concluded that we must consolidate each of our TRSs because we are the primary beneficiary.

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three or nine months ended September 30, 2009, compared with $5,111 and $16,888 for the three and nine months ended September 30, 2008, respectively.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We recognized straight line rental income of $3,787 for the three months ended March 31, 2008 relating to our lease with TravelCenters of America LLC, or TA, for 145 travel centers.  Beginning in the 2008 second quarter, we ceased recognition of straight line rental income for this lease and recorded a $19,613 charge to fully reserve the existing straight line rent receivable.  See Note 10 for further information relating to TA.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $180 and $1,163 for the three and nine months ended

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

September 30, 2009, respectively and $1,283 and $4,385 for the three and nine months ended September 30, 2008, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for our hotels.  We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.  We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at September 30, 2009 or 2008.

Note 4.  Shareholders’ Equity

On January 15, 2009, April 15, 2009 and July 15, 2009, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2009, April 14, 2009 and July 14, 2009, respectively.  On September 1, 2009, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on September 30, 2009, with respect to the period ended October 14, 2009. We paid this amount on October 15, 2009.

On February 17, 2009, May 15, 2009 and August 17, 2009, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2009, May 14, 2009 and August 16, 2009, respectively.  On October 1, 2009, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on November 2, 2009, with respect to the period ending November 14, 2009. We expect to pay this amount on or about November 16, 2009.

On February 25, 2009, we paid a $0.77 per share quarterly distribution to our common shareholders.

On February 26, 2009, we issued 1,000 common shares, valued at $11.65 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our new trustee as part of his annual compensation.

On April 8, 2009, we announced the suspension of our regular quarterly common share distributions for the remainder of 2009.  In December 2009, we expect to determine the amount of additional common share distributions, if any, to be paid for the 2009 taxable year and whether this distribution will be paid in cash or a combination of cash and common shares.  We currently expect that the aggregate distributions paid to our common shareholders for the 2009 taxable year will be equal to the minimum amount required in order for us to remain a real estate investment trust, or REIT, for federal tax purposes and to avoid paying federal tax on our 2009 income.

On May 15, 2009, we issued 2,000 common shares, valued at $12.68 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

On June 24, 2009, we sold 17,500,000 of our common shares at a price of $11.50 per share in a public offering.  On July 1, 2009, we sold 2,625,000 of our common shares at a price of $11.50 per share pursuant to an overallotment option granted to the underwriters.  We used the net proceeds from these sales (approximately $221,303 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

On August 14, 2009, we sold 8,000,000 of our common shares at a price of $17.25 per share in a public offering. On August 26, 2009, we sold 1,200,000 of our common shares at a price of $17.25 per share pursuant to an overallotment option granted to the underwriters.  We used the net proceeds from these sales (approximately $151,655 after underwriting and other offering expenses) to repay all borrowings outstanding under our revolving credit facility and for general business purposes.

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

During the second quarter of 2009, we repurchased $13,500 of our 3.8% convertible senior notes at a total cost of $11,053, excluding accrued interest, and recognized a $1,680 gain on extinguishment of debt, net of unamortized discount, issuance costs and a portion of the allocated equity component.

During the second quarter of 2009, we repurchased an aggregate of $57,171 original principal amount of various issues of our senior notes at a total cost of $45,239, excluding accrued interest, and recognized an $11,653 gain on extinguishment of debt, net of unamortized discount and issuance costs.

During the third quarter of 2009, we repurchased $175,420 of our 3.8% convertible senior notes at a total cost of $159,532, excluding accrued interest, and recognized an $11,209 gain on extinguishment of debt, net of unamortized discount, issuance costs and a portion of the allocated equity component.

On August 12, 2009, we issued $300,000 of 7.875% senior notes due 2014 in a public offering.  Net proceeds from this offering ($294,861 after underwriting and other offering expenses) were used to repay a portion of the borrowings outstanding under our revolving credit facility.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of a fee, provided certain other conditions are satisfied. The interest rate on drawings under the credit facility is LIBOR plus a spread. As of September 30, 2009, we had no outstanding borrowings under our revolving credit facility and $750,000 available to be drawn for general business purposes, including acquisitions.

Note 6.  Real Estate Properties

At September 30, 2009, we owned 474 properties consisting of 289 hotels and 185 travel centers.  These properties are operated under 13 management agreements or leases.

During the nine months ended September 30, 2009, we funded $66,289 of improvements to certain of our properties, which resulted in a $5,345 increase in our annual minimum returns and rents.

Note 7. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income, provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.  During the three and nine months ended September 30, 2009, we recognized current tax expense of $404 and $1,211, respectively, which includes $35 and $105, respectively, of foreign taxes and $369 and $1,106, respectively, of federal alternative minimum tax and certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and nine months ended September 30, 2009 we recognized a deferred tax benefit of $29 and $87 related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information

	For the Three Months Ended September 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$184,595	$—	$—	$184,595
Rental income	32,583	42,553	—	75,136
FF&E reserve income	4,692	—	—	4,692
Interest income	—	—	28	28
Total revenues	221,870	42,553	28	264,451
Hotel operating expenses	(120,364)	—	—	(120,364)
Operating income	101,506	42,553	28	144,087

Interest expense	—	—	34,943	34,943
Depreciation and amortization expense	40,897	20,414	—	61,311
General and administrative expense	—	—	10,401	10,401
Total expenses	40,897	20,414	45,344	106,655

Income (loss) before gain on extinguishment of debt and income taxes	60,609	22,139	(45,316)	37,432
Gain on extinguishment of debt	—	—	11,209	11,209
Income (loss) before income taxes	60,609	22,139	(34,107)	48,641
Income tax expense	—	—	(375)	(375)

Net income (loss)	$60,609	$22,139	$(34,482)	$48,266

	As of and for the Nine Months Ended September 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$547,507	$—	$—	$547,507
Rental income	96,561	127,301	—	223,862
FF&E reserve income	14,409	—	—	14,409
Interest income	—	—	98	98
Total revenues	658,477	127,301	98	785,876
Hotel operating expenses	(354,617)	—	—	(354,617)
Operating income	303,860	127,301	98	431,259

Interest expense	—	—	106,510	106,510
Depreciation and amortization expense	121,837	62,407	—	184,244
General and administrative expense	—	—	30,109	30,109
Total expenses	121,837	62,407	136,619	320,863

Income (loss) before gain on extinguishment of debt and income taxes	182,023	64,894	(136,521)	110,396
Gain on extinguishment of debt	—	—	51,097	51,097
Income (loss) before income taxes	182,023	64,894	(85,424)	161,493
Income tax expense	—	—	(1,124)	(1,124)

Net income (loss)	$182,023	$64,894	$(86,548)	$160,369

Total assets	$3,150,526	$2,298,378	$71,499	$5,520,403

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information (continued)

	For the Three Months Ended September 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$233,393	$—	$—	$233,393
Rental income	31,268	41,556	—	72,824
FF&E reserve income	6,095	—	—	6,095
Interest income	—	—	271	271
Total revenues	270,756	41,556	271	312,583
Hotel operating expenses	(166,896)	—	—	(166,896)
Operating income	103,860	41,556	271	145,687

Interest expense	—	—	38,963	38,963
Depreciation and amortization expense	39,022	21,427	—	60,449
General and administrative expense	—	—	7,881	7,881
Total expenses	39,022	21,427	46,844	107,293

Income (loss) before income taxes	64,838	20,129	(46,573)	38,394
Income tax expense	—	—	(443)	(443)

Net income (loss)	$64,838	$20,129	$(47,016)	$37,951

	As of and for the Nine Months Ended September 30, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$700,399	$—	$—	$700,399
Rental income	93,269	157,072	—	250,341
FF&E reserve income	18,620	—	—	18,620
Interest income	—	—	1,177	1,177
Total revenues	812,288	157,072	1,177	970,537
Hotel operating expenses	(500,743)	—	—	(500,743)
Operating income	311,545	157,072	1,177	469,794

Interest expense	—	—	117,812	117,812
Depreciation and amortization expense	116,106	62,171	—	178,277
Reserve on straight line rent receivable	—	19,613	—	19,613
Loss on impairment	—	53,225	—	53,225
General and administrative expense	—	—	28,920	28,920
Total expenses	116,106	135,009	146,732	397,847

Income (loss) before gain on sale of real estate and income taxes	195,439	22,063	(145,555)	71,947
Gain on sale of real estate	1,274	—	—	1,274
Income (loss) before income taxes	196,713	22,063	(145,555)	73,221
Income tax expense	—	—	(1,345)	(1,345)

Net income (loss)	$196,713	$22,063	$(146,900)	$71,876

Total assets	$3,197,854	$2,364,703	$29,745	$5,592,302

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  New Accounting Pronouncements

In June 2009, the FASB issued the Codification, which is the single source of authoritative non-governmental GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not cause any change to our current accounting practices.

The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer will recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions.  This Topic is effective for fiscal years beginning after December 15, 2008, and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs if we engage in a transaction that falls within the scope of this standard.

Effective January 1, 2009, we adopted the Debt With Conversion and Other Options Topic of the Codification.  This Topic requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate at the time of issuance.  Our 3.8% convertible senior notes are within the scope of this Topic; and therefore we measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (March 15, 2012).  The conversion option was valued at $43,770 as of the time of issuance, which resulted in an increase to additional paid-in capital.  All periods presented in our financial statements have been adjusted to reflect the application of this standard retrospectively.  The implementation of this Topic resulted in a decrease to net income and earnings per share for all periods presented; however there is no effect on our cash interest payments.  The implementation of this standard resulted in the following:

•                  Shareholders equity at December 31, 2008 increased by $25,560.

•                  Interest expense for the three months ended September 30, 2009 and 2008 increased because of non-cash amortization of $1,294, or $0.01 per share, and $2,434, or $0.03 per share, respectively.  For the nine months ended September 30, 2009 and 2008 interest expense increased because of non-cash amortization of $5,705, or $0.06 per share, and $7,187, or $0.08 per share.

•                  During the nine months ended September 30, 2009, our repurchase of $310,250 of the notes reduced the equity component attributable to the conversion feature of the notes by $5,002.  The equity component of the notes as of September 30, 2009 is $38,768.

•                  The unamortized discount on the notes was $10,498 and $29,228 as of September 30, 2009 and December 31, 2008, respectively. We expect to amortize the discount through March 15, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification.  This Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.  See Note 1 for the required disclosure.

Effective for fiscal years beginning after November 15, 2009, the Consolidation Topic of the Codification will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The previous standard required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.  This Topic has been updated to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity.  We are currently evaluating the effect that the adoption of this Topic may have on our consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification.  See Note 14 for the required disclosure.

Note 10. Significant Tenant

TA is the lessee of 40% of our investments, at cost, as of September 30, 2009.  The following table presents summary financial information for TA for its quarter ended September 30, 2009, as reported in its Quarterly Report on Form 10-Q:

Summary Financial Information for TravelCenters of America LLC

	For the Three Months Ended September 30,
	2009	2008
Operations
Total revenues	$1,281,919	$2,157,693
Total cost of goods sold	1,049,323	1,882,097
Net income (loss)	(12,237)	16,655

	For the Nine Months Ended September 30,
	2009	2008
Total revenues	$3,376,807	$6,343,383
Total cost of goods sold	2,701,661	5,612,409
Net loss	(45,313)	(41,558)

Cash Flows
Net cash provided by operating activities	68,152	58,810
Net cash used in investing activities	(28,371)	(68,400)
Net cash provided by financing activities	—	4,801
Net increase (decrease) in cash	39,829	(4,827)
Cash and cash equivalents at the beginning of the period	145,516	148,876
Cash and cash equivalents at the end of the period	185,345	144,049

	As of September 30,
	2009	2008
Financial Position
Current assets	$446,614	$474,614
Noncurrent assets	478,848	486,914
Current liabilities	230,418	291,893
Noncurrent liabilities	336,546	267,893
Total shareholders’ equity	358,498	401,742

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to the Quarterly Report on Form 10-Q for TA are included as textual references only, and the information in TA’s quarterly report is not incorporated by reference into these financial statements.

During each of the three months ended September 30, 2009 and 2008, TA deferred $15,000 of rent under the terms of the rent deferral agreement dated August 11, 2008.  During the nine months ended September 30, 2009 and 2008, TA deferred $45,000 and $15,000, respectively, under this agreement.  We did not recognize the deferred rent as revenue due to uncertainties regarding future payments of these amounts by TA.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides certain management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business, please see our 2008 Annual Report under the caption Item 1A.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

“Risk Factors” and our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Note 11. Comprehensive Income

Other comprehensive income represents the unrealized gain on the shares of TA common stock we own.  The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$48,266	$37,951	$160,369	$71,876
Unrealized gain on TA common stock	5,294	—	5,341	—
Comprehensive income	$53,560	$37,951	$165,710	$71,876

Note 12. Related Person Transaction

As of September 30, 2009, we have invested $5,109 in Affiliates Insurance Company, or AIC, an insurance company owned by Reit Management & Research LLC, or RMR, our manager, and other companies to which RMR provides management services. We currently own 16.67% of the common shares of AIC with a current carrying value of $4,977. Although we own less than 20% of AIC, we use the equity method to account for our investment in AIC because we believe we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to purchase some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. For the three and nine months ended September 30, 2009, our share of AIC’s net losses totaled $23 and $132, respectively.

Note 13. Hotel Management Agreements and Leases

During the nine months ended September 30, 2009, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the nine months ended September 30, 2009, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were $4,802 and $5,775, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between September 30, 2009 and November 9, 2009, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,451 and $1,631, respectively, and we applied the security deposits we hold to cover these amounts.  At November 9, 2009, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $29,951 and $21,103, respectively.

At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the remaining amounts of security deposits we hold from Marriott and from Crestline for these contracts will exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits does reduce the refunds due to the respective

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

lessees or managers who have provided us with these deposits.  These deposits are not escrowed.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

As of November 9, 2009, all other payments due to us from our hotel managers and hotel tenants under our operating agreements are current.

Minimum return and minimum rent payments due to us under some of our management agreements and leases are supported by guarantees. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($34,090 remaining at September 30, 2009). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($37,174 remaining at September 30, 2009). The combined guarantee provided by InterContinental Hotels Group plc, or InterContinental, for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($84,532 remaining at September 30, 2009) and will expire if and when the hotels achieve stipulated operating results.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited and does not expire.  The guarantees provided by TA are not limited and do not expire.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $16,287 and $245 less than the minimum returns due to us in the three months ended September 30, 2009 and 2008, respectively, and $46,585 less than the minimum returns due to us in the nine months ended September 30, 2009.  We reflect these amounts in our consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott no. 3 agreement, applied from the security deposit we hold.  All of our managed hotel portfolios generated net operating results in excess of the minimum rents due to us in the nine months ended September 30, 2008.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 14.  Fair Value of Financial Instruments

The carrying amount and the estimated fair value of each of our financial instruments are shown below:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$52,002	$52,002	$22,450	$22,450
Restricted cash	25,717	25,717	32,026	32,026
Investment securities	8,407	8,407	3,066	3,066
Total financial assets	$86,126	$86,126	$57,542	$57,542

Financial Liabilities
Revolving credit facility	$—	$—	$396,000	$396,000
Senior Notes, due 2010 at 9.125%	50,000	52,306	50,000	48,044
Mortgage Note, due 2011 at 8.3%	3,496	3,516	3,558	3,565
Senior Notes, due 2012 at 6.85%	100,829	103,045	125,000	99,523
Senior Notes, due 2013 at 6.75%	287,000	288,886	300,000	226,443
Senior Notes, due 2014 at 7.875%	300,000	308,361	—	—
Senior Notes, due 2015 at 5.125%	280,000	251,739	300,000	178,612
Senior Notes, due 2016 at 6.3%	275,000	256,298	275,000	157,813
Senior Notes, due 2017 at 5.625%	300,000	259,342	300,000	160,219
Convertible Senior Notes, due 2027 at 3.8%	264,750	259,535	575,000	217,978
Senior Notes, due 2018 at 6.7%	350,000	323,065	350,000	180,118
Unamortized discounts	(18,894)	—	(35,498)	—
Total financial liabilities	$2,192,181	$2,106,093	$2,639,060	$1,668,315

The carrying amount of our cash and cash equivalents approximate their fair value.  The fair value of our investment securities are based on quoted market prices.  We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing market rates.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report and with our Annual Report on Form 10-K for the year ended December 31, 2008, as amended, or 2008 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

2009 Developments

U.S. Hotel Industry- The U.S. continues to feel the effects of a recessionary economy.  In 2008, the U.S. hotel industry experienced declines versus 2007 in occupancy, revenues and profitability.  During the first three quarters of 2009, each of our hotel operators reported further declines in the operating performance of our hotels versus the prior year.  These declines reflect reduced business and leisure travel resulting from reduced business and consumer spending.  As of September 30, 2009, all returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.  Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum rents and returns is not assured, particularly if the U.S. economy continues to function at recessionary levels.  If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

Distributions to common shareholders- On April 8, 2009, we announced the suspension of our regular quarterly common share distributions for the remainder of 2009.  In December 2009, we expect to determine the amount of additional common share distributions, if any, to be paid for the 2009 taxable year and whether this distribution will be paid in cash or a combination of cash and common shares.  We currently expect that the aggregate distributions paid to our common shareholders for the 2009 taxable year will be equal to the minimum amount required in order for us to remain a real estate investment trust, or REIT, for federal tax purposes and to avoid paying federal tax on our 2009 income.

Our tenants and managers- During the nine months ended September 30, 2009, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

During the nine months ended September 30, 2009, the payments we received under our Marriott No. 3 contract which requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $4,802 and $5,775, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between September 30, 2009 and November 9, 2009, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,451 and $1,631, respectively, and we applied the security deposits we hold to cover these amounts.  At November 9, 2009, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $29,951 and $21,103, respectively.

At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the remaining amounts of security deposits we hold from Marriott and from Crestline for these contracts will exceed the 2009 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  These deposits are not escrowed.  Under all of our hotel

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

As of November 9, 2009, all other payments due to us from our hotel managers and hotel tenants under our operating agreements are current.

TA rent deferral- In each of the first three quarters of 2009, TA deferred $15,000 of rent under the provisions of the rent deferral agreement entered by us and TA in August of 2008.  Due to the uncertainties regarding TA’s ability to perform its obligations under its leases with us, we have reserved previously accrued straight line rent and deferred recognition of future straight line and deferred rents until circumstances change or these amounts are collected.  TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides certain management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business, please see our 2008 Annual Report under the caption Item 1A. “Risk Factors” and our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Related Person Transaction

As of September 30, 2009, we have invested $5,109 in Affiliates Insurance Company, or AIC, an insurance company,  that is owned by RMR, our manager, and other companies to which RMR provides management services. We own 16.67% of the common shares of AIC which has a current carrying value of $4,977. Although we own less than 20% of AIC, we use the equity method of accounting to account for our investment in AIC because we believe we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to purchase some of our insurance from AIC.  Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income.  More information concerning our relationship with these and other related person transactions is contained in our 2008 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” and Item 1A. “Risk Factors” and in our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Management Agreements and Leases

At September 30, 2009, our 289 hotels were included in one of 11 operating agreements, of which 197 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 are leased to third parties. We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 28 and 29.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2009 versus 2008

	For the Three Months Ended September 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$184,595	$233,393	$(48,798)	(20.9)%
Rental Income:
Minimum rents - hotels	32,583	31,268	1,315	4.2%
Minimum rents - travel centers	42,553	41,556	997	2.4%
Total rental income	75,136	72,824	2,312	3.2%
FF&E reserve income	4,692	6,095	(1,403)	(23.0)%
Interest income	28	271	(243)	(89.7)%

Expenses:
Hotel operating expenses	120,364	166,896	(46,532)	(27.9)%
Interest expense	34,943	38,963	(4,020)	(10.3)%
Depreciation and amortization - hotels	40,897	39,022	1,875	4.8%
Depreciation and amortization - travel centers	20,414	21,427	(1,013)	(4.7)%
Total depreciation and amortization	61,311	60,449	862	1.4%
General and administrative	10,401	7,881	2,520	32.0%
Income tax expense	375	443	(68)	(15.3)%

Gain on extinguishment of debt	11,209	—	11,209	—
Net income	48,266	37,951	10,315	27.2%
Net income available for common shareholders	40,796	30,481	10,315	33.8%
Weighted average shares outstanding	118,780	93,954	24,826	26.4%
Net income available for common shareholders per common share	$0.34	$0.32	$0.02	6.3%

The decrease in hotel operating revenues at our managed hotels in the third quarter of 2009 versus the third quarter of 2008 was caused primarily by the continued weakness in the hotel industry discussed above.  Additional operating statistics of our hotels are included in the table on page 30.

The decrease in hotel operating expenses was primarily caused by the decline in occupancy at our managed hotels, manager initiatives to lower expenses, the reduction in expenses such as marketing and reservation fees which are based on revenues and, as discussed below, the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover a minimum return deficiency.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $0 and $5,111 for the three months ended September 30, 2009 and 2008, respectively.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $16,287 and $245, less than the minimum returns due to us in the three months ended September 30, 2009 and 2008, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2008 and 2009 that resulted in increases in the minimum rents due to us.

The increase in rental income - travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers.  Both periods reflect the $15,000 deferral of rent by TA under our rent deferral agreement discussed above.

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

The decrease in interest expense is primarily due to lower weighted average interest rates and lower average borrowings during 2009.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2008 and 2009.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired during 2009.

The increase in general and administrative expense is due primarily to higher professional services fees in 2009 and the reversal of accrued incentive advisory fees in 2008.

The gain on extinguishment of debt in the third quarter of 2009 reflects the repurchase of $175,420 face amount of our 3.8% convertible senior notes for $159,532 in July 2009, net of unamortized issuance costs and discounts.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax for our TRSs and lower foreign taxes relating to our hotel in Puerto Rico in 2009.

The increases in weighted average shares outstanding is primarily a result of our common share offerings during the second and third quarters of 2009 as described below.

The increase in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment, operating and financing activities discussed above.  On a per share basis, the percentage increase in net income available for common shareholders is lower due to the increase in our weighted average common shares outstanding described above.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2009 versus 2008

	For the Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$547,507	$700,399	$(152,892)	(21.8)%
Rental Income:
Minimum rents - hotels	96,561	93,269	3,292	3.5%
Minimum rents - travel centers	127,301	157,072	(29,771)	(19.0)%
Total rental income	223,862	250,341	(26,479)	(10.6)%
FF&E reserve income	14,409	18,620	(4,211)	(22.6)%
Interest income	98	1,177	(1,079)	(91.7)%

Expenses:
Hotel operating expenses	354,617	500,743	(146,126)	(29.2)%
Interest expense	106,510	117,812	(11,302)	(9.6)%
Depreciation and amortization - hotels	121,837	116,106	5,731	4.9%
Depreciation and amortization - travel centers	62,407	62,171	236	0.4%
Total depreciation and amortization	184,244	178,277	5,967	3.3%
General and administrative	30,109	28,920	1,189	4.1%
Income tax expense	1,124	1,345	(221)	(16.4)%
Reserve on straight line rent receivable	—	19,613	(19,613)	—
Loss on impairment	—	53,225	(53,225)	—

Gain on extinguishment of debt	51,097	—	51,097	—
Gain on sale of real estate	—	1,274	(1,274)	—
Net income	160,369	71,876	88,493	123.1%
Net income available for common shareholders	137,959	49,466	88,493	178.9%
Weighted average shares outstanding	102,796	93,990	8,806	9.4%
Net income available for common shareholders per common share	$1.34	$0.53	$0.81	152.8%

The decrease in hotel operating revenues at our managed hotels in the nine months ended 2009 versus the nine months ended 2008 was caused primarily by the continued weakness in the hotel industry discussed above.  Additional operating statistics of our hotels are included in the table on page 30.

The decrease in hotel operating expenses was primarily caused by the decline in occupancy at our managed hotels, manager initiatives to lower expenses, the reduction in expenses such as marketing and reservation fees which are based on revenues, as described below, and the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover a minimum return deficiency.

Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements as income at year end when all contingencies are met and the income is earned. Deferred additional returns were $0 and $16,888 for the nine months ended September 30, 2009 and 2008, respectively.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $46,585 less than the minimum returns due to us in the nine months ended September 30, 2009.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreement, applied from the security deposit we hold.  All of our managed hotels generated net operating results in excess of the minimum returns due us in the nine months ended September 30, 2008.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2008 and 2009 that resulted in increases in the minimum rents due to us.

The decrease in rental income - travel centers is a result of our deferral agreement with TA.  During the nine months ended September 30, 2009, TA deferred $45,000 under this agreement, partially offset by contractual rent increases.  For the reasons described under “TA rent deferral” above, in the second quarter of 2008, we ceased recognizing straight line rent under our lease with TA for 145 travel centers and recorded a $19,613 reserve in the second quarter of 2008 to fully reserve the straight line rent receivable relating to periods prior to April 1, 2008.

The decrease in FF&E reserve income is primarily due to decreased levels of hotel sales in 2009 versus 2008 at our leased hotels.

The decrease in interest income is due to lower average cash balances and lower average interest rates during 2009.

The decrease in interest expense is primarily due to lower weighted average interest rates and lower average borrowings during 2009.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2008 and 2009.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2008 and 2009.

The increase in general and administrative expense is due primarily to the impact of higher professional services fees in 2009 and additional property investments during 2008 and 2009.

We recorded a $53,225 loss on asset impairment in the second quarter of 2008 to reduce the carrying value of certain intangible assets arising from our January 2007 TravelCenters of America, Inc. acquisition to their estimated fair market value as of June 30, 2008.

The gain on extinguishment of debt in the nine months ended September 30, 2009 reflects the repurchase of $367,421 face amount of our 3.8% convertible senior notes and various issues of our senior notes for an aggregate purchase price $303,341, net of unamortized issuance costs and discounts.

The gain on sale of real estate in the nine months ended September 30, 2008 reflects the sale of our North Phoenix, Arizona Park Plaza hotel in February 2008 for a gain of $645 and the sale of our Atlantic Beach, North Carolina AmeriSuites hotel in June 2008 for a gain of $629.

The decrease in income tax expense is primarily due to lower federal alternative minimum tax for our TRSs and lower foreign taxes relating to our hotel in Puerto Rico in 2009.

The increase in weighted average shares outstanding is primarily a result of our common share offerings during the second and third quarters of 2009 as described below.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment, operating and financing activities discussed above.  On a per share basis, the percentage increase in net income available for common shareholders is lower due to the increase in our weighted average common shares outstanding described above.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2009, all 474 of our properties were operated under one of 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 28 and 29.  During the twelve months ended September 30, 2009, one of our 11 hotel operating agreements, representing 53 properties, generated coverage of at least 1.0x. The remaining ten agreements, representing 236 hotels, generated coverage of -0.02x to 0.88x.

During the twelve months ended September 30, 2009, our two travel center leases, representing 185 properties, generated coverage of 1.30x and 1.29x, respectively.  Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the 12 months ended September 30, 2009 using the contractual rent amounts without consideration of the rent deferral.

Three hundred fifty (350) of our properties, representing 77% of our total investments at cost as of September 30, 2009, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively.  As of November 9, 2009, all other payments due from our managers and tenants are current.  However, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the current economic downturn continues for a prolonged period.  If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

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

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation, known as the REIT Modernization Act, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2009, our hotel managers and hotel tenants contributed $37,718 to these accounts and they spent $61,551 from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of September 30, 2009, there was $25,717 on deposit in these escrow accounts, which are held directly by us and reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2009, we funded $60,567 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

•                  During the nine months ended September 30, 2009, we funded $10,078 for improvements to hotels included in our four Marriott portfolio agreements using existing cash balances and borrowings under our revolving credit facility. We may fund up to an additional approximately $5,000 during the remainder of 2009, using funds from our existing cash balances.  As we fund these improvements, we expect the minimum rents and returns payable to us to increase.

•                  Pursuant to a January 2008 lease agreement we entered with a subsidiary of Marriott for our Kauai hotel, we agreed to fund certain planned improvements to that hotel.  We funded $43,043 for improvements under this agreement during the nine months ended September 30, 2009 using funds from our existing cash balances or borrowings under our revolving credit facility.  We currently do not expect to make any additional fundings related to these planned improvements during 2009.  As we funded these improvements, the annual rent payable to us under this lease increased.

•                  Pursuant to an April 2005 agreement we entered with a subsidiary of Hyatt Hotels Corporation, or Hyatt, for management of 22 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt PlaceTM brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of September 30, 2009, we have funded $77,200.  We funded $2,600 during the nine months ended September 30, 2009, and we expect to fund an additional approximately $100 during the remainder of 2009, using funds from our existing cash balances.

•                  Pursuant to January and April 2006 agreements we entered with InterContinental Hotels Group plc, or InterContinental, for management of ten hotels, we agreed to fund $24,228 for capital improvements to these hotels during the three years following closing. We made our final funding under this agreement of $4,846 in January 2009 using funds from our existing cash balances and borrowings under our revolving credit facility.  As we funded these improvements, the minimum returns payable to us increased.

FF&E escrow deposits are not required under our travel center leases with TA. However, TA is required to maintain the leased travel centers, including structural and non-structural components. In May 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

that these purchases were limited to $25,000 per year.  The amendment provided that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  During the nine months ended September 30, 2009, we purchased $5,722 of additional improvements, and, as of September 30, 2009, we have funded $108,115 and our remaining purchase commitment under this lease is $10,272.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under these lease provisions during the nine months ended September 30, 2009.

On January 15, 2009, April 15, 2009 and July 15, 2009, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2009, April 14, 2009 and July 14, 2009, respectively.  On September 1, 2009, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on September 30, 2009, with respect to the period ended October 14, 2009. We paid this amount on October 15, 2009.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On February 17, 2009, May 15, 2009 and August 17, 2009, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2009, May 14, 2009 and August 16, 2009, respectively.  On October 1, 2009, we declared a distribution of $0.4375 per Series C preferred shares to shareholders of record on November 2, 2009, with respect to the period ending November 14, 2009. We expect to pay this amount on or about November 16, 2009, using existing cash balances.

On February 25, 2009, we paid a $0.77 per share quarterly distribution to our common shareholders.  We funded this distribution using cash on hand and borrowings under our revolving credit facility.  As discussed above, on April 8, 2009, we announced the suspension of our regular quarterly common share distributions.

During the nine months ended September 30, 2009, we repurchased $310,250 of our 3.8% convertible senior notes at a total cost of $258,102, excluding accrued interest.  We made these purchases using borrowings under our revolving credit facility.

During the nine months ended September 30, 2009, we repurchased an aggregate of $57,171 original principal amount of various issues of our senior notes at a total cost of $45,239, excluding accrued interest.  We made these purchases using borrowings under our revolving credit facility.

On June 24, 2009, we sold 17,500,000 of our common shares at a price of $11.50 per share in a public offering.  On July 1, 2009, we sold 2,625,000 of our common shares at a price of $11.50 per share pursuant to an overallotment option granted to the underwriters.  We used the net proceeds from these sales (approximately $221,303 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

On August 12, 2009, we issued $300,000 of 7.875% senior notes due 2014 in a public offering.  Net proceeds from this offering ($294,861 after underwriting and other offering expenses) were used to repay a portion of the borrowings outstanding under our revolving credit facility.

On August 14, 2009, we sold 8,000,000 of our common shares at a price of $17.25 per share in a public offering. On August 26, 2009, we sold 1,200,000 of our common shares at a price of $17.25 per share pursuant to an overallotment option granted to the underwriters.  We used the net proceeds from these sales (approximately $151,655 after underwriting and other offering expenses) to repay all borrowings outstanding under our revolving credit facility and for general business purposes.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

revolving credit facility is October 24, 2010, and we have the option to extend the facility for one additional year upon payment of a fee, provided certain conditions are met. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium. Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of September 30, 2009, we had no outstanding borrowings under our revolving credit facility.

At September 30, 2009, we had $52,002 of cash and cash equivalents and $750,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) as of September 30, 2009 were as follows: $50,000 in 2010, $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $264,750 in 2027. Our $264,750 of 3.8% convertible senior notes due in 2027 are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of September 30, 2009, we had one mortgage note with a current principal balance of $3,496 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

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

Although recent capital market conditions have improved, the availability and cost of credit may continue to be volatile. While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  If current market conditions worsen, one or more lenders under our revolving credit facility may be unable or unwilling to fund advances which we request or we may be unable or unwilling to renew our credit facility and we may not be able to access additional capital.  Also, the current market conditions have led to materially increased credit spreads which, if they continue, may result in material increased interest costs when we refinance our debts.  These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

Debt Covenants

Our debt obligations at September 30, 2009, consist of our revolving credit facility, $2,207,579 of unsecured term debt and convertible notes and our $3,496 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2009, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Neither our indenture and its supplements nor our revolving credit facility agreement contains provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt ratings are used to determine the fees and interest rate we pay.  Accordingly, if our credit ratings are downgraded, our interest expense and related costs under our revolving credit facility would increase.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September 30, 2009, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host Hotels & Resorts Inc., or Host, Crestline, Hyatt, and Carlson Hotels Worldwide, or Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of September 30, 2009, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, average daily rate, or ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Crestline.	Subsidiary of Host Subleased to Subsidiary of Crestline.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$593,693	$213,360	$427,544	$274,222	$90,078	$436,708	$589,405

Security Deposit (000s):	$50,540	$17,220	$31,401 (2)	$22,734 (3)	—	$36,872 (4)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (5):	3 for 12 years each.	(6)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (7):	$59,231	$21,318	$44,200	$28,508	$9,350	$37,882	$50,000

Additional Return:	—	—	$711 (8)	—	—	—	$10,000 (8)

Percentage Return / Rent (9):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (10):
Year ended 12/31/08:	1.47x	1.13x	1.17x	1.15x	0.37x	1.13x	1.38x
Twelve months ended 9/30/09:	1.02x	0.84x	0.82x	0.81x	-0.02x	0.82x	0.88x
Three months ended 9/30/09:	0.93x	0.86x	0.76x	0.54x	-0.27x	0.82x	0.75x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(2)

The original amount of this security deposit was $36,204. As of September 30, 2009, we have applied $4,802 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement. An additional $1,451 was applied in October 2009 to cover additional deficiencies in the minimum rent. As of November 9, 2009, the balance of this security deposit is $29,951.

(3)

The original amount of this security deposit was $28,508. As of September 30, 2009, we have applied $5,775 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement. An additional $1,631 was applied in October 2009 to cover additional deficiencies in the minimum rent and late charges. As of November 9, 2009, the balance of this security deposit is $21,103.

(4)	In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(5)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(6)

In November of 2008, we were notified by this tenant that it will not exercise its renewal option at the end of the current lease term. Upon expiration of the agreement, we expect to lease these hotels to one of our TRSs and the hotel brands and management agreement with Marriott are currently not expected to change.

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

HOSPITALITY PROPERTIES TRUST

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	Hyatt PlaceTM / AmeriSuites®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14	10	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,725	2,096	— (1)	—	42,881 (1)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (2):	$512,373	$245,186	$301,942	$202,251	$1,838,076	$705,506	$6,430,344

Security Deposit (000s):	$36,872 (3)	$36,872 (3)	—	—	—	—	$158,767

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (5):	$44,258	$21,542	$22,037	$12,920	$164,033 (6)(7)	$66,177 (6)	$581,456

Additional Return:	$3,458 (8)	$1,750 (8)	50% of cash flow in excess of minimum return. (9)	50% of cash flow in excess of minimum return. (9)	—	—	$15,919
Percentage Return / Rent (10):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (11)(12):
Year ended 12/31/08:	1.23x	1.02x	1.07x	1.42x	1.43x	1.51x	0.37x – 1.51x
Twelve months ended 9/30/09:	0.80x	0.51x	0.80x	0.81x	1.30x	1.29x	-0.02x – 1.30x
Three months ended 9/30/09:	0.69x	0.31x	0.82x	0.77x	1.33x	1.07x	-0.27x – 1.33x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

(1)	Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(2)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(3)	In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(4)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(5)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(6)

Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent under the two leases for the period from July 1, 2008 until December 31, 2010. For the nine months ended September 30, 2009, TA deferred $45,000 in rents. TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral.

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

		No. of
	No. of	Rooms	Third Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2009	2008	Change	2009	2008	Change
ADR
InterContinental (no. 1)	31	3,844	$99.84	$114.60	-12.9%	$103.16	$114.88	-10.2%
InterContinental (no. 2)	76	9,220	60.63	71.31	-15.0%	63.85	71.98	-11.3%
InterContinental (no. 3)	14	4,139	115.75	140.16	-17.4%	123.02	145.49	-15.4%
InterContinental (no. 4)	10	2,937	85.96	106.90	-19.6%	93.39	110.82	-15.7%
Marriott (no. 1)	53	7,610	103.50	119.91	-13.7%	109.25	124.51	-12.3%
Marriott (no. 2)	18	2,178	103.61	120.38	-13.9%	105.75	121.13	-12.7%
Marriott (no. 3)	34	5,020	97.73	109.46	-10.7%	100.67	110.75	-9.1%
Marriott (no. 4)	19	2,756	95.96	111.49	-13.9%	104.29	120.00	-13.1%
Marriott (no. 5)	1	356	202.67	230.85	-12.2%	204.09	230.30	-11.4%
Hyatt	22	2,725	85.86	101.33	-15.3%	91.15	104.20	-12.5%
Carlson	11	2,096	84.72	102.89	-17.7%	88.15	105.23	-16.2%
Total/Average	289	42,881	$91.43	$107.04	-14.6%	$96.31	$109.81	-12.3%

OCCUPANCY
InterContinental (no. 1)	31	3,844	75.4%	78.7%	-3.3 Pts	70.3%	76.1%	-5.8 Pts
InterContinental (no. 2)	76	9,220	66.4%	76.2%	-9.8 Pts	63.9%	74.0%	-10.1 Pts
InterContinental (no. 3)	14	4,139	76.3%	77.7%	-1.4 Pts	72.4%	77.2%	-4.8 Pts
InterContinental (no. 4)	10	2,937	65.6%	71.7%	-6.1 Pts	63.1%	71.4%	-8.3 Pts
Marriott (no. 1)	53	7,610	63.4%	72.2%	-8.8 Pts	59.6%	68.6%	-9.0 Pts
Marriott (no. 2)	18	2,178	76.3%	80.2%	-3.9 Pts	70.1%	74.0%	-3.9 Pts
Marriott (no. 3)	34	5,020	67.9%	77.2%	-9.3 Pts	63.8%	73.8%	-10.0 Pts
Marriott (no. 4)	19	2,756	64.1%	70.6%	-6.5 Pts	63.4%	72.0%	-8.6 Pts
Marriott (no. 5)	1	356	48.2%	82.3%	-34.1 Pts	63.3%	81.9%	-18.6 Pts
Hyatt	22	2,725	73.4%	70.0%	3.4 Pts	67.8%	69.6%	-1.8 Pts
Carlson	11	2,096	62.0%	67.9%	-5.9 Pts	58.0%	67.8%	-9.8 Pts
Total/Average	289	42,881	68.2%	74.8%	-6.6 Pts	64.8%	72.7%	-7.9 Pts

RevPAR
InterContinental (no. 1)	31	3,844	$75.28	$90.19	-16.5%	$72.52	$87.42	-17.0%
InterContinental (no. 2)	76	9,220	40.26	54.34	-25.9%	40.80	53.27	-23.4%
InterContinental (no. 3)	14	4,139	88.32	108.90	-18.9%	89.07	112.32	-20.7%
InterContinental (no. 4)	10	2,937	56.39	76.65	-26.4%	58.93	79.13	-25.5%
Marriott (no. 1)	53	7,610	65.62	86.58	-24.2%	65.11	85.41	-23.8%
Marriott (no. 2)	18	2,178	79.05	96.54	-18.1%	74.13	89.64	-17.3%
Marriott (no. 3)	34	5,020	66.36	84.50	-21.5%	64.23	81.73	-21.4%
Marriott (no. 4)	19	2,756	61.51	78.71	-21.9%	66.12	86.40	-23.5%
Marriott (no. 5)	1	356	97.69	189.99	-48.6%	129.19	188.62	-31.5%
Hyatt	22	2,725	63.02	70.93	-11.2%	61.80	72.52	-14.8%
Carlson	11	2,096	52.53	69.86	-24.8%	51.13	71.35	-28.3%
Total/Average	289	42,881	$62.36	$80.07	-22.1%	$62.41	$79.83	-21.8%

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

As of September 30, 2009, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity		Interest Payments Due
$50,000	9.125%	$4,563	2010		Semi-Annually
100,829	6.850%	6,907	2012		Semi-Annually
287,000	6.750%	19,373	2013		Semi-Annually
300,000	7.875%	23,625	2014		Semi-Annually
280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
264,750	3.800%	10,061	2027	(1)	Semi-Annually
$2,207,579		$136,529

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $13,653. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $64,422.  Change in the trading price of our common shares may also affect the fair value of our $264,750 of convertible senior notes.

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

At September 30, 2009, we had one mortgage note secured by one hotel, with a principal balance of $3,496 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires monthly principal and interest payments of $32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year upon payment of a fee, provided certain conditions are met. At September 30, 2009, we had no outstanding borrowings and $750,000 available to draw under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases in the outstanding amount under our revolving credit facility.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR EXPECTATION THAT OUR DISTRIBUTIONS TO OUR COMMON SHAREHOLDERS IN 2009 WILL BE EQUAL TO THE MINIMUM AMOUNT REQUIRED FOR US TO REMAIN A REIT FOR FEDERAL TAX PURPOSES;

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

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, AND RMR AND THEIR AFFILIATES;

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS;

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE: AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO-CALLED PANDEMICS OR OTHER MAN MADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

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

•                  WE ARE CURRENTLY INVESTIGATING VARIOUS TAX PLANNING STRATEGIES WHICH MAY IMPACT THE AMOUNT OF ADDITIONAL COMMON SHARE DISTRIBUTIONS, IF ANY, WE WILL PAY FOR THE 2009 TAXABLE YEAR IN ORDER TO REMAIN A REIT AND TO AVOID PAYING FEDERAL TAX ON OUR 2009 INCOME.  WE ARE INVESTIGATING THE POSSIBILITY OF CLAIMING CERTAIN ACCELERATED DEPRECIATION FOR TAX PURPOSES.  ALSO, RECENT INTERNAL REVENUE SERVICE ACTIONS, SUCH AS THE POSSIBILITY TO DEFER CANCELLATION OF DEBT INCOME REALIZED IN 2009 AND THE ANNOUNCEMENT WHICH PERMITS REIT QUALIFYING DIVIDENDS TO BE PAID UP TO 90% IN SHARES FOR THE 2009 TAX YEAR, MAY PERMIT US TO RETAIN OUR REIT STATUS AND REDUCE OR ELIMINATE OUR NEED TO PAY ADDITIONAL DISTRIBUTIONS RELATED TO THE 2009 TAXABLE YEAR.

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  THE CURRENT U.S. ECONOMIC SLOWDOWN AND DECLINE IN TRUCKING ACTIVITY MAY CONTINUE FOR LONGER THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE THE DEMAND FOR GOODS AND SERVICES SOLD BY TA AND ADVERSELY IMPACT TA’S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

•                  THE OUTBREAK OF H1N1 FLU IN THE UNITED STATES MAY CAUSE TRAVEL TO FURTHER DECLINE AND ANY SUCH DECLINE MAY ADVERSELY IMPACT THE FINANCIAL RESULTS AT OUR HOTELS AND THE ABILITY OF OUR HOTEL TENANTS AND HOTEL OPERATORS TO MAKE REQUIRED PAYMENTS TO US;

•                  THE DESCRIPTION OF OUR ARRANGEMENT WITH TA AS A DEFERRAL AGREEMENT MAY IMPLY THAT RENT AMOUNTS WHICH ARE NOT PAID WILL BE LATER PAID.  IN FACT, TA HAS A SHORT HISTORY OF OPERATIONS AND TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE CURRENT ECONOMIC SLOWDOWN IN THE U.S. CONTINUES FOR AN EXTENDED PERIOD OR WORSENS, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE DEFERRED RENTS DUE TO US;

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

•                  FUEL CONSERVATION EFFORTS, AN EXTENDED PERIOD OF LIMITED ACTIVITY IN THE HOUSING DEVELOPMENT INDUSTRY OR A SIGNIFICANT AND PROLONGED DECLINE IN THE IMPORT INTO THE U.S. OF CONSUMER GOODS MAY EACH AFFECT THE DEMAND FOR TA’S GOODS AND SERVICES AND TA’S ABILITY TO PAY RENTS TO US, INCLUDING DEFERRED AMOUNTS DUE TO US; AND

•                  OUR PARTICIPATION IN THE INSURANCE BUSINESS WITH RMR AND ITS AFFILIATES INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS WHICH COULD LEAVE US UNDERINSURED AND INCREASE OUR FUNDING EXPOSURE FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT.

THESE RESULTS COULD OCCUR FOR MANY DIFFERENT REASONS, SOME OF WHICH, SUCH AS NATURAL DISASTERS, PANDEMICS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE LARGELY BEYOND OUR CONTROL.

OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMNTS ARE DESCRIBED MORE FULLY UNDER ITEM 1A. “RISK FACTORS” HEREIN AND OUR 2008 ANNUAL REPORT AND IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31 AND JUNE 30, 2009.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

OUR AMENDED AND RESTATED DECLARATION OF TRUST, DATED AUGUST 21, 1995, AS AMENDED AND SUPPLEMENTED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

PART II         Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described in Item 1A. “Risk Factors” Part I of the 2008 Annual Report, in Item 1A of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009 and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2008 Annual Report, our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009 or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2008 Annual Report, in our March 31 and June 30, 2009 Quarterly Reports on Form 10-Q and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us

During the nine months ended September 30, 2009, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and Crestline.

During the nine months ended September 30, 2009, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million (which we have historically referred to as our Marriott No. 4 contract) were $4.8 million and $5.8 million, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between September 30, 2009 and November 9, 2009, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1.5 million and $1.6 million, respectively, and we applied the security deposits we hold to cover these amounts.  At November 9, 2009, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $30.0 million and $21.1 million, respectively.

Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.  When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2009, pursuant to our incentive share award plan, we granted our officers and certain employees of RMR, our manager, an aggregate of 52,700 common shares of beneficial interest, par value $0.01 per share, valued at $20.67 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 5.  Other Items

On November 6, 2009, our board approved amended and restated bylaws of HPT.  Those amended and restated bylaws clarify the existing bylaw provisions imposing liability on shareholders for, and obligating a shareholder to indemnify us and hold us harmless from and against all costs, expenses, penalties, fines or other amounts arising from the shareholder’s breach of any provision of our declaration of trust or bylaws and other conforming and clarifying changes, and include arbitration provisions for the resolution of certain disputes, claims and controversies.

Section 15.2 of our amended and restated bylaws now expressly provides that matters for which a shareholder is liable to and obligated to indemnify and hold us harmless include any breach or failure to fully comply with any covenant, condition or provision of our declaration of trust or bylaws, including the advance notice provisions pertaining to shareholder nominations and other proposals, and applies to derivative actions brought against us in which the shareholder is not the prevailing party.  Our amended and restated bylaws also include a new Article XVI, which provides that actions brought against us or any trustee, officer, manager (including RMR or its successor), agent or employee of us, by a shareholder, including derivative and class actions, shall, on the demand of any party to such dispute, be resolved through binding arbitration in accordance with the procedures set forth in our amended and restated bylaws.

The foregoing description of our amended and restated bylaws is not complete and is subject to and qualified in its entirety by reference to the amended and restated bylaws, a copy of which is attached as Exhibit 3.1, and which amended and restated bylaws are incorporated herein by reference.  In addition, a marked copy of our amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.2.

Item 6.  Exhibits

3.1                                 Amended and Restated Bylaws, as amended and restated as of November 6, 2009. (Filed herewith)

3.2                                 Amended and Restated Bylaws, as amended and restated as of November 6, 2009 (Marked). (Filed herewith)

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
Dated: November 9, 2009

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 9, 2009