Form 10-K
period 2009-12-31
HOSPITALITY PROPERTIES TRUST
filed 2010-02-24
CIK 945394

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $1.3 billion based on the $11.89 closing price per common share on the New York Stock Exchange on June 30, 2009. For purposes of this calculation, an aggregate of 427,533 common shares of beneficial interest $0.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 23, 2010: 123,380,335.

          References in this Annual Report on Form 10-K to the "Company," "HPT," "we," "us" or "our" include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for the Annual Meeting of Shareholders to be held on April 15, 2010, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT OF FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE", OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR MANAGERS' OR TENANTS' ABILITY TO PAY RETURNS OR RENT TO US, INCLUDING THE ABILITY OF MARRIOTT AND CRESTLINE TO PAY THE FULL AMOUNT OF MINIMUM RETURNS OR RENTS DUE TO US IN THE FUTURE AND OUR ABILITY TO APPLY A PORTION OF MARRIOTT'S AND CRESTLINE'S SECURITY DEPOSITS WHICH WE HOLD TO COVER ANY SHORTFALLS;

  •
  OUR ABILITY TO PAY DISTRIBUTIONS IN THE FUTURE AND THE AMOUNT OF ANY SUCH DISTRIBUTIONS;

  •
  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

  •
  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES;

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY;

  •
  OUR ABILITY TO RENEW OR REFINANCE OUR REVOLVING CREDIT FACILITY;

  •
  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL;

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT;

  •
  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY INVESTING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS, INCLUDING THE RECENT CHANGES IN THE CAPITAL MARKETS, ON US AND OUR TENANTS;

i

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TRAVELCENTERS OF AMERICA LLC, OR TA, AND RMR, AND ITS RELATED ENTITIES AND CLIENTS;

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES;

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS;

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE; AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO-CALLED PANDEMICS OR OTHER MAN MADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS. OUR ASSUMPTIONS ABOUT CONTINUING PAYMENTS FROM OUR TENANTS AND MANAGERS MAY PROVE INACCURATE, AND OUR TENANTS AND MANAGERS MAY NOT PAY ALL OF THE AMOUNTS DUE TO US. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY;

  •
  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY; AND IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY SUFFER AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

  •
  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

  •
  THE CURRENT DEPRESSED LEVELS OF U.S. TRUCKING ACTIVITY MAY CONTINUE FOR LONGER OR BECOME WORSE THAN WE NOW ANTICIPATE. SUCH CIRCUMSTANCES MAY FURTHER REDUCE THE DEMAND FOR GOODS AND SERVICES SOLD BY TA, OUR TRAVEL CENTERS TENANT, AND FURTHER REDUCE TA'S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

  •
  CONTINUED DEPRESSED HOTEL OPERATING RESULTS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED;

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

  •
  TA MAY BE OR BECOME UNABLE TO PROPERLY MANAGE ITS BUSINESS TO PRODUCE ADEQUATE CASH FLOWS TO PAY ITS OBLIGATIONS TO US;

  •
  THE DESCRIPTION OF OUR ARRANGEMENT WITH TA AS A DEFERRAL AGREEMENT MAY IMPLY THAT RENT AMOUNTS WHICH ARE NOT PAID WILL BE LATER PAID. IN FACT, SINCE ITS FORMATION TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE U.S. ECONOMY DOES NOT IMPROVE FROM CURRENT LEVELS OF COMMERCIAL ACTIVITY IN A REASONABLE TIME PERIOD, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE DEFERRED RENTS DUE TO US;

  •
  THE MARRIOTT AND CRESTLINE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES. ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITY, WE DO NOT RECEIVE ANY CASH PAYMENT. BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT'S OR CRESTLINE'S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

  •
  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT;

  •
  AN OUTBREAK OF INFECTIOUS DISEASES IN THE UNITED STATES MAY CAUSE TRAVEL TO DECLINE AND ANY SUCH DECLINE MAY ADVERSELY IMPACT THE FINANCIAL RESULTS AT OUR HOTELS AND THE ABILITY OF OUR HOTEL TENANTS AND HOTEL OPERATORS TO MAKE REQUIRED PAYMENTS TO US;

  •
  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES; AND

  •
  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS REPORT UNDER "ITEM 1A. RISK FACTORS".

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS' OR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

        THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING HOSPITALITY PROPERTIES TRUST, DATED AUGUST 21, 1995, AS AMENDED AND SUPPLEMENTED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF HOSPITALITY PROPERTIES TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HOSPITALITY PROPERTIES TRUST
2009 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our definitive Proxy Statement as filed with the SEC.

v

PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2009, we owned 289 hotels with 42,880 rooms or suites, and 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 964-8389.

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

HOTEL PROPERTIES

        As of December 31, 2009, our hotels are operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, Crowne Plaza Hotels & Resorts®, Hyatt Place®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, or Park Plaza® Hotels & Resorts.

        Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. A typical Courtyard by Marriott® hotel has 80-150 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. These hotels generally have a market offering 24 hour snacks & beverages, a restaurant, lounge, meeting rooms, business services, a fitness center, guest laundry and a pool. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except that restaurants may be open only for breakfast or serve limited menus, room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2009, 858 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We believe that the Courtyard by Marriott® brand is a leading brand in the upscale, select service segment of the United States hotel industry. We have invested a total of $856 million in 71 Courtyard by Marriott® hotels with a total of 10,281 rooms.

        Candlewood Suites® hotels are mid priced extended stay hotels which offer studio and one bedroom suites designed for business and leisure travelers expecting to stay five or more nights. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work area and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner, television, combination videocassette and DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and free local calls. Most Candlewood Suites® suites contain a king size bed. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments 24 hours a day.

According to InterContinental Hotels Group PLC, or InterContintental, the owner of the Candlewood Suites® brand, there were 254 Candlewood Suites® hotels open and operating in the United States and internationally as of December 2009. We have invested $589 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

        Staybridge Suites® are upscale extended stay hotels generally offer residential style studio and one or two bedroom suites for business, governmental, relocations and family travelers. Each suite typically offers a fully equipped kitchen and a work area with an oversized desk, multi-feature telephones, an ergonomically designed chair and high speed internet access. Other amenities usually include a free breakfast buffet, evening receptions, an on site convenience store, complimentary guest laundry, fitness center and 24 hour business center. According to InterContinental, the owner of the Staybridge Suites® brand, there were 182 Staybridge Suites® hotels open and operating in the United States and internationally as of December 2009. We have invested a total of $478 million in 35 Staybridge Suites® hotels with a total of 4,338 suites.

        Residence Inn by Marriott® hotels are designed to provide business, governmental and family travelers with all the comforts of home while on long-term trips. Residence Inn by Marriott® hotels generally have between 80 and 130 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2009, 608 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We believe that the Residence Inn by Marriott® brand is a leading brand in the extended stay segment of the United States hotel industry. We have invested a total of $460 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

        Crowne Plaza Hotels & Resorts® is InterContinental's upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® have a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 295 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. With its wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities, Crowne Plaza Hotels & Resorts® attempts to exceed guest expectations by providing "the right room, the right technology and the right service". According to InterContinental, there were 366 Crowne Plaza Hotels & Resorts® open and operating worldwide as of December 2009. We have invested a total of $381 million in 12 Crowne Plaza Hotels & Resorts® with a total of 4,406 rooms.

        Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well designed, high tech and contemporary environment. Our Hyatt Place hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi internet and a media center with a 42 inch high definition plasma television. A signature feature of Hyatt Place is the Gallery, where guests can enjoy complimentary continental breakfast and access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Hyatt Place® guests include individual and small group business travelers, as well as families. Hyatt Place® properties are well suited to serve small corporate/executive meetings. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, there were 145 Hyatt Place® hotels open and operating in the United States as of December 2009. We have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

        InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver favorable guest experiences. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, there were 166 InterContinental Hotels & Resorts® hotels open worldwide as of December 2009. We have invested a total of $300 million in five InterContinental Hotels & Resorts® with a total of 1,479 rooms.

        Marriott Hotels and Resorts® are renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. The guest rooms offer luxury linens, a "smart workspace" with an ergonomic chair and multi-feature telephones. Our Marriott Hotels and Resorts® have between 20,000 to 29,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, there were 545 Marriott Hotels and Resorts® open worldwide as of December 2009. We have invested $160 million in three Marriott Hotels and Resorts® with a total of 1,349 guest rooms.

        Radisson® Hotels & Resorts is a leading full service hotel brand. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 rooms. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre-arrival online check in system. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, there were 422 Radisson® Hotels & Resorts open and operating worldwide as of December 2009. We have invested a total of $116 million in five Radisson® Hotels & Resorts with a total of 1,134 rooms.

        TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the new in-room HomeOffice™ Suite. Other amenities offered typically include voice mail, free high speed internet access, guest laundry facilities, 24 hour staffing, late night snack and beverage offerings and a fitness center. According to Marriott, there were 184 TownePlace Suites by Marriott® open worldwide as of December 2009. We have invested $104 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

        Country Inns & Suites by Carlson® is a mid-priced select service lodging chain catering to both business and leisure travel. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include large desks, free breakfast, weekday morning paper and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, fax and copy service, coin-op laundry service and a restaurant and lounge. According to Carlson, there were 494 Country Inns & Suites by Carlson® open and operating worldwide as of December 2009. We have invested a total of $75 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

        Holiday Inn Hotels & Resorts® offers business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a reasonable price. Our one Holiday Inn Hotel® and our two Holiday Inn Select® hotels contain between 190 and 264 rooms. Amenities and services generally available at these hotels include a large work desk, phone with voicemail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee and tea service and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, there were 1,319 Holiday Inn Hotels® open and operating worldwide as of December 2009. We have invested a total of $36 million in three Holiday Inn Hotels® with a total of 697 rooms.

        SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary hot breakfast buffet, complimentary newspaper, two phone lines, free high speed internet access and voice mail, guest laundry, lobby computer, access to a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, there were 256 SpringHill Suites by Marriott® open as of December 2009. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

        Park Plaza® Hotels & Resorts is in the mid priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well appointed guest rooms with large desks, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resort generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotel & Resort hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, there were 35 Park Plaza® Hotels & Resorts open and operating as of December 2009. At December 31, 2009, we had invested a total of $11 million in one Park Plaza® Hotel & Resort with a total of 209 rooms.

        The following table is the detail of the Chain Scale and Service Level of our hotels as categorized by Smith Travel Research.

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	5	—	—	5
Upper Upscale	3	—	—	3
Upscale	17	95	72	184
Midscale—With Food & Beverage	4	—	—	4
Midscale—Without Food & Beverage	5	—	88	93

Totals	34	95	160	289

TRAVEL CENTER PROPERTIES

        As of December 31, 2009, we owned 185 travel centers; 145 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 40 are operated under the Petro Stopping Centers®, or Petro® brand name.

        Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. The typical travel center generally contains: over 23 acres of land with parking for 190 tractor trailers and 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; a travel and convenience store; and a game room, lounge, private showers and other amenities for professional truck drivers and motorists. In addition, some of our travel centers include a hotel.

        The physical layout of our travel centers varies from property to property. Many of our Travel Centers of America® and TA® properties have one building with separate service areas, while many of our Petro® branded properties have several separate buildings. According to TA, there were 166 TA® and 67 Petro® sites open and operating in the U.S. and Canada as of December 31, 2009. As of December 31, 2009, we have invested $1.8 billion in 145 TA® branded properties and $706 million in 40 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

        As of December 31, 2009, 288 of our hotels are included in one of ten portfolio agreements; 197 hotels are leased to our taxable REIT subsidiaries, or TRSs, and managed by independent hotel operating companies, and 92 hotels are leased to third parties. One hotel is not included in a portfolio and is leased to a third party. Our 185 travel centers are leased under two portfolio agreements. The principal features of the management agreements and leases for our 474 properties are as follows:

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

  •
  Long Terms.  Our management agreements and leases are generally entered for initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) is 13.3 years as of December 31, 2009.

  •
  Pooled Agreements.  All but one of our properties is part of a portfolio combination. The manager's or tenant's obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest combination includes 10 hotels in which we have invested $245 million; the largest portfolio combination includes 145 travel centers in which we have invested $1.8 billion.

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

  •
  Security Features.  Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager's or tenant's parent company. As of December 31, 2009, eight of our 12 combination agreements and our one stand alone property, a total of 350 properties, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees. These properties represent 77% of our total investments, at cost, at December 31, 2009.

        Our lease with a subsidiary of Host Hotels & Resorts Inc., or Host, for 18 Residence Inn hotels has a current expiration date of December 31, 2010. We received notice in November 2008 that our tenant has determined not to renew this agreement. Upon expiration of the agreement, we expect to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreement with Marriott.

INVESTMENT AND OPERATING POLICIES

        Generally, we provide capital to owners and operators in hospitality related industries who wish to expand their businesses or divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels' businesses. Our agreements with our operators and tenants are designed with the expectation that, over their terms, net operating income from our properties will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in finding high quality investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

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

        In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-ventures or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2009, we owned no convertible mortgages or joint venture interests.

        We may not achieve some or all of our investment objectives.

        Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. As described elsewhere in this Annual Report on Form 10-K, tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by a third party. As of December 31, 2009, 197 of our hotels are leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

        Whenever we purchase an individual property or a small number of properties, we attempt to arrange for these properties to be added to agreements covering, and operated in combination with, properties we already own.

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

FINANCING POLICIES

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility and our unsecured term debt and convertible notes indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is between 40% and 50% of our total capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization accordingly.

        Our current revolving credit facility matures in October 2010, and, subject to certain conditions, we have an option to extend the facility an additional year by paying a fee. We continue to monitor market conditions for comparable revolving credit facilities, and at this time our Board of Trustees has not made a decision to either pursue a new or amended revolving credit facility or exercise the one year extension option. Our Board of Trustees may also determine to seek additional capital through equity offerings, interim or long term debt financings or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. Only one of our properties is encumbered by a mortgage. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at 400 Centre Street, Newton, Massachusetts 02458, and its telephone number is (617) 332-3990. RMR also acts as the manager to Government Properties Income Trust, or GOV, HRPT Properties Trust, or HRPT, and Senior Housing Properties Trust, or SNH, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, and TravelCenters of America LLC, or TA. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Ethan S. Bornstein, Mark L. Kleifges and John G. Murray are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 24, 2010, RMR had approximately 600 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental damages. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Under the terms of our management agreements and leases, our tenants and operators have agreed to indemnify us from all environmental liabilities arising during the term of the agreements. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and operators may not have sufficient resources to pay environmental liabilities.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us.

        Internet Website.    Our internet website address is www.hptreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and none of the information on our website is incorporated by reference into this Annual Report on Form 10-K.

        Segment Information.    As of December 31, 2009, we have two operating segments, hotel real estate investments and travel center real estate investments. See our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

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

        The Internal Revenue Code of 1986, as amended, or the IRC, sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

        If a shareholder actually or constructively owns none or a small percentage of our common shares, and such shareholder surrenders its preferred shares to us to be repurchased for cash only, then the repurchase of the preferred shares is likely to qualify for sale or exchange treatment because the repurchase would not be "essentially equivalent to a dividend" as defined by the IRC. More specifically, a cash repurchase of preferred shares will be treated under Section 302 of the IRC as a distribution, and hence taxable as a dividend to the extent of our allocable current or accumulated earnings and profits, as discussed above, unless the repurchase satisfies one of the tests set forth in Section 302(b) of the IRC and is therefore treated as a sale or exchange of the repurchased shares. The repurchase will be treated as a sale or exchange if it (1) is "substantially disproportionate" with respect to the surrendering shareholder's ownership in us, (2) results in a "complete termination" of the surrendering shareholder's common and preferred share interest in us, or (3) is "not essentially equivalent to a dividend" with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account our common and preferred shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as our common and preferred shares actually owned by such shareholder. In addition, if a repurchase is treated as a distribution under the preceding tests, then a shareholder's tax basis in the repurchased preferred shares generally will be transferred to the shareholder's remaining shares of our common or preferred shares, if any, and if such shareholder owns no other shares of our common or preferred shares, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that the preferred shares are repurchased, we encourage you to consult your own tax advisor to determine your particular tax treatment.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2009 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of TRSs as discussed below, Section 856 (i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the TRSs discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

        In addition, a corporation other than a REIT in which a TRS directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary's TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

        Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, TRSs can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below.

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

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after December 31, 2004 to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30,

    2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, gains from the sale or disposition of stock, securities, or real property or, for financial instruments entered into during our 2004 or earlier taxable years, certain payments under interest rate swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments.

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

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect; and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year.

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our TRS or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  Our stock and securities in a TRS are exempted from the preceding 10% and 5% asset tests. However, no more than 25% (for our 2008 taxable year and earlier, 20%) of our total assets may be represented by stock or securities of TRSs.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Our Relationship with TA.    On January 31, 2007, we spun off all the then outstanding TA common shares. Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters and its subsidiaries for the periods ending on or before the distribution date. Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value. On August 11, 2008, we entered into a rent deferral agreement with TA under which TA has the option to defer certain monthly rent payments from July 1, 2008 through December 31, 2010. In exchange, TA issued shares to us then equal to 9.6% of its outstanding shares (8.9% as of December 31, 2009), determined after this new issuance. In the event TA chooses not to defer the full permitted amount of its monthly rent payments, the pro rata amount of TA shares issued to us may be repurchased by TA for nominal consideration. Our lease with TA, TA's limited liability company operating agreement, the transaction agreement governing the spin off, and the rent deferral agreement collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

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

        Pursuant to Revenue Procedure 2010-12 and for taxable years ending on or before December 31, 2011, the IRS has indicated that it will respect certain distributions from a publicly traded REIT paid partly in cash and partly in stock as distributions that count toward the REIT's annual distribution requirements. Under Revenue Procedure 2010-12, a publicly traded REIT may pay a distribution partly in shares if each shareholder is permitted to elect to receive his or her distribution in either shares or cash, provided that: (a) the amount of cash that is set aside to be distributed, or cash limitation, is not less than 10% of the total distribution; and (b) if the aggregate amount of cash that shareholders elect to receive exceeds the cash limitation, the full amount of the allocated cash will be distributed pro rata to each shareholder electing to receive cash, such amount being at least 10% of each such shareholder's total distribution. Accordingly, if we elect to pay a distribution to our common shareholders partly in cash and partly in shares with a cash election feature in accordance with this Revenue Procedure 2010-12, then the total distribution will include both the stock component and the cash component, and your tax liability with respect to that distribution may exceed the amount of cash that you receive.

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

        Under Section 108(i) of the IRC, we may elect to defer recognition of income from the 2009 or 2010 discharge of indebtedness arising from our repurchase and retirement of our outstanding debt. To the extent we make such an election, we will recognize the deferred income ratably over a five-year period commencing in 2014, subject to possible acceleration upon the occurrence of certain events. As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our recognition of taxable income pursuant to the election. Once made, an election under Section 108(i) of the IRC is irrevocable. Pursuant to this provision, we expect to defer approximately $64.1 million of taxable income arising from our repurchase and retirement of certain of our outstanding debt in 2009, and we do not anticipate that any portion of this deferred amount will be accelerated to a period prior to the five-year period commencing in 2014.

Acquisition of C Corporations

        In 2005 we purchased a hotel in Puerto Rico. In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset. Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation have been treated as ours for purposes of the various REIT qualification tests described above. In our acquisitions of the stock of C corporations, we are generally treated as the successor to the acquired corporation's federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits. However, because we made an election under Section 338(g) of the IRC in respect of this acquired Puerto Rican corporation, we did not succeed to its earnings and profits, nor do we have any built-in gain in this former C corporation's assets.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the applicable ten year period could be subject to tax under these rules. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

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

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year are eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2010).

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

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

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

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

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

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The U.S. Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

        Each class of our shares (that is, our common shares and any class of preferred shares that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares and our preferred shares are and will remain widely held, and we expect the same to be true of any additional class of preferred shares that we may issue, but we can give no assurances in this regard.

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

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Business

Financial markets are still recovering from a period of disruption and recession, which has adversely impacted our tenants and operators and may jeopardize their abilities to pay our rents and returns.

        The financial markets are still recovering from a recession, which created volatile market conditions, resulted in a decrease in availability of business credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets showed signs of stabilizing in 2009, we do not know if or when the economy will fully recover to pre-recession levels.

        Our properties are operated in two segments of the economy which have been severely impacted by the economic recession. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. In 2008 and 2009, the U.S. hotel industry experienced declines in occupancy, revenues and profitability. These declines reflect reduced business and leisure travel resulting from reduced business and consumer spending during the current downturn. Our travel centers primarily provide goods and services to the trucking industry; the slowdown in the construction industry and reduced consumer spending is materially and adversely impacting the trucking industry which provides customers to our travel centers. The steady increase in global trade has historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade is being seriously and negatively impacted during the current downturn and its slowing is adversely affecting business at our travel centers. If the present general economic conditions continue for an extended time or if the present conditions worsen, our tenants and operators may be unable to meet their financial obligations to us. If we do not receive our rents and returns from our tenants and operators, our income and cash flows will decline, we may be unable to pay distributions to shareholders and the market value of our shares will likely decline.

A majority of our rents and returns are guaranteed by the parent companies of our tenants and operators, but these guarantees may not ensure that payments due to us will be made.

        A large majority of our rents and returns are guaranteed by the parent entities of our tenants and operators. However, several of these guarantees are limited by dollar amounts; for example, our guarantee from InterContinental is limited to $125.0 million (of which $64.9 million remains available), our guaranty from Hyatt is limited to $50.0 million (of which $31.6 million remains available) and our guarantee from Carlson is limited to $40.0 million (of which $35.5 million remains available). If our properties continue to produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may be exhausted. Also, because the large majority of TA's business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guarantee obligations to us. The existence of parent companies guarantees for our tenants' and operators' obligations to us does not assure that these obligations will be paid.

Certain managers and tenants have failed to pay the full amounts due to us, and the security deposits applied to cover the shortages will not provide cash flow to us.

        We hold security deposits from certain of our tenants and operators. These security deposits are not escrowed and they will not provide us with cash flow to pay distributions or for other purposes.

        During the twelve months ended December 31, 2009, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and Crestline. During the twelve months ended December 31, 2009, the payments we received under our Marriott No. 3 contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million and under our Marriott No. 4 lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million were $9.2 million and $8.6 million, respectively, less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies. Also, during the period between December 31, 2009 and February 24, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $5.2 million and $2.4 million, respectively, and we applied the security deposits we hold to cover these amounts. At February 24, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $21.8 million and $17.5 million, respectively.

        Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults. When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we will record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts. To maintain our REIT status under the IRC, we are required to pay substantially all of our income as distributions to shareholders; however, our Board of Trustees historically has considered our cash flows as an important determinant of our distributions. Accordingly, if we use security deposits to satisfy our tenants' and operators' payment obligations to us we may not have sufficient cash flow to pay distributions or for other purposes.

We may be unable to access the capital necessary to repay debts, invest in our properties, fund acquisitions, or fund required distributions to remain a REIT.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. We believe we will be able to raise additional debt and equity capital at reasonable costs to refinance our debts at or prior to their maturities, to maintain our properties and to invest at yields that exceed our cost of capital. However, recently there has been a significant reduction in the amount of business capital available for real estate investments on a global basis. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies will fail.

        We have large amounts of debts which will need to be refinanced within the next three years; for example, our $750.0 million revolving credit facility will expire in 2010, or in 2011 assuming we exercise our one year extension option when this facility is currently scheduled to expire, and our $264.8 million of convertible bonds may be presented to us for redemption in 2012. At this time, it is unclear whether we will be able to refinance these debt maturities or the cost and other terms which we may incur to accomplish such refinancings. Although recent capital market conditions have improved, the availability and cost of credit continues to be volatile, and credit availability for companies in the hotel and hospitality industry remains limited. Moreover, if we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size, and we expect that, due to increased credit spreads in the current market conditions, the cost of borrowings under a renewed revolving credit facility would be materially higher than our current revolving credit facility. Nonpayment at maturity or other defaults on our revolving credit facility or any of our other debt will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to pay distributions and the market value of our shares will likely decline.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2009, we had $2.2 billion in debt outstanding, which was 42% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Financial difficulties at TA could continue or worsen.

        We lease all of our travel center properties, which constitute approximately 40% of our investments, to TA. TA's total revenues for the twelve months ended December 31, 2009 were $4.7 billion and its net loss from operations was $89.9 million. TA's fuel sales generate low margins; in the twelve months ended December 31, 2009, TA generated a gross profit of $229.9 million from fuel sales of $3.6 billion. TA's revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA's highway travel center facilities. The petroleum marketing industry has been, and continues to be, volatile and highly competitive. During the past few years, fuel prices have increased and become materially more volatile, and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA's profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased

TA's working capital requirements. Additionally, increased fuel costs may cause TA's customers to conserve fuel, resulting in less demand for products sold by TA. The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. In August 2008, we entered into a rent deferral agreement with TA, permitting TA to defer up to $5.0 million of rent per month until December 31, 2010. As of December 31, 2009, TA has deferred $90.0 million of rent under this agreement. Despite the fact that this is a deferral agreement (and not a rent forgiveness agreement), we have determined that, due to the uncertainties regarding TA's ability to perform its obligations under its leases, generally accepted accounting principles require us to reserve previously accrued straight line and deferred rents until circumstances change or these amounts are collected. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced, which could jeopardize TA's ability to pay rent, including deferred amounts due to us and to satisfy TA's other obligations to us.

        One of TA's major competitors filed for bankruptcy in late 2008. In 2009, this competitor announced a preliminary agreement to sell its travel centers to another of TA's major competitors. It is unclear what the impact of this will be on TA's competitive position or results of operations, but it could put at risk TA's ability to pay rent to us.

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

  •
  inflation, increased interest rates and borrowing expenses, higher energy costs, salaries and union labor costs, legal expenses, real estate taxes and other operating expenses at our hotel properties may reduce our margins or profits or our cash flow; and

  •
  changing travel patterns in the U.S., for instance as a reaction to higher airfares and ground travel costs arising from higher fuel prices or taxes or from shifting consumer preferences for travel destinations, which could affect the number of visitors seeking lodging at our hotel properties.

        These and other factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our shareholders.

Events beyond our control, including wars, terrorism, natural disasters or pandemics could significantly reduce the financial results experienced in the hotel industry generally and the financial performance of our hotels. If these or similar problems occur, persist or recur, our operating and financial results may be harmed by declines in average daily room rates and/or occupancy.

        The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels' occupancy and average daily rate, or ADR. Future acts of terrorism in the U.S. may adversely impact business and leisure travel patterns and, accordingly, our business. Moreover, hotels have themselves been targets of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. Outbreaks of contagious diseases, such as the recent H1N1 outbreak in the U.S., could cause travel to decline and have an adverse effect on the hotel industry in general. We cannot predict the extent to which additional terrorist attacks, acts of war, pandemics or similar events may occur in the future or the impact that such events would have on the hotel industry or on our properties in particular, or their impact on our operating results and financial condition.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers' and tenants' performances, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers or tenants manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our managers or tenants have in the past made and may in the future make decisions regarding competing properties that are not or would not be in our best interests.

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

        There are three principal ways that increasing interest rates may adversely affect us and the value of your investment in our shares:

  •
  Funds borrowed under our revolving credit facility bear interest at variable rates. As of December 31, 2009, we had no outstanding borrowings and $750.0 million available for drawing under our revolving credit facility. If interest rates increase, so will our interest costs on any borrowings we may have outstanding, which could adversely affect our cash flow and our ability to pay principal and interest on our debt, our cost to refinance existing debt when it becomes due and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of your shares may decline.

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

        We often have no control of the timing of litigation, which presents challenges to our strategic planning. For example, we are aware of a complaint originally filed in the Delaware Court of Chancery on February 1, 2008 which purports to be a derivative action against TA's directors, us and RMR. This complaint appears to allege that our lease of Petro® branded travel centers to TA is unfair to TA. The plaintiff has conceded that he was unable to effect service of process on us. We have demanded arbitration of the claims in this litigation which pertain to our lease as our lease provides. Although we do not currently expect this litigation or the arbitration to have a material adverse effect on us, we understand that rulings made in litigation can sometimes produce unexpected results and litigation can be expensive to conduct. Accordingly, we can not predict the final impact of this litigation or arbitration on us at this time.

We may be unable to provide the funding required for the refurbishment of our properties.

        Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties. We may have to invest more than expected in order to achieve and maintain the competitive position and future financial performance of our properties. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain these required standards, then the affected manager or tenant may terminate its management or lease agreement and hold us liable for damages.

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

        Our business strategy contemplates additional acquisitions. We cannot assure our investors that we will be able to consummate further acquisitions or that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Also, property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution.

We face competition for the acquisition of properties.

        We compete with pension funds, private equity investors, other REITs, owner operators and other businesses which are engaged in the acquisition of hospitality properties. Some of our competitors have greater financial resources and more experienced personnel than we have. These competitors may affect the supply/demand dynamics for hospitality properties and, accordingly, increase the price we must pay for properties we seek to acquire. Furthermore, owners of hospitality properties who offer them for sale may find our competitors to be more attractive buyers because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, recent constraints in the U.S. capital markets may affect our ability to raise capital for acquisitions.

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

  •
  the illiquid nature of real estate markets which limits our ability to purchase or sell our assets rapidly to respond to changing market conditions;

  •
  management agreements or leases which are not renewed at expiration and may be replaced with management agreements or leases with less favorable terms or relet at lower rents; and

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make capital expenditures to maintain our properties' values or due to contractual obligations or changes in governmental regulations, including the Americans with Disabilities Act.

Acquisition and ownership of real estate is subject to environmental and climate change risks, and compliance with environmental and climate change laws may be costly.

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

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, our continued qualification as a REIT depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe we have operated, and are operating, as a REIT in compliance with the IRC. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities would likely decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2010. Distributions paid by REITs, however, are generally not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

Risks Related to Our Relationship with RMR

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as making individual investment decisions for us. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of various companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other publicly traded REITs: HRPT, which primarily owns and operates office and industrial buildings and leased industrial land; GOV, which owns properties leased primarily to government tenants; and SNH, which primarily owns senior living properties and medical office buildings. RMR also provides management services to other public and private companies, including: Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals; and TA, our largest tenant. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us and TA create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our cash available for distribution per share, as defined in our business management agreement with RMR. We also pay RMR property management fees for the office building component of one of our properties which also includes a hotel, based in part upon the gross rents we collect from tenants and the cost of construction we incur. For more information, see "Item 1. Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Although we believe we benefit from our management by RMR, our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent shareholders from receiving a takeover premium or implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning more than 9.8% of any class or series of our outstanding shares. These provisions may assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

  •
  the division of our trustees into three classes, with the term of one class expiring each year, which could delay a change in our control;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business for a meeting of shareholders;

  •
  the two thirds shareholder vote required for removal of trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own.

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

        Our declaration of trust requires us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. We have similar obligations under individual indemnification agreements with each of our trustees and executive officers. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our declaration of trust or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with TA and RMR and shareholder litigation against us or our trustees and officers may be referred to arbitration proceedings.

        Our contracts with TA and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our trustees and officers may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against TA, RMR or our trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Such policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

Risks Related to Our Securities

We suspended distributions on our common shares in 2009, and there is no assurance that we will make distributions in the future. Our Board of Trustees has the discretion to change our distribution policy from time to time.

        Our ability to pay distributions may be adversely affected by the risks described herein, including the recent U.S. recession and constraints in the U.S. capital markets. In April 2009, our Board of Trustees determined to suspend the payment of regular quarterly distributions on common shares for the remainder of 2009. The suspension was the result of conditions in the capital markets, including the severe limitations on the availability of equity or debt capital to us to meet our obligations which are senior to the common shares, including our debt maturities in 2010 through 2012. We resumed making regular quarterly distributions in January 2010, but we can provide no assurances that we will continue to pay distributions on our shares in the future, as we continue to evaluate capital market conditions and our own earnings and other circumstances. To retain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income (excluding capital gains). Applicable federal income tax law permitted us to defer for tax purposes gains we realized in 2009 as a result of early extinguishment of debt and we may also defer any gains we may realize in 2010. Differences between our income for financial reporting purposes and for applicable federal income tax purposes may affect the determination of our required minimum common share distributions. Also, through 2011, IRS rulings have expanded the ability of REITs to pay distributions in shares. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        Our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our debt indenture. All our distributions will be made at the discretion of our Board of Trustees and the timing and amount of our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status, our ability to access capital and such other factors as our Board of Trustees may deem relevant from time to time.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and to our secured debt.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility; none of our subsidiaries guaranty our outstanding notes. In addition, as of December 31, 2009, one of our subsidiaries has $3.5 million of secured debt. Our outstanding notes are, and any notes we may issue will be, also effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

        Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. There is no assurance that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the hospitality industry generally.

We may not have the cash necessary to pay the principal return and any net amount upon the conversion of our convertible notes or to repurchase the convertible notes or other debt on specified dates or following certain change in control transactions.

        As of December 31, 2009, we had $264.8 million of convertible notes outstanding. Upon a conversion of notes in accordance with their terms, we will be required to pay the principal return of these notes in cash. Furthermore, there may be circumstances that prevent the issuance of our common shares for all or any portion of any net amount deliverable upon the conversion of notes, thereby requiring us to satisfy our net amount obligation in cash. Holders of notes also have the right to require us to repurchase the notes for cash on March 20, 2012, March 15, 2017 and March 15, 2022 or upon the occurrence of certain change in control transactions prior to March 20, 2012. Some of our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to pay the principal return and any such net cash amount or make the required repurchase of notes, as the case may be, in cash at the applicable time; and, in such circumstances, we may not be able to arrange the necessary financing on favorable terms. In addition, our ability to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, may be limited by law or the terms of other debt agreements or securities. Moreover, our failure to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, would constitute an event of default under the indenture governing the notes which, in turn, would constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and further restricting our ability to make such payments and repurchases. In certain change of control circumstances, our future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own at their principal amount plus accrued interest and a premium.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred stock are rated by Moody's Investors' Service and Standard & Poor's Ratings Services. The outlook for our ratings is currently viewed as "negative" by both of these agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2009, we owned 289 hotels and 185 travel centers. The following table summarizes certain information about our properties as of December 31, 2009 (dollars in thousands).

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
United States
Alabama	4	$34,458	$23,301	4	$52,649	$47,324	8	$87,107	$70,625
Arizona	14	157,496	108,342	6	124,489	113,295	20	281,985	221,637
Arkansas	—	—	—	4	83,676	66,206	4	83,676	66,206
California	34	604,306	466,533	9	143,479	136,234	43	747,785	602,767
Colorado	4	39,706	28,580	3	26,530	23,600	7	66,236	52,180
Connecticut	1	7,896	5,972	3	30,009	25,916	4	37,905	31,888
Delaware	1	15,454	10,498	—	—	—	1	15,454	10,498
Florida	12	170,961	126,742	7	120,003	112,346	19	290,964	239,088
Georgia	20	268,276	200,986	9	94,678	87,355	29	362,954	288,341
Hawaii	1	84,681	69,456	—	—	—	1	84,681	69,456
Idaho	—	—	—	1	13,977	12,992	1	13,977	12,992
Illinois	14	166,230	126,284	7	50,904	46,059	21	217,134	172,343
Indiana	3	37,126	27,058	7	48,074	43,521	10	85,200	70,579
Iowa	2	16,188	10,757	1	7,573	6,934	3	23,761	17,691
Kansas	4	30,487	22,214	—	—	—	4	30,487	22,214
Kentucky	1	5,173	3,598	3	38,947	35,106	4	44,120	38,704
Louisiana	1	29,088	21,520	6	93,587	85,370	7	122,675	106,890
Maryland	7	157,272	127,112	3	43,108	39,221	10	200,380	166,333
Massachusetts	13	165,393	120,315	—	—	—	13	165,393	120,315
Michigan	12	113,752	86,794	4	25,021	22,932	16	138,773	109,726
Minnesota	4	38,356	27,645	1	3,598	3,368	5	41,954	31,013
Mississippi	—	—	—	1	21,013	18,722	1	21,013	18,722
Missouri	6	92,367	56,419	5	47,362	42,373	11	139,729	98,792
Nebraska	1	6,605	4,347	3	34,475	30,294	4	41,080	34,641
Nevada	3	44,326	34,327	5	139,317	132,273	8	183,643	166,600
New Hampshire	—	—	—	1	7,457	5,883	1	7,457	5,883
New Jersey	12	186,774	139,840	4	95,279	87,677	16	282,053	227,517
New Mexico	2	21,792	15,334	6	80,250	70,413	8	102,042	85,747
New York	5	101,211	76,869	6	16,767	14,954	11	117,978	91,823
North Carolina	13	121,502	87,488	3	31,179	28,570	16	152,681	116,058
Ohio	5	42,775	31,392	14	142,960	130,086	19	185,735	161,478
Oklahoma	2	16,706	12,175	4	29,998	26,844	6	46,704	39,019
Oregon	—	—	—	3	35,684	33,111	3	35,684	33,111
Pennsylvania	10	163,039	122,432	9	109,272	99,603	19	272,311	222,035
Rhode Island	1	12,772	8,093	—	—	—	1	12,772	8,093
South Carolina	4	57,046	44,581	2	23,214	20,786	6	80,260	65,367
Tennessee	9	137,644	98,208	8	77,882	72,064	17	215,526	170,272
Texas	35	440,981	333,880	17	316,153	283,915	52	757,134	617,795
Utah	3	63,421	43,435	2	15,735	13,852	5	79,156	57,287
Virginia	15	171,009	120,078	4	52,075	47,602	19	223,084	167,680
Washington	6	84,311	59,688	2	3,600	2,704	8	87,911	62,392
West Virginia	1	8,659	6,405	2	7,318	6,538	3	15,977	12,943
Wisconsin	1	12,862	9,340	2	11,780	10,549	3	24,642	19,889
Wyoming	—	—	—	4	56,447	49,992	4	56,447	49,992

	286	3,928,101	2,918,038	185	2,355,519	2,136,584	471	6,283,620	5,054,622
Other
Ontario, Canada	2	40,263	31,574	—	—	—	2	40,263	31,574
Puerto Rico	1	143,248	120,311	—	—	—	1	143,248	120,311

	3	183,511	151,885	—	—	—	3	183,511	151,885

Total	289	$4,111,612	$3,069,923	185	$2,355,519	$2,136,584	474	$6,467,131	$5,206,507

        At December 31, 2009, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 42 years; the ground lessors are unrelated to

us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $110,000 to $660,001 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        At December 31, 2009, 21 of our travel centers were on land leased partially or in its entirety. The average remaining term of the ground leases (including renewal options) is approximately 20 years, and the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $420,449. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

Item 3.    Legal Proceedings

        We are aware of a complaint originally filed in the Delaware Court of Chancery on February 1, 2008 which purports to be a derivative action against TA's directors, us and RMR. This complaint appears to allege that our lease of Petro® branded travel centers to TA is unfair to TA. On October 30, 2008, the plaintiff's claims against RMR were dismissed. On December 11, 2008, the Court denied TA's motion to dismiss the complaint; however, in the plaintiff's brief of September 11, 2008 filed in opposition to TA's motion to dismiss, the plaintiff conceded he was unable to effect service of process on us. We understand that TA, its directors and the plaintiff are now proceeding with discovery. On January 21, 2009, we demanded arbitration of the claims in this litigation that pertain to our lease, as our lease provides. We do not expect this litigation or the arbitration to have a material adverse effect on us.

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

        None.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2008	High	Low
First Quarter	$37.17	$29.50
Second Quarter	34.43	24.26
Third Quarter	25.44	18.65
Fourth Quarter	20.26	6.88

2009	High	Low
First Quarter	$15.38	$8.53
Second Quarter	15.48	9.04
Third Quarter	21.36	11.59
Fourth Quarter	24.27	17.96

        The closing price of our common shares on the NYSE on February 18, 2010, was $23.05 per share.

        As of February 18, 2010, there were 800 shareholders of record, and we estimate that as of such date there were in excess of 50,700 beneficial owners of our common shares.

        In April 2009, we suspended our distributions to common shareholders. We reinstated our quarterly common share distributions in January 2010 and currently intend to continue to declare and pay common share distributions on a quarterly basis. However, all our distributions will be made at the discretion of our Board of Trustees and the timing and amount of our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status, our ability to access capital and such other factors as our Board of Trustees may deem relevant from time to time. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

        Information about cash distributions paid to common shareholders for 2008 is summarized in the table below. Common share distributions for 2008 were generally paid in the quarter following the quarter to which they related.

Distributions Per Common Share 2008
First Quarter	$0.77
Second Quarter	0.77
Third Quarter	0.77
Fourth Quarter	0.77

Total	$3.08

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$715,615	$899,474	$941,455	$879,324	$682,541
Rental income	302,484	328,051	316,819	120,649	114,332
FF&E reserve income	18,934	23,837	22,286	20,299	19,767
Interest income	214	1,312	4,919	2,674	1,373

Total revenues	1,037,247	1,252,674	1,285,479	1,022,946	818,013
Expenses:
Hotel operating expenses	460,869	620,008	657,000	618,334	476,858
Interest	143,410	156,844	148,110	81,451	65,263
Depreciation and amortization	245,868	239,166	216,688	141,198	127,242
General and administrative	39,660	37,751	37,223	25,090	22,514
Reserve for straight line rent receivable	—	19,613	—	—	—
Loss on asset impairment	—	53,225	1,332	—	7,300
TA spin off costs	—	—	2,711	—	—

Total expenses	889,807	1,126,607	1,063,064	866,073	699,177

Income before income taxes	147,440	126,067	222,415	156,873	118,836
Income tax expense	(5,196)	(1,846)	(2,191)	(372)	(57)

Income before gain on extinguishment of debt, gain on sale of real estate and discontinued operations	142,244	124,221	220,224	156,501	118,779
Gain on extinguishment of debt	51,097	—	—	—	—
Gain on sale of real estate, net	—	114	—	—	—

Income from continuing operations	193,341	124,335	220,224	156,501	118,779
Discontinued operations:
Income from discontinued operations	—	—	7,440	12,538	11,124
Gain on sale of real estate used by discontinued operations	—	—	95,711	—	—

Net income	193,341	124,335	323,375	169,039	129,903
Preferred distributions	(29,880)	(29,880)	(26,769)	(7,656)	(7,656)

Net income available for common shareholders	$163,461	$94,455	$296,606	$161,383	$122,247

Common distributions declared	$—	$289,380	$287,272	$225,927	$205,162
Weighted average common shares outstanding	107,984	93,944	93,109	73,279	69,866
Per Common Share Data:
Income from continuing operations available for common shareholders	$1.51	$1.01	$2.08	$2.03	$1.59
Income from discontinued operations available for common shareholders	$—	$—	$1.11	$0.17	$0.16
Net income available for common shareholders	$1.51	$1.01	$3.19	$2.20	$1.75
Distributions per common share	$—	$3.08	$3.06	$2.95	$2.90
Balance Sheet Data (as of December 31):
Real estate properties, at cost	$6,467,131	$6,407,884	$6,196,231	$4,018,781	$3,606,404
Real estate properties, net	5,206,507	5,347,681	5,346,761	3,316,268	2,997,605
Total assets	5,548,370	5,572,737	5,677,168	3,957,463	3,114,607
Debt, net of discounts	2,193,561	2,639,060	2,542,032	1,199,830	960,372
Shareholders' equity	3,091,931	2,628,427	2,821,654	2,447,540	1,855,455

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

2009 Developments

        U.S. hotel industry.    The U.S. hotel industry continues to feel the effects of the recent recession. In both 2008 and 2009, the U.S. hotel industry generally experienced declines versus the previous year in occupancy, revenues and profitability. In 2009, our properties experienced a 20.5% decline in revenue per available room, or RevPAR, and a 42.4% decline in cash flow available to pay our minimum returns and rents compared to 2008. RevPAR at our hotels was down 9.4% in January 2010 versus January 2009. These declines reflect reduced business and leisure travel resulting from reduced business and consumer spending. As of December 31, 2009, all returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.

        Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, several of the guarantees and all of the security deposits are for limited amounts and may be exhausted, particularly if the U.S. economy does not fully recover from the recent recession in a reasonable amount of time. Accordingly, the effectiveness of various security features to provide uninterrupted receipt by us of minimum rents and returns is not assured. If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

        Our tenants and managers.    During the twelve months ended December 31, 2009, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

        During the twelve months ended December 31, 2009, the payments we received under our Marriott No. 3 contract that requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $9,218 and $8,595, respectively, less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies. Also, during the period between December 31, 2009 and February 24, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $5,220 and $2,430, respectively, and we applied the security deposits we hold to cover these amounts. At February 24, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $21,766 and $17,483, respectively.

        At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. We believe the remaining amounts of security deposits we hold from Marriott and from Crestline for these contracts will exceed the 2010 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits. These deposits are not escrowed. Under all of our hotel contracts that include a security deposit, any amount of the security deposit which is applied to payment deficits may be replenished from future cash flows under the respective contracts.

        As of February 24, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

        TA rent deferral.    In 2009, TA accrued $60,000 of deferred rent under the provisions of the rent deferral agreement entered by us and TA in August of 2008. Due to the uncertainties regarding TA's ability to perform its obligations under its leases with us, we have reserved previously accrued straight line rent and deferred recognition of future straight line and deferred rents until circumstances change or these amounts are collected.

        TA has elected to defer $5,000 of rent for December 2009 and January 2010, payable in each of January and February 2010, as it is permitted to do under the rent deferral arrangement. Under the terms of the deferral agreement, beginning on January 1, 2010 interest began to accrue at 1% per month on deferred amounts outstanding, and TA paid interest to us of $900 on February 1, 2010.

        TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007. RMR provides certain management services to both us and TA. For more information on our relationship with TA, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions".

        Distributions to common shareholders.    On April 8, 2009, we announced the suspension of our regular quarterly common share distributions for the remainder of 2009 as a result of conditions in the capital markets. On December 7, 2009, we announced our intention to resume making regular quarterly common share distributions in 2010. On January 13, 2010, we announced a regular quarterly common dividend of $0.45 per share ($1.80 per share per year) payable to shareholders of record on January 25, 2010; we paid this distribution on February 23, 2010.

Management Agreements and Leases

        At December 31, 2009, our 289 hotels were included in one of eleven agreements, of which 197 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 are leased to third parties. Our 185 travel centers are leased to TA under two agreements. Our consolidated statements of income includes operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the tables on pages 73 and 75.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$715,615	$899,474	$(183,859)	(20.4)%
Rental income:
Minimum rents—hotels	129,210	124,396	4,814	3.9%
Minimum rents—travel centers	171,848	198,553	(26,705)	(13.5)%

	301,058	322,949	(21,891)	(6.8)%
Percentage rent—hotels	1,426	5,102	(3,676)	(72.1)%

Total rental income	302,484	328,051	(25,567)	(7.8)%
FF&E reserve income—hotels	18,934	23,837	(4,903)	(20.6)%
Interest income	214	1,312	(1,098)	(83.7)%
Expenses:
Hotel operating expenses	460,869	620,008	(159,139)	(25.7)%
Interest expense	143,410	156,844	(13,434)	(8.6)%
Depreciation and amortization—hotels	163,024	155,488	7,536	4.9%
Depreciation and amortization—travel centers	82,844	83,678	(834)	(1.0)%

Total depreciation and amortization	245,868	239,166	6,702	2.8%
General and administrative	39,660	37,751	1,909	5.1%
Income tax expense	5,196	1,846	3,350	181.5%
Reserve for straight line rent receivable	—	19,613	(19,613)	—
Loss on asset impairment	—	53,225	(53,225)	—
Gain on extinguishment of debt	51,097	—	51,097	—
Gain on sale of real estate, net	—	114	(114)	—
Net income	193,341	124,335	69,006	55.5%
Net income available for common shareholders	163,461	94,455	69,006	73.1%
Weighted average shares outstanding	107,984	93,944	14,040	15.0%
Net income available for common shareholders per common share	$1.51	$1.01	$0.50	49.5%

        The decrease in hotel operating revenues at our managed hotels in 2009 versus 2008 was caused primarily by the continued weakness in the hotel industry discussed above. Additional operating statistics of our hotels are included in the table on page 77.

        The increase in minimum rents—hotels is a result of our funding of improvements at certain of our leased hotels in 2008 and 2009 that resulted in increases in the annual minimum rents due to us.

        The decrease in minimum rents—travel centers is a result of the deferral of $60,000 of rent by TA in 2009 versus $30,000 in 2008 under the terms of our rent deferral agreement with TA, partially offset by contractual rent increases in our lease agreement with TA for 145 travel centers.

        The decrease in percentage rent—hotels is the result of decreased sales compared to base year sales at our leased hotels.

        FF&E reserve income—hotels represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income—hotels is primarily due to decreased levels of hotel sales in 2009 versus 2008 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

        The decrease in interest income is due to lower average interest rates during 2009.

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

        Our share of the operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, under our hotel management agreements is recognized as income at year end when all contingencies are met and the income is earned. We recognized additional returns of $14,930 in the fourth quarter 2008. No additional returns were earned in 2009. The decrease in additional returns from 2008 is due primarily to the decline in the net operating results of our hotels as a result of the weakness in the hotel industry described above.

        Certain of our managed hotels had net operating results that were $75,205 less than the minimum returns due to us in 2009, but these amounts were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold. We reflected these amounts in our consolidated statement of income as a reduction to hotel operating expenses. All of our managed hotels generated net operating results above the minimum returns due to us in 2008.

        The decrease in interest expense is primarily due to lower average borrowings partially offset by slightly higher weighted average interest rates during 2009 than in 2008.

        The increase in depreciation and amortization—hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2008 and 2009.

        The decrease in depreciation and amortization—travel centers is primarily due to fully depreciated improvements that were retired during 2009 partially offset by depreciation and amortization of improvements made to our travel centers during 2008 and 2009.

        The increase in general and administrative expense is due primarily to higher professional services fees in 2009.

        The increase in income tax expense is primarily the result of higher state income taxes due to an increase in taxable income for state income tax purposes as a result of our lower common share distributions in 2009.

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

        The gain on extinguishment of debt in 2009 resulted from our repurchase of $367,421 face amount of our 3.8% convertible senior notes and various issues of our senior notes for an aggregate purchase price of $303,341, excluding accrued interest.

        The net gain on sale of real estate in 2008 reflects the sale of (1) our Park Plaza hotel in North Phoenix, Arizona for a gain of $645 during the first quarter of 2008; (2) our AmeriSuites hotel in Atlantic Beach, North Carolina for a gain of $629 in the second quarter of 2008; and (3) our AmeriSuites hotel in Tampa, Florida for a loss of $1,160 during the fourth quarter of 2008.

        The increases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment, operating and financing activities discussed above. On a per share basis, the percentage increase in net income available for common shareholders is lower due to the increase in our weighted average common shares outstanding due to our issuance of common shares in June and August of 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	For the year ended December 31,
	2008	2007	Increase (Decrease)	% Increase (Decrease)
	(amounts in dollars, except number of shares)
Revenues:
Hotel operating revenues	$899,474	$941,455	$(41,981)	(4.5)%
Rental income:
Minimum rents—hotels	124,396	117,193	7,203	6.1%
Minimum rents—travel centers	198,553	193,571	4,982	2.6%

	322,949	310,764	12,185	3.9%
Percentage rent—hotels	5,102	6,055	(953)	(15.7)%

Total rental income	328,051	316,819	11,232	3.5%
FF&E reserve income—hotels	23,837	22,286	1,551	7.0%
Interest income	1,312	4,919	(3,607)	(73.3)%
Expenses:
Hotel operating expenses	620,008	657,000	(36,992)	(5.6)%
Interest expense	156,844	148,110	8,734	5.9%
Depreciation and amortization—hotels	155,488	147,401	8,087	5.5%
Depreciation and amortization—travel centers	83,678	69,287	14,391	20.8%

Total depreciation and amortization	239,166	216,688	22,478	10.4%
General and administrative	37,751	37,223	528	1.4%
TA spin off costs	—	2,711	(2,711)	—
Reserve for straight line rent receivable	19,613	—	19,613	—
Loss on asset impairment	53,225	1,332	51,893	3,895.9%
Income tax expense	1,846	2,191	(345)	(15.7)%
Gain on sale of real estate, net	114	—	114	—
Income from continuing operations	124,335	220,224	(95,889)	(43.5)%
Discontinued operations:
Income from discontinued operations	—	7,440	(7,440)	—
Gain on sale of real estate from discontinued operations	—	95,711	(95,711)	—
Net income	124,335	323,375	199,040	(61.6)%
Net income available for common shareholders	94,455	296,606	(202,151)	(68.2)%
Weighted average shares outstanding	93,944	93,109	835	0.9%
Income from continuing operations available for common shareholders per common share	$1.01	$2.08	$(1.07)	(51.4)%
Income from discontinued operations available for common shareholders per common share	$0.00	$1.11	$(1.11)	—
Net income available for common shareholders per common share	$1.01	$3.19	$(2.18)	(68.3)%

        The decrease in hotel operating revenues in 2008 versus 2007 was caused primarily by our sale of managed hotels in February, June and December 2008 and the conversion of our Kauai Marriott hotel from managed to leased effective January 1, 2008, partially offset by slightly higher revenues at our remaining managed hotels. Revenues decreased at most of our managed hotels from 2007 due to lower occupancy rates; however, these declines were offset by increased revenues at our renovated and rebranded Hyatt Place® hotels in 2008. Additional operating statistics of our hotels are included in the table on page 77.

        The increase in minimum rents—hotels is a result of the conversion of the Kauai Marriott hotel to a leased hotel as described above and our funding of improvements at certain of our leased hotels in 2007 and 2008 that resulted in increases in the annual minimum rents due to us.

        The increase in minimum rents—travel centers is a result of our acquisition of 40 travel centers and commencement of our second lease with TA on May 30, 2007, offset by the deferral of $30,000 of rent by TA under the terms of our deferral agreement with TA. Rental income—travel centers includes $3,800 and $15,813 of adjustments necessary to record rent on the straight line basis for the twelve months ended December 31, 2008 and 2007, respectively. We ceased recognizing straight line rent under our lease with TA for 145 travel centers in the second quarter of 2008 due to the uncertainties regarding its collectibility.

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

        We recognized additional returns of $14,930 and $24,181 in the fourth quarter 2008 and 2007, respectively. The decrease in additional returns from 2007 is due primarily to weaker operating performance as a result of weakness in the U.S. hotel industry described above.

        All of our managed hotels generated net operating results above the minimum returns due to us in 2008. Certain of our managed hotels had net operating results that were $9,780 less than the minimum returns due to us in 2007, but these amounts were funded by the manager of these hotels under the terms of our operating agreements. We reflected these amounts in our consolidated statement of income as a reduction to hotel operating expenses.

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

        The $53,225 loss on asset impairment in 2008 was to reduce the carrying value of certain intangible assets to their estimated net realizable value. We recorded a $1,332 loss on asset impairment in the fourth quarter of 2007 to reduce the carrying value of a hotel held for sale to its estimated net realizable value less costs to sell.

        We recorded a $19,613 reserve on a straight line rent receivable related to our lease with TA for 145 travel centers in 2008 due to uncertainty regarding its collectibility.

        The decrease in income tax expense is primarily due to lower federal alternative minimum tax for our TRS and foreign taxes relating to our hotels in Puerto Rico and Canada in 2008.

        The net gain on sale of real estate in 2008 reflects the sale of three hotels described above.

        The decrease in income from discontinued operations is the result of the sale of our 18 Homestead Studio Suites® hotels in the third quarter of 2007.

        The gain on sale of real estate from discontinued operations in 2007 reflects the sale of our 18 Homestead Studio Suites® hotels in the third quarter of 2007 for $205,350.

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

        We define coverage for each of our management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the tables on pages 73 and 75. During the twelve months ended December 31, 2009, all 11 of our hotel operating agreements, generated coverage of less than 1.0x (-0.07x to 0.88x).

        We define coverage for each of our travel center leases as total property level sales minus all property level expenses divided by the minimum rents due to us. During the twelve months ended December 31, 2009, our two travel center leases, representing 185 properties, generated coverage of 1.12x and 1.05x, respectively. Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases. However, we calculated the rent coverage ratios for the twelve months ended December 31, 2009 using the contractual rent amounts without consideration of the rent deferral. Because substantially all of TA's business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA's ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what a operator interested to acquire these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

        Three hundred fifty (350) of our properties, representing 77% of our total investments at cost as of December 31, 2009, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required hotel FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager, tenant or guarantor from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

        As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively. As of February 24, 2010, all other payments due from our managers and tenants are current. However several of the guarantees and all the security deposits are for limited amounts and may be exhausted, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

        Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the foreseeable future. However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our operators and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of our distributions to common shareholders.

        We maintain our status as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. The RMA was enacted and became effective on January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to TRSs if the hotels are managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to income tax at corporate tax rates. The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

        Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the twelve months ended December 31, 2009, our hotel managers and hotel tenants contributed $51,143 to these accounts and $78,433 was spent from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of December 31, 2009, there was $25,083 on deposit in these escrow accounts, which was held directly by us and is reflected on our balance sheet as restricted cash.

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the twelve months ended December 31, 2009, we funded $63,390 for capital improvements to our hotels in excess of FF&E reserve fundings available from hotel operations, as follows:

  •
  During the twelve months ended December 31, 2009, we funded $12,901 for improvements to hotels included in our four Marriott portfolio agreements using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $110,000 for improvements to these Marriott hotels during 2010 with funds from our existing cash balances or borrowings under our revolving credit facility.

  •
  Pursuant to the January 2008 lease agreement we entered with a subsidiary of Marriott for our Kauai hotel, we agreed to fund certain planned improvements to that hotel. We funded $43,043 for improvements under this agreement during the twelve months ended December 31, 2009 using funds from our existing cash balances or borrowings under our revolving credit facility. We currently do not expect to make any additional fundings related to the planned improvements that we expect to be completed during 2010. As we funded these improvements, the annual rent payable to us under this lease increased.

  •
  Pursuant to an April 2005 agreement we entered with a subsidiary of Hyatt for management of 22 AmeriSuites® hotels, we agreed to provide funding to Hyatt for rebranding of these hotels to the Hyatt Place® brand and for other improvements. To the extent our fundings exceed $8,000, the minimum return payable by Hyatt to us increases as these funds are advanced. As of December 31, 2009, we have funded $77,200. We funded $2,600 of this amount during the twelve months ended December 31, 2009 using funds from our existing cash balances or borrowings under our revolving credit facility. Rebranding of the final hotel was completed in 2009 and we do not expect to make any fundings for improvements to these hotels during 2010.

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

        Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. On May 12, 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year. The amendment provides that TA may accelerate our purchase of the specified capital improvements. In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amendment. As of December 31, 2009, we have funded $110,859 and our remaining undiscounted purchase commitment under this lease is $7,285 which we expect to fund in 2010 using existing cash balances or borrowings under our revolving credit facility. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under such lease provisions during the twelve months ended December 31, 2009.

        On January 15, 2009, April 15, 2009, July 15, 2009 and October 15, 2009, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2009, April 14, 2009, July 14, 2009 and October 14, 2009, respectively. On December 1, 2009, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on December 31, 2009 with respect to the period ended January 14, 2010. We paid this distribution on January 15, 2010. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 17, 2009, May 15, 2009, August 17, 2009 and November 16, 2009 we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2009, May 14, 2009, August 14, 2009 and November 14, 2009. On January 6, 2010, we declared a distribution of $0.4375 per Series C preferred shareholders with respect to the period ending February 14, 2010. We paid this distribution on February 16, 2010. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 25, 2009, we paid a $0.77 per share distribution to our common shareholders, for the quarter ended December 31, 2008. As discussed above, on April 8, 2009, we announced the suspension of our regular quarterly common share distributions for the remainder of 2009 as a result of conditions in the capital markets. On December 7, 2009, we announced our intention to resume making regular quarterly common share distributions in 2010. On January 13, 2010, we declared a $0.45 per share ($1.80 per share per year) distribution to our common shareholders of record on January 25, 2010. We paid this distribution on February 23, 2010. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        During the twelve months ended December 31, 2009, we repurchased $310,250 of our 3.8% convertible senior notes at a total cost of $258,102, excluding accrued interest, and recognized a $39,444 gain on extinguishment of debt, net of unamortized discount, issuance costs and a portion of the equity component attributable to the conversion feature. We made these purchases using borrowings under our revolving credit facility.

        During the second quarter of 2009, we repurchased $24,171 of our 6.875% senior notes at a total cost of $20,639, excluding accrued interest, and recognized a $3,466 gain on extinguishment of debt, net of unamortized discount and issuance costs. We made these purchases using borrowings under our revolving credit facility.

        During the second quarter of 2009, we repurchased $13,000 of our 6.75% senior notes at a total cost of $10,400, excluding accrued interest, and recognized a $2,501 gain on extinguishment of debt, net of unamortized discount and issuance costs. We made these purchases using borrowings under our revolving credit facility.

        During the second quarter of 2009, we repurchased $20,000 of our 5.125% senior notes at a total cost of $14,200, excluding accrued interest, and recognized a $5,686 gain on extinguishment of debt, net of unamortized discount and issuance costs. We made these purchases using borrowings under our revolving credit facility.

        On June 24, 2009, we sold 17,500,000 of our common shares at a price of $11.50 per share in a public offering. On July 1, 2009, we sold 2,625,000 of our common shares at a price of $11.50 per share pursuant to an overallotment option granted to the underwriters. We used the net proceeds from these sales (approximately $221,324 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

        On August 12, 2009, we issued $300,000 of 7.875% senior notes due 2014 in a public offering. Net proceeds from this offering ($294,703 after underwriting and other offering expenses) were used to repay a portion of the borrowings outstanding under our revolving credit facility.

        On August 14, 2009, we sold 8,000,000 of our common shares at a price of $17.25 per share in a public offering. On August 26, 2009, we sold 1,200,000 of our common shares at a price of $17.25 per share pursuant to an overallotment option granted to the underwriters. We used the net proceeds from these sales (approximately $151,732 after underwriting and other offering expenses) to repay all borrowings outstanding under our revolving credit facility and for general business purposes.

        In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010 and, subject to certain conditions, we have the option to extend the facility for one additional year upon payment of an extension fee of $1,500. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a spread. We may borrow up to $750,000 under the revolving credit facility. Borrowings under our revolving credit facility are unsecured. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of December 31, 2009, we had no outstanding borrowings under our revolving credit facility. We continue to monitor market conditions for comparable revolving credit facilities, and to date our Board of Trustees has not made a decision to either pursue a new or amended revolving credit facility or exercise the one year extension option.

        At December 31, 2009, we had $130,399 of cash (excluding FF&E restricted cash) and cash equivalents and $750,000 available from our revolving credit facility. We expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and for other general business purposes.

        Our term debt maturities (other than our revolving credit facility) are as follows: $50,000 in 2010, $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $264,750 in 2027. Our $264,750 of 3.8% convertible senior notes due in 2027 are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option, with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

        As of December 31, 2009, we had one mortgage note with a current principal balance of $3,474 that we assumed in connection with our acquisition of a hotel. This mortgage note requires monthly payments of $32 for principal and interest and is expected to have an unpaid principal balance of $3,326 at maturity in July 2011. None of our other debt obligations require principal or sinking fund payments prior to their respective maturity dates.

        When amounts are outstanding under our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we will explore alternatives for the repayment of amounts due. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but does not assure that there will be buyers for such securities.

        Although recent capital market conditions have improved, the availability and cost of credit continue to be volatile, and credit availability for companies in the hotel and hospitality industry remains tight. If we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size. Also, if current market conditions worsen, one or more lenders under our current revolving credit facility may be unable or unwilling to fund advances which we request or we may be unable or unwilling to renew our revolving credit facility, and we may not be able to access alternative capital.

        While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable. Also, the current market conditions have led to increased credit spreads which, if they continue, may result in increased interest costs when we renew our revolving credit facility or refinance our other debts. These interest cost increases could have a material and adverse impact on our results of operations and financial condition.

        As of December 31, 2009, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$2,211,053	$50,092	$104,211	$587,000	$1,469,750
Ground Lease Obligations(2)	159,890	12,890	23,307	21,334	102,359
Capital improvements(3)	117,285	110,000	7,285	—	—
Projected interest expense(4)	906,139	137,807	264,094	221,057	283,181

Total	$3,394,367	$310,789	$398,897	$829,391	$1,855,290

(1)
Holders of our convertible senior notes ($264,750 due in 2027) may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012. The amounts in the table reflect these notes as being due on their maturity date and therefore are included in the "More than 5 years" category.

(2)
14 of our hotels and 21 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.

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

        As of December 31, 2009, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2009, our secured debt obligations were limited to one mortgage note of $3,474 secured by a single property. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

        Our debt obligations at December 31, 2009 consist of our revolving credit facility, our $2,207,579 of unsecured term debt and convertible notes and our $3,474 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2009, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

        Our public debt indenture and its supplements contain cross default provisions with any other debts of $20,000 or more. Similarly, our revolving credit facility agreement has cross default provisions with other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions

        TA was created as a 100% subsidiary of ours. On January 31, 2007, we purchased TA's predecessor for approximately $1,913,305. Simultaneously with this purchase, we restructured TA's predecessor's business as follows: (i) we retained the real estate of 146 of the 163 travel centers then operated or franchised by TA's predecessor and other assets; (ii) TA's predecessor's operating business and all its assets not retained by us, plus approximately $200,000 of net working capital, were contributed to TA; (iii) TA entered a long term lease with us for its predecessor's real estate retained by us, which we refer to as the TA Lease; and (iv) all of TA's shares were spun off to our shareholders on January 31, 2007 and TA became a separate public company.

        In addition to TA's spin off from us on January 31, 2007, we completed another transaction together with TA in 2007. On May 30, 2007, TA purchased Petro Stopping Centers, L.P. for $63,567 and we purchased Petro Stopping Centers Holdings, L.P. for approximately $655,000. Simultaneously with these purchases, TA leased 40 Petro travel centers from us pursuant to the Petro Lease.

        TA has two leases with us, the TA Lease and the Petro Lease, pursuant to which TA currently leases 185 travel centers from us. The TA Lease is for 145 travel centers that TA operates under the "TravelCenters of America" or "TA" brand names. The TA Lease became effective on January 31, 2007. The Petro Lease is for 40 travel centers that TA operates under the "Petro" brand name. The Petro Lease became effective on May 30, 2007. The TA Lease expires on December 31, 2022. The Petro Lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each. Both the TA Lease and the Petro Lease are "triple net" leases, which require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any. The minimum rent payable by TA to us under the TA Lease increases annually during the first six years of the lease term from $153,500 to $175,000 and may increase if we fund or reimburse the cost in excess of $125,000 (see below) for certain improvements to the leased TA travel centers. The Petro Lease requires TA to pay minimum annual rent of $62,225 to us. Starting in 2012 and 2013, respectively, the TA Lease and Petro Lease require TA to pay us additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. TA is also required to generally indemnify us for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA lease and the Petro Lease also include arbitration provisions for the resolution of certain disputes, claims and controversies.

        We had agreed to provide up to $25,000 of funding annually for the first five years of the TA Lease for certain improvements to the leased properties without an increase in rent. This funding was cumulative, meaning if some portion of the $25,000 was not spent in one year it may be drawn by TA from us in subsequent years; provided, however, none of the $125,000 of funding was available to be drawn after December 31, 2015. All improvements funded under the tenant improvements allowance are owned by us. On May 12, 2008, we and TA amended the TA Lease to permit TA to sell to us, without an increase of its rent, certain capital improvements to properties leased from us earlier than previously permitted. In the event that TA elects to sell these capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated receipt of funds by TA according to a present value formula established in the amended lease. During 2008 and 2009, TA sold to us qualifying capital improvements under the $125,000 tenant improvements allowance provided in the TA Lease, as amended in May 2008, for total cash proceeds of $77,393 and $8,466, respectively. At December 31, 2009, $7,285 of the $125,000 total amount of the leasehold improvements saleable to us with no increase in TA's rent remained available, which amount would be discounted in accordance with the amended lease to the extent those funds are received by us on an accelerated basis. As of the date of this report, TA has not sold any such leasehold improvements in 2010 to us.

        TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by us times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. Since January 1, 2009, TA has not sold any such leasehold improvements to us.

        At the time of TA's spin off from us, our acquisitions and transactions with TA in connection with the Petro Lease and an equity offering completed by TA in June 2007, we and TA believed that TA was adequately capitalized to meet all of its obligations, including those owed to us. However, since then there were material changes in the market conditions under which TA was operating. Specifically, the increase during the first half of 2008 in the price of diesel fuel which TA buys and sells at its travel centers and the slowing of the U.S. economy during 2008 adversely affected TA's business and increased its working capital requirements. Although TA had undertaken a restructuring of its business to adjust to these changed market conditions, TA's balance sheet flexibility and liquidity remained a concern in light of the impact the then weakening economy and fuel price volatility might have on TA's working capital requirements. Under those circumstances, on August 11, 2008, we and TA entered a rent deferral agreement. Under the terms of this deferral agreement TA has the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and TA was not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, TA issued 1,540,000 of its common shares to us (approximately 9.6% of TA's shares then outstanding immediately after this new issuance). Beginning on January 1, 2010, interest on all unpaid deferred rent under the deferral agreement accrues at a rate of 1% per month and is payable monthly by TA to us. No additional rent deferrals are permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not paid is due to us on July 1, 2011. TA may repay any deferred amounts (and related interest) at any time. This deferral agreement also includes a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and has change of control covenants so that amounts deferred will be immediately payable to us in the event TA experiences a change of control (as defined in the agreement) while deferred rent is unpaid. In connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering (underwritten or otherwise) with respect to its common shares issued to us pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the TA Lease and the Petro Lease. As of December 31, 2009, TA had accrued an aggregate of $90,000 of deferred rent payable to us, and TA deferred an additional $5,000 for January 2010 rent payable on February 1, 2010.

        During 2009, TA paid us cash rent of $171,442 under its leases with us.

        At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. RMR also provides management services to us. The terms of TA's agreements with us and RMR require that TA afford us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and that TA afford us a right of first refusal to acquire or finance any real estate of the types in which we invest before TA does. TA also agreed under these agreements to not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor.

        Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA and is the chairman and majority owner of RMR. Mr. Thomas O'Brien, an officer of RMR, is the president and the other managing director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an Independent Director of TA. All transactions between us and TA are approved by our Independent Trustees and by TA's Independent Directors.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. These agreements were recently amended on January 13, 2010. The business management agreement provides for compensation at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our cash available for distribution per share, as defined in the business management agreement. The incentive fee is paid in common shares. At present, the property management agreement applies to management services to the office building component of one property in Baltimore, Maryland which also includes an InterContinental Hotel. The property management agreement provides for management fees relating to this office building equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Renewals or extensions of the business management agreement and the property management agreement are subject to the annual approval of our Independent Trustees. The aggregate business management and property management fees for 2009 were $32,951. We are generally responsible for all of our expenses and certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses, except for our pro rata portion of the employment and related expenses of RMR employees who provide on site property management services and of the staff employed by RMR who conduct our internal audit. Under our management agreements with RMR, we acknowledge that RMR manages other businesses, including HRP, SNH, GOV, TA and Five Star, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement with RMR, RMR has agreed not to provide business management services to any other REIT who is principally engaged in the business of ownership of hotel or travel center properties without the consent of our Independent Trustees. The business management agreement and the property management agreement also include arbitration provisions for the resolution of certain disputes, claims and controversies. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $220 in 2009, which amount is in addition to the aggregate fees to RMR described above.

        In addition to Mr. Barry Portnoy, RMR is also beneficially owned by Mr. Adam Portnoy, Mr. Barry Portnoy's son. Adam Portnoy is our other Managing Trustee and also serves as the president, chief executive officer and a director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. Transactions between us and RMR are approved by our compensation committee which is composed of our Independent Trustees.

        We, RMR and other companies to which RMR provides management services formed Affiliates Insurance Company, or AIC, which is an insurance company, in the State of Indiana in November 2008. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009. All of our Trustees currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Messrs. Barry and Adam Portnoy, our Managing Trustees, own and control RMR Advisors. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Trustees. As of February 24, 2010, we have invested $5.2 million in AIC. On December 16, 2009, GOV purchased 20,000 shares of AIC from AIC, which represented a 14.29% interest in AIC, post acquisition. In connection with that purchase by GOV, we, the other previous shareholders of AIC, AIC and GOV entered an amended and restated shareholders agreement. The amended and restated shareholders agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies. We and the other shareholders of AIC each currently own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by reducing insurance expenses or by realizing our pro-rata share of any profits of this insurance business. All transactions between us and AIC have been approved pursuant to our Governance Guidelines.

        The foregoing descriptions of our agreements with TA, RMR and AIC are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with TA, RMR and AIC are on commercially reasonable terms. Nonetheless, because of our various relationships with TA, RMR and AIC it is possible that some investors may assert otherwise. For instance, a purported shareholder derivative action has been commenced against TA, its directors, us and RMR which alleges, among other matters, that the rent TA agreed to pay us under the Petro Lease, which TA entered in connection with the Petro transaction described above, is too high. The terms of TA's agreement with us may require TA to indemnify us for liabilities, costs and expenses incurred by us in connection with this litigation. RMR has been voluntarily dismissed from the litigation. We have demanded arbitration of all claims against us pending in this litigation and we and the plaintiff have agreed to defer the arbitration demand.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our Governance Guidelines address the review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and Governance Guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct or Governance Guidelines. If there are no disinterested trustees, the transaction shall be reviewed, authorized or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, disinterested trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  Together with RMR and various affiliates of RMR, in 2009 we formed and licensed AIC, in which we own equity, and for which all of our trustees serve as directors. Any material transaction between us and AIC shall be reviewed, authorized or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees.

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

  •
  To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entity in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

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

Critical Accounting Policies

        Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

  •
  classification of leases and the related impact on the recognition of rental income;

  •
  allocation of purchase prices between various asset categories and the related impact on the recognition of depreciation and amortization expenses;

  •
  assessment of the carrying values and impairments of real estate and intangible assets;

  •
  variable interest entities; and

  •
  income taxes.

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

        We allocate the acquisition cost of each property investment to various property components such as land, buildings and equipment and intangibles based on their fair values and each component generally has a different useful life. For real estate acquired, we record building, land, furniture, fixtures and equipment, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We amortize the value of intangible assets over the shorter of their estimated useful lives, or the term of the respective lease or the affected contract. We do not depreciate the allocated cost of land. Purchase price allocations and estimates of useful lives require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

        We periodically evaluate our real estate and other assets for possible impairment indicators. These indicators may include weak or declining operating profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related investment by comparing it to the expected future undiscounted cash flows to be generated from that investment. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.

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

        We determine the fair value for our long lived assets and indefinite lived intangible assets by evaluating recent financial performance and projecting discounted cash flows using standard industry valuation techniques. These analyses require us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.

        We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. Under this Topic, the entity that receives the majority of the potential variability in gains and losses of the variable interest entity, with the primary focus on losses, is the variable interest entity's primary beneficiary, and is required to consolidate the variable interest entity. When one of our TRSs enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager, we are required to assess if our TRS or the hotel manager is or continues to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS. Incorrect assumptions or estimates of, among other things, future occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary. We have concluded that we must consolidate each of our TRSs because we are the primary beneficiary.

        We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRS that, unlike most of our subsidiaries, is generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRS and state and foreign income taxes incurred by us despite our tax status as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized only to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2004 through 2009 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties operate. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.

Property Management Agreements, Leases and Operating Statistics

        As of December 31, 2009, we owned 289 hotels and 185 travel centers that are grouped into 13 operating agreements. Our hotels are managed by or leased to subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Barceló Crestline Corporation, or Barceló Crestline, Hyatt and Carlson under 11 agreements. Our 185 travel centers are leased to and operated by subsidiaries of TA under two agreements.

        The tables on the following pages summarize the key terms of our leases and management agreements as of December 31, 2009, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and RevPAR, for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers' and tenants' success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites®
Agreement Reference Name:	Marriott (No. 1)	Marriott (No. 2)	Marriott (No. 3)	Marriott (No. 4)	Marriott (No. 5)	InterContinental (No. 1)	InterContinental (No. 2)
Number of Properties:	53	18	34	19	1	31	76
Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220
Number of States:	24	14	14	14	1	16	29
Tenant:	Subsidiary of Host Subleased to Subsidiary of Crestline.	Subsidiary of Host Subleased to Subsidiary of Crestline.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.
Investment (000s)(1):	$595,428	$214,448	$427,543	$274,222	$90,078	$436,708	$589,405
Security Deposit (000s):	$50,540	$17,220	$26,986(2)	$19,913(3)	—	$36,872(4)	—
End of Current Term:	2012	2010	2019	2015	2019	2031	2028
Renewal Options(5):	3 for 12 years each.	(6)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s)(7):	$59,405	$21,426	$44,199	$28,509	$9,350	$37,882	$50,000
Additional Return:	—	—	$711(8)	—	—	—	$10,000(8)
Percentage Return / Rent(9):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage(10):
Year ended 12/31/09:	0.88x	0.72x	0.69x	0.68x	-0.07x	0.75x	0.72x
Year ended 12/31/08:	1.47x	1.13x	1.17x	1.15x	0.37x	1.13x	1.38x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)
Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but includes amounts funded by us separately.

(2)
The original amount of this security deposit was $36,204. As of December 31, 2009, we have applied $9,218 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement. An additional $5,220 was applied in January and February 2010 to cover additional deficiencies in the minimum rent. As of February 24, 2010, the balance of this security deposit is $21,766.

(3)
The original amount of this security deposit was $28,508. As of December 31, 2009, we have applied $8,595 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement. An additional $2,430 was applied in January and February 2010 to cover additional deficiencies in the minimum rent and late charges. As of February 24, 2010, the balance of this security deposit is $17,483.

(4)
In addition to the limited guarantee, a single $36,872 deposit secures InterContinental's obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

(5)
Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(6)
In November 2008, we were notified by the tenant that it will not exercise its renewal option at the end of the current lease term. Upon expiration of the agreement on December 31, 2010, we expect to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreement with Marriott.

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

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	TravelCenters of America	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (No. 3)	InterContinental (No. 4)	Hyatt	Carlson	TA (No. 1)	TA (No. 2)	13
Number of Properties:	14	10	22	11	145	40	474
Number of Rooms / Suites:	4,139	2,937	2,724	2,096	—(1)	—	42,880(1)
Number of States:	7 plus Ontario and Puerto Rico.	5	14	7	39	25	44 plus Ontario and Puerto Rico.
Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.
Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.
Investment (000s)(2):	$512,373	$245,185	$301,942	$202,251	$1,840,820	$705,506	$6,435,909
Security Deposit (000s):	$36,872(3)	$36,872(3)	—	—	—	—	$151,531
End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 15 years).
Renewal Options(4):	2 for 15 Years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	N/A	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s)(5):	$44,258	$21,541	$22,037	$12,920	$166,028(6)(7)	$66,177(6)	$583,732
Additional Return:	$3,458(8)	$1,750(8)	50% of cash flow in excess of minimum return.(9)	50% of cash flow in excess of minimum return.(9)	—	—	$15,919
Percentage Return / Rent(10):	7.5% of revenues above 2006 revenues.	7.5% of revenues above 2006 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage(11)(12):
Year ended 12/31/09:	0.68x	0.40x	0.72x	0.66x	1.12x	1.05x	-0.07x - 1.12x
Year ended 12/31/08	1.23x	1.02x	1.07x	1.42x	1.43x	1.51x	0.37x - 1.51x
Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

(1)
Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.

(2)
Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.

(3)
In addition to the limited guaranty, a single $36,872 deposit secures InterContinental's obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.

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

(6)
Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent for the period from July 1, 2008 until December 31, 2010. For the year ended December 31, 2009, TA deferred $60,000 in rents. TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral.

(7)
The amount of minimum rent payable to us by TA is scheduled to increase to $169,750, $174,725 and $179,792 in 2010, 2011 and 2012, respectively, without taking any rent deferral into consideration.

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

        The following tables summarize the operating statistics, including occupancy, ADR and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated:

Management Agreement/Lease	No. of Hotels	No. of Rooms/Suites	2009(1)	2008(1)	Change
ADR
InterContinental (no. 1)	31	3,844	$101.15	$113.41	-10.8%
InterContinental (no. 2)	76	9,220	62.55	71.70	-12.8%
InterContinental (no. 3)	14	4,139	120.54	142.37	-15.3%
InterContinental (no. 4)	10	2,937	92.70	110.55	-16.1%
Marriott (no. 1)	53	7,610	107.18	122.82	-12.7%
Marriott (no. 2)	18	2,178	104.64	120.36	-13.1%
Marriott (no. 3)	34	5,020	99.24	109.90	-9.7%
Marriott (no. 4)	19	2,756	102.62	118.43	-13.3%
Marriott (no. 5)	1	356	201.31	225.77	-10.8%
Hyatt	22	2,724	89.14	102.69	-13.2%
Carlson	11	2,096	86.22	103.16	-16.4%

Total/Average	289	42,880	$94.91	$108.89	-12.8%
Occupancy
InterContinental (no. 1)	31	3,844	69.8%	73.7%	-3.9 pts
InterContinental (no. 2)	76	9,220	63.2%	71.3%	-8.1 pts
InterContinental (no. 3)	14	4,139	71.7%	74.9%	-3.2 pts
InterContinental (no. 4)	10	2,937	62.5%	68.8%	-6.3 pts
Marriott (no. 1)	53	7,610	59.2%	65.8%	-6.6 pts
Marriott (no. 2)	18	2,178	69.5%	72.8%	-3.3 pts
Marriott (no. 3)	34	5,020	62.1%	70.7%	-8.6 pts
Marriott (no. 4)	19	2,756	62.9%	70.1%	-7.2 pts
Marriott (no. 5)	1	356	63.5%	78.5%	-15.0 pts
Hyatt	22	2,724	67.9%	68.2%	-0.3 pts
Carlson	11	2,096	57.0%	65.0%	-8.0 pts

Total/Average	289	42,880	64.0%	70.2%	-6.2 pts
RevPAR
InterContinental (no. 1)	31	3,844	$70.60	$83.58	-15.5%
InterContinental (no. 2)	76	9,220	39.53	51.12	-22.7%
InterContinental (no. 3)	14	4,139	86.43	106.64	-19.0%
InterContinental (no. 4)	10	2,937	57.94	76.06	-23.8%
Marriott (no. 1)	53	7,610	63.45	80.82	-21.5%
Marriott (no. 2)	18	2,178	72.72	87.62	-17.0%
Marriott (no. 3)	34	5,020	61.63	77.70	-20.7%
Marriott (no. 4)	19	2,756	64.55	83.02	-22.2%
Marriott (no. 5)	1	356	127.83	177.23	-27.9%
Hyatt	22	2,724	60.53	70.03	-13.6%
Carlson	11	2,096	49.15	67.05	-26.7%

Total/Average	289	42,880	$60.74	$76.44	-20.5%

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us.

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

        As of December 31, 2009, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

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

(1)
The convertible senior notes are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012.

        Except as described in the footnote to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if we refinance these notes at maturity at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $13,653. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2009, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $59,798. Changes in the trading price of our common shares may also affect the fair value of our $264,750 of convertible senior notes.

        Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a make-whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. These prepayment rights may afford us the opportunity to mitigate the risk of refinancing at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2009, we had one mortgage note payable, secured by one hotel, that has a principal balance of $3,474 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note requires monthly principal and interest payments of $32 through maturity, is expected to have an unpaid principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

        Our revolving credit facility bears interest at floating rates and matures in October 2010. Subject to certain conditions, we can extend the maturity for one year for a fee of $1,500. At December 31, 2009, we had no outstanding borrowings and $750,000 available to draw under our revolving credit facility.

Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with changes in the outstanding amounts under our revolving credit facility. The following table presents the impact of a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2009 if we were fully drawn on our revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2009	0.78%	$750,000	$5,850
10% reduction	0.70%	750,000	5,250
10% increase	0.86%	750,000	6,450

        The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2009 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.hptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement as filed with the SEC.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement as filed with the SEC.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of our manager, RMR, under either our 1995 Incentive Share Award Plan, as amended, or our 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 2,000 shares per year as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The 1995 Plan was approved by HPT as our sole shareholder prior to our spin off from HRPT. The 2003 Plan was approved by our Board of Trustees. The terms of grants made under the Award Plans are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1995 Plan)	None.	None.	2,578,222	(1)
Equity compensation plans not approved by security holders (2003 Plan)	None.	None.	2,578,222	(1)
Total	None.	None.	2,578,222	(1)

(1)
Pursuant to the terms of the Award Plans, in no event shall the aggregate combined number of shares issued under both plans combined exceed 3,128,791; 2,578,222 represents the combined total shares available under both plans on December 31, 2009. Since the Award Plans were established, 550,569 share awards have been granted. When share awards are granted under either Award Plan, it reduces the aggregate combined number of shares available under both plans.

        Payments by us to RMR are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person

Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement as filed with the SEC.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement as filed with the SEC.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement as filed with the SEC.

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

(b)
Exhibits

3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2007.)
3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
3.3	Articles Supplementary dated as of May 16, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
3.4	Articles Supplementary dated as of December 9, 2002. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
3.5	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2007.)
3.6	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
3.7	Amended and Restated Bylaws of the Company, dated as of January 13, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.3	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.4	Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.5	Supplemental Indenture No. 4, dated as of July 14, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
4.6	Supplemental Indenture No. 5, dated as of July 28, 2000, between the Company and State Street Bank and Trust Company, relating to the Company's 9.125% Senior Notes due 2010, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
4.7	Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to the Company's 6.85% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
4.8	Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, relating to the Company's 6 3/4% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.9	Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company's 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 2005.)
4.10	Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company's 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
4.11	Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company's 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
4.12	Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company's 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2007.)
4.13	Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company's 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
4.14	Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to the Company's 7.875% Senior Notes due 2014, including form thereof. (Filed herewith.)

4.15	Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2007.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Amended and Restated Business Management Agreement, dated as of January 13, 2010, among the Company, Reit Management & Research LLC, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
10.2	Amended and Restated Property Management Agreement, dated as of January 13, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
10.3	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 18, 2009.)
10.4	The Company's 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11 (File No. 33-92330).)
10.5	Amendment to the Company's 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2003.)
10.6	The Company's 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2003.)
10.7	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.8	Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.9	Amended and Restated Credit Agreement, dated as of May 23, 2005, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 23, 2005.)
10.10	First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 2006.)
10.11	Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 2007.)
10.12	Master Lease Agreement, dated as of April 30, 1999, among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.13	Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2007.)

10.14	Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2007.)
10.15	Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2007.)
10.16	First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2008.)
10.17	Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2007.)
10.18	Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2007.)
10.19	First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.)
10.20	Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008.)
10.21	Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited Hospitality Properties Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Hospitality Properties Trust and our report dated February 24, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2010

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2009	2008
Assets
Real estate properties, at cost:
Land	$1,392,472	$1,392,614
Buildings, improvements and equipment	5,074,659	5,015,270

	6,467,131	6,407,884
Accumulated depreciation	(1,260,624)	(1,060,203)

	5,206,507	5,347,681
Cash and cash equivalents	130,399	22,450
Restricted cash (FF&E escrow)	25,083	32,026
Other assets, net	186,381	170,580

	$5,548,370	$5,572,737

Liabilities and Shareholders' Equity
Revolving credit facility	$—	$396,000
Senior notes, net of discounts	1,934,818	1,693,730
Convertible senior notes, net of discount	255,269	545,772
Mortgage payable	3,474	3,558
Security deposits	151,587	169,406
Dividends payable	4,754	4,754
Accounts payable and other liabilities	103,678	128,078
Due to affiliate	2,859	3,012

Total liabilities	2,456,439	2,944,310

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, respectively, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest; $0.01 par value; 150,000,000 shares authorized, 123,380,335 and 93,991,635 shares issued and outstanding, respectively	1,234	940
Additional paid-in capital	3,462,209	3,093,827
Accumulated other comprehensive income (loss)	3,230	(511)
Cumulative net income	2,021,162	1,827,821
Cumulative preferred distributions	(153,521)	(123,641)
Cumulative common distributions	(2,632,522)	(2,560,148)

Total shareholders' equity	3,091,931	2,628,427

	$5,548,370	$5,572,737

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Hotel operating revenues	$715,615	$899,474	$941,455
Rental income:
Minimum rent	301,058	322,949	310,764
Percentage rent	1,426	5,102	6,055

	302,484	328,051	316,819
FF&E reserve income	18,934	23,837	22,286
Interest income	214	1,312	4,919

Total revenues	1,037,247	1,252,674	1,285,479

Expenses:
Hotel operating expenses	460,869	620,008	657,000
Interest (including amortization of deferred financing costs and debt discounts of $11,046, $13,726 and $11,252, respectively)	143,410	156,844	148,110
Depreciation and amortization	245,868	239,166	216,688
General and administrative	39,660	37,751	37,223
Loss on asset impairment	—	53,225	1,332
Reserve for straight line rent receivable	—	19,613	—
TA spin off costs	—	—	2,711

Total expenses	889,807	1,126,607	1,063,064

Income before gain on extinguishment of debt, gain on sale of real estate and income taxes	147,440	126,067	222,415
Gain on extinguishment of debt	51,097	—	—
Gain on sale of real estate, net	—	114	—

Income before income taxes	198,537	126,181	222,415
Income tax expense	(5,196)	(1,846)	(2,191)

Income from continuing operations	193,341	124,335	220,224
Income from discontinued operations	—	—	7,440
Gain on sale of real estate used by discontinued operations	—	—	95,711

Net Income	193,341	124,335	323,375
Preferred distributions	(29,880)	(29,880)	(26,769)

Net income available for common shareholders	$163,461	$94,455	$296,606

Weighted average common shares outstanding	107,984	93,944	93,109

Basic and diluted earnings per common share:
Income from continuing operations available for common shareholders	$1.51	$1.01	$2.08
Income from discontinued operations available for common shareholders	—	—	1.11

Net income available for common shareholders	$1.51	$1.01	$3.19

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series B		Series C
											Accumulated Other Comprehensive Gain (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total	Comprehensive Income
Balance at December 31, 2006	3,450,000	$83,306	—	$—	$(66,992)	86,284,251	$863	$(1,653,435)	$2,703,687	$1,380,111	$—	$2,447,540	$—
Issuance of shares, net	—	—	12,700,000	306,833	—	7,550,000	75	—	343,376	—	—	650,284	—
Common share grants	—	—	—	—	—	58,468	1	—	1,818	—	—	1,819	—
Issuance of convertible senior notes	—	—	—	—	—	—	—	—	42,813	—	—	42,813	—
Net income	—	—	—	—	—	—	—	—	—	323,375	—	323,375	323,375
Distributions	—	—	—	—	(26,769)	—	—	(280,158)	—	—	—	(306,927)	—
Distribution of TA	—	—	—	—	—	—	—	(337,250)	—	—	—	(337,250)	—

Balance at December 31, 2007	3,450,000	83,306	12,700,000	306,833	(93,761)	93,892,719	939	(2,270,843)	3,091,694	1,703,486	—	2,821,654	323,375
Issuance of shares, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Common share grants	—	—	—	—	—	98,916	1	—	2,133	—	—	2,134	—
Net income	—	—	—	—	—	—	—	—	—	124,335	—	124,335	124,335
Distributions	—	—	—	—	(29,880)	—	—	(289,305)	—	—	—	(319,185)	—
Unrealized loss on TA common stock	—	—	—	—	—	—	—	—	—	—	(511)	(511)	(511)

Balance at December 31, 2008	3,450,000	83,306	12,700,000	306,833	(123,641)	93,991,635	940	(2,560,148)	3,093,827	1,827,821	(511)	2,628,427	123,824
Issuance of shares, net	—	—	—	—	—	29,325,000	293	—	372,761	—	—	373,054	—
Common share grants	—	—	—	—	—	63,700	1	—	623	—	—	624	—
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(5,002)	—	—	(5,002)	—
Net income	—	—	—	—	—	—	—	—	—	193,341	—	193,341	193,341
Distributions	—	—	—	—	(29,880)	—	—	(72,374)	—	—	—	(102,254)	—
Unrealized gain on TA common stock	—	—	—	—	—	—	—	—	—	—	3,741	3,741	3,741

Balance at December 31, 2009	3,450,000	$83,306	12,700,000	$306,833	$(153,521)	123,380,335	$1,234	$(2,632,522)	$3,462,209	$2,021,162	$3,230	$3,091,931	$197,082

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$193,341	$124,335	$323,375
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	245,868	239,166	218,319
Amortization of deferred financing costs and debt discounts as interest	11,046	13,726	11,252
Straight line rental income	—	(3,780)	(15,851)
Reserve for straight line rent receivable	—	19,613	—
Security deposits applied to payment shortfalls	(17,813)	—	—
Other non-cash (income) expense, net	(2,107)	(992)	(4,363)
FF&E reserve income and deposits	(49,218)	(63,047)	(57,912)
Gain on sale of real estate, net	—	(114)	—
Gain on sale of real estate used by discontinued operations	—	—	(95,711)
Gain on extinguishment of debt	(51,097)	—	—
Loss on asset impairment	—	53,225	1,332
Changes in assets and liabilities:
Decrease (increase) in other assets	1,297	5,676	(14,089)
(Decrease) increase in accounts payable and other	(11,048)	(10,767)	19,147
(Decrease) increase in due to affiliate	(153)	(1,605)	2,730

Cash provided by operating activities	320,116	375,436	388,229

Cash Flows From Investing Activities:
Real estate acquisitions	(9,807)	(127,133)	(2,629,215)
FF&E reserve fundings	(63,390)	(34,001)	(64,241)
Net proceeds from sale of real estate used by discontinued operations	—	—	205,350
Decrease in security deposits	—	—	(15,960)
Net proceeds from sale of real estate	—	15,969	—
Investment in affiliated insurance company	(5,134)	—	—

Cash used in investing activities	(78,331)	(145,165)	(2,504,066)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	373,056	—	343,451
Proceeds from issuance of preferred shares, net	—	—	306,833
Issuance of senior notes, net of discount	296,961	—	645,843
Issuance of convertible senior notes	—	—	575,000
Repurchase of convertible senior notes	(258,102)	—	—
Repurchase of senior notes	(45,239)	—	—
Repayment of senior notes	—	(150,000)	—
Draws on revolving credit facility	389,000	598,000	1,022,000
Repayments of revolving credit facility	(785,000)	(360,000)	(864,000)
Draws on interim credit facility	—	—	1,400,000
Repayments of interim credit facility	—	—	(1,400,000)
Deferred finance costs incurred	(2,258)	(37)	(17,892)
Distributions to preferred shareholders	(29,880)	(29,880)	(23,929)
Distributions to common shareholders	(72,374)	(289,305)	(280,158)
Distribution of TA to common shareholders	—	—	(121,166)

Cash (used in) provided by financing activities	(133,836)	(231,222)	1,585,982

Increase (decrease) in cash and cash equivalents	107,949	(951)	(529,855)
Cash and cash equivalents at beginning of year	22,450	23,401	553,256

Cash and cash equivalents at end of year	$130,399	$22,450	$23,401

Supplemental Information:
Cash paid for interest	$127,869	$141,813	$119,200
Cash paid for income taxes	$6,055	$3,897	$1,604
Non-cash investing activities:
Property managers deposits in FF&E reserve	51,143	71,760	58,668
Purchases of fixed assets with FF&E reserve	(78,433)	(101,869)	(122,138)
Non-cash financing activities:
Issuance of common shares	624	2,134	1,819
Discount on convertible debt issuance	—	—	43,770
Distribution of net assets of TA to common shareholders	—	—	(216,084)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

(dollars in thousands, except per share data)

1. Organization

        Hospitality Properties Trust, or HPT, we or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2009, HPT, directly and through subsidiaries, owned 289 hotels and 185 travel centers.

        At December 31, 2009, our properties were leased or operated by subsidiaries of the following companies: Host Hotels & Resorts, Inc., or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group PLC, or InterContinental; Barceló Crestline Corporation, or Barceló Crestline; Hyatt Hotels Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and TravelCenters of America LLC, or TA. Hereinafter these hotel and travel center operators are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

        Consolidation.    These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated.

        We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity as defined in the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. Under this Topic, the entity that receives the majority of the potential variability in gains and losses of the variable interest entity, with the primary focus on losses, is the variable interest entity's primary beneficiary, and is required to consolidate the variable interest entity. When one of our TRSs enters a new operating agreement or materially modifies an existing operating agreement with a third party hotel manager, we are required to assess if our TRS or the hotel manager is or continues to be the primary beneficiary. This assessment requires us to make estimates of the future cash flows of our TRS. Incorrect assumptions or estimates of, among other things, future occupancy, average daily room rate and operating expenses of our hotels may result in an inaccurate determination of the primary beneficiary. We have concluded that we must consolidate each of our TRSs because we are the primary beneficiary.

        Real Estate Properties.    We record real estate properties at cost. We record the cost of real estate acquired at the fair value of building, land, furniture, fixtures and equipment, and, if applicable, in place leases, above or below market leases and customer relationships. We allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill. We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        Intangible Assets and Liabilities.    Intangible assets consist of acquired trademarks and tradenames and below market ground leases. Intangible liabilities consist of acquired above market ground leases. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in the accompanying consolidated balance sheets. At December 31, 2009 and 2008, our intangible assets and liabilities were as follows:

	As of December 31,
	2009	2008
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $16,855 and $14,684, respectively	32,222	34,393

	$121,597	$123,768

Liabilities:
Above market ground leases, net of accumulated amortization of $4,090 and $3,356, respectively	$6,560	$7,294

        We amortize above and below market ground leases on a straight line basis over the term of the lease (20 and 13 years on a weighted average basis for intangible assets and liabilities, respectively). For the years ended December 31, 2009, 2008 and 2007, amortization relating to intangible assets was $2,171, $2,284 and $3,284, respectively, and amortization relating to intangible liabilities was $734, $827 and $1,206, respectively. As of December 31, 2009, we project future amortization expense relating to above and below market ground leases as follows:

	Intangible Assets	Intangible Liabilities
2010	$2,170	$(726)
2011	2,170	(695)
2012	2,170	(653)
2013	2,170	(653)
2014	2,170	(653)
Thereafter	21,372	(3,180)

	$32,222	$(6,560)

        We do not amortize our indefinite lived trademarks and tradenames, but we review the assets at least annually for impairment and reassess their classification as indefinite lived assets. In addition, we

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in value. We determine the amount of an impairment loss by comparing the historical carrying value of the intangible asset to its estimated fair value. The significant increase in the price of diesel fuel during the first half of 2008 and the concurrent economic downturn were material changes in the market conditions in which our travel centers are operated. As a result, during the second quarter of 2008, we evaluated our trademarks and tradenames for impairment and recorded a $53,225 loss on asset impairment to write down those assets to their estimated fair market value.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

        Restricted Cash.    Restricted cash, or FF&E reserve escrows, consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $12,902 and $18,630 at December 31, 2009 and 2008, respectively, net of accumulated amortization of $21,999 and $14,013, respectively, and are included in other assets, net, in the accompanying consolidated balance sheets. We expect that future amortization of deferred financing fees with respect to our loans as of December 31, 2009 will be approximately $3,726 in 2010, $2,904 in 2011, $1,911 in 2012, $1,426 in 2013, $1,225 in 2014 and $1,710, thereafter.

        Revenue Recognition.    We report hotel operating revenues for managed hotels in our consolidated statement of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2009 and $14,930 and $24,181 in 2008 and 2007, respectively.

        We recognize rental income from operating leases on a straight line basis over the life of the lease agreements. We increased rental income by $3,779, and $15,851 to record rent on the straight line basis in 2008 and 2007, respectively. In the 2008 second quarter we ceased recognition of straight line rental income relating to our lease with TA for 145 travel centers and recorded a $19,613 charge to fully reserve the related straight line rent receivable. See Note 9 for further information relating to TA.

        We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had percentage rental income of $1,426, $5,102 and $6,055 in 2009, 2008 and 2007, respectively.

        We own all the FF&E reserve escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for hotels leased to our TRSs as FF&E reserve income.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

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

        Subsequent Events.    In preparing these consolidated financial statements, we evaluated events that occurred through February 24, 2010, the date of issuance of these consolidated financial statements, for potential recognition or disclosure.

        Segment Information.    As of December 31, 2009, we have two reportable business segments: hotel and travel center real estate investments.

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

        The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2004 through 2009 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

        Accumulated Other Comprehensive Income (Loss).    Accumulated other comprehensive income (loss) consists of the unrealized gains and losses on TA common shares we own, as described in Note 9.

        New Accounting Pronouncement.    In June 2009, the FASB issued the Codification, which is the single source of authoritative non-governmental GAAP to be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not cause any change to our current accounting practices.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer will recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions. This Topic is effective for fiscal years beginning after December 15, 2008, and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs when we engage in a transaction that falls within the scope of this standard.

        Effective January 1, 2009, we adopted the Debt With Conversion and Other Options Topic of the Codification, as described in Note 6.

        Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification. This Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. See above for the required disclosure.

        Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification. See Note 12 for the required disclosure.

        Effective for fiscal years beginning after November 15, 2009, the Consolidation Topic of the Codification requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The previous standard required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred. This Topic has been updated to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. We do not anticipate that the implementation of this guidance will have any material effect on our financial statements.

3. Shareholders' Equity

        We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the years ended December 31, 2009, 2008 and 2007, we awarded 52,700 common shares with an aggregate market value of $1,089, 31,125 common shares with an aggregate market value of $640 and 23,290 common shares with an aggregate market value of $950, respectively, to our officers and certain employees of our manager Reit Management & Research LLC, or RMR, pursuant to these plans. In addition, we awarded each of our trustees 2,000 common shares in 2009 with an aggregate market value of $127 ($25.4 per trustee), 1,000 common shares each in 2008 with an aggregate value of $160 ($32 per trustee) and 750 common shares in 2007 with an aggregate value of $166 ($33.2 per trustee), as part of their annual fees. We also issued 1,000 common shares with a value of $12 in 2009 to our new trustee as his initial annual fee. The shares awarded to our trustees vest

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

immediately. The shares awarded to our officers and certain employees of our manager vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and are included in general and administrative expense in the accompanying consolidated statements of income. At December 31, 2009, 2,578,222 of our common shares remain reserved for issuance under the Award Plans.

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

        On June 24, 2009, we sold 17,500,000 of our common shares at a price of $11.50 per share in a public offering. On July 1, 2009, we sold 2,625,000 of our common shares at a price of $11.50 per share pursuant to an overallotment option granted to the underwriters. We used the net proceeds from these sales (approximately $221,324 after underwriting and other offering expenses) to repay a portion of the borrowings outstanding under our revolving credit facility.

        On August 14, 2009, we sold 8,000,000 of our common shares at a price of $17.25 per share in a public offering. On August 26, 2009, we sold 1,200,000 of our common shares at a price of $17.25 per share pursuant to an overallotment option granted to the underwriters. We used the net proceeds from these sales (approximately $151,732 after underwriting and other offering expenses) to repay all borrowings outstanding under our revolving credit facility and for general business purposes.

        On April 8, 2009, we announced the suspension of our regular quarterly common share distributions for 2009 as a result of conditions in the capital markets. On December 7, 2009, we announced our intention to resume making regular quarterly common share distributions in 2010. On January 13, 2010, we announced a regular quarterly common dividend of $0.45 per share ($1.80 per share per year) payable to shareholders of record on January 25, 2010; we paid this distribution on February 23, 2010. Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2008 and 2007 were $3.08 per share and $3.06 per share, respectively.

4. Management Agreements and Leases

        As of December 31, 2009, we owned 289 hotels and 185 travel centers which are included in one of 13 operating agreements. We do not operate any of our properties.

        197 of our hotels are leased to our TRSs and managed by an independent hotel operating company and 92 are leased to third parties. Our hotel properties are managed by or leased to separate subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Barceló Crestline, Hyatt, and Carlson under 11 agreements. Our hotel agreements have initial terms expiring between 2010 and 2031. Each of these agreements is for between 1 and 76 of our hotels. The agreements

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total 20 to 40 years. In November 2008, Host notified us that it will not renew its lease for 18 hotels when it expires on December 31, 2010; upon expiration of this lease, we expect to lease these 18 hotels to one of our TRSs and to continue the existing management agreement with Marriott. Each agreement generally requires the third party manager or tenant to: (i) make payments to us of minimum returns or minimum rents; (ii) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; (iii) make payments to us of percentage returns or rent of 5% to 10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or tenants have provided deposits or guarantees to secure their obligation to pay us.

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

        As of December 31, 2009, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining current terms as follows:

2010	$587,442
2011	570,989
2012	576,045
2013	516,839
2014	516,640
Thereafter	5,253,546

Total	$8,021,501

        As of December 31, 2009, the average remaining current terms of our leases and management agreements, weighted based on minimum returns or rents from parties other than our TRSs, was approximately 13.3 years.

        During the twelve months ended December 31, 2009, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

        During the twelve months ended December 31, 2009, the payments we received under our Marriott No. 3 contract which requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $9,218 and $8,595, respectively, less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies. Also, during the period between

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

December 31, 2009 and February 24, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $5,220 and $2,430, respectively, and we applied the security deposits we hold to cover these amounts. At February 24, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $21,766 and $17,483, respectively.

        At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. We believe the remaining amounts of security deposits we hold from Marriott and from Crestline for these contracts will exceed the 2010 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not yet determined what additional actions, if any, we may take as a result of these defaults.

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

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants funding for capital improvements to our properties in excess of amounts available in escrowed FF&E reserves. To the extent that we make such additional fundings, our minimum returns or rent generally increase by a percentage of the amount we fund. At December 31, 2009, we expected to provide funding for capital improvements at our hotels of approximately $110,000 in 2010.

        In May 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase from TA of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year. The amendment provides that TA may accelerate our purchase of the specified capital improvements. In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amendment. We purchased from TA an aggregate of $8,466 of capital improvements in 2009, an aggregate of $77,393 in 2008 and an aggregate of $26,438 in 2007. As of December 31, 2009, our remaining undiscounted purchase commitment under this lease is $7,285.

        We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. We are amortizing the $44,281 balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

unamortized balance of $26,569 at December 31, 2009, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt. We expect that future amortization of the retained deposits and the value of other property as of December 31, 2009 will be approximately $2,952 in 2010, $2,952 in 2011, $2,952 in 2012, $2,952 in 2013, $2,952 in 2014 and $11,809 thereafter.

5. Real Estate Properties

        Our real estate properties, at cost, consisted of land of $1,392,472, buildings and improvements of $4,546,106 and furniture, fixtures and equipment of $528,553, as of December 31, 2009; and land of $1,392,614, buildings and improvements of $4,483,190 and furniture, fixtures and equipment of $532,080 as of December 31, 2008.

        During 2009, 2008 and 2007, we invested $63,390, $34,001 and $64,241, respectively, in certain of our properties that are leased to or managed by others, which resulted in increases in our annual minimum returns and rents of $5,627, $3,257 and $6,003 in 2008, 2007 and 2006, respectively.

        At December 31, 2009, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 25 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $110 to $660 per year; future rents under two ground leases have been pre-paid. Twenty-one of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from 9 to 41 years with rents ranging from approximately $3 to $2,020 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

6. Indebtedness

        At December 31, 2009 and 2008, our indebtedness was as follows:

	As of December 31,
	2009	2008
Senior Notes, due 2010 at 9.125%	$50,000	$50,000
Senior Notes, due 2012 at 6.85%	100,829	125,000
Senior Notes, due 2013 at 6.75%	287,000	300,000
Senior Notes, due 2014 at 7.875%	300,000	—
Senior Notes, due 2015 at 5.125%	280,000	300,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Convertible Senior Notes, due 2027 at 3.8%	264,750	575,000
Unamortized discounts	(17,492)	(35,498)

Total unsecured senior notes	2,190,087	2,239,502
Unsecured revolving credit facility	—	396,000
Mortgage Note, due 2011 at 8.3%	3,474	3,558

	$2,193,561	$2,639,060

        All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

        During the twelve months ended December 31, 2009, we repurchased $367,421 of our 3.8% convertible senior notes and various issues of our senior notes for an aggregate purchase price of $303,341, excluding accrued interest, and recognized a $51,097 gain on extinguishment of debt, net of unamortized discount, issuance costs and a portion of the equity component attributable to the conversion feature.

        On August 12, 2009, we issued $300,000 of 7.875% senior notes due 2014 in a public offering. Net proceeds from this offering ($294,703 after underwriting and other offering expenses) were used to repay a portion of the borrowings outstanding under our revolving credit facility.

        We have $264,750 of 3.8% convertible senior notes due 2027. The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

        The Debt With Conversion and Other Options Topic of the Codification requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

in a manner that reflects the issuer's non-convertible debt borrowing rate at the time of issuance. Our 3.8% convertible senior notes are within the scope of this Topic; and therefore we measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (March 15, 2012). The conversion option was valued at $43,770 as of the time of issuance, which resulted in an increase to additional paid-in capital. All periods presented in our financial statements have been adjusted to reflect the application of this Topic retrospectively. The implementation of this Topic resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. The implementation of this Topic resulted in the following:

  •
  At December 31, 2008, shareholders equity increased by $25,560.

  •
  Interest expense for the years ended December 31, 2009, 2008 and 2007 was increased by non-cash amortization of $6,910, or $0.06 per share, $9,660, or $0.10 per share, and $7,593, or $0.08 per share, respectively.

  •
  During 2009, our repurchase of $310,250 of the notes reduced the equity component attributable to the conversion feature of the notes by $5,002. The equity component of the notes as of December 31, 2009 is $38,768.

  •
  The unamortized discount on the notes was $9,481 and $29,228 as of December 31, 2009 and December 31, 2008, respectively. The unamortized discount is being amortized through March 15, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

        We have a $750,000, interest only, unsecured revolving credit facility with a group of institutional lenders. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of an extension fee of $1,500. Funds may be drawn, repaid and redrawn until maturity, and no principal payment is due until maturity. The interest rate on drawings under the credit facility is LIBOR plus a spread. As of December 31, 2009, we had no outstanding borrowings under our revolving credit facility and $750,000 available to be drawn for acquisitions and general business purposes. During 2009, 2008 and 2007, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 1.0%, 3.3% and 5.9%, respectively.

        Our revolving credit facility agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants during the periods presented.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

7. Income Taxes

        Our provision for income taxes consists of the following:

	For the years ended December 31,
	2009	2008	2007
Current—Federal	$600	$—	$70
State	4,529	1,586	1,410
Foreign	140	410	761

	5,269	1,996	2,241

Deferred—Federal	—	—	—
State	—	—	—
Foreign	(73)	(150)	(50)

	(73)	(150)	(50)

Income tax provision	$5,196	$1,846	$2,191

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the year ended December 31,
	2009	2008	2007
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	5.4%	4.6%	4.2%
Alternative Minimum Tax	0.3%	0.0%	0.1%
Foreign taxes	(0.2)%	(1.3)%	0.2%
Change in valuation allowance	(1.4)%	3.5%	(0.5)%
Other differences, net	(1.4)%	(5.4)%	(3.4)%

Effective tax rate	2.7%	1.4%	0.6%

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2009	2008
Deferred tax assets:
Tax credits	$11,995	$11,857
Tax loss carry forwards	70,763	73,652
Other	2,754	2,457

	85,512	87,966
Valuation allowance	(85,396)	(87,870)

	116	96

Deferred tax liabilities:
Puerto Rico basis difference	(9,270)	(9,323)

	(9,270)	(9,323)

Net deferred tax liabilities	$(9,154)	$(9,227)

        Deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

        At December 31, 2009 and 2008, we had a deferred tax liability related to the hotel we purchased in Puerto Rico. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation's tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated as the successor to the acquired corporation's federal income tax attributes, including its adjusted tax bases. Because we opted not to make a similar election under Puerto Rico tax law, we recorded in purchase accounting a deferred tax liability for these basis differences at our effective Puerto Rico tax rate.

        On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2009 and 2008, we had a net deferred tax asset, prior to any valuation allowance, of $64,373 and $73,946, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2009 and 2008. As of December 31, 2009 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $135,392 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,600 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

        At December 31, 2009 and 2008, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $17,951 and $11,894, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2009 and 2008. As of December 31, 2009, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $45,016 which begin to expire in 2023 if unused.

8. Transactions with Affiliates

        We have no employees. We have two agreements with RMR to originate and present investment and divestment opportunities to us and to provide management and administrative services to us: a business management agreement and a property management agreement to operate an office building which we acquired in connection with an adjacent hotel. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of our average real estate investments, as described in the agreement, up to the first $250,000 of such investments and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our cash available for distribution per share, as defined in the business management agreement. The incentive fee is paid in common shares. Our property management agreement with RMR provides for management fees relating to the office building equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Aggregate fees earned by RMR from us, excluding incentive fees, for the years ended 2009, 2008 and 2007 were $32,951, $32,469 and $29,937, respectively. Incentive fees earned by RMR from us and paid in restricted common shares for 2007 were $1,713. No incentive fees were earned by RMR in 2009 or 2008. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs of providing that function for 2009, 2008 and 2007 were $220, $222 and $169, respectively, which amounts are in addition to the aggregate fees to RMR described above.

        Renewals or extensions of our management agreements with RMR are subject to the annual reviews by our Independent Trustees. Under our business management agreement, RMR has agreed not to provide business management services to any other REIT that is principally engaged in the business of ownership of hotel or travel center properties without the consent of our Independent Trustees. Any termination of our business management agreement with RMR would cause a default under our revolving credit facility, if not approved by a majority of our lenders.

        TA was formerly our wholly owned subsidiary. On January 31, 2007, we distributed all of the then outstanding common shares of TA to our common shareholders. In connection with this spin off, we entered into a transaction agreement with TA and RMR. That agreement provided for certain of the steps in the restructuring of the TA business and the spin off. In addition, under this agreement TA entered into a business management and shared services agreement with RMR, TA granted to us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest it owns or acquires in a travel center before it is purchased, sold, leased, mortgaged or otherwise financed with another

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

8. Transactions with Affiliates (Continued)

party, and TA agreed to indemnify us for liabilities relating to its business and operations for periods before and after the spin off and for liabilities relating to the ownership and operation of the leased travel centers which arise during the term of our lease with TA. As further described in Note 4 above, we lease our travel centers to TA and have certain commitments to purchase capital improvements from TA. In addition, as described in Note 9, in August 2008, we entered into a rent deferral agreement with TA.

        RMR provides management services to us and to TA. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our Managing Trustees. Each of our executive officers is also an officer of RMR. All transactions between us and RMR are approved by our compensation committee, which is composed of our Independent Trustees. Our leases with TA and the matters affecting those leases were approved by our trustees who are independent of TA and RMR and by TA's directors who are independent of us and RMR. Nevertheless, because of our historical and existing relationships with TA and RMR, our dealings with TA and RMR should be considered related person transactions involving conflicts of interest.

        As of December 31, 2009, we have invested $5,134 in Affiliates Insurance Company, or AIC, an insurance company, that is owned by RMR, our manager, and companies to which RMR provides management services. We own 14.29% of the common shares of AIC which has a current carrying value of $5,000. Although we own less than 20% of AIC, we use the equity method of accounting to account for our investment in AIC because we believe we have significant influence over AIC since each of our trustees is a director of AIC and since we expect to purchase some of our insurance from AIC. Our consolidated statements of income includes $134 in 2009 as our equity in the losses of AIC.

9. Concentration

Geographic Concentration

        At December 31, 2009, our 474 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 6% and 12% of our properties, by investment, were located in each of California, Texas and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. Concentration (Continued)

Credit Concentration

        All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each management or lease agreement is shown below, as of December 31, 2009.

Agreement Reference Name	Number of Properties	Minimum Return / Minimum Rent	% of Total	Investment(1)	% of Total
Marriott No. 1	53	$59,405	10%	$595,428	9%
Marriott No. 2	18	21,426	3%	214,448	3%
Marriott No. 3	34	44,199	8%	427,543	7%
Marriott No. 4	19	28,509	5%	274,222	4%
Marriott No. 5	1	9,350	1%	90,078	1%
InterContinental (No. 1)	31	37,882	6%	436,708	7%
InterContinental (No. 2)	76	50,000	9%	589,405	9%
InterContinental (No. 3)	14	44,258	8%	512,373	8%
InterContinental (No. 4)	10	21,541	4%	245,185	4%
Hyatt	22	22,037	4%	301,942	5%
Carlson	11	12,920	2%	202,251	3%
TA (No. 1)	145	166,028	29%	1,840,820	29%
TA (No. 2)	40	66,177	11%	705,506	11%

Total	474	$583,732	100%	$6,435,909	100%

(1)
Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.

        Guarantees support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($31,608 remaining at December 31, 2009). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ($35,543 remaining at December 31, 2009). The combined guarantee provided by InterContinental for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($64,920 remaining at December 31, 2009) and will expire if and when the hotels achieve stipulated operating results. The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited and does not expire. The guarantees provided by TA are not limited and do not expire.

        Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2009, we hold security deposits for our 53 hotels leased to Host and subleased to Barceló Crestline ($50,540), 18 hotels leased to Host and subleased to Barceló Crestline ($17,220), 34 hotels managed by Marriott ($26,986), 19 hotels leased to Barceló Crestline ($19,913) and 55 hotels managed or leased by InterContinental ($36,872).

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. Concentration (Continued)

        All of our managed hotel portfolios generated net financial results above the guaranteed minimum returns due us in 2008. Operations at some of our managed hotels generated net financial results that were $75,205 and $9,780 less than the guaranteed minimum returns due us in 2009 and 2007, respectively. These amounts were paid by the hotel managers or their guarantors or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold, and are reflected as a reduction of hotel operating expenses in our consolidated statements of income.

Significant Tenant

        TA is the lessee of 40% of our investments, at cost, as of December 31, 2009. We recorded aggregate rent of $171,849 in 2009, $196,709 in 2008 and $179,512 in 2007 under our leases with TA. As of December 31, 2009, 2008 and 2007, we had accruals for unpaid amounts of $13,954, $13,614 and $17,987, respectively, owed to us by TA, excluding any deferred rents. The following table presents summary audited financial information for TA for its fiscal year ended December 31, 2009, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. Concentration (Continued)

Summary Audited Financial Information of TravelCenters of America LLC and
TravelCenters of America, Inc.
(in thousands)

	TA			TravelCenters
	Year ended December 31,		Eleven months ended December 31,	One month ended January 31,
	2009	2008	2007	2007
Operations
Total revenues	$4,699,820	$7,658,379	$5,813,475	$352,682
Total cost of goods sold	3,822,277	6,678,206	5,056,201	298,172
Net loss	(89,874)	(40,201)	(101,308)	(22,048)
Cash Flows
Net cash provided by (used in) operating activities	52,727	79,453	(114,852)	40,025
Net cash used in investing activities	(42,663)	(87,480)	(180,787)	(7,141)
Net cash provided by (used in) financing activities	—	4,801	199,337	(8,224)
Net increase (decrease) in cash	10,116	(3,360)	(96,133)	24,653
Cash and cash equivalents at the beginning of the period	145,516	148,876	245,009	55,297
Cash and cash equivalents at the end of the period	155,632	145,516	148,876	79,950
Financial Position
Current assets	410,598	409,007	746,014	—
Noncurrent assets	474,762	480,790	517,307	—
Current liabilities	219,685	200,951	567,783	—
Noncurrent liabilities	350,922	286,519	256,098	—
Total shareholders' equity	314,753	402,327	439,440	—

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

        On August 11, 2008, we entered into a rent deferral agreement with TA. Significant terms of this arrangement include:

  •
  TA currently leases 185 travel centers from us under two leases for combined contractual rent of $19,184 per month. This rent amount periodically increases pursuant to formulas in the leases. TA has the option to defer its monthly rent payments to us by up to $5,000 per month for the period July 1, 2008 until December 31, 2010.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

9. Concentration (Continued)

  •
  TA is not obligated to pay cash interest on the deferred rent through December 31, 2009.

  •
  TA issued 1,540,000 TA common shares to us (9.6% of TA's shares outstanding immediately after this new issuance and 8.9% of TA's shares outstanding as of December 31, 2009). In the event TA does not defer monthly rental payments for the full permitted amounts through December 31, 2009, it may repurchase a pro-rata amount of TA shares issued to us for nominal consideration. As of December 31, 2009, 85,556 shares of TA common stock remained eligible for repurchase had TA not exercised its right to defer the full permitted rent of $5,000 on January 1, 2010. Subsequently, in January 2010, TA deferred this $5,000 and these shares can no longer be repurchased under this provision.

  •
  Unpaid rent deferrals bear interest payable to us monthly at the rate of 1% per month, beginning January 1, 2010. Accordingly, TA paid interest to us in the amount of $900 on February 1, 2010.

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

        TA accrued $60,000 and $30,000 of deferred rent in 2009 and 2008, respectively, under the rent deferral agreement. We have not recognized the deferred rent as revenue due to uncertainties regarding future payment of these amounts by TA.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

10. Selected Quarterly Financial Data (Unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254,343	$267,082	$264,451	$251,371
Net income	61,083	51,020	48,266	32,972
Net income available for common shareholders	53,613	43,550	40,796	25,502
Net income available for common shareholders per share(1)	.57	.46	.34	.21
Distributions per common share(2)	—	—	—	—

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$319,179	$338,775	$312,583	$282,137
Net income (loss)	53,399	(19,474)	37,951	52,459
Net income (loss) available for common shareholders	45,929	(26,944)	30,481	44,989
Net income (loss) available for common shareholders per share(1)	.49	(.29)	.32	.48
Distributions per common share(2)	.77	.77	.77	.77

(1)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)
Amounts represent distributions declared with respect to the periods shown. Distributions are generally paid in the quarterly period following the quarterly period to which they relate.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. Segment Information

        We have two reportable business segments: hotel investments and travel center investments.

	Year Ended December 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$715,615	$—	$—	$715,615
Minimum rent	129,210	171,848	—	301,058
Percentage rent	1,426	—	—	1,426
FF&E reserve income	18,934	—	—	18,934
Interest income	—	—	214	214

Total revenues	865,185	171,848	214	1,037,247
Hotel operating expenses	460,869	—	—	460,869

Operating income	404,316	171,848	214	576,378
Interest expense	—	—	143,410	143,410
Depreciation and amortization expense	163,024	82,844	—	245,868
General and administrative expense	—	—	39,660	39,660

Total expenses	163,024	82,844	183,070	428,938

Income (loss) before gain on extinguishment of debt and income taxes	241,292	89,004	(182,856)	147,440
Gain on extinguishment of debt	—	—	51,097	51,097

Income (loss) before income taxes	241,292	89,004	(131,759)	198,537
Income tax expense	—	—	(5,196)	(5,196)

Net income (loss)	$241,292	$89,004	$(136,955)	$193,341

Total assets	$3,128,108	$2,278,942	$141,320	$5,548,370

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	Year Ended December 31, 2008
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$899,474	$—	$—	$899,474
Minimum rent	124,396	198,553	—	322,949
Percentage rent	5,102	—	—	5,102
FF&E reserve income	23,837	—	—	23,837
Interest income	—	—	1,312	1,312

Total revenues	1,052,809	198,553	1,312	1,252,674
Hotel operating expenses	620,008	—	—	620,008

Operating income	432,801	198,553	1,312	632,666
Interest expense	—	—	156,844	156,844
Depreciation and amortization expense	155,488	83,678	—	239,166
General and administrative expense	—	—	37,751	37,751
Reserve on straight line rent receivable	—	19,613	—	19,613
Loss on asset impairment	—	53,225	—	53,225

Total expenses	155,488	156,516	194,595	506,599

Income (loss) before gain on sale of real estate and income taxes	277,313	42,037	(193,283)	126,067
Gain on sale of real estate	114	—	—	114

Income (loss) before income taxes	277,427	42,037	(193,283)	126,181
Income tax expense	—	—	(1,846)	(1,846)

Income (loss) from continuing operations	$277,427	$42,037	$(195,129)	$124,335

Total assets	$3,181,053	$2,350,097	$41,587	$5,572,737

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	Year Ended December 31, 2007
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$941,455	$—	$—	$941,455
Minimum rent	117,193	193,571	—	310,764
Percentage rent	6,055	—	—	6,055
FF&E reserve income	22,286	—	—	22,286
Interest income	—	—	4,919	4,919

Total revenues	1,086,989	193,571	4,919	1,285,479
Hotel operating expenses	657,000	—	—	657,000

Operating income	429,989	193,571	4,919	628,479
Interest expense	—	—	148,110	148,110
Depreciation and amortization expense	147,401	69,287	—	216,688
General and administrative expense	—	—	37,223	37,223
TA spin off costs	—	—	2,711	2,711
Loss on asset impairment	1,332	—	—	1,332

Total expenses	148,733	69,287	188,044	406,064

Income (loss) before income taxes	281,256	124,284	(183,125)	222,415
Income tax expense	—	—	(2,191)	(2,191)

Income (loss) from continuing operations	$281,256	$124,284	$(185,316)	$220,224

Total assets	$3,247,770	$2,378,651	$50,747	$5,677,168

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009

(dollars in thousands, except per share data)

12. Fair Value of Financial Instruments

        The carrying amount and the estimated fair value of each of our financial instruments are shown below:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$130,399	$130,399	$22,450	$22,450
Restricted cash	25,083	25,083	32,026	32,026
Investment securities	6,807	6,807	3,066	3,066

Total financial assets	$162,289	$162,289	$57,542	$57,542

Financial Liabilities
Revolving credit facility	$—	$—	$396,000	$396,000
Senior Notes, due 2010 at 9.125%	50,000	53,295	50,000	48,044
Mortgage Note, due 2011 at 8.3%	3,474	3,496	3,558	3,565
Senior Notes, due 2012 at 6.85%	100,829	106,453	125,000	99,523
Senior Notes, due 2013 at 6.75%	287,000	299,250	300,000	226,443
Senior Notes, due 2014 at 7.875%	300,000	321,020	—	—
Senior Notes, due 2015 at 5.125%	280,000	262,330	300,000	178,612
Senior Notes, due 2016 at 6.3%	275,000	258,907	275,000	157,813
Senior Notes, due 2017 at 5.625%	300,000	270,594	300,000	160,219
Convertible Senior Notes, due 2027 at 3.8%	264,750	265,280	575,000	217,978
Senior Notes, due 2018 at 6.7%	350,000	337,051	350,000	180,118
Unamortized discounts	(17,492)	—	(35,498)	—

Total financial liabilities	$2,193,561	$2,177,676	$2,639,060	$1,668,315

        The carrying amount of our cash and cash equivalents approximate their fair value. The fair value of our investment securities are based on quoted market prices (Level 1 inputs). We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing interest rates.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(dollars in millions)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
			Buildings & Improvements			Buildings & Improvements
	Encumbrances	Land		Improvements	Land		Total(1)
145 TravelCenters of America	$—	$586	$885	$131	$599	$1,003	$1,602
71 Courtyard Hotels	—	127	643	70	125	715	840
40 Petro Stopping Centers	—	229	401	51	241	440	681
76 Candlewood Hotels	3	86	457	4	85	462	547
35 Staybridge Suites	—	91	353	10	91	363	454
37 Residence Inns	—	69	334	39	70	372	442
12 Crowne Plaza Hotels	—	67	251	19	67	270	337
5 InterContinental Hotels	—	32	196	84	32	280	312
22 Hyatt Place	—	24	185	29	24	214	238
3 Marriott Hotels	—	14	90	34	13	125	138
12 TownePlace Suites	—	17	78	3	17	81	98
5 Radisson Hotels	—	7	81	4	7	85	92
5 Country Inns & Suites	—	6	58	6	6	64	70
3 Holiday Inns	—	10	24	14	10	38	48
1 Park Plaza Hotel	—	1	16	3	2	18	20
2 SpringHill Suites	—	3	15	1	3	16	19

Total (474 properties)	$3	$1,369	$4,067	$502	$1,392	$4,546	$5,938

(1)
Excludes $529 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
145 Travel Centers of America	$(147)	1962 through 2005	2007	10 - 40 Years
71 Courtyard Hotels	(217)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(55)	1975 through 2005	2007	10 - 40 Years
76 Candlewood Hotels	(111)	1996 through 2000	1997 through 2003	10 - 40 Years
35 Staybridge Suites	(88)	1989 through 2002	1996 through 2006	10 - 40 Years
37 Residence Inns	(111)	1989 through 2002	1998 through 2005	10 - 40 Years
12 Crowne Plaza Hotels	(31)	1971 through 1987	2006	10 - 40 Years
5 InterContinental Hotels	(38)	1924 through 1989	2006	10 - 40 Years
22 Hyatt Place	(60)	1992 through 2000	1997 through 2002	10 - 40 Years
3 Marriott Hotels	(30)	1972 through 1995	1998 through 2001	10 - 40 Years
12 TownePlace Suites	(22)	1997 through 2000	1998 through 2001	10 - 40 Years
5 Radisson Hotels	(28)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inns & Suites	(21)	1987 through 1997	1996 and 2005	10 - 40 Years
3 Holiday Inns	(5)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza Hotel	(6)	1987 through 1990	1996	10 - 40 Years
2 SpringHill Suites	(4)	1997 through 2000	2000 through 2001	10 - 40 Years

Total (474 properties)	$(974)

(1)
Excludes accumulated depreciation of $287 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2009
(dollars in thousands)

(A)
The change in total cost of properties for the period from January 1, 2007 to December 31, 2009, is as follows:

	2009	2008	2007
Balance at beginning of year	$5,875,450	$5,702,556	$3,627,587
Additions: acquisitions and capital expenditures	73,471	193,617	2,210,407
Dispositions	(10,721)	(20,723)	(135,438)

Balance at close of year	$5,938,200	$5,875,450	$5,702,556

(B)
The change in accumulated depreciation for the period from January 1, 2007 to December 31, 2009, is as follows:

	2009	2008	2007
Balance at beginning of year	$814,942	$654,224	$531,792
Additions: depreciation expense	169,580	165,898	148,799
Dispositions	(10,721)	(5,180)	(26,367)

Balance at close of year	$973,801	$814,942	$654,224

(C)
The net tax basis for federal income tax purposes of our real estate properties was $4,231,066 on December 31, 2009.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
	By:	/s/ JOHN G. MURRAY John G. Murray President and Chief Operating Officer
Dated: February 24, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. MURRAY John G. Murray	President and Chief Operating Officer	February 24, 2010
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2010
/s/ BRUCE M. GANS, M.D. Bruce M. Gans, M.D.	Trustee	February 24, 2010
/s/ JOHN L. HARRINGTON John L. Harrington	Trustee	February 24, 2010
/s/ WILLIAM A. LAMKIN William A. Lamkin	Trustee	February 24, 2010
/s/ ADAM D. PORTNOY Adam D. Portnoy	Trustee	February 24, 2010
/s/ BARRY M. PORTNOY Barry M. Portnoy	Trustee	February 24, 2010