Form 10-Q
period 2010-03-31
HOSPITALITY PROPERTIES TRUST
filed 2010-05-10
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 10, 2010: 123,390,335

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2010

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

PART I                               Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS

Real estate properties, at cost:
Land	$1,392,472	$1,392,472
Buildings, improvements and equipment	5,044,881	5,074,660
	6,437,353	6,467,132
Accumulated depreciation	(1,270,427)	(1,260,624)
	5,166,926	5,206,508
Cash and cash equivalents	116,958	130,399
Restricted cash (FF&E reserve escrow)	33,569	25,083
Other assets, net	182,373	186,380
	$5,499,826	$5,548,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Senior notes, net of discounts	$1,935,204	$1,934,818
Convertible senior notes, net of discount	256,300	255,269
Mortgage payable	3,451	3,474
Security deposits	142,071	151,587
Accounts payable and other liabilities	86,679	103,678
Due to affiliate	2,917	2,859
Dividends payable	4,754	4,754
Total liabilities	2,431,376	2,456,439

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 123,380,335 and 123,380,335 issued and outstanding, respectively	1,234	1,234
Additional paid in capital	3,462,209	3,462,209
Accumulated other comprehensive income	1,875	3,230
Cumulative net income	2,062,027	2,021,162
Cumulative preferred distributions	(160,991)	(153,521)
Cumulative common distributions	(2,688,043)	(2,632,522)
Total shareholders’ equity	3,068,450	3,091,931
	$5,499,826	$5,548,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Hotel operating revenues	$169,291	$175,701
Rental income	79,502	73,791
FF&E reserve income	5,315	4,803
Interest income	150	48
Total revenues	254,258	254,343

Expenses:
Hotel operating expenses	105,400	111,454
Interest (including amortization of deferred financing costs and debt discounts of $2,405 and $3,357, respectively)	36,905	36,541
Depreciation and amortization	60,537	61,848
General and administrative	9,610	9,599
Total expenses	212,452	219,442

Income before gain on extinguishment of debt and income taxes	41,806	34,901
Gain on extinguishment of debt	—	26,555
Income before income taxes	41,806	61,456
Income tax expense	(941)	(373)

Net income	40,865	61,083
Preferred distributions	(7,470)	(7,470)
Net income available for common shareholders	$33,395	$53,613

Weighted average common shares outstanding	123,380	93,992

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.27	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$40,865	$61,083
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,537	61,848
Amortization of deferred financing costs and debt discounts as interest	2,405	3,367
Security deposits applied to payment shortfalls	(9,516)	—
Other non-cash (income) expense, net	(489)	(729)
FF&E reserve income and deposits	(13,051)	(12,379)
Gain on extinguishment of debt	—	(26,555)
Changes in assets and liabilities:
Increase in other assets	(2,088)	(1,147)
Decrease in accounts payable and other	(19,699)	(29,732)
Increase (decrease) in due to affiliate	58	(87)
Cash provided by operating activities	59,022	55,669

Cash flows from investing activities:
Real estate acquisitions	(1,796)	(3,016)
FF&E reserve fundings	(7,656)	(45,921)
Investment in affiliated insurance company	(20)	(25)
Cash used in investing activities	(9,472)	(48,962)

Cash flows from financing activities:
Repurchase of convertible senior notes	—	(87,517)
Draws on revolving credit facility	—	185,000
Repayments of revolving credit facility	—	(35,000)
Distributions to preferred shareholders	(7,470)	(7,470)
Distributions to common shareholders	(55,521)	(72,374)
Cash used in financing activities	(62,991)	(17,361)
Decrease in cash and cash equivalents	(13,441)	(10,654)
Cash and cash equivalents at beginning of period	130,399	22,450
Cash and cash equivalents at end of period	$116,958	$11,796

Supplemental cash flow information:
Cash paid for interest	$60,164	$56,388
Cash paid for income taxes	28	130
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$11,521	$11,675
Property managers’ purchases with FF&E reserve	(10,691)	(28,555)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, or we, our or us, have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.

Note 2.  New Accounting Pronouncements

Effective January 1, 2010, we adopted the updated Consolidation Topic of the Codification that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The previous standard required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.  This Topic was updated to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and amended certain guidance for determining whether an entity is a variable interest entity.  The implementation of this guidance did not change our determination that each of our TRSs is a VIE that we must consolidate.

In January 2010, the FASB issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.  The implementation of this update did not, and is not expected to, cause any material changes to disclosures in our condensed consolidated financial statements.

In February 2010, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued. The implementation of this update did not have any material changes to the disclosures in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three months ended March 31, 2010 and 2009, respectively.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Beginning in the 2008 second quarter, we ceased recognition of straight line rental income for our lease with TravelCenters of America, or TA, for 145 TravelCenters.  See Note 10 for further information relating to TA.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $334 and $675 for the three months ended March 31, 2010 and 2009, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for our hotels.  We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.  We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2010 or 2009.

Note 5.  Shareholders’ Equity

Distributions

On January 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2010. On March 1, 2010, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on March 31, 2010, with respect to the period ended April 14, 2010. We paid this amount on April 15, 2010.

On February 16, 2010, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2010.  On April 1, 2010, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 30, 2010, with respect to the period ending May 14, 2010. We expect to pay this amount on or about May 17, 2010.

On February 22, 2010, we paid a $0.45 per share distribution to our common shareholders.  On April 15, 2010, we declared a $0.45 per share distribution to our common shareholders of record on April 30, 2010.  We expect to pay this amount on or about May 25, 2010.

On April 15, 2010, we issued 2,000 common shares, valued at $26.00 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Comprehensive Income

Accumulated other comprehensive income represents the unrealized gain on the shares of TA common stock we own.  The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net income	$40,865	$61,083
Unrealized loss on TA common stock	(1,355)	(609)
Comprehensive income	$39,510	$60,474

Note 6.  Indebtedness

We separately account for the liability (debt) and equity (conversion option) components of our $264,750, 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (March 15, 2012).

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $256,300 and $255,269 as of March 31, 2010 and December 31, 2009, respectively.

•                  The unamortized discount on the notes was $8,450 and $9,481 as of March 31, 2010 and December 31, 2009, respectively. We expect to amortize the discount through March 15, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

•                  Interest expense for the three months ended March 31, 2010 and 2009 increased because of non-cash amortization of $1,225, or $0.01 per share, and $2,381, or $0.03 per share, respectively.

•                  The equity component of the notes as of March 31, 2010 is $38,768.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of a fee, provided certain other conditions are satisfied. The interest rate on drawings under the credit facility is LIBOR plus a spread. As of March 31, 2010, we had no outstanding borrowings under our revolving credit facility and $750,000 available to be drawn for general business purposes, including acquisitions.

On April 13, 2010 we purchased at face value $139,111 of our 3.8% convertible senior notes due 2027 pursuant to a cash tender offer. We expect to recognize a loss on debt extinguishment of approximately $5,241 in the second quarter of 2010.

Note 7.  Real Estate Properties

At March 31, 2010, we owned 474 properties consisting of 289 hotels and 185 travel centers.  These properties are operated under one of 13 management agreements or leases.

During the three months ended March 31, 2010, we funded $9,451 of improvements to certain of our properties, which resulted in a $766 increase in our annual minimum returns and rents.

Note 8. Income Taxes

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

During the three months ended March 31, 2010, we recognized current tax expense of $941, which includes $55 of foreign taxes and $932 of federal alternative minimum tax and certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three months ended March 31, 2010 we recognized a deferred tax benefit of $46 related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended March 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$169,291	$—	$—	$169,291
Rental income	35,780	43,722	—	79,502
FF&E reserve income	5,315	—	—	5,315
Interest income	—	—	150	150
Total revenues	210,386	43,722	150	254,258
Hotel operating expenses	(105,400)	—	—	(105,400)
Operating income	104,986	43,722	150	148,858

Interest expense	—	—	36,905	36,905
Depreciation and amortization expense	40,481	20,056	—	60,537
General and administrative expense	—	—	9,610	9,610
Total non-operating expenses	40,481	20,056	46,515	107,052

Income (loss) before income taxes	64,505	23,666	(46,365)	41,806
Income tax expense	—	—	(941)	(941)

Net income (loss)	$64,505	$23,666	$(47,306)	$40,865

	For the Three Months Ended March 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$175,701	$—	$—	$175,701
Rental income	31,593	42,198	—	73,791
FF&E reserve income	4,803	—	—	4,803
Interest income	—	—	48	48
Total revenues	212,097	42,198	48	254,343
Hotel operating expenses	(111,454)	—	—	(111,454)
Operating income	100,643	42,198	48	142,889

Interest expense	—	—	36,541	36,541
Depreciation and amortization expense	40,409	21,439	—	61,848
General and administrative expense	—	—	9,599	9,599
Total non-operating expenses	40,409	21,439	46,140	107,988

Income (loss) before gain on extinguishment of debt and income taxes	60,234	20,759	(46,092)	34,901
Gain on extinguishment of debt	—	—	26,555	26,555
Income (loss) before income taxes	60,234	20,759	(19,537)	61,456
Income tax expense	—	—	(373)	(373)

Net income (loss)	$60,234	$20,759	$(19,910)	$61,083

	As of March 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,105,863	$2,259,471	$134,492	$5,499,826

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 40% of our investments, at cost, as of March 31, 2010.  The following table presents summary financial information for TA for its quarter ended March 31, 2010, as reported in its Quarterly Report on Form 10-Q:

Summary Financial Information for TravelCenters of America LLC

	For the Three Months Ended March 31,
	2010	2009
Operations
Total revenues	$1,383,619	$966,629
Total cost of goods sold	1,178,640	750,077
Net loss	(41,216)	(18,039)

Cash Flows
Net cash provided by operating activities	5,749	28,761
Net cash used in investing activities	(6,120)	(6,412)
Net increase (decrease) in cash	(354)	22,340
Cash and cash equivalents at the beginning of the period	155,632	145,516
Cash and cash equivalents at the end of the period	155,278	167,856

	As of March 31,
	2010	2009
Financial Position
Current assets	$417,923	$424,441
Non-current assets	470,541	475,088
Current liabilities	249,651	210,734
Non-current liabilities	364,780	304,502
Total shareholders’ equity	274,033	384,293

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to TA’s Quarterly Report on Form 10-Q are included as textual references only, and the information in TA’s quarterly report is not incorporated by reference into these financial statements.

During the three months ended March 31, 2010 and 2009, TA deferred $15,000 of rent under the terms of the rent deferral agreement dated August 11, 2008.  As of March 31, 2010, TA has deferred rent totaling $105,000 under the agreement.  We have not recognized any deferred rent as revenue due to uncertainties regarding future payments of these amounts by TA.  Under the terms of the agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $2,850, or $0.02 per share, of income for the first quarter of 2010 which has been reflected as rental income in our condensed consolidated statements of income.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  Reit Management & Research LLC, or RMR, provides certain management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business, please see our 2009 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” and Item 1A. “Risk Factors” and our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Note 11. Related Person Transactions

In connection with our business and property management agreements with RMR, we recognized expense of $8,150 and $8,087 for the three months ended March 31, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

As of March 31, 2010, we have invested $5,154 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of Affiliates Insurance.  At March 31, 2010, we owned approximately 14.3% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our trustees is a director of Affiliates Insurance.  This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $4,992 and $5,000 as of March 31, 2010 and December 31, 2009, respectively.  We recognized  losses of $28 and $0 for the three months ended March 31, 2010 and 2009, respectively, related to this investment.

More information concerning our relationship with these and other related person transactions is contained in our 2009 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” and Item 1A. “Risk Factors” and in our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

 Note 12. Hotel Management Agreements and Leases

During the three months ended March 31, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the three months ended March 31, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were $6,486 and $3,030, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2010 and May 10, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,321 and $1,041, respectively, and we applied the security deposits we hold to cover these amounts.  As of May 10, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $19,178 and $15,842, respectively.

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

As of May 10, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements are current.

Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($29,472 remaining at March 31, 2010). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($34,145 remaining at March 31, 2010). The combined guarantee provided by InterContinental Hotels Group plc, or

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

InterContinental, for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($45,162 remaining at March 31, 2010) and will expire if and when the hotels achieve stipulated operating results.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited and does not expire.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,590 and $20,391 less than the minimum returns due to us in the three months ended March 31, 2010 and 2009, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

In November 2008, we were notified by Host Hotels & Resorts Inc., or Host, that it will not exercise its renewal option at the end of the current lease term for 18 hotels which we have historically referred to as our Marriott No. 2 contract.  Upon expiration of the agreement on December 31, 2010, we expect to return the $17,220 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott.

Although Host has not notified us of its intentions, it did disclose in a recent filing with the SEC its intent not to exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract.  Under the terms of this lease, the tenant is required to provide us written notice of its renewal election no later than December 31, 2010.  If the tenant elects not to renew the lease, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Financial Instruments

The carrying amount and the estimated fair value of each of our financial instruments are shown below:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	$116,958	$116,958	$130,399	$130,399
Restricted cash	33,569	33,569	25,083	25,083
Investment securities	5,452	5,452	6,807	6,807
Total financial assets	$155,979	$155,979	$162,289	$162,289

Financial Liabilities

Senior Notes, due 2010 at 9.125%	$50,000	$51,787	$50,000	$53,295
Mortgage Note, due 2011 at 8.3%	3,451	3,482	3,474	3,496
Senior Notes, due 2012 at 6.85%	100,829	107,825	100,829	106,453
Senior Notes, due 2013 at 6.75%	287,000	305,538	287,000	299,250
Senior Notes, due 2014 at 7.875%	300,000	332,262	300,000	321,020
Senior Notes, due 2015 at 5.125%	280,000	276,473	280,000	262,330
Senior Notes, due 2016 at 6.3%	275,000	283,460	275,000	258,907
Senior Notes, due 2017 at 5.625%	300,000	289,116	300,000	270,594
Convertible Senior Notes, due 2027 at 3.8%	264,750	268,589	264,750	265,280
Senior Notes, due 2018 at 6.7%	350,000	359,466	350,000	337,051
Unamortized discounts	(16,075)	—	(17,492)	—
Total financial liabilities	$2,194,955	$2,277,998	$2,193,561	$2,177,676

The carrying amounts of our cash and cash equivalents and restricted cash approximate their fair value.  The fair value of our investment securities is based on quoted market prices (Level 1 inputs).  We estimate fair value of our indebtedness using discounted cash flow analysis and currently prevailing market rates.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report and with our 2009 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

2010 Developments

U.S. Hotel Industry - The U.S. hotel industry continues to experience the financial effects of the recent recession.  In both 2008 and 2009, the U.S. hotel industry generally experienced declines versus the previous year in occupancy, revenues and profitability.  Although each of our hotel operators reported increases in occupancy during the first quarter of 2010, each experienced continued declines in average daily rate resulting in lower revenue and profitability at our hotels.  As of March 31, 2010, all returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.

Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum rents and returns is not assured, particularly if the U.S. economy and the lodging industry in general fail to improve.  If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

Our tenants and managers - During the three months ended March 31, 2010, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

During the three months ended March 31, 2010, the payments we received under our Marriott No. 3 contract which requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $6,486 and $3,030, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2010 and May 10, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,321 and $1,041, respectively, and we applied the security deposits we hold to cover these amounts.  At May 10, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $19,178 and $15,842, respectively.

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

As of May 10, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements are current.

TA rent deferral - In the first quarter of 2010, TA deferred $15,000 of rent under the provisions of the rent deferral agreement entered by us and TA in August of 2008.  As of March 31, 2010, TA has deferred rent totaling $105,000

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

under the agreement.  For the month of April 2010, TA continued to defer $5,000 of rent as permitted under the agreement.  We have not recognized any deferred rent as revenue due to uncertainties regarding future payments of these amounts by TA.  Under the terms of the agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $2,850, or $0.02 per share, of income for the first quarter of 2010 which has been reflected as rental income in our condensed consolidated statements of income.  TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides certain management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business, please see our 2009 Annual Report under the caption Item 1A. “Risk Factors” and our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Management Agreements and Leases

At March 31, 2010, our 289 hotels were operated under one of 11 operating agreements, of which 197 are leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 are leased to third parties.  We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 23 and 24.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2010 versus 2009

	For the Three Months Ended March 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$169,291	$175,701	$(6,410)	(3.6)%
Rental income:
Minimum rents - hotels	35,780	31,593	4,187	13.3%
Minimum rents - travel centers	43,722	42,198	1,524	3.6%
Total rental income	79,502	73,791	5,711	7.7%
FF&E reserve income	5,315	4,803	512	10.7%
Interest income	150	48	102	212.5%

Expenses:
Hotel operating expenses	105,400	111,454	(6,054)	(5.4)%
Interest expense	36,905	36,541	364	1.0%
Depreciation and amortization - hotels	40,481	40,409	72	0.2%
Depreciation and amortization - travel centers	20,056	21,439	(1,383)	(6.5)%
Total depreciation and amortization	60,537	61,848	(1,311)	(2.1)%
General and administrative	9,610	9,599	11	0.1%
Income tax expense	941	373	568	152.3%

Gain on extinguishment of debt	—	26,555	(26,555)	—
Net income	40,865	61,083	(20,218)	(33.1)%
Net income available for common shareholders	33,395	53,613	(20,218)	(37.7)%
Weighted average shares outstanding	123,380	93,992	29,388	31.3%
Net income available for common shareholders per common share	$0.27	$0.57	$(0.30)	(52.6)%

The decrease in hotel operating revenues at our managed hotels in the first quarter of 2010 versus the first quarter of 2009 was caused primarily by the continued weakness in the hotel industry discussed above.  Additional operating statistics of our hotels are included in the table on page 25.

The increase in rental income - hotels is a result of our funding of improvements at certain of our leased hotels in 2009 and 2010 that resulted in increases in the minimum rents due to us.

The increase in rental income - travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers and interest earned on deferred amounts in 2010.  Both periods reflect the $15,000 deferral of rent by TA under our rent deferral agreement discussed above.

FF&E reserve income represents amounts paid by our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increases in the percentage of sales contributed to our FF&E reserves by some of our tenants in 2010, partially offset by decreased

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

levels of hotel sales in 2010 versus 2009 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in interest income is due to higher average cash balances during 2010.

The decrease in hotel operating expenses was primarily caused by manager initiatives to lower operating expenses, the reduction in expenses such as marketing and reservation fees which are based on revenues, and as discussed below, the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover a minimum return deficiency.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,590 and $20,391, less than the minimum returns due to us in the three months ended March 31, 2010 and 2009, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

The increase in interest expense is primarily due to higher weighted average interest rates partially offset by lower average borrowings during 2010 versus 2009.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2009 and 2010.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

General and administrative costs were essentially unchanged with an increase in stock compensation costs offset by lower professional services fees in 2010 versus 2009.

The increase in income tax expense is primarily the result of higher state income taxes due to an increase in taxable income for state income tax purposes as a result of lower common share distributions in 2010.

The gain on extinguishment of debt in the first quarter of 2009 reflects the purchase of $121,330 face amount of our 3.8% convertible senior notes due 2027 for $87,517, net of unamortized issuance costs and discounts.

The increase in weighted average shares outstanding is primarily a result of our public offering of an aggregate of 29,325,000 common shares during the second and third quarters of 2009.

The decrease in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment, operating and financing activities discussed above.  On a per share basis, the percentage decrease in net income available for common shareholders is higher due to the increase in our weighted average common shares outstanding described above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2010, all 474 of our properties were operated under one of 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 23 and 24.  During the twelve months ended March 31, 2010, all of our 11 hotel operating agreements generated coverage of less than 1.0x (-.07x to 0.84x).

During the twelve months ended March 31, 2010, our two travel center leases, representing 185 properties, generated coverage of 1.04x and 0.93x, respectively.  Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the 12 months ended March 31, 2010 using the contractual rent amounts without consideration of the rent deferral or interest on deferred rents.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

Three hundred fifty (350) of our properties, representing 76% of our total investments at cost as of March 31, 2010, are operated under one of nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively.  As of May 10, 2010, all other payments due from our hotel managers and tenants are current.  Also, TA is current in its contractual obligations to us for its travel center leases, but TA continues to defer $5,000/month of rent due to us pursuant to the rent deferral agreement we entered with TA in August 2009.  Nonetheless, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the current economic downturn continues for a prolonged period and if the recovery in the economy which appears may have begun is so extended and moderate that historical operating results at our properties are not achieved in a reasonable period.  If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments for the currently foreseeable future.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2010, our hotel managers and hotel tenants contributed $11,521 to these accounts and $10,691 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of March 31, 2010, there was $33,569 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2010, we funded $7,656 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our four Marriott portfolio agreements using existing cash balances. We currently expect to fund up to an additional approximately $95,490 during the remainder of 2010, using funds from our existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the minimum rents and returns payable to us will increase.

In November 2008, we were notified by Host, that it will not exercise its renewal option at the end of the current lease term for 18 hotels which we have historically referred to as our Marriott No. 2 contract.  Upon expiration of the agreement on December 31, 2010, we will be required to return the $17,220 security deposit to Host.  Although Host has not notified us of its intentions, it did disclose in a recent filing with the SEC its intent not to exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract.  If Host elects not to renew the lease, upon expiration of the agreement on December 31, 2012, we will be required to return the $50,540 security deposit to Host.  We expect to fund the return of the security deposits using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components. In May 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA of an aggregate of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year.  The amendment provided that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  During the three months ended March 31, 2010, we purchased $1,796 of additional improvements, and, as of March 31, 2010, we have funded $112,655 and our remaining purchase commitment under this lease is $5,370.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under these lease provisions during the three months ended March 31, 2010.

On January 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2010. On March 1, 2010, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on March 31, 2010, with respect to the period ended April 14, 2010. We paid this amount on April 15, 2010.  We funded these distributions using existing cash balances.

On February 16, 2010, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2010.  We funded this distribution using existing cash balances. On April 1, 2010, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 30, 2010, with respect to the period ending May 14, 2010. We expect to pay this amount on or about May 17, 2010, using existing cash balances.

On February 22, 2010, we paid a $0.45 per share distribution to our common shareholders.  We funded this distribution using existing cash balances. On April 15, 2010, we declared a $0.45 per share distribution to our common shareholders of record on April 30, 2010.  We expect to pay this amount on or about May 25, 2010, using existing cash balances and borrowings under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On April 13, 2010, we purchased at face value $139,111 of our 3.8% convertible senior notes due 2027 pursuant to a cash tender offer. We expect to recognize a loss on debt extinguishment of approximately $5,241 in the second quarter of 2010.  We funded this purchase using existing cash balances.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010, and we have the option to extend the facility for one additional year upon payment of a fee, provided certain conditions are met. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a premium. Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of March 31, 2010, we had no outstanding borrowings under our revolving credit facility.  We continue to monitor market conditions for comparable revolving credit facilities, and to date our Board of Trustees has not made a decision to either pursue a new or amended revolving credit facility or exercise our one year extension option.

At March 31, 2010, we had $116,958 of cash and cash equivalents and $750,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2010 were as follows: $50,000 in 2010, $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $264,750 in 2027. Our $264,750 ($125,639 after the April 2010 purchase discussed above) of 3.8% convertible senior notes due 2027 are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of March 31, 2010, we had one mortgage note with a current principal balance of $3,451 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity date.

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

Debt Covenants

Our debt obligations at March 31, 2010, consist of our revolving credit facility, $2,207,579 of unsecured term debt and convertible notes and our $3,451 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2010, we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2010, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Crestline, Hyatt, and Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 31, 2010, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, average daily rate, or ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Crestline.	Subsidiary of Host Subleased to Subsidiary of Crestline.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (1):	$600,153	$217,379	$427,543	$274,222	$90,078	$436,708	$589,405

Security Deposit (000s):	$50,540	$17,220	$20,499(2)	$16,883 (3)	—	$36,872 (4)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (5):	3 for 12 years each (6)	(7)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (8):	$59,878	$21,719	$44,199	$28,509	$9,350	$37,882	$50,000

Additional Return:	—	—	$711 (9)	—	—	—	$10,000 (9)

Percentage Return / Rent (10):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (11):
Year ended 12/31/09:	0.88x	0.72x	0.69x	0.68x	—0.07x	0.75x	0.72x
Twelve months ended 3/31/10:	0.84x	0.71x	0.66x	0.65x	—0.07x	0.75x	0.66x
Three months ended 3/31/10:	0.70x	0.52x	0.52x	0.75x	0.09x	0.64x	0.53x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; subtenant and subtenant parent minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(2)

The original amount of this security deposit was $36,203. As of March 31, 2010, we have applied $15,704 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement. An additional $1,321 was applied in April and May 2010 to cover additional deficiencies in the minimum rent. As of May 10, 2010, the balance of this security deposit is $19,178.

(3)

The original amount of this security deposit was $28,508. As of March 31, 2010, we have applied $11,625 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement. An additional $1,041 was applied in April and May 2010 to cover additional deficiencies in the minimum rent and late charges. As of May 10, 2010, the balance of this security deposit is $15,842.

(4)	In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(5)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(6)

Although the tenant has not notified us of its intentions, it did disclose in a SEC filing its intent not to exercise its renewal option at the end of the current lease term. Under the terms of the lease, the tenant is required to provide us written notice of its renewal election no later than December 31, 2010. If the tenant elects not to renew the lease, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott.

(7)

In November of 2008, we were notified by this tenant that it will not exercise its renewal option at the end of the current lease term. Upon expiration of the agreement on December 31, 2010, we expect to return the $17,220 security deposit to Host, to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott.

(8)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(9)

These agreements provide for annual additional return payments to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees. These amounts are not guaranteed or secured by deposits.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14	10	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,724	2,096	— (1)	—	42,880 (1)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (2):	$512,373	$245,185	$301,942	$202,251	$1,842,616	$705,506	$6,445,361

Security Deposit (000s):	$36,872 (3)	$36,872 (3)	—	—	—	—	$142,014

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (5):	$44,258	$21,541	$22,037	$12,920	$170,082(6)(7)	$66,177(6)	$588,552

Additional Return:	$3,458 (8)	$1,750 (8)	50% of cash flow in excess of minimum return. (9)	50% of cash flow in excess of minimum return. (9)	—	—	$15,919
Percentage Return / Rent (10):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (11)(12):
Year ended 12/31/09:	0.68x	0.40x	0.72x	0.66x	1.12x	1.05x	-0.07x – 1.12x
Twelve months ended 3/31/10:	0.62x	0.41x	0.69x	0.60x	1.04x	0.93x	-0.07x – 1.04x
Three months ended 3/31/10:	0.44x	0.43x	0.61x	0.57x	0.84x	0.73x	0.09x – 0.84x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

(1)	Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(2)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(3)	In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(4)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(5)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(6)

Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent under the two leases for the period from July 1, 2008 until December 31, 2010. For the three months ended March 31, 2010, TA deferred $15,000 in rents. TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral or interest on deferred rents.

(7)	The amount of minimum rent payable to us by TA is scheduled to increase to $174,725 and $179,792 in 2011 and 2012, respectively, without taking any rent deferral into consideration.
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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2010	2009	Change
ADR
InterContinental (no. 1)	31	3,844	$96.96	$108.18	-10.4%
InterContinental (no. 2)	76	9,220	58.81	67.53	-12.9%
InterContinental (no. 3)	14	4,139	118.62	130.49	-9.1%
InterContinental (no. 4)	10	2,937	90.35	100.62	-10.2%
Marriott (no. 1)	53	7,610	105.61	117.52	-10.1%
Marriott (no. 2)	18	2,178	101.01	108.66	-7.0%
Marriott (no. 3)	34	5,020	94.63	104.24	-9.2%
Marriott (no. 4)	19	2,756	104.64	115.96	-9.8%
Marriott (no. 5)	1	356	191.89	213.97	-10.3%
Hyatt	22	2,724	83.49	98.01	-14.8%
Carlson	11	2,096	85.80	95.77	-10.4%
Total/Average	289	42,880	$91.67	$102.42	-10.5%

OCCUPANCY
InterContinental (no. 1)	31	3,844	70.4%	63.6%	6.8 Pts
InterContinental (no. 2)	76	9,220	63.6%	60.5%	3.1 Pts
InterContinental (no. 3)	14	4,139	69.8%	67.3%	2.5 Pts
InterContinental (no. 4)	10	2,937	64.5%	59.6%	4.9 Pts
Marriott (no. 1)	53	7,610	57.9%	53.8%	4.1 Pts
Marriott (no. 2)	18	2,178	68.1%	62.2%	5.9 Pts
Marriott (no. 3)	34	5,020	60.1%	57.5%	2.6 Pts
Marriott (no. 4)	19	2,756	63.8%	61.0%	2.8 Pts
Marriott (no. 5)	1	356	74.7%	73.3%	1.4 Pts
Hyatt	22	2,724	73.5%	60.7%	12.8 Pts
Carlson	11	2,096	58.2%	56.3%	1.9 Pts
Total/Average	289	42,880	64.2%	59.9%	4.3 Pts

RevPAR
InterContinental (no. 1)	31	3,844	$68.26	$68.80	-0.8%
InterContinental (no. 2)	76	9,220	37.40	40.86	-8.5%
InterContinental (no. 3)	14	4,139	82.80	87.82	-5.7%
InterContinental (no. 4)	10	2,937	58.28	59.97	-2.8%
Marriott (no. 1)	53	7,610	61.15	63.23	-3.3%
Marriott (no. 2)	18	2,178	68.79	67.59	1.8%
Marriott (no. 3)	34	5,020	56.87	59.94	-5.1%
Marriott (no. 4)	19	2,756	66.76	70.74	-5.6%
Marriott (no. 5)	1	356	143.34	156.84	-8.6%
Hyatt	22	2,724	61.37	59.49	3.2%
Carlson	11	2,096	49.94	53.92	-7.4%
Total/Average	289	42,880	$58.85	$61.35	-4.1%

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

Related Person Transactions

RMR continues to provide both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  During the three months ended March 31, 2010, we invested an additional $20 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.

As noted above, TA is our largest tenant.  TA is our former subsidiary.  RMR provides management services to both us and TA and we have other continuing relationships with TA.

For more information about these and our other related person transactions, including our dealings with RMR, Affiliates Insurance, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in the Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 24, 2010 relating to our 2010 Annual Meeting of Shareholders and Item 1.01 in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2010.

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2009. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March 31, 2010, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity		Interest Payments Due

$50,000	9.125%	$4,563	2010		Semi-Annually
100,829	6.850%	6,907	2012		Semi-Annually
287,000	6.750%	19,373	2013		Semi-Annually
300,000	7.875%	23,625	2014		Semi-Annually
280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
264,750	3.800%	10,061	2027	(1)(2)	Semi-Annually
$2,207,579		$136,529

(1)          On April 13, 2010, we purchased at face value $139,111 of our 3.8% convertible senior notes due 2027 pursuant to a cash tender offer using existing cash balances.

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

Except as described in Note 2 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $13,653. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $50,345.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At March 31, 2010, we had one mortgage note secured by one hotel, with a principal balance of $3,451 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note, which requires monthly principal and interest payments of

HOSPITALITY PROPERTIES TRUST

$32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year upon payment of a fee, provided certain conditions are met. At March 31, 2010, we had no outstanding borrowings and $750,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases in the outstanding amount under our revolving credit facility.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR MANAGERS’ OR TENANTS’ ABILITY TO PAY RETURNS OR RENT TO US, INCLUDING THE ABILITY OF MARRIOTT AND CRESTLINE TO PAY THE FULL AMOUNT OF MINIMUM RETURNS OR RENTS DUE TO US IN THE FUTURE AND OUR ABILITY TO APPLY A PORTION OF MARRIOTT’S AND CRESTLINE’S SECURITY DEPOSITS WHICH WE HOLD TO COVER ANY SHORTFALLS;

•                  OUR ABILITY TO PAY DISTRIBUTIONS IN THE FUTURE AND THE AMOUNTS OF ANY SUCH DISTRIBUTIONS;

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

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TRAVELCENTERS OF AMERICA LLC, OR TA, AND RMR, AND ITS RELATED ENTITIES AND CLIENTS;

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES;

HOSPITALITY PROPERTIES TRUST

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX RULES AND SIMILAR MATTERS;

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE; AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MAN MADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED WE MAY BE UNABLE TO RENEW, REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

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

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

•                  CONTINUED DEPRESSED HOTEL OPERATING RESULTS MAY RESULT IN THE GUARANTORS OF OUR HOTEL MINIMUM RETURNS OR RENTS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED;

•                  THE DESCRIPTION OF OUR ARRANGEMENT WITH TA AS A DEFERRAL AGREEMENT MAY IMPLY THAT RENT AMOUNTS WHICH ARE NOT PAID WILL BE LATER PAID.  IN FACT, SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE U.S. ECONOMY DOES NOT IMPROVE FROM CURRENT LEVELS OF COMMERCIAL ACTIVITY IN A REASONABLE TIME PERIOD, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE DEFERRED RENTS DUE TO US;

•                  THE CURRENT DEPRESSED LEVELS OF U.S. TRUCKING ACTIVITY MAY CONTINUE FOR LONGER OR BECOME WORSE THAN WE NOW ANTICIPATE.  SUCH CIRCUMSTANCES MAY FURTHER REDUCE THE DEMAND FOR GOODS AND SERVICES SOLD BY TA, OUR TRAVEL CENTERS TENANT, AND FURTHER REDUCE TA’S ABILITY TO GENERATE THE CASH FLOWS NECESSARY TO PAY OUR RENTS;

HOSPITALITY PROPERTIES TRUST

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

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS REPORT AND OUR 2009 ANNUAL REPORT UNDER ITEM 1A. “RISK FACTORS”.

THESE UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

HOSPITALITY PROPERTIES TRUST

PART II         Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described in Item 1A. “Risk Factors” Part I of our 2009 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2009 Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2009 Annual Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us.

During the three months ended March 31, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and Crestline.

During the three months ended March 31, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million (which we have historically referred to as our Marriott No. 4 contract) were $6.5 million and $3.0 million, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2010 and May 10, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1.3 million and $1.0 million, respectively, and we applied the security deposits we hold to cover these amounts.  At May 10, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $19.2 million and $15.8 million, respectively.

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

Item 2.  Unrestricted Sales of Equity Securities and use of Proceeds

On April 15, 2010, we granted each of our trustees 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $26.00 per share, the closing price of our common shares on the New York Stock Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

HOSPITALITY PROPERTIES TRUST

Item 6.    Exhibits

3.1           Composite Copy of Amendment and Restatement of Declaration of Trust, dated August 21, 1995, as amended. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2010.)

10.1         Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2010.)

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

32            Section 1350 Certification. (Furnished herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 10, 2010

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 10, 2010