Form 10-Q
period 2010-06-30
HOSPITALITY PROPERTIES TRUST
filed 2010-08-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 8, 2010: 123,390,335

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2010

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS

Real estate properties, at cost:
Land	$1,392,346	$1,392,472
Buildings, improvements and equipment	5,026,602	5,074,660
	6,418,948	6,467,132
Accumulated depreciation	(1,311,238)	(1,260,624)
	5,107,710	5,206,508
Cash and cash equivalents	3,754	130,399
Restricted cash (FF&E reserve escrow)	41,526	25,083
Other assets, net	174,904	186,380
	$5,327,894	$5,548,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$38,000	$—
Senior notes, net of discounts	1,935,589	1,934,818
Convertible senior notes, net of discount	76,844	255,269
Mortgage payable	3,429	3,474
Security deposits	137,161	151,587
Accounts payable and other liabilities	103,219	103,678
Due to affiliate	2,888	2,859
Dividends payable	4,754	4,754
Total liabilities	2,301,884	2,456,439

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 123,390,335 and 123,380,335 issued and outstanding, respectively	1,234	1,234
Additional paid in capital	3,461,434	3,462,209
Accumulated other comprehensive income (loss)	(4)	3,230
Cumulative net income	2,085,237	2,021,162
Cumulative preferred distributions	(168,461)	(153,521)
Cumulative common distributions	(2,743,569)	(2,632,522)
Total shareholders’ equity	3,026,010	3,091,931
	$5,327,894	$5,548,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Hotel operating revenues	$195,967	$187,211	$365,274	$362,912
Rental income	80,593	74,935	160,079	148,726
FF&E reserve income	5,831	4,914	11,146	9,717
Total revenues	282,391	267,060	536,499	521,355

Expenses:
Hotel operating expenses	130,057	122,799	235,457	234,253
Depreciation and amortization	60,726	61,085	121,263	122,933
General and administrative	9,755	10,109	19,365	19,708
Total expenses	200,538	193,993	376,085	376,894

Operating income	81,853	73,067	160,414	144,461

Interest income	33	22	183	70
Interest expense (including amortization of deferred financing costs and debt discounts of $1,735, $2,949, $4,140 and $6,306, respectively)	(34,987)	(35,026)	(71,892)	(71,567)
Gain (loss) on extinguishment of debt	(6,720)	13,333	(6,720)	39,888
Loss on asset impairment	(16,384)	—	(16,384)	—
Income before income taxes	23,795	51,396	65,601	112,852
Income tax expense	(585)	(376)	(1,526)	(749)

Net income	23,210	51,020	64,075	112,103
Preferred distributions	(7,470)	(7,470)	(14,940)	(14,940)
Net income available for common shareholders	$15,740	$43,550	$49,135	$97,163

Weighted average common shares outstanding	123,389	95,344	123,385	94,672

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.13	$0.46	$0.40	$1.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$64,075	$112,103
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	121,263	122,933
Amortization of deferred financing costs and debt discounts as interest	4,140	6,306
Security deposits applied to payment shortfalls	(14,426)	(3,847)
FF&E reserve income and deposits	(29,648)	(25,183)
(Gain) loss on extinguishment of debt	6,720	(39,888)
Loss on asset impairment	16,384	—
Other non-cash (income) expense, net	(1,749)	(1,094)
Changes in assets and liabilities:
Increase in other assets	(1,824)	(1,208)
Increase (decrease) in accounts payable and other	2,539	(13,480)
Increase (decrease) in due to affiliate	27	(111)
Cash provided by operating activities	167,501	156,531

Cash flows from investing activities:
Real estate acquisitions and improvements	(3,493)	(5,393)
FF&E reserve fundings	(16,997)	(56,375)
Investment in Affiliates Insurance Company	(43)	(5,074)
Cash used in investing activities	(20,533)	(66,842)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	192,398
Repurchase of convertible senior notes	(185,626)	(98,570)
Repurchase of senior notes	—	(45,239)
Draws on revolving credit facility	71,000	242,000
Repayments of revolving credit facility	(33,000)	(308,000)
Distributions to preferred shareholders	(14,940)	(14,940)
Distributions to common shareholders	(111,047)	(72,374)
Cash used in financing activities	(273,613)	(104,725)
Decrease in cash and cash equivalents	(126,645)	(15,036)
Cash and cash equivalents at beginning of period	130,399	22,450
Cash and cash equivalents at end of period	$3,754	$7,414

Supplemental cash flow information:
Cash paid for interest	$70,009	$68,042
Cash paid for income taxes	1,596	1,770
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$28,008	$24,766
Property managers’ purchases with FF&E reserve	(28,562)	(46,498)
Non-cash financing activities:
Issuance of common shares	$283	$138

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

In January 2010, the FASB issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.  The implementation of this update did not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

In February 2010, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued. The implementation of this update did not cause any material changes to the disclosures in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and six months ended June 30, 2010 and 2009, respectively.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Beginning in the 2008 second quarter, we ceased recognition of straight line rental income for our lease with TravelCenters of America, or TA, for 145 TravelCenters.  See Note 10 for further information relating to TA.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $454 and $788 for the three and six months ended June 30, 2010, respectively, and $308 and $983 for the three and six months ended June 30, 2009, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at June 30, 2010 or 2009.

Note 5.  Shareholders’ Equity

Distributions

On January 15, 2010 and April 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2010 and April 14, 2010, respectively. On June 1, 2010, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on June 30, 2010, with respect to the period ended July 14, 2010. We paid this amount on July 15, 2010.

On February 16, 2010 and May 17, 2010, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2010 and May 16, 2010, respectively.  On July 1, 2010, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on July 30, 2010, with respect to the period ending August 14, 2010. We expect to pay this amount on or about August 16, 2010.

On February 22, 2010 and May 24, 2010, we paid a $0.45 per share distribution to our common shareholders.  On July 15, 2010, we declared a $0.45 per share distribution to our common shareholders of record on July 30, 2010.  We expect to pay this amount on or about August 24, 2010.

On April 15, 2010, we issued 2,000 common shares, valued at $26.00 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Comprehensive Income

Accumulated other comprehensive income (loss) represents the unrealized gain (loss) on the shares of TA common stock we own.  The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$23,210	$51,020	$64,075	$112,103
Unrealized gain (loss) on TA common stock	(1,879)	656	(3,234)	47
Comprehensive income	$21,331	$51,676	$60,841	$112,150

Note 6.  Indebtedness

We separately account for the liability (debt) and equity (conversion option) components of our $79,054 of outstanding 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (assuming holders exercise their put option on March 20, 2012).

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $76,844 and $255,269 as of June 30, 2010 and December 31, 2009, respectively.

•                  The unamortized discount on the notes was $2,210 and $9,481 as of June 30, 2010 and December 31, 2009, respectively. We expect to amortize the discount through March 20, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

•                  Interest expense for the three months ended June 30, 2010 and 2009 increased because of non-cash amortization of $604, or $0.01 per share, and $1,991, or $0.02 per share, respectively. For the six months ended June 30, 2010 and 2009, interest expense increased because of non-cash amortization of $1,837, or $0.02 per share, and $4,350, or $0.05 per share, respectively.

•                  The equity component of the notes as of June 30, 2010 is $37,710.

During the second quarter of 2010, we repurchased an aggregate of $185,696 of our 3.8% convertible senior notes at a total cost of $185,626, excluding accrued interest, and recognized a $6,720 non-cash loss on extinguishment of debt, net of unamortized discount and issuance costs of $7,260, $1,058 of the equity component of the notes and $588 of transaction costs.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures in October 2010 and may be extended at our option to October 2011 upon payment of a fee, provided certain other conditions are satisfied. The interest rate on drawings under the credit facility is LIBOR plus a spread and was 0.9% per annum at June 30, 2010. As of June 30, 2010, we had $38,000 outstanding under our revolving credit facility and $712,000 available to be drawn for general business purposes, including acquisitions.

On July 15, 2010, we redeemed at par plus accrued interest $50,000 of our 9.125% senior notes.

Note 7.  Real Estate Properties

At June 30, 2010, we owned 474 properties consisting of 289 hotels and 185 travel centers.  All of these properties are operated under 13 management agreements or leases.

During the six months ended June 30, 2010, we funded $20,490 of improvements to certain of our properties, which resulted in a $1,700 increase in our annual minimum returns and rents.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

In connection with a decision to pursue the sale of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, non-cash loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated net realizable value less costs to sell.  Our Staybridge Suites® hotel in Dallas, TX, will also be offered for sale but we estimate the net realizable value less costs to sell of this hotel is greater than its carrying value.  We estimated the fair value of these hotels using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

Note 8. Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three and six months ended June 30, 2010, we recognized current tax expense of $585 and $1,526, respectively, which includes $15 and $70, respectively, of foreign taxes and $616 and $1,548, respectively, of federal alternative minimum tax and certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and six months ended June 30, 2010, we recognized a deferred tax benefit of $46 and $92, respectively, related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended June 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$195,967	$—	$—	$195,967
Rental income	33,228	47,365	—	80,593
FF&E reserve income	5,831	—	—	5,831
Total revenues	235,026	47,365	—	282,391

Hotel operating expenses	130,057	—	—	130,057
Depreciation and amortization expense	39,833	20,893	—	60,726
General and administrative expense	—	—	9,755	9,755
Total expenses	169,890	20,893	9,755	200,538

Operating income (loss)	65,136	26,472	(9,755)	81,853

Interest income	—	—	33	33
Interest expense	—	—	(34,987)	(34,987)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Loss on asset impairment	(16,384)	—	—	(16,384)
Income (loss) before income taxes	48,752	26,472	(51,429)	23,795
Income tax expense	—	—	(585)	(585)

Net income (loss)	$48,752	$26,472	$(52,014)	$23,210

	For the Six Months Ended June 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$365,274	$—	$—	$365,274
Rental income	66,142	93,937	—	160,079
FF&E reserve income	11,146	—	—	11,146
Total revenues	442,562	93,937	—	536,499

Hotel operating expenses	235,457	—	—	235,457
Depreciation and amortization expense	80,312	40,951	—	121,263
General and administrative expense	—	—	19,365	19,365
Total expenses	315,769	40,951	19,365	376,085

Operating income (loss)	126,793	52,986	(19,365)	160,414

Interest income	—	—	183	183
Interest expense	—	—	(71,892)	(71,892)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Loss on asset impairment	(16,384)	—	—	(16,384)
Income (loss) before income taxes	110,409	52,986	(97,794)	65,601
Income tax expense	—	—	(1,526)	(1,526)

Net income (loss)	$110,409	$52,986	$(99,320)	$64,075

	As of June 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,070,086	$2,239,051	$18,757	$5,327,894

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information (continued)

	For the Three Months Ended June 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$187,211	$—	$—	$187,211
Rental income	32,385	42,550	—	74,935
FF&E reserve income	4,914	—	—	4,914
Total revenues	224,510	42,550	—	267,060

Hotel operating expenses	122,799	—	—	122,799
Depreciation and amortization expense	40,532	20,553	—	61,085
General and administrative expense	—	—	10,109	10,109
Total expenses	163,331	20,553	10,109	193,993

Operating income (loss)	61,179	21,997	(10,109)	73,067

Interest income	—	—	22	22
Interest expense	—	—	(35,026)	(35,026)
Gain on extinguishment of debt	—	—	13,333	13,333
Income (loss) before income taxes	61,179	21,997	(31,780)	51,396
Income tax expense	—	—	(376)	(376)

Net income (loss)	$61,179	$21,997	$(32,156)	$51,020

	For the Six Months Ended June 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$362,912	$—	$—	$362,912
Rental income	63,977	84,749	—	148,726
FF&E reserve income	9,717	—	—	9,717
Total revenues	436,606	84,749	—	521,355

Hotel operating expenses	234,253	—	—	234,253
Depreciation and amortization expense	80,940	41,993	—	122,933
General and administrative expense	—	—	19,708	19,708
Total expenses	315,193	41,993	19,708	376,894

Operating income	121,413	42,756	(19,708)	144,461

Interest income	—	—	70	70
Interest expense	—	—	(71,567)	(71,567)
Gain on extinguishment of debt	—	—	39,888	39,888
Income (loss) before income taxes	121,413	42,756	(51,317)	112,852
Income tax expense	—	—	(749)	(749)

Net income (loss)	$121,413	$42,756	$(52,066)	$112,103

	As of June 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,177,206	$2,312,844	$27,606	$5,517,656

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 39% of our investments, at cost, as of June 30, 2010.  The following table presents summary financial information for TA for its quarter ended June 30, 2010, as reported in its Quarterly Report on Form 10-Q:

	For the Three Months Ended June 30,
	2010	2009
Operations
Total revenues	$1,504,491	$1,128,259
Total cost of goods sold	1,251,431	902,261
Net income (loss)	1,173	(15,037)

	For the Six Months Ended June 30,
	2010	2009
Total revenues	$2,888,110	$2,094,888
Total cost of goods sold	2,430,071	1,652,338
Net loss	(40,043)	(33,076)

Cash Flows
Net cash provided by operating activities	29,333	54,414
Net cash used in investing activities	(14,905)	(17,943)
Net increase in cash	14,410	36,485
Cash and cash equivalents at the beginning of the period	155,632	145,516
Cash and cash equivalents at the end of the period	170,042	182,001

	As of June 30,
	2010	2009
Financial Position
Current assets	$441,888	$447,692
Noncurrent assets	470,189	476,824
Current liabilities	258,648	233,987
Noncurrent liabilities	378,120	320,585
Total shareholders’ equity	275,309	369,944

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to TA’s Quarterly Report on Form 10-Q are included as textual references only, and the information in TA’s quarterly report is not incorporated by reference into these financial statements.

During the three and six months ended June 30, 2010 and 2009, TA deferred $15,000 and $30,000, respectively, of rent under the terms of the rent deferral agreement dated August 11, 2008. As of June 30, 2010, TA has deferred rent totaling $120,000 under the agreement.  We have not recognized any deferred rent as revenue due to uncertainties regarding future payments of these amounts by TA.  TA has not produced consistent operating profits.  If the U.S. economy does not improve from current levels of commercial activity in a reasonable time period, if the price of diesel fuel increases significantly or for various other reasons, TA may become unable to pay the deferred rents due to us.  Under the terms of the deferral agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $3,300, or $0.03 per share, and $6,150, or $0.05 per share, of income for the three and six months ended June 30, 2010, respectively; these payments have been reflected as rental income in our condensed consolidated statements of income in accordance with GAAP.  We recognized rental income of $47,365 and $93,937 for the three and six months ended June 30, 2010, respectively, and $42,550 and $84,749 for the three and six months ended June 30, 2009, respectively, under our lease agreements with TA.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  Reit Management & Research LLC, or RMR, provides certain management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business, please see our 2009 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Related Person Transactions” and “Risk Factors” and our latest Proxy Statement filed on Schedule 14A under the caption “Related Person Transactions and Company Review of Such Transactions”.

Note 11. Related Person Transactions

RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,258 and $16,408, and $8,219 and $16,307 for the three and six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

As of June 30, 2010, we have invested $5,177 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of Affiliates Insurance.  At June 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our trustees is a director of Affiliates Insurance.  This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $4,992 and $5,000 as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, we invested an additional $23 and $44, respectively, in Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  These losses are included in general and administrative expenses in our condensed consolidated statements of income.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums for this property insurance are expected to be approximately $4,816.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include other types of insurance.

See Note 10 for more information about our relationship with TA.

For more information about our related person transactions, including our dealings with TA, RMR, Affiliates Insurance, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our 2009 Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our 2009 Annual Report, the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 24, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 20, 2010.

Note 12. Hotel Management Agreements and Leases

During the six months ended June 30, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the six months ended June 30, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were $8,871 and $5,556, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between June 30, 2010 and August 8, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $497 and $875, respectively, and we applied the security deposits we hold to cover these amounts.  As of August 8,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $17,618 and $13,482, respectively.

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

As of August 8, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($28,526 remaining at June 30, 2010). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($32,849 remaining at June 30, 2010). The combined guarantee provided by InterContinental Hotels Group plc, or InterContinental, for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($37,715 remaining at June 30, 2010) and will expire if and when the hotels achieve stipulated operating results.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 contract) is unlimited and does not expire.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $12,159 and $40,749, less than the minimum returns due to us in the three and six months ended June 30, 2010, respectively, and $9,907 and $30,298, less than the minimum returns due to us in the three and six months ended June 30, 2009, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

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

In July 2010, we were notified that the subleases between Host and Crestline for the 53 hotels under our Marriott No. 1 contract and the 18 hotels under our Marriott No. 2 contract have been terminated as a result of the Crestline subtenants failure to maintain the minimum net worths required by our agreements.  The terms of our leases with Host for these hotels, including the annual minimum rent payable to us under the leases, did not change as a result of the sublease terminations.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Financial Instruments

The carrying amount and the estimated fair value of each of our financial instruments are shown below:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	$3,754	$3,754	$130,399	$130,399
Restricted cash	41,526	41,526	25,083	25,083
Investment securities	3,573	3,573	6,807	6,807
Total financial assets	$48,853	$48,853	$162,289	$162,289

Financial Liabilities

Revolving credit facility	$38,000	$38,000	$—	$—
Senior Notes, due 2010 at 9.125%	50,000	52,210	50,000	53,295
Mortgage Note, due 2011 at 8.3%	3,429	3,456	3,474	3,496
Senior Notes, due 2012 at 6.85%	100,829	109,791	100,829	106,453
Senior Notes, due 2013 at 6.75%	287,000	312,802	287,000	299,250
Senior Notes, due 2014 at 7.875%	300,000	344,216	300,000	321,020
Senior Notes, due 2015 at 5.125%	280,000	288,027	280,000	262,330
Senior Notes, due 2016 at 6.3%	275,000	289,219	275,000	258,907
Senior Notes, due 2017 at 5.625%	300,000	306,051	300,000	270,594
Convertible Senior Notes, due 2027 at 3.8%	79,054	81,300	264,750	265,280
Senior Notes, due 2018 at 6.7%	350,000	380,953	350,000	337,051
Unamortized discounts	(9,450)	—	(17,492)	—
Total financial liabilities	$2,053,862	$2,206,025	$2,193,561	$2,177,676

The carrying amounts of our cash and cash equivalents and restricted cash approximate their fair value.  The fair value of our investment securities is based on quoted market prices (Level 1 inputs).  We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market rates.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report and with our 2009 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

2010 Developments

U.S. hotel industry - The U.S. hotel industry continues to experience the financial effects of the recent recession.  In both 2008 and 2009, the U.S. hotel industry generally experienced declines versus the previous year in occupancy, revenues and profitability.  Although each of our hotel operators reported increases in occupancy during the first and second quarters of 2010, the majority of our hotel properties continued to experience declines in average daily rate and higher operating expenses resulting in lower profitability at our hotels.  Nonetheless, as of June 30, 2010, all minimum returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.

Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum rents and returns is not assured, particularly if the U.S. economy and the lodging industry takes an extended period to recover from the severe declines experienced during the recent recession.  If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

Our tenants and managers - During the six months ended June 30, 2010, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

During the six months ended June 30, 2010, the payments we received under our Marriott No. 3 contract that requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $8,871 and $5,556, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between June 30, 2010 and August 8, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $497 and $875, respectively, and we applied the security deposits we hold to cover these amounts.  At August 8, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $17,618 and $13,482, respectively.

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

As of August 8, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TA rent deferral - In each of the first and second quarters of 2010 and 2009, respectively, TA deferred $15,000 of rent under the provisions of the rent deferral agreement entered by us and TA in August of 2008.  Through June 30, 2010, TA has deferred rent totaling $120,000 under this agreement.  For the month of July 2010, TA continued to defer $5,000 of rent as permitted under the agreement.  We have not recognized any deferred rent as revenue due to uncertainties regarding future payments of these amounts by TA.  If the U.S. economy does not improve from current levels of commercial activity in a reasonable time period, if the price of diesel fuel increases significantly or for various other reasons, TA may become unable to pay the deferred rents due to us.  Under the terms of this agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $3,300, or $0.03 per share, and $6,150, or $0.05 per share, of income for the three and six months ended June 30, 2010, respectively, which has been reflected as rental income in our condensed consolidated statements of income in accordance with GAAP.  TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business and arising from these relationships, please see our 2009 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and our Proxy Statement dated February 24, 2010 relating to our 2010 Annual Meeting of Shareholders under the caption “Related Person Transactions and Company Review of Such Transactions”.

Management Agreements and Leases

At June 30, 2010, our 289 hotels were operated under 11 operating agreements, including 197 hotels leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 hotels leased to third parties.  We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 27 and 28 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2010 versus 2009

	For the Three Months Ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$195,967	$187,211	$8,756	4.7%
Rental income:
Minimum rents - hotels	33,228	32,385	843	2.6%
Minimum rents - travel centers	47,365	42,550	4,815	11.3%
Total rental income	80,593	74,935	5,658	7.6%
FF&E reserve income	5,831	4,914	917	18.7%

Expenses:
Hotel operating expenses	130,057	122,799	7,258	5.9%
Depreciation and amortization - hotels	39,833	40,532	(699)	(1.7)%
Depreciation and amortization - travel centers	20,893	20,553	340	1.7%
Total depreciation and amortization	60,726	61,085	(359)	(0.6)%
General and administrative	9,755	10,109	(354)	(3.5)%

Operating income	81,853	73,067	8,786	12.0%

Interest income	33	22	11	50.0%
Interest expense	(34,987)	(35,026)	(39)	(0.1)%
Gain (loss) on extinguishment of debt	(6,720)	13,333	(20,053)	(150.4)%
Loss on asset impairment	(16,384)	—	(16,384)	—
Income before income taxes	23,795	51,396	(27,601)	(53.7)%
Income tax expense	(585)	(376)	209	55.6%

Net income	23,210	51,020	(27,810)	(54.5)%
Net income available for common shareholders	15,740	43,550	(27,810)	(63.9)%
Weighted average shares outstanding	123,389	95,344	28,045	29.4%
Net income available for common shareholders per common share	$0.13	$0.46	$(0.33)	(71.7)%

The increase in hotel operating revenues in the second quarter of 2010 compared to the second quarter of 2009 was caused primarily by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from the second quarter of 2009 due to higher occupancy rates, partially offset by declines in average daily room rates, or ADR. Additional operating statistics of our hotels are included in the table on page 29.

The increase in rental income - hotels is a result of increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2009 and 2010.

The increase in rental income - travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers and $3,300 of interest earned on deferred amounts in 2010.  Rental income for both periods excludes the $15,000 of rent deferred by TA under our rent deferral agreement discussed above.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FF&E reserve income represents amounts paid by our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily due to increases in the percentage of sales contributed to our FF&E reserves by some of our tenants in 2010 and increased levels of hotel sales in 2010 versus 2009 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by increased expenses associated with higher occupancy at our managed hotels partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $12,159 and $9,907 less than the minimum returns due to us in the three months ended June 30, 2010 and 2009, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2009 and 2010.

The increase in depreciation and amortization - travel centers is primarily due to depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

The decrease in general and administrative costs is primarily due to lower professional services fees in 2010 versus 2009.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during 2010.

The decrease in interest expense is primarily due to lower average borrowings, partially offset by higher weighted average interest rates in the 2010 period compared to the 2009 period.

During the second quarter of 2010, we recorded a $6,720 non-cash loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260, $1,058 of the equity component of the notes and $588 of transaction costs.  During the second quarter of 2009, we recorded a $13,333 non-cash gain on the extinguishment of debt relating to our purchase of $70,671 face amount of our 3.8% convertible senior notes due 2027 and various issues of our senior notes for an aggregate purchase price of $56,292, excluding accrued interest.  The gain on extinguishment of debt is net of unamortized issuance costs and discounts of $1,045.

In connection with a decision to pursue the sale of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, non-cash loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated net realizable value less costs to sell.  Our Staybridge Suites® hotel in Dallas, TX is also being offered for sale but we estimate the net realizable value less costs to sell of this hotel is greater than its carrying value.

The increase in income tax expense is primarily the result of higher state income taxes due to an increase in taxable income for state income tax purposes as a result of lower common share distributions in 2010.

The increase in weighted average shares outstanding is primarily a result of our public offerings of a total of 29,325,000 common shares during the second and third quarters of 2009.

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

Six Months Ended June 30, 2010 versus 2009

	For the Six Months Ended June 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$365,274	$362,912	$2,362	0.7%
Rental Income:
Minimum rents - hotels	66,142	63,977	2,165	3.4%
Minimum rents - travel centers	93,937	84,749	9,188	10.8%
Total rental income	160,079	148,726	11,353	7.6%
FF&E reserve income	11,146	9,717	1,429	14.7%

Expenses:
Hotel operating expenses	235,457	234,253	1,204	0.5%
Depreciation and amortization - hotels	80,312	80,940	(628)	(0.8)%
Depreciation and amortization - travel centers	40,951	41,993	(1,042)	(2.5)%
Total depreciation and amortization	121,263	122,933	(1,670)	(1.4)%
General and administrative	19,365	19,708	(343)	(1.7)%

Operating income	160,414	144,461	15,953	11.0%

Interest income	183	70	113	161.4%
Interest expense	(71,892)	(71,567)	325	0.5%
Gain (loss) on extinguishment of debt	(6,720)	39,888	(46,608)	116.9%
Loss on asset impairment	(16,384)	—	(16,384)	—
Income before income taxes	65,601	112,852	(47,251)	(41.9)%
Income tax expense	(1,526)	(749)	777	103.7%

Net income	64,075	112,103	(48,028)	(42.8)%
Net income available for common shareholders	49,135	97,163	(48,028)	(49.4)%
Weighted average shares outstanding	123,385	94,672	28,713	30.3%
Net income available for common shareholders per common share	$0.40	$1.03	$(0.63)	(61.2)%

The increase in hotel operating revenues in the first six months of 2010 versus the first six months of 2009 was caused primarily by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from the sixth months ended June 30, 2009 due to higher occupancy rates, partially offset by declines in ADR. Additional operating statistics of our hotels are included in the table on page 29.

The increase in rental income - hotels is a result of increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2009 and 2010.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in rental income - travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers and interest of $6,150 earned on deferred rent amounts in 2010.  Rental income for both periods excludes the $30,000 of rent deferred by TA under our rent deferral agreement discussed above.

The increase in FF&E reserve income is primarily due to increases in the percentage of sales contributed to our FF&E reserves by some of our tenants in 2010 and increased levels of hotel sales in 2010 versus 2009 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by increased expenses associated with higher occupancy at our managed hotels partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $40,749 and $30,298 less than the minimum returns due to us in the six months ended June 30, 2010 and June 30, 2009, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2009 and 2010.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

The decrease in general and administrative costs is primarily due to lower professional services fees in 2010 versus 2009.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during 2010.

The increase in interest expense is primarily due to higher weighted average interest rates, partially offset by lower average borrowings during 2010 versus 2009.

During the six months ended June 30, 2010, we recorded a $6,720 non-cash loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260, $1,058 of the equity component of the notes and $588 of transaction costs.  For the six months ended June 30, 2009, we recorded a $39,888 non-cash gain on the extinguishment of debt relating to our repurchase of $192,001 face amount of our 3.8% convertible senior notes due 2027 and various issues of our senior notes for an aggregate purchase price of $143,809, excluding accrued interest. The gain on extinguishment of debt is net of unamortized issuance costs and discounts of approximately $8,303 and a portion of the equity component of the notes of $148.

In connection with a decision to pursue the sale of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, non-cash loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated net realizable value less costs to sell.  Our Staybridge Suites® hotel in Dallas, TX is also being offered for sale but we estimate the net realizable value less costs to sell of this hotel is greater than its carrying value.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in income tax expense is primarily the result of higher state income taxes due to an increase in taxable income for state income tax purposes as a result of lower common share distributions in 2010.

The increase in weighted average shares outstanding is primarily a result of our public offerings of a total of 29,325,000 common shares during the second and third quarters of 2009.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share are primarily due to the investment and operating activities discussed above. On a per share basis, the percentage decrease in net income available for common shareholders is higher due to the increase in our weighted average common shares outstanding described above

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2010, all 474 of our properties were operated under 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 27 and 28.  During the twelve months ended June 30, 2010, all of our 11 hotel operating agreements generated coverage of less than 1.0x (-.08x to 0.84x).

During the twelve months ended June 30, 2010, our two travel center leases, representing 185 properties, generated coverage of 1.14x and 0.97x, respectively.  Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the 12 months ended June 30, 2010 using the contractual rent amounts without consideration of the rent deferral or interest on deferred rents.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

Three hundred fifty (350) of our properties, representing 76% of our total investments at cost as of June 30, 2010, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively.  As of August 8, 2010, all other payments due from our hotel managers and tenants were current.  Also, TA is current in its contractual obligations to us for its travel center

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

leases, but TA continues to defer $5,000/month of rent due to us pursuant to the rent deferral agreement we entered with TA in August 2008.  Nonetheless, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the recovery in the economy which appears may have begun is so extended and moderate that historical operating results at our properties are not achieved in a reasonable period.  If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2010, our hotel managers and hotel tenants contributed $28,008 to these accounts and $28,562 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of June 30, 2010, there was $41,526 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2010, we funded $16,997 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our four Marriott portfolio agreements using existing cash balances. We currently expect to fund up to an additional approximately $86,233 during the remainder of 2010, using funds from our existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the minimum rents and returns payable to us will increase.

In November 2008, we were notified by Host that it will not exercise its renewal option at the end of the current lease term for 18 hotels which we have historically referred to as our Marriott No. 2 contract.  Upon expiration of the agreement on December 31, 2010, we will be required to return the $17,220 security deposit to Host.  Although Host has not notified us of its intentions, it did disclose in a recent filing with the SEC its intent not to exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract.  If Host elects not to renew the lease, upon expiration of the agreement on December 31, 2012, we will be required to return the $50,540 security deposit to Host.  We expect to fund the return of the security deposits using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components. In May 2008, we entered into an amendment to our

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year.  The amendment provided that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sells us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount is discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  During the six months ended June 30, 2010, we purchased $3,489 of additional improvements; as of June 30, 2010, we have funded $114,348 and our remaining purchase commitment under this lease is $3,603.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under these lease provisions during the six months ended June 30, 2010.

On January 15, 2010 and April 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2010 and April 14, 2010, respectively. On June 1, 2010, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on June 30, 2010, with respect to the period ended July 14, 2010. We paid this amount on July 15, 2010.  We funded these distributions using existing cash balances.

On February 16, 2010 and May 17, 2010, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2010 and May 16, 2010, respectively. On July 1, 2010, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on July 30, 2010, with respect to the period ending August 14, 2010. We expect to pay this amount on or about August 16, 2010, using existing cash balances.

On February 22, 2010 and May 24, 2010, we paid a $0.45 per share distribution to our common shareholders.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility. On July 15, 2010, we declared a $0.45 per share distribution to our common shareholders of record on July 30, 2010.  We expect to pay this amount on or about August 24, 2010, using existing cash balances and borrowings under our revolving credit facility.

During the second quarter of 2010, we repurchased an aggregate of $185,696 of our 3.8% convertible senior notes at a total cost of $185,626, excluding accrued interest, and recognized a $6,720 non-cash loss on extinguishment of debt, including unamortized discount and issuance costs. We made these purchases using existing cash balances and borrowings under our revolving credit facility.

On July 15, 2010, we redeemed at par plus accrued interest $50,000 of our 9.125% senior notes using borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 24, 2010, and we have the option to extend the facility for one additional year upon payment of a fee, provided certain conditions are met. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a spread and was 0.9% as of June 30, 2010. Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of June 30, 2010, we had $38,000 outstanding under our revolving credit facility.  We continue to monitor market conditions for comparable revolving credit facilities, and to date our Board of Trustees has not made a decision to either pursue a new or amended revolving credit facility or exercise our one year extension option.

At June 30, 2010, we had $3,754 of cash and cash equivalents and $712,000 available from our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our term debt maturities (other than our revolving credit facility) as of June 30, 2010 were as follows: $50,000 in 2010 (redeemed on July 15, 2010), $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $79,054 in 2027. Our $79,054 of 3.8% convertible senior notes due 2027 are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of June 30, 2010, we had one mortgage note with a current principal balance of $3,429 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

Debt Covenants

Our debt obligations at June 30, 2010, consist of our revolving credit facility, $2,021,883 of unsecured term debt and convertible notes and our $3,429 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2010, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2010, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Crestline, Hyatt, and Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of June 30, 2010, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and none of it has been independently verified by us.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Subleased to Subsidiary of Crestline. (1)	Subsidiary of Host Subleased to Subsidiary of Crestline. (1)	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (2):	$606,207	$220,667	$427,543	$274,222	$90,078	$436,708	$589,280

Security Deposit (000s):	$50,540	$17,220	$18,115 (3)	$14,357 (4)	—	$36,872 (5)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (6):	3 for 12 years each (7)	(8)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (9):	$60,483	$22,048	$44,199	$28,509	$9,350	$37,882	$50,000

Additional Return:	—	—	$711 (10)	—	—	—	$10,000 (10)

Percentage Return / Rent (11):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (12):
Year ended 12/31/09:	0.88x	0.72x	0.69x	0.68x	-0.07x	0.75x	0.72x
Twelve months ended 6/30/10:	0.84x	0.70x	0.64x	0.67x	-0.08x	0.74x	0.65x
Three months ended 6/30/10:	1.00x	0.78x	0.78x	0.76x	0.06x	0.88x	0.82x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)

In July 2010, we were notified that the subleases between Host Hotels & Resorts and subsidiaries of Barceló Crestline had been terminated as a result of the failure of the Barceló Crestline subsidiaries to meet their contractual net worth requirements to us. The terms of our leases with Host for these hotels, including the annual minimum rent payable to us under the leases, did not change as a result of the sublease terminations.

(2)	Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.
(3)

The original amount of this security deposit was $36,203. As of June 30, 2010, we have applied $18,088 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement. An additional $497 was applied in July and August 2010 to cover additional deficiencies in the minimum rent. As of August 8, 2010, the balance of this security deposit is $17,618.

(4)

The original amount of this security deposit was $28,508. As of June 30, 2010, we have applied $14,151 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement. An additional $875 was applied in July and August 2010 to cover additional deficiencies in the minimum rent and late charges. As of August 8, 2010, the balance of this security deposit is $13,482.

(5)	In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(6)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(7)

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

(9)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(10)

These agreements provide for annual additional return payments to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees. These amounts are not guaranteed or secured by deposits.

(11)

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14 (1)	10 (2)	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,724	2,096	— (3)	—	42,880 (3)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.

Investment (000s) (4):	$512,373	$254,876	$301,942	$202,251	$1,844,309	$705,506	$6,465,962

Security Deposit (000s):	$36,872 (5)	$36,872 (5)	—	—	—	—	$137,104

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (6):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (7):	$44,258	$21,541	$22,037	$12,920	$170,082(8)(9)	$66,177(8)	$589,486

Additional Return:	$3,458 (10)	$1,750 (10)	50% of cash flow in excess of minimum return. (11)	50% of cash flow in excess of minimum return. (11)	—	—	$15,919
Percentage Return / Rent (12):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.
Return / Rent Coverage (13)(14):
Year ended 12/31/09:	0.68x	0.40x	0.72x	0.66x	1.12x	1.05x	-0.07x – 1.12x
Twelve months ended 6/30/10:	0.60x	0.39x	0.70x	0.61x	1.14x	0.97x	-0.08x – 1.14x
Three months ended 6/30/10:	0.89x	0.47x	0.83x	0.60x	1.55x	1.37x	0.06x – 1.55x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

(1)

A decision has been made to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® hotel in Hilton Head, SC and the Holiday Inn® hotel in Memphis, TN. Information provided in this table includes these hotels.

(2)

A decision has been made to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® and the Staybridge Suites® hotels in Dallas, TX. Information provided in this table includes these hotels.

(3)	Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(4)	Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.
(5)	In addition to the limited guarantee, a single $36,872 deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios.
(6)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(7)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(8)

Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000/month of rent under the two leases for the period from July 1, 2008 until December 31, 2010. For the three and six months ended June 30, 2010, TA deferred $15,000 and $30,000 in rents, respectively. TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral or interest on deferred rents.

(9)	The amount of minimum rent payable to us by TA is scheduled to increase to $174,725 and $179,792 in February 2011 and February 2012, respectively, without taking any rent deferral into consideration.
(10)

These agreements provide for annual additional return payment to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees. These amounts are not guaranteed or secured by deposits.

(11)

These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(12)

Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(13)

We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us.

(14)	TA rent coverage ratios were calculated based upon the contractual rent amounts and do not reflect the effect of any rent deferral.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	Second Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2010	2009	Change	2010	2009	Change
ADR
InterContinental (no. 1)	31	3,844	$94.57	$102.30	-7.6%	$95.67	$105.05	-8.9%
InterContinental (no. 2)	76	9,220	57.19	63.77	-10.3%	57.93	65.58	-11.7%
InterContinental (no. 3) (2)	14	4,139	120.59	123.88	-2.7%	119.68	127.01	-5.8%
InterContinental (no. 4) (3)	10	2,937	89.19	94.42	-5.5%	89.74	97.39	-7.9%
Marriott (no. 1)	53	7,610	104.85	107.94	-2.9%	105.20	112.41	-6.4%
Marriott (no. 2)	18	2,178	103.52	105.52	-1.9%	102.33	106.97	-4.3%
Marriott (no. 3)	34	5,020	96.20	100.59	-4.4%	95.46	102.28	-6.7%
Marriott (no. 4)	19	2,756	98.43	101.55	-3.1%	101.39	108.52	-6.6%
Marriott (no. 5)	1	356	171.38	194.67	-12.0%	180.83	204.58	-11.6%
Hyatt	22	2,724	85.03	90.89	-6.4%	84.30	94.20	-10.5%
Carlson	11	2,096	83.12	84.38	-1.5%	84.44	90.08	-6.3%
Total/Average	289	42,880	$90.50	$95.89	-5.6%	$91.05	$98.98	-8.0%

OCCUPANCY
InterContinental (no. 1)	31	3,844	81.8%	71.8%	10.0 Pts	76.1%	67.7%	8.4 Pts
InterContinental (no. 2)	76	9,220	75.3%	64.7%	10.6 Pts	69.5%	62.6%	6.9 Pts
InterContinental (no. 3) (2)	14	4,139	79.6%	73.7%	5.9 Pts	74.7%	70.5%	4.2 Pts
InterContinental (no. 4) (3)	10	2,937	70.9%	63.9%	7.0 Pts	67.7%	61.8%	5.9 Pts
Marriott (no. 1)	53	7,610	66.3%	61.5%	4.8 Pts	62.1%	57.7%	4.4 Pts
Marriott (no. 2)	18	2,178	75.6%	71.9%	3.7 Pts	71.8%	67.0%	4.8 Pts
Marriott (no. 3)	34	5,020	67.4%	66.1%	1.3 Pts	63.7%	61.8%	1.9 Pts
Marriott (no. 4)	19	2,756	69.7%	65.0%	4.7 Pts	66.8%	63.0%	3.8 Pts
Marriott (no. 5)	1	356	86.5%	68.6%	17.9 Pts	80.6%	71.0%	9.6 Pts
Hyatt	22	2,724	80.9%	69.1%	11.8 Pts	77.2%	64.9%	12.3 Pts
Carlson	11	2,096	59.5%	55.5%	4.0 Pts	58.8%	55.9%	2.9 Pts
Total/Average	289	42,880	72.9%	66.1%	6.8 Pts	68.6%	63.0%	5.6 Pts

RevPAR
InterContinental (no. 1)	31	3,844	$77.36	$73.45	5.3%	$72.80	$71.12	2.4%
InterContinental (no. 2)	76	9,220	43.06	41.26	4.4%	40.26	41.05	-1.9%
InterContinental (no. 3) (2)	14	4,139	95.99	91.30	5.1%	89.40	89.54	-0.2%
InterContinental (no. 4) (3)	10	2,937	63.24	60.33	4.8%	60.75	60.19	0.9%
Marriott (no. 1)	53	7,610	69.52	66.38	4.7%	65.33	64.86	0.7%
Marriott (no. 2)	18	2,178	78.26	75.87	3.2%	73.47	71.67	2.5%
Marriott (no. 3)	34	5,020	64.84	66.49	-2.5%	60.81	63.21	-3.8%
Marriott (no. 4)	19	2,756	68.61	66.01	3.9%	67.73	68.37	-0.9%
Marriott (no. 5)	1	356	148.24	133.54	11.0%	145.75	145.25	0.3%
Hyatt	22	2,724	68.79	62.80	9.5%	65.08	61.14	6.4%
Carlson	11	2,096	49.46	46.83	5.6%	49.65	50.35	-1.4%
Total/Average	289	42,880	$65.97	$63.38	4.1%	$62.46	$62.36	0.2%

(1)	Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.
(2)

A decision has been made to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® hotel in Hilton Head, SC and the Holiday Inn® hotel in Memphis, TN. Information provided in this table includes these hotels.

(3)

A decision has been made to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® and the Staybridge Suites® hotels in Dallas, TX.  Information provided in this table includes these hotels.

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

Related Person Transactions

As noted above, TA is our largest tenant.  TA is our former subsidiary and we are its largest shareholder.  RMR provides management services to both us and TA.  We lease our 185 travel centers to TA under two lease agreements, which we refer to as our TA No. 1 and TA No. 2 agreements.  See the table on page 28 for more information about the terms of these agreements.  We recognized rental income of $47,365 and $93,937 for the three and six months ended June 30, 2010, respectively, and $42,550 and $84,749 for the three and six months ended June 30, 2009, respectively, under our lease agreements with TA.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,258 and $16,408, and $8,219 and $16,307 for the three and six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

As of June 30, 2010, we have invested approximately $5,177 in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own 14.29% of Affiliates Insurance.  All of our trustees are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premiums for this property insurance are expected to be approximately $4,816.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance.

For more information about our related person transactions, including our dealings with TA, RMR, Affiliates Insurance, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our 2009 Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our 2009 Annual Report, the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 24, 2010 relating to our 2010 Annual Meeting of Shareholders and in Item 1.01 in our Current Report on Form 8-K filed with the SEC on January 20, 2010.

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

As of June 30, 2010, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior unsecured notes and one issue of fixed rate convertible senior notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity		Interest Payments Due
$50,000	9.125%	$4,563	2010	(1)	Semi-Annually
100,829	6.850%	6,907	2012		Semi-Annually
287,000	6.750%	19,373	2013		Semi-Annually
300,000	7.875%	23,625	2014		Semi-Annually
280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
79,054	3.800%	3,004	2027	(2)	Semi-Annually
$2,021,883		$129,472

(1)	We redeemed these notes at par plus accrued interest on July 15, 2010 using borrowings under our revolving credit facility.
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

Except as described in note 2 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,946. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $43,623.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  Also, as noted herein, we have recently repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to the contractual maturities.

At June 30, 2010, we had one mortgage note secured by one hotel, with a principal balance of $3,429 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note, which requires monthly principal and interest payments of $32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2010. We can extend the maturity for one year upon payment of a fee, provided certain conditions are met. At June 30, 2010, we had $38,000 outstanding and $712,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread (0.9% as of June 30, 2010). Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $38,000 under our revolving credit facility was 0.90% per annum at June 30, 2010. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of June 30, 2010:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2010	0.90%	$38,000	$342
10% increase	0.99%	$38,000	$376
10% reduction	0.81%	$38,000	$308

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL;

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT;

•                  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

•                  OUR PLANS TO PURSUE THE SALE OF FOUR HOTELS;

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE, WITH RMR AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS;

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, RMR AND THEIR AFFILIATES;

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

•                  THE MARRIOTT AND CRESTLINE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT’S OR CRESTLINE’S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF HOTEL ROOM DEMAND BECOMES FURTHER DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS;

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

•                  OUR PARTICIPATION IN AFFILIATES INSURANCE INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AFFILIATES INSURANCE MAY BE DELAYED OR MAY NOT OCCUR;

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES; AND

•                  WE HAVE REDUCED THE CARRYING VALUE OF THREE HOTELS WE PLAN TO SELL TO THEIR ESTIMATED NET REALIZABLE VALUES LESS COSTS TO SELL.  IN FACT, WE MAY BE UNABLE TO SELL ANY OF THE HOTELS WE PLAN TO SELL OR MAY SELL THE HOTELS AT AN AMOUNT THAT IS LESS THAN THEIR ADJUSTED CARRYING VALUES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR 2009 ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN THIS REPORT AND IN OUR 2009 ANNUAL REPORT.

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

PART II             Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our 2009 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2009 Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2009 Annual Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

During the six months ended June 30, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and Crestline.

During the six months ended June 30, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million (which we have historically referred to as our Marriott No. 4 contract) were $8.9 million and $5.6 million, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between June 30, 2010 and August 8, 2010, we received payments for the Marriott No. 3 and Marriott No. 4 contracts which were less than the contractual minimums required by $0.5 million and $0.9 million, respectively, and we applied the security deposits we hold to cover these amounts.  At August 8, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $17.6 million and $13.5 million, respectively.

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

We may experience losses from our business dealings with Affiliates Insurance.

We have invested approximately $5.2 million in Affiliates Insurance, we have purchased property insurance for some of our hotels in a program designed by Affiliates Insurance and we are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to other types of insurance.  Our principal reasons for investing in Affiliates Insurance and in purchasing insurance in these programs is to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us and/or by participating in the profits which we may realize as an owner of Affiliates Insurance.  These beneficial financial results may not occur.  Affiliates Insurance’s business involves the risks typical of a start up business as well as the risks specific to insurance businesses.  For example, if risks insured by Affiliates Insurance occur, Affiliates Insurance may incur losses; and these risks of insurance underwriting losses may be especially likely to occur in Affiliates Insurance’s early years of operation.  Also, because of the insurance amounts we and other shareholders and customers of Affiliates Insurance may require are large, Affiliates Insurance will generally design insurance programs which require participation by other, third party insurers as well as re-insurance by other insurers of certain risks underwritten by Affiliates Insurance.  Such third party participation in these insurance programs is expected to be available only on market clearing terms which may limit the profits which Affiliates can achieve and the insurance cost savings we may realize.  Accordingly, our anticipated financial benefits from our business dealings with Affiliates Insurance may be delayed or not be achieved and we may experience losses from these dealings.

Item 6.  Exhibits

10.1

Amended and Restated Credit Agreement, dated as of May 23, 2005, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (Filed herewith.)

10.2

Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Filed herewith.)

10.3	Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Filed herewith.)
10.4	Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Filed herewith.)
10.5	First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32	Section 1350 Certification. (Furnished herewith.)
101

The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 9, 2010

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 9, 2010