Form 10-Q
period 2010-09-30
HOSPITALITY PROPERTIES TRUST
filed 2010-11-08
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 7, 2010: 123,444,235

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2010

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

PART I                             Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS

Real estate properties, at cost:
Land	$1,377,108	$1,392,472
Buildings, improvements and equipment	4,987,426	5,074,660
	6,364,534	6,467,132
Accumulated depreciation	(1,316,278)	(1,260,624)
	5,048,256	5,206,508
Cash and cash equivalents	4,862	130,399
Restricted cash (FF&E reserve escrow)	66,781	25,083
Other assets, net	210,071	186,380
	$5,329,970	$5,548,370

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$123,000	$—
Senior notes, net of discounts	1,885,973	1,934,818
Convertible senior notes, net of discount	77,161	255,269
Mortgage payable	3,407	3,474
Security deposits	131,838	151,587
Accounts payable and other liabilities	76,796	103,678
Due to affiliate	11,320	2,859
Dividends payable	4,754	4,754
Total liabilities	2,314,249	2,456,439

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 123,444,235 and 123,380,335 issued and outstanding, respectively	1,234	1,234
Additional paid in capital	3,462,169	3,462,209
Cumulative net income	2,135,469	2,021,162
Cumulative other comprehensive income	1,736	3,230
Cumulative preferred distributions	(175,931)	(153,521)
Cumulative common distributions	(2,799,095)	(2,632,522)
Total shareholders’ equity	3,015,721	3,091,931
	$5,329,970	$5,548,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Hotel operating revenues	$193,626	$184,595	$558,900	$547,507
Rental income	81,695	75,136	241,774	223,862
FF&E reserve income	5,877	4,692	17,023	14,409
Total revenues	281,198	264,423	817,697	785,778

Expenses:
Hotel operating expenses	128,601	120,364	364,058	354,617
Depreciation and amortization	57,997	61,311	179,260	184,244
General and administrative	10,082	10,378	29,396	29,977
Total expenses	196,680	192,053	572,714	568,838

Operating income	84,518	72,370	244,983	216,940

Interest income	33	28	216	98
Interest expense (including amortization of deferred financing costs and debt discounts of $1,488, $2,354, $5,629 and $8,660, respectively)	(33,475)	(34,943)	(105,367)	(106,510)
Gain (loss) on extinguishment of debt	—	11,209	(6,720)	51,097
Loss on asset impairment	—	—	(16,384)	—
Equity in earnings (losses) of an investee	34	(23)	(17)	(132)
Income before income taxes	51,110	48,641	116,711	161,493
Income tax expense	(878)	(375)	(2,404)	(1,124)

Net income	50,232	48,266	114,307	160,369
Preferred distributions	(7,470)	(7,470)	(22,410)	(22,410)
Net income available for common shareholders	$42,762	$40,796	$91,897	$137,959

Weighted average common shares outstanding	123,399	118,780	123,389	102,796

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.35	$0.34	$0.74	$1.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$114,307	$160,369
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	179,260	184,244
Amortization of deferred financing costs and debt discounts as interest	5,629	8,660
Security deposits applied to payment shortfalls	(19,749)	(10,577)
FF&E reserve income and deposits	(44,451)	(37,833)
(Gain) loss on extinguishment of debt	6,720	(51,097)
Loss on asset impairment	16,384	—
Equity in losses of an investee	17	132
Other non-cash (income) expense, net	(1,943)	(1,666)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,585)	1,213
Decrease in accounts payable and other liabilities	(23,730)	(33,610)
Increase in due to affiliate	8,461	8,249
Cash provided by operating activities	239,320	228,084

Cash flows from investing activities:
Real estate acquisitions and improvements	(7,043)	(6,500)
FF&E reserve fundings	(55,004)	(60,568)
Investment in Affiliates Insurance Company	(76)	(5,109)
Cash used in investing activities	(62,123)	(72,177)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	372,958
Issuance of senior notes, net of discount	—	296,961
Repurchase of convertible senior notes	(185,626)	(258,102)
Repurchase of senior notes	—	(45,239)
Repayment of senior notes	(50,000)	—
Draws on revolving credit facility	228,000	389,000
Repayments of revolving credit facility	(105,000)	(785,000)
Deferred financing costs	(1,125)	(2,149)
Distributions to preferred shareholders	(22,410)	(22,410)
Distributions to common shareholders	(166,573)	(72,374)
Cash used in financing activities	(302,734)	(126,355)
(Decrease) increase in cash and cash equivalents	(125,537)	29,552
Cash and cash equivalents at beginning of period	130,399	22,450
Cash and cash equivalents at end of period	$4,862	$52,002

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2010	2009

Supplemental cash flow information:
Cash paid for interest	$126,619	$118,832
Cash paid for income taxes	1,737	1,942
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$45,309	$37,718
Property managers’ purchases with FF&E reserve	(58,615)	(61,551)
Non-cash financing activities:
Issuance of common shares	$1,018	$624

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

Note 2.  New Accounting Pronouncements

Effective January 1, 2010, we adopted the updated Consolidation Topic of the Codification that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The previous standard required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events occurred.  This Topic was updated to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and amended certain guidance for determining whether an entity is a VIE.  The implementation of this guidance did not change our determination that each of our TRSs is a VIE that we must consolidate.

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

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and nine months ended September 30, 2010 and 2009, respectively.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Beginning in the 2008 second quarter, we ceased recognition of straight line rental income for our lease with TravelCenters of America, or TA, for 145 travel centers.  See Notes 10 and 11 for further information relating to TA.  We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $375 and $1,163 for the three and nine months ended September 30, 2010, respectively, and $180 and $1,163 for the three and nine months ended September 30, 2009, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at September 30, 2010 or 2009.

Note 5.  Shareholders’ Equity

Distributions

On January 15, 2010, April 15, 2010 and July 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2010, April 14, 2010 and July 14, 2010, respectively. On September 1, 2010, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on September 30, 2010, with respect to the period ended October 14, 2010. We paid this amount on October 15, 2010.

On February 16, 2010, May 17, 2010 and August 16, 2010, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2010, May 16, 2010 and August 14, 2010, respectively.  On October 1, 2010, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on October 29, 2010, with respect to the period ending November 14, 2010. We expect to pay this amount on or about November 15, 2010.

On February 22, 2010, May 24, 2010 and August 24, 2010, we paid a $0.45 per share distribution to our common shareholders.  On October 13, 2010, we declared a $0.45 per share distribution to our common shareholders of record on October 29, 2010.  We expect to pay this amount on or about November 23, 2010.

Common Share Issuances

On April 15, 2010, pursuant to our equity compensation plan, we granted 2,000 common shares, valued at $26.00 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

On September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 53,900 common shares, valued at $22.01 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain key employees of Reit Management & Research LLC, or RMR.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Comprehensive Income

Cumulative other comprehensive income represents the unrealized gain on the shares of TA common stock we own (see Note 11).  The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$50,232	$48,266	$114,307	$160,369
Increase (decrease) in unrealized gain on TA common stock	1,740	5,294	(1,494)	5,341
Comprehensive income	$51,972	$53,560	$112,813	$165,710

Note 6.  Indebtedness

We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (assuming holders exercise their put option on March 20, 2012).

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $77,161 and $255,269 as of September 30, 2010 and December 31, 2009, respectively.

•                  The unamortized discount on the notes was $1,893 and $9,481 as of September 30, 2010 and December 31, 2009, respectively. We expect to amortize the discount through March 20, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

•                  Interest expense for the three months ended September 30, 2010 and 2009 increased because of non-cash amortization of $380, or $0.00 per share, and $1,301, or $0.01 per share, respectively. For the nine months ended September 30, 2010 and 2009, interest expense increased because of non-cash amortization of $2,217, or $0.02 per share, and $5,651, or $0.05 per share, respectively.

•                  The equity component of the notes as of September 30, 2010 is $37,710.

During the second quarter of 2010, we repurchased an aggregate of $185,696 of our 3.8% convertible senior notes due 2027 at a total cost of $185,626, excluding accrued interest, and recognized a $6,720 non-cash loss on extinguishment of debt, net of unamortized discount and issuance costs of $7,260, $1,058 of the equity component of the notes and $588 of transaction costs.

We have a $750,000 interest only, unsecured revolving credit facility. In September 2010, we exercised our option to extend the final maturity date of our credit facility by one year to October 24, 2011, upon payment of a $1,125 extension fee.  The interest rate on drawings under the credit facility is LIBOR plus a spread and was 0.81% per annum at September 30, 2010. As of September 30, 2010, we had $123,000 outstanding under our revolving credit facility and $627,000 available to be drawn for general business purposes, including acquisitions.

On July 15, 2010, we redeemed at par plus accrued interest $50,000 of our 9.125% senior notes.

Note 7.  Real Estate Properties

At September 30, 2010, we owned 474 properties consisting of 289 hotels and 185 travel centers.  All of these properties are operated under 13 management agreements or leases.

During the nine months ended September 30, 2010, we funded $62,047 of improvements to certain of our properties, which resulted in a $5,500 increase in our annual minimum returns and rents.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three and nine months ended September 30, 2010, we recognized current tax expense of $878 and $2,404, respectively, which includes $35 and $105, respectively, of foreign taxes and $889 and $2,437, respectively, of federal alternative minimum tax and certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and nine months ended September 30, 2010, we recognized a deferred tax benefit of $46 and $138, respectively, related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended September 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$193,626	$—	$—	$193,626
Rental income	33,880	47,815	—	81,695
FF&E reserve income	5,877	—	—	5,877
Total revenues	233,383	47,815	—	281,198

Hotel operating expenses	128,601	—	—	128,601
Depreciation and amortization expense	38,205	19,792	—	57,997
General and administrative expense	—	—	10,082	10,082
Total expenses	166,806	19,792	10,082	196,680

Operating income (loss)	66,577	28,023	(10,082)	84,518

Interest income	—	—	33	33
Interest expense	—	—	(33,475)	(33,475)
Equity in earnings of an investee	—	—	34	34
Income (loss) before income taxes	66,577	28,023	(43,490)	51,110
Income tax expense	—	—	(878)	(878)

Net income (loss)	$66,577	$28,023	$(44,368)	$50,232

	For the Nine Months Ended September 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$558,900	$—	$—	$558,900
Rental income	100,023	141,751	—	241,774
FF&E reserve income	17,023	—	—	17,023
Total revenues	675,946	141,751	—	817,697

Hotel operating expenses	364,058	—	—	364,058
Depreciation and amortization expense	118,517	60,743	—	179,260
General and administrative expense	—	—	29,396	29,396
Total expenses	482,575	60,743	29,396	572,714

Operating income (loss)	193,371	81,008	(29,396)	244,983

Interest income	—	—	216	216
Interest expense	—	—	(105,367)	(105,367)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Loss on asset impairment	(16,384)	—	—	(16,384)
Equity in losses of an investee	—	—	(17)	(17)
Income (loss) before income taxes	176,987	81,008	(141,284)	116,711
Income tax expense	—	—	(2,404)	(2,404)

Net income (loss)	$176,987	$81,008	$(143,688)	$114,307

	As of September 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,084,978	$2,224,642	$20,350	$5,329,970

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information (continued)

	For the Three Months Ended September 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$184,595	$—	$—	$184,595
Rental income	32,583	42,553	—	75,136
FF&E reserve income	4,692	—	—	4,692
Total revenues	221,870	42,553	—	264,423

Hotel operating expenses	120,364	—	—	120,364
Depreciation and amortization expense	40,897	20,414	—	61,311
General and administrative expense	—	—	10,378	10,378
Total expenses	161,261	20,414	10,378	192,053

Operating income (loss)	60,609	22,139	(10,378)	72,370

Interest income	—	—	28	28
Interest expense	—	—	(34,943)	(34,943)
Gain on extinguishment of debt	—	—	11,209	11,209
Equity in losses of an investee	—	—	(23)	(23)
Income (loss) before income taxes	60,609	22,139	(34,107)	48,641
Income tax expense	—	—	(375)	(375)

Net income (loss)	$60,609	$22,139	$(34,482)	$48,266

	For the Nine Months Ended September 30, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$547,507	$—	$—	$547,507
Rental income	96,561	127,301	—	223,862
FF&E reserve income	14,409	—	—	14,409
Total revenues	658,477	127,301	—	785,778

Hotel operating expenses	354,617	—	—	354,617
Depreciation and amortization expense	121,837	62,407	—	184,244
General and administrative expense	—	—	29,977	29,977
Total expenses	476,454	62,407	29,977	568,838

Operating income	182,023	64,894	(29,977)	216,940

Interest income	—	—	98	98
Interest expense	—	—	(106,510)	(106,510)
Gain on extinguishment of debt	—	—	51,097	51,097
Equity in losses of an investee	—	—	(132)	(132)
Income (loss) before income taxes	182,023	64,894	(85,424)	161,493
Income tax expense	—	—	(1,124)	(1,124)

Net income (loss)	$182,023	$64,894	$(86,548)	$160,369

	As of December 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,128,108	$2,278,942	$141,320	$5,548,370

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 39% of our real estate investments, at cost, as of September 30, 2010.  The following table presents summary financial information for TA for its quarter ended September 30, 2010, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended September 30,
	2010	2009
Operations
Total revenues	$1,513,110	$1,281,919
Total cost of goods sold	1,252,827	1,049,323
Net income (loss)	4,466	(12,237)

	For the Nine Months Ended September 30,
	2010	2009
Total revenues	$4,401,220	$3,376,807
Total cost of goods sold	3,682,898	2,701,661
Net loss	(35,577)	(45,313)

Cash Flows
Net cash provided by operating activities	48,085	68,152
Net cash used in investing activities	(33,735)	(28,371)
Net increase in cash	14,352	39,829
Cash and cash equivalents at the beginning of the period	155,632	145,516
Cash and cash equivalents at the end of the period	169,984	185,345

	As of September 30,
	2010	2009
Financial Position
Current assets	$447,168	$446,614
Noncurrent assets	478,339	478,848
Current liabilities	387,446	230,418
Noncurrent liabilities	257,727	336,546
Total shareholders’ equity	280,334	358,498

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to TA’s Quarterly Report are included as textual references only, and the information in TA’s Quarterly Report is not incorporated by reference into these financial statements.

During the three and nine months ended September 30, 2010 and 2009, TA deferred $15,000 and $45,000, respectively, of rent under the terms of the rent deferral agreement dated August 11, 2008. As of September 30, 2010, TA has deferred $135,000 of rent due to us and may defer additional rent of up to $5,000 per month until December 2010.  For the month of October 2010, TA continued to defer $5,000 of rent as permitted under the agreement.  If TA defers the maximum amount permitted by its rent deferral agreement with us, the deferred rent due to us will total $150,000 at December 31, 2010, although we have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA.  Our agreement with TA requires TA to pay us the entire balance due on or before July 1, 2011.  TA has reported in an SEC filing that it expects to engage in discussions with us to consider modifications of its leases with us and alternatives available to satisfy its obligations to pay the deferred rent amount that is due on or before July 1, 2011.  We expect to engage in such discussions.  We can provide no assurance that we will be able to reach an agreement on any such modifications or alternatives.  Under the terms of the deferral agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $3,750, or $0.03 per share, and $9,900, or $0.08 per share, of income for the three and nine months ended September 30, 2010, respectively; these payments have been reflected as rental income in our condensed consolidated statements of income in accordance with GAAP.  We recognized rental income of $47,815 and

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

$141,751 for the three and nine months ended September 30, 2010, respectively, and $42,553 and $127,301 for the three and nine months ended September 30, 2009, respectively, under our lease agreements with TA.

Note 11. Related Person Transactions

RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,378 and $24,786, and $8,320 and $24,626 for the three and nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Our Managing Trustees are the owners of RMR.

As of September 30, 2010, we have invested $5,209 in Affiliates Insurance Company, or Affiliates Insurance, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are currently serving on the board of directors of Affiliates Insurance. At September 30, 2010, we owned approximately 14.29% of Affiliates Insurance.  Although we own less than 20% of Affiliates Insurance, we use the equity method to account for this investment because we believe that we have significant influence over Affiliates Insurance because each of our trustees is a director of Affiliates Insurance. This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $5,058 and $5,000 as of September 30, 2010 and December 31, 2009, respectively. During the three and nine months ended September 30, 2010, we invested an additional $32 and $76, respectively, in Affiliates Insurance. During the three and nine months ended September 30, 2010, we recognized earnings of $34 and a loss of $17, respectively, related to this investment. During the three and nine months ended September 30, 2009, we recognized a loss of $23 and $132, respectively, related to this investment. In June 2010, we, RMR and other companies to which RMR provides management services, purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance. Our annual premium for this property insurance of $4,816 was paid in June 2010. We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include property insurance for additional properties we own and other types of insurance.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  As of September 30, 2010, we owned 1,540,000 common shares of TA (approximately 8.9% of its total shares outstanding).  RMR provides certain management services to both us and TA.

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

Note 12. Hotel Management Agreements and Leases

During the nine months ended September 30, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, and Barceló Crestline Corporation, or Crestline.

During the nine months ended September 30, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were $11,255 and $8,489, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between September 30, 2010 and November 7, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $734 and $246, respectively, and we applied the security deposits we hold to cover these amounts.  As of November 7, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $14,997 and $11,178, respectively.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the remaining amounts of security deposits we hold from Marriott and from Crestline for these contracts will exceed the 2010 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not determined what additional actions, if any, we may take as a result of these defaults.

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

As of November 7, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($27,201 remaining at September 30, 2010). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($31,960 remaining at September 30, 2010). The combined guarantee provided by InterContinental Hotels Group plc, or InterContinental, for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($24,745 remaining at September 30, 2010) and will expire if and when the hotels achieve stipulated operating results.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 contract) is unlimited and does not expire.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $18,573 and $59,322, less than the minimum returns due to us in the three and nine months ended September 30, 2010, respectively, and $16,287 and $46,585, less than the minimum returns due to us in the three and nine months ended September 30, 2009, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

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

Although Host has not notified us of its intentions, it has disclosed in filings with the SEC its intent not to exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract.  Under the terms of this lease, the tenant is required to provide us written notice of its renewal election no later than December 31, 2010.  If the tenant elects not to renew the lease, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott.

In July 2010, we were notified that the subleases between Host and Crestline for the 53 hotels under our Marriott No. 1 contract and the 18 hotels under our Marriott No. 2 contract have been terminated as a result of the Crestline subtenants’ failure to maintain the minimum net worths required by our agreements.  The terms of our leases with Host for these hotels, including the annual minimum rent payable to us under the leases, did not change as a result of the sublease terminations.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2010, categorized by the level of inputs used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Properties held for sale (1)	$37,151	$—	$—	$37,151
Investment securities (2)	$5,313	$5,313	$—	$—

(1)          Our properties held for sale are reported at estimated fair value less costs to sell and consist of four properties we expect to sell within one year.  In connection with a decision to pursue the sale of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value less costs to sell.  Our Staybridge Suites® hotel in Dallas, TX, is also being offered for sale but we estimate the fair value less costs to sell of this hotel is greater than its carrying value.  We estimated the fair value of these hotels using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).  There was no change in the carrying value of these hotels during the three months ended September 30, 2010.  The carrying value of the properties is included in Other assets in our September 30, 2010, condensed consolidated balance sheet.

(2)          Our investment securities are reported at fair value which is based on quoted market prices (Level 1 inputs).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage notes payable, and security deposits. At September 30, 2010 and December 31, 2009, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage Note, due 2011 at 8.3%	3,407	3,548	3,474	3,496
Senior Notes, due 2012 at 6.85%	100,829	108,508	100,829	106,453
Senior Notes, due 2013 at 6.75%	287,000	311,280	287,000	299,250
Senior Notes, due 2014 at 7.875%	300,000	346,788	300,000	321,020
Senior Notes, due 2015 at 5.125%	280,000	294,981	280,000	262,330
Senior Notes, due 2016 at 6.3%	275,000	306,840	275,000	258,907
Senior Notes, due 2017 at 5.625%	300,000	317,948	300,000	270,594
Convertible Senior Notes, due 2027 at 3.8%	79,054	80,874	264,750	265,280
Senior Notes, due 2018 at 6.7%	350,000	394,942	350,000	337,051
Unamortized discounts	(8,749)	—	(17,492)	—
Total financial liabilities	$1,966,541	$2,165,709	$2,143,561	$2,124,381

We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report and with our 2009 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

2010 Developments

U.S. hotel industry - The U.S. hotel industry continues to experience the financial effects of the recent recession.  In both 2008 and 2009, the U.S. hotel industry generally experienced declines versus the previous year in occupancy, revenues and profitability.  Although each of our hotel operators reported increases in occupancy during the first three quarters of 2010, the majority of our hotel properties continued to experience declines in average daily rate and higher operating expenses resulting in lower profitability at our hotels.  Nonetheless, as of September 30, 2010, all minimum returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.

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

Our tenants and managers - During the nine months ended September 30, 2010, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

During the nine months ended September 30, 2010, the payments we received under our Marriott No. 3 contract that requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $11,255 and $8,489, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between September 30, 2010 and November 7, 2010, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $734 and $246, respectively, and we applied the security deposits we hold to cover these amounts.  At November 7, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $14,997 and $11,178, respectively.

At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the remaining amounts of security deposits we hold from Marriott and from Crestline for these contracts will exceed the 2010 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not determined what additional actions, if any, we may take as a result of these defaults.

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

As of November 7, 2010, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TA rent deferral - In each of the first three quarters of 2010 and 2009, respectively, TA deferred $15,000 of rent under the provisions of the rent deferral agreement entered by us and TA in August of 2008.  As of September 30, 2010, TA has deferred $135,000 of rent due to us and may defer additional rent of up to $5,000 per month until December 2010.  For the month of October 2010, TA continued to defer $5,000 of rent as permitted under the agreement.  If TA defers the maximum amount permitted by its rent deferral agreement with us, the deferred rent due to us will total $150,000 at December 31, 2010.  We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA, our agreement with TA requires TA to pay us the entire balance due on or before July 1, 2011.  TA has reported in an SEC filing that it expects to engage in discussions with us to consider modifications of its leases with us and alternatives available to satisfy its obligations to pay the deferred rent amount that is due on or before July 1, 2011.  We expect to engage in such discussions.  We can provide no assurance that we will be able to reach an agreement on any such modifications or alternatives.  We are also unable to predict the effect that any agreement we may reach would have on the amount of the total rent deferral or the timing of its repayment to us.  Under the terms of this agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $3,750, or $0.03 per share, and $9,900, or $0.08 per share, of income for the three and nine months ended September 30, 2010, respectively, which has been reflected as rental income in our condensed consolidated statements of income in accordance with GAAP.  TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides management services to both us and TA.  For more information about our relationship with TA and RMR and concerning the risks inherent in TA’s business and arising from these relationships, please see our 2009 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and our Proxy Statement dated February 24, 2010 relating to our 2010 Annual Meeting of Shareholders under the caption “Related Person Transactions and Company Review of Such Transactions”.

Management Agreements and Leases

At September 30, 2010, our 289 hotels were operated under 11 operating agreements, including 197 hotels leased to our wholly owned TRSs and managed by independent hotel operating companies and 92 hotels leased to third parties.  We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 28 and 29 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2010 versus 2009

	For the Three Months Ended September 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$193,626	$184,595	$9,031	4.9%
Rental income:
Minimum rents - hotels	33,880	32,583	1,297	4.0%
Minimum rents - travel centers	47,815	42,553	5,262	12.4%
Total rental income	81,695	75,136	6,559	8.7%
FF&E reserve income	5,877	4,692	1,185	25.3%

Expenses:
Hotel operating expenses	128,601	120,364	8,237	6.8%
Depreciation and amortization - hotels	38,205	40,897	(2,692)	(6.6)%
Depreciation and amortization - travel centers	19,792	20,414	(622)	(3.0)%
Total depreciation and amortization	57,997	61,311	(3,314)	(5.4)%
General and administrative	10,082	10,378	(296)	(2.9)%

Operating income	84,518	72,370	12,148	16.8%

Interest income	33	28	5	17.9%
Interest expense	(33,475)	(34,943)	(1,468)	(4.2)%
Gain on extinguishment of debt	—	11,209	(11,209)	—
Equity in earnings (losses) of an investee	34	(23)	57	247.8%
Income before income taxes	51,110	48,641	2,469	5.1%
Income tax expense	(878)	(375)	503	134.1%

Net income	50,232	48,266	1,966	4.1%
Net income available for common shareholders	42,762	40,796	1,966	4.8%
Weighted average shares outstanding	123,399	118,780	4,619	3.9%
Net income available for common shareholders per common share	$0.35	$0.34	$0.01	2.9%

The increase in hotel operating revenues in the third quarter of 2010 compared to the third quarter of 2009 was caused by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from the third quarter of 2009 due to higher occupancy rates, partially offset by declines in average daily room rates, or ADR at certain of our hotels. Additional operating statistics of our hotels are included in the table on page 30.

The increase in rental income - hotels is a result of increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2009 and 2010.

The increase in rental income - travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers and $3,750 as a result of interest earned on deferred rent amounts in 2010.  Rental income for both periods excludes the $15,000 of rent deferred by TA under our rent deferral agreement discussed above.

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

The increase in hotel operating expenses was primarily caused by increased expenses associated with higher occupancy at our managed hotels partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $18,573 and $16,287 less than the minimum returns due to us in the three months ended September 30, 2010 and 2009, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2009 and 2010.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

The decrease in general and administrative costs is primarily due to lower professional services fees in 2010 versus 2009.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average restricted cash balances during 2010 versus 2009.

The decrease in interest expense is primarily due to lower average borrowings, partially offset by higher weighted average interest rates in the 2010 period compared to the 2009 period.

During the third quarter of 2009, we recorded a $11,209 gain on the extinguishment of debt relating to our purchase of $175,420 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $159,532, excluding accrued interest.  The gain on extinguishment of debt is net of unamortized issuance costs and discounts of $9,534 and a portion of the equity component of the notes of $4,854.

Equity in earnings (losses) of an investee represents our proportionate share of earnings (losses) of Affiliates Insurance.

The increase in income tax expense is primarily the result of an increase in taxable income for state income tax purposes as a result of lower tax depreciation in 2010.

The increase in weighted average shares outstanding is primarily a result of our public offerings of a total of 11,825,000 common shares during the third quarter of 2009.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2010 versus 2009

	For the Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$558,900	$547,507	$11,393	2.1%
Rental Income:
Minimum rents - hotels	100,023	96,561	3,462	3.6%
Minimum rents - travel centers	141,751	127,301	14,450	11.4%
Total rental income	241,774	223,862	17,912	8.0%
FF&E reserve income	17,023	14,409	2,614	18.1%

Expenses:
Hotel operating expenses	364,058	354,617	9,441	2.7%
Depreciation and amortization - hotels	118,517	121,837	(3,320)	(2.7)%
Depreciation and amortization - travel centers	60,743	62,407	(1,664)	(2.7)%
Total depreciation and amortization	179,260	184,244	(4,984)	(2.7)%
General and administrative	29,396	29,977	(581)	(1.9)%

Operating income	244,983	216,940	28,043	12.9%

Interest income	216	98	118	120.4%
Interest expense	(105,367)	(106,510)	(1,143)	(1.1)%
Gain (loss) on extinguishment of debt	(6,720)	51,097	(57,817)	(113.2)%
Loss on asset impairment	(16,384)	—	(16,384)	—
Equity in losses of an investee	(17)	(132)	115	87.1%
Income before income taxes	116,711	161,493	(44,782)	(27.7)%
Income tax expense	(2,404)	(1,124)	1,280	113.9%

Net income	114,307	160,369	(46,062)	(28.7)%
Net income available for common shareholders	91,897	137,959	(46,062)	(33.4)%
Weighted average shares outstanding	123,389	102,796	20,593	20.0%
Net income available for common shareholders per common share	$0.74	$1.34	$(0.60)	(44.8)%

The increase in hotel operating revenues in the first nine months of 2010 versus the first nine months of 2009 was caused by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from the nine months ended September 30, 2009 due to higher occupancy rates, partially offset by declines in ADR at certain of our hotels. Additional operating statistics of our hotels are included in the table on page 30.

The increase in rental income - hotels is a result of increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2009 and 2010.

The increase in rental income - travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers and interest of $9,900 earned on deferred rent amounts in 2010.  Rental income for both periods excludes the $45,000 of rent deferred by TA under our rent deferral agreement discussed above.

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

The increase in hotel operating expenses was primarily caused by increased expenses associated with higher occupancy at our managed hotels partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $59,322 and $46,585 less than the minimum returns due to us in the nine months ended September 30, 2010 and 2009, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2009 and 2010.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by depreciation and amortization of improvements we purchased at our travel centers during 2009 and 2010.

The decrease in general and administrative costs is primarily due to lower professional services fees in 2010 versus 2009.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during 2010 versus 2009.

The decrease in interest expense is primarily due to lower average borrowings, partially offset by higher weighted average interest rates during 2010 versus 2009.

During the nine months ended September 30, 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260, $1,058 of the equity component of the notes and $588 of transaction costs.  For the nine months ended September 30, 2009, we recorded a $51,097 gain on the extinguishment of debt relating to our repurchase of $367,421 face amount of our 3.8% convertible senior notes due 2027 and various issues of our senior notes for an aggregate purchase price of $303,341, excluding accrued interest. The gain on extinguishment of debt is net of unamortized issuance costs and discounts of approximately $17,837 and a portion of the equity component of the notes of $4,854.

In connection with our decision to pursue the sale of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated net realizable value less costs to sell.  Our Staybridge Suites® hotel in Dallas, TX is also being offered for sale but we estimate the net realizable value less costs to sell of this hotel is greater than its carrying value.

Equity in losses of equity investments represents our proportionate share of losses of Affiliates Insurance.

The increase in income tax expense is primarily the result higher taxable income for state income tax purposes as a result of lower tax depreciation in 2010.

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

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2010, all 474 of our properties were operated under 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or as tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 28 and 29.  During the twelve months ended September 30, 2010, all of our 11 hotel operating agreements generated coverage of less than 1.0x (0.11x to 0.84x).

During the twelve months ended September 30, 2010, the operating results from our 185 properties in our two travel center leases generated coverage of 1.22x and 1.07x, respectively.  Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases.  However, we calculated the rent coverage ratios for the 12 months ended September 30, 2010 using the contractual rent amounts without consideration of the rent deferral or interest on deferred rents.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

As of September 30, 2010, TA has deferred $135,000 of rent due to us and may defer additional rent of up to $5,000 per month until December 2010.  For the month of October 2010, TA continued to defer $5,000 of rent as permitted under the agreement.  If TA defers the maximum amount permitted by its rent deferral agreement with us, the deferred rent due to us will total $150,000 at December 31, 2010.  Although we have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA, our agreement with TA requires TA to pay us the entire balance due on or before July 1, 2011.  TA has reported in an SEC filing that it expects to engage in discussions with us to consider modifications of its leases with us and alternatives available to satisfy its obligations to pay the deferred rent amount that is due on or before July 1, 2011.  We intend to engage in such discussions.  We can provide no assurance that we will be able to reach an agreement on any such modifications or alternatives.

Three hundred fifty (350) of our properties, representing 76% of our total investments at cost as of September 30, 2010, are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively.  As of November 7, 2010, all other payments due from our hotel managers and tenants were current.  Also, TA is current in its contractual obligations to us for its travel center leases, but TA continues to defer $5,000 per month of rent due to us pursuant to the rent deferral agreement we entered with TA in August 2008.  Nonetheless, the effectiveness of our various security features to provide uninterrupted payments to us is not assured, particularly if the recovery in the economy which appears may have begun is so extended and moderate that historical operating results at our properties are not achieved for an extended time.  If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service interest and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and some distribution payments for the currently foreseeable future.

Our changes in cash flows in the nine month period ended September 30, 2010 compared to the same period in 2009 was as follows: (1) cash flow provided by operating activities increased from $228,084 in 2009 to $239,320 in 2010; (2) cash used in investment activities decreased from $72,177 in 2009 to $62,123 in 2010; and (3) cash used in financing activities increased from $126,355 in 2009 to $302,734.

The increase in cash provided by operating activities between 2010 and 2009 is due primarily to increases in rental income received under our lease agreements. The decrease in investment activities is primarily due to lower amounts of FF&E reserve fundings in the 2010 period compared to 2009.  The net increase in cash used in financing activities between 2010 and 2009 is primarily a result of an increase in common dividend distributions in 2010, partially offset by our issuance of common shares and senior notes in 2009 and lower debt repayments in 2010.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2010, our hotel managers and hotel tenants contributed $45,309 to these accounts and $58,615 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of September 30, 2010, there was $66,781 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

percentage of the amount we fund. During the nine months ended September 30, 2010, we funded $55,004 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our four Marriott portfolio agreements using existing cash balances. We currently expect to fund up to an additional approximately $42,698 for capitalized improvements to our properties during the remainder of 2010, using funds from our existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the minimum rents and returns payable to us will increase.

In November 2008, we were notified by Host that it will not exercise its renewal option at the end of the current lease term for 18 hotels which we have historically referred to as our Marriott No. 2 contract.  Upon expiration of the agreement on December 31, 2010, we will be required to return the $17,220 security deposit to Host.  Although Host has not notified us of its intentions, it has disclosed in filings with the SEC its intent not to exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract.  If Host elects not to renew the lease, upon expiration of the agreement on December 31, 2012, we will be required to return the $50,540 security deposit to Host.  We expect to fund the return of the security deposits using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components. In May 2008, we entered into an amendment to our lease with TA for 145 travel centers.  The historical lease provided for our purchase from TA a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year.  The amendment provided that TA may accelerate our purchase of the specified capital improvements.  In the event that TA sold us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount was discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease.  During the nine months ended September 30, 2010, we purchased $7,015 of additional improvements; and as of September 30, 2010, we have funded $117,875 and have fulfilled our purchase commitment under this lease.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for annual minimum rent increases; we made no fundings under these lease provisions during the nine months ended September 30, 2010.

On January 15, 2010, April 15, 2010 and July 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2010, April 14, 2010 and July 14, 2010, respectively. On September 1, 2010, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on September 30, 2010, with respect to the period ended October 14, 2010. We paid this amount on October 15, 2010.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

On February 16, 2010, May 17, 2010 and August 16, 2010, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2010, May 16, 2010 and August 14, 2010, respectively.  On October 1, 2010, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on October 29, 2010, with respect to the period ending November 14, 2010. We expect to pay this amount on or about November 15, 2010 using existing cash balances and borrowings under our revolving credit facility.

On February 22, 2010, May 24, 2010 and August 24, 2010, we paid a $0.45 per share distribution to our common shareholders.  On October 13, 2010, we declared a $0.45 per share distribution to our common shareholders of record on October 29, 2010.  We expect to pay this amount on or about November 23, 2010, using existing cash balances and borrowings under our revolving credit facility.

During the nine months ended September 30, 2010, we repurchased an aggregate of $185,696 of our 3.8% convertible senior notes at a total cost of $185,626, excluding accrued interest, and recognized a $6,720 non-cash loss on extinguishment of debt, including unamortized discount and issuance costs. We made these purchases using existing cash balances and borrowings under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On July 15, 2010, we redeemed at par plus accrued interest $50,000 of our 9.125% senior notes using borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. In September 2010, we exercised our option to extend the maturity date of our credit facility by one year to October 24, 2011, upon payment of a $1,125 extension fee.  The annual interest rate payable for drawn amounts under the facility is LIBOR plus a spread and was 0.81% as of September 30, 2010. Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of September 30, 2010, we had $123,000 outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of September 30, 2010 were as follows: $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $79,054 in 2027. Our $79,054 of 3.8% convertible senior notes due 2027 are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

As of September 30, 2010, we had one mortgage note with a current principal balance of $3,407 that we assumed in connection with our acquisition of one hotel. This mortgage note requires monthly payments of principal and interest of $32 and is expected to have a principal balance of $3,326 at maturity in 2011. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

At September 30, 2010, we had $4,862 of cash and cash equivalents and $627,000 available to draw under our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

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

Our revolving credit facility matures on October 24, 2011.  If we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed facility could be reduced.  We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size.  Also, in current market conditions, we expect the interest and other charges we may have to pay when we renew our revolving credit facility will increase and that these increases may be material.

Although capital market conditions have recently improved, the availability and cost of credit continue to be volatile, and credit availability for companies in the hotel and hospitality industry remains tight.  On October 22, 2010, a credit rating agency lowered our corporate credit and senior unsecured debt rating.  While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  Also, the downgrade of our credit ratings may result in

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

increased interest costs when we renew our revolving credit facility or refinance our other debts, and these interest cost increases could have a material and adverse impact on our results of operations and financial condition.

As of September 30, 2010, we had no off balance sheet arrangement, commercial paper, derivatives, swaps, hedges, joint ventures or partnerships.

Debt Covenants

Our debt obligations at September 30, 2010, consist of our revolving credit facility, $1,971,883 of unsecured term debt and convertible notes and our $3,407 mortgage note. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2010, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

Neither our indenture and its supplements nor our revolving credit facility agreement contains provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our highest senior unsecured debt rating is used to determine the fees and interest rate we pay.  Accordingly, if our debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility would increase.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September 30, 2010, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Crestline, Hyatt, and Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of September 30, 2010, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Hotels & Resorts. (1)	Subsidiary of Host Hotels & Resorts. (1)	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (2):	$632,779	$232,102	$426,800	$274,222	$90,078	$436,708	$590,971

Security Deposit (000s):	$50,540	$17,220	$15,730 (3)	$11,424 (4)	—	$36,872 (5)	—

End of Current Term:	2012	2010	2019	2015	2019	2031	2028

Renewal Options (6):	3 for 12 years each. (7)	(8)	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (9):	$63,140	$23,192	$44,199	$28,509	$9,350	$37,882	$50,000

Additional Return:	—	—	$711 (10)	—	—	—	$10,000 (10)

Percentage Return / Rent (11):	5.0% of revenues above 1994/95 revenues.	7.5% of revenues above 1996 revenues.	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (12):
Year ended 12/31/09:	0.88x	0.72x	0.69x	0.68x	-0.07x	0.75x	0.72x
Twelve months ended 9/30/10:	0.84x	0.71x	0.64x	0.68x	0.11x	0.75x	0.64x
Three months ended 9/30/10:	0.90x	0.89x	0.76x	0.62x	0.49x	0.87x	0.74x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)                   In July 2010, we were notified that the subleases between Host and subsidiaries of Crestline had been terminated as a result of the failure of the Crestline subsidiaries to meet their contractual net worth requirements to us. The terms of our leases with Host for these hotels, including the annual minimum rent payable to us under the leases, did not change as a result of the sublease terminations.

(2)                   Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.

(3)                   The original amount of this security deposit was $36,203. As of September 30, 2010, we have applied $20,473 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement. An additional $734 was applied in October and November 2010 to cover additional deficiencies in the minimum rent. As of November 7, 2010, the balance of this security deposit is $14,997.

(4)                   The original amount of this security deposit was $28,508. As of September 30, 2010, we have applied $17,084 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement. An additional $246 was applied in October and November 2010 to cover additional deficiencies in the minimum rent and late charges. As of November 7, 2010, the balance of this security deposit is $11,178.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)

Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14 (1)	10 (2)	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,724	2,096	— (3)	—	42,880 (3)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.	5 Managers

Investment (000s) (4):	$512,373	$254,876	$301,942	$202,251	$1,847,836	$705,506	$6,508,444

Security Deposit (000s):	$36,872 (5)	$36,872 (5)	—	—	—	—	$131,786

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)

Renewal Options (6):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.	—

Annual Minimum Return / Minimum Rent (000s) (7):	$44,258	$21,541	$22,037	$12,920	$170,082(8)(9)	$66,177(8)	$593,287

Additional Return:	$3,458 (10)	$1,750 (10)	50% of cash flow in excess of minimum return. (11)	50% of cash flow in excess of minimum return. (11)	—	—	$15,919

Percentage Return / Rent (12):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.	—

Return / Rent Coverage (13)(14):
Year ended 12/31/09:	0.68x	0.40x	0.72x	0.66x	1.12x	1.05x	-0.07x – 1.12x
Twelve months ended 9/30/10:	0.57x	0.35x	0.69x	0.60x	1.22x	1.07x	0.11x – 1.22x
Three months ended 9/30/10:	0.55x	0.16x	0.76x	0.72x	1.62x	1.47x	0.16x – 1.62x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.

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

(8)              Effective July 1, 2008, we entered a rent deferral arrangement with TA which provides TA the option to defer payments of up to $5,000 per month of rent under the two leases for the period from July 1, 2008 until December 31, 2010.  For the three and nine months ended September 30, 2010, TA deferred $15,000 and $45,000 in rents, respectively.  TA rents presented in this report represent their contractual obligations and do not reflect any rent deferral or interest on deferred rents.

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

	No. of	No. of Rooms	Third Quarter(1)				Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2010	2009	Change		2010	2009	Change
ADR
InterContinental (no. 1)	31	3,844	$96.05	$99.84	-3.8%		$95.81	$103.16	-7.1%
InterContinental (no. 2)	76	9,220	56.30	60.63	-7.1%		57.34	63.85	-10.2%
InterContinental (no. 3) (2)	14	4,139	116.36	115.75	0.5%		118.53	123.02	-3.6%
InterContinental (no. 4) (3)	10	2,937	85.45	85.96	-0.6%		88.28	93.39	-5.5%
Marriott (no. 1)	53	7,610	103.75	103.50	0.2%		104.69	109.25	-4.2%
Marriott (no. 2)	18	2,178	105.20	103.61	1.5%		103.36	105.75	-2.3%
Marriott (no. 3)	34	5,020	95.00	97.73	-2.8%		95.30	100.67	-5.3%
Marriott (no. 4)	19	2,756	96.57	95.96	0.6%		99.75	104.29	-4.4%
Marriott (no. 5)	1	356	198.64	202.67	-2.0%		187.23	204.09	-8.3%
Hyatt	22	2,724	83.13	85.86	-3.2%		83.90	91.15	-8.0%
Carlson	11	2,096	84.84	84.72	0.1%		84.58	88.15	-4.0%
Total/Average	289	42,880	$89.43	$91.43	-2.2%		$90.48	$96.31	-6.1%

OCCUPANCY
InterContinental (no. 1)	31	3,844	84.2%	75.4%	8.8	Pts	78.8%	70.3%	8.5	Pts
InterContinental (no. 2)	76	9,220	77.7%	66.4%	11.3	Pts	72.2%	63.9%	8.3	Pts
InterContinental (no. 3) (2)	14	4,139	77.7%	76.3%	1.4	Pts	75.7%	72.4%	3.3	Pts
InterContinental (no. 4) (3)	10	2,937	68.8%	65.6%	3.2	Pts	68.1%	63.1%	5.0	Pts
Marriott (no. 1)	53	7,610	67.4%	63.4%	4.0	Pts	63.9%	59.6%	4.3	Pts
Marriott (no. 2)	18	2,178	79.8%	76.3%	3.5	Pts	74.5%	70.1%	4.4	Pts
Marriott (no. 3)	34	5,020	70.9%	67.9%	3.0	Pts	66.1%	63.8%	2.3	Pts
Marriott (no. 4)	19	2,756	68.8%	64.1%	4.7	Pts	67.4%	63.4%	4.0	Pts
Marriott (no. 5)	1	356	89.2%	48.2%	41.0	Pts	83.5%	63.3%	20.2	Pts
Hyatt	22	2,724	79.6%	73.4%	6.2	Pts	78.0%	67.8%	10.2	Pts
Carlson	11	2,096	65.9%	62.0%	3.9	Pts	61.2%	58.0%	3.2	Pts
Total/Average	289	42,880	74.4%	68.2%	6.2	Pts	70.5%	64.8%	5.7	Pts

RevPAR
InterContinental (no. 1)	31	3,844	$80.87	$75.28	7.4%		$75.50	$72.52	4.1%
InterContinental (no. 2)	76	9,220	43.75	40.26	8.7%		41.40	40.80	1.5%
InterContinental (no. 3) (2)	14	4,139	90.41	88.32	2.4%		89.73	89.07	0.7%
InterContinental (no. 4) (3)	10	2,937	58.79	56.39	4.3%		60.12	58.93	2.0%
Marriott (no. 1)	53	7,610	69.93	65.62	6.6%		66.90	65.11	2.7%
Marriott (no. 2)	18	2,178	83.95	79.05	6.2%		77.00	74.13	3.9%
Marriott (no. 3)	34	5,020	67.36	66.36	1.5%		62.99	64.23	-1.9%
Marriott (no. 4)	19	2,756	66.44	61.51	8.0%		67.23	66.12	1.7%
Marriott (no. 5)	1	356	177.19	97.69	81.4%		156.34	129.19	21.0%
Hyatt	22	2,724	66.17	63.02	5.0%		65.44	61.80	5.9%
Carlson	11	2,096	55.91	52.53	6.4%		51.76	51.13	1.2%
Total/Average	289	42,880	$66.54	$62.36	6.7%		$63.79	$62.41	2.2%

(1)	Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.
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

Related Person Transactions

As noted above, TA is our largest tenant.  TA is our former subsidiary and we are its largest shareholder.  RMR provides management services to both us and TA.  We lease our 185 travel centers to TA under two lease agreements, which we refer to as our TA No. 1 and TA No. 2 agreements.  See the table on page 29 for more information about the terms of these agreements.  We recognized rental income of $47,815 and $141,751 for the three and nine months ended September 30, 2010, respectively, and $42,553 and $127,301 for the three and nine months ended September 30, 2009, respectively, under our lease agreements with TA.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR is owned by our Managing Trustees.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,378 and $24,786, and $8,320 and $24,626 for the three and nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.

As of September 30, 2010, we have invested approximately $5,209 in Affiliates Insurance, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own 14.29% of Affiliates Insurance.  All of our trustees are also directors of Affiliates Insurance and RMR provides certain management services to Affiliates Insurance.  During the three and nine months ended September 30, 2010, we recognized earnings of $34 and a loss of $17, respectively, related to this investment.  During the three and nine months ended September 30, 2009, we recognized a loss of $23 and $132, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by Affiliates Insurance.  Our annual premium for this property insurance of $4,816 was paid in June 2010.  We are currently investigating the possibilities to expand our insurance relationships with Affiliates Insurance to include property insurance for additional properties and other types of insurance.

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

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands) (continued)

As of September 30, 2010, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

	Annual	Annual
Principal Balance	Interest Rate	Interest Expense	Maturity		Interest Payments Due
100,829	6.850%	6,907	2012		Semi-Annually
287,000	6.750%	19,373	2013		Semi-Annually
300,000	7.875%	23,625	2014		Semi-Annually
280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
79,054	3.800%	3,004	2027	(1)	Semi-Annually
$1,971,883		$124,909

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,490. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $36,377.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At September 30, 2010, we had one mortgage note secured by one hotel, with a principal balance of $3,407 and a fixed interest rate of 8.3% that matures on July 1, 2011. This note, which requires monthly principal and interest payments of $32 through maturity pursuant to an amortization schedule, is expected to have a principal balance of $3,326 at maturity and contains a provision that allows us to make repayment at a premium to face value.

Our revolving credit facility bears interest at floating rates and matures in October 2011.  At September 30, 2010, we had $123,000 outstanding and $627,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread (0.81% as of September 30, 2010). Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $123,000 under our revolving credit facility was 0.81% per annum at September 30, 2010. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of September 30, 2010:

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands) (continued)

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2010	0.81%	$123,000	$996
10% increase	0.89%	$123,000	$1,095
10% reduction	0.73%	$123,000	$898

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO REFINANCE OUR REVOLVING CREDIT FACILITY;

•                  OUR ABILITY TO PAY INTEREST AND DEBT PRINCIPAL;

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

•                  OUR TAX STATUS AS A REIT;

•                  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

•                  OUR PLANS TO PURSUE THE SALE OF CERTAIN HOTELS;

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE WITH RMR AND OTHER COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

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

•                  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

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

•                  THE DESCRIPTION OF OUR ARRANGEMENT WITH TA AS A DEFERRAL AGREEMENT MAY IMPLY THAT RENT AMOUNTS WHICH ARE NOT PAID WILL BE LATER PAID.  IN FACT, SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE U.S. ECONOMY DOES NOT IMPROVE FROM CURRENT LEVELS OF COMMERCIAL ACTIVITY IN A REASONABLE TIME PERIOD, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY ITS FULL CONTRACTUAL RENTS TO US, INCLUDING THE DEFERRED AMOUNTS;

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

•                  THE DESCRIPTION OF TA’S RENT COVERAGE MAY IMPLY THAT ONCE THE DEFERRAL PERIOD ENDS ON DECEMBER 31, 2010, TA WILL COMMENCE PAYING US THE FULL AMOUNT OF THE MONTHLY RENT DUE.  IN FACT, TA HAS REPORTED IN AN SEC FILING THAT IT EXPECTS TO ENGAGE IN DISCUSSIONS WITH US TO CONSIDER MODIFICATIONS OF OUR LEASES AND ALTERNATIVES AVAILABLE TO SATISFY ITS OBLIGATIONS TO PAY THE DEFERRED RENT AMOUNT THAT IS DUE US ON OR BEFORE JULY 1, 2011 AND WE EXPECT TO ENGAGE IN SUCH DISCUSSSIONS.  SUCH DISCUSSIONS MIGHT LEAD TO AN AGREEMENT THAT MODIFIES THE AMOUNT OR TIMING OF TA’S RENT PAYMENTS TO US, INCLUDING DEFERRED AMOUNTS DUE TO US;

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

•                  WE HAVE REDUCED THE CARRYING VALUE OF THREE HOTELS WE PLAN TO SELL TO THEIR ESTIMATED NET REALIZABLE VALUES LESS COSTS TO SELL.  IN FACT, WE MAY BE UNABLE TO SELL ANY OF THE HOTELS WE PLAN TO SELL OR MAY SELL THE HOTELS AT AN AMOUNT THAT IS LESS THAN THEIR ADJUSTED CARRYING VALUES. ALSO, WE MAY DECIDE TO SELL ADDITIONAL HOTELS AND THOSE DECISIONS MAY RESULT IN ADDITIONAL IMPAIRMENTS TO THE CARRYING VALUES OF THOSE HOTELS OR LOSSES WHEN THE HOTELS ARE SOLD.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR 2009 ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN THIS REPORT, IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND IN OUR 2009 ANNUAL REPORT.

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

HOSPITALITY PROPERTIES TRUST

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

HOSPITALITY PROPERTIES TRUST

PART II      Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our 2009 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2009 Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2009 Annual Report, in our Quarterly Report on Form 10-Q for the three months ended June 30, 2010 and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

During the nine months ended September 30, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and Crestline.

During the nine months ended September 30, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million (which we have historically referred to as our Marriott No. 4 contract) were $11.3 million and $8.5 million, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between September 30, 2010 and November 7, 2010, we received payments for the Marriott No. 3 and Marriott No. 4 contracts which were less than the contractual minimums required by $0.7 million and $0.2 million, respectively, and we applied the security deposits we hold to cover these amounts.  At November 7, 2010, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $15.0 million and $11.2 million, respectively.

Other than applying the security deposits to pay the differences between the net cash flows received from operations of these hotels and the contractual minimum payments, we have not determined what additional actions, if any, we may take as a result of these defaults.  When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts.

TA may not pay the full amount of monthly rent that is due when the rent deferral period ends.

Under the August 2008 rent deferral agreement, TA has the right to defer up to $5.0 million of rent each month through December 31, 2010 and has elected to do so for each month through October 2010.  Under our existing agreement, TA must resume full payment of rent to us commencing in January, 2011 and must pay rent increases that are scheduled to commence in February 2011 and February 2012.  TA has reported in an SEC filing that it expects to engage in discussions with us to consider modifications of our leases and alternatives available to satisfy its obligations to pay the deferred rent amount that is due to us on or before July1, 2011.  We expect to engage in such discussions.  Such discussions might lead to an agreement that modifies the amount and or timing of TA’s rent payments to us, including deferred amounts due to us.

HOSPITALITY PROPERTIES TRUST

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 53,900 common shares of beneficial interest, par value $0.01 per share, valued at $22.01 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of RMR, our manager. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits

10.1	Form of Restricted Share Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 21, 2010.
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32	Section 1350 Certification. (Furnished herewith.)
101

The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 8, 2010

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 8, 2010