Form 10-K
period 2010-12-31
HOSPITALITY PROPERTIES TRUST
filed 2011-02-22
CIK 945394

Use these links to rapidly review the document
Table of Contents
PART IV

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-115272

HOSPITALITY PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-3262075 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300 Newton, Massachusetts (Address of Principal Executive Offices)	02458-1634 (Zip Code)

Registrant's Telephone Number, Including Area Code 617-964-8389

          Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $2.6 billion based on the $21.10 closing price per common share on the New York Stock Exchange on June 30, 2010. For purposes of this calculation, an aggregate of 455,533 common shares of beneficial interest $0.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 21, 2011: 123,444,235.

          References in this Annual Report on Form 10-K to the "Company," "HPT," "we," "us" or "our" include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for the Annual Meeting of Shareholders to be held on May 11, 2011, or our definitive Proxy Statement.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE", OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR HOTEL MANAGERS' OR TENANTS' ABILITIES TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY AMOUNTS OF RETURNS OR RENTS DUE TO US IN THE FUTURE;

  •
  THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY THE REDUCED AND DEFERRED RENT AMOUNTS DUE TO US;

  •
  OUR ABILITY TO NEGOTIATE AND ENTER INTO MODIFIED AGREEMENTS WITH MARRIOTT INTERNATIONAL, INC., OR MARRIOTT, OR INTERCONTINENTAL HOTELS GROUP PLC, OR INTERCONTINENTAL;

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

  •
  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

  •
  OUR PLANS TO PURSUE THE SALE OF CERTAIN HOTELS;

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE

i

FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS;

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TRAVELCENTERS OF AMERICA LLC, OR TA, AND REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND ITS RELATED ENTITIES AND CLIENTS;

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

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE; AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS. HOWEVER, OUR TENANTS AND MANAGERS MAY NOT PAY THE AMOUNTS DUE TO US, WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY;

  •
  WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

  •
  WE EXPECT THAT THE SECURITY DEPOSIT WHICH WE HOLD FROM INTERCONTINENTAL IS AN AMOUNT WHICH MAY APPROXIMATE THE 2011 SHORTFALL OF PAYMENTS WE EXPECT TO RECEIVE UNDER THE DEFAULTED CONTRACTS. HOWEVER, OUR EXPECTATION REGARDING INTERCONTINENTAL'S SECURITY DEPOSIT IS BASED UPON CASH FLOW PROJECTIONS PREPARED BY INTERCONTINENTAL AND REVIEWED BY US AND OUR OWN PROJECTIONS. BOTH INTERCONTINENTAL'S AND OUR HISTORICAL PROJECTIONS OF HOTEL CASH FLOWS HAVE, AT TIMES, PROVED INACCURATE. IF THE U.S. ECONOMY DOES NOT MATERIALLY IMPROVE IN A REASONABLE TIME OR IF THE TRAVEL INDUSTRY SUFFERS SIGNIFICANT ADDITIONAL DECLINES BECAUSE OF ACTS OF TERRORISM OR FOR OTHER REASONS, THE ACTUAL CASH FLOWS FROM THESE HOTELS MAY BE LESS THAN THE AMOUNTS PROJECTED AND MAY BE LOWER BY A MATERIAL AMOUNT;

  •
  THE MARRIOTT, CRESTLINE AND INTERCONTINENTAL SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES. ACCORDINGLY, WHEN

    WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITY, WE DO NOT RECEIVE ANY CASH PAYMENT. BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT'S, CRESTLINE'S OR INTERCONTINENTAL'S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

  •
  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF HOTEL ROOM DEMAND DOES NOT IMPROVE OR BECOMES FURTHER DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR OPERATORS AND TENANTS MAY SUFFER AND OUR OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO CONTINUED DEPRESSED HOTEL OPERATING RESULTS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED;

  •
  THE DESCRIPTION OF OUR AMENDMENT AGREEMENT WITH TA MAY IMPLY THAT TA CAN AFFORD TO PAY THE REDUCED AND DEFERRED RENT AMOUNTS AND THAT IT WILL DO SO IN THE FUTURE. IN FACT, SINCE ITS FORMATION TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE U.S. ECONOMY DOES NOT IMPROVE FROM CURRENT LEVELS OF COMMERCIAL ACTIVITY IN A REASONABLE PERIOD, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE REDUCED AND DEFERRED RENTS DUE TO US;

  •
  THE DESCRIPTION OF OUR NEGOTIATIONS WITH MARRIOTT AND INTERCONTINENTAL MAY IMPLY THAT WE WILL REACH AGREEMENT TO MODIFY CERTAIN OF OUR HOTEL OPERATING AGREEMENTS. IN FACT, THESE NEGOTIATIONS ARE COMPLEX AND THE PARTIES HAVE CONFLICTING OBJECTIVES. ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE AS TO WHETHER ANY AGREEMENT TO MODIFY OUR AGREEMENTS WILL BE ACHIEVED;

  •
  OUR INVESTMENT IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF THE FINANCIAL RISKS AND REWARDS ASSOCIATED WITH INSURANCE COMPANIES. WHILE WE CURRENTLY EXPECT TO IMPROVE OUR FINANCIAL RESULTS BY OBTAINING IMPROVED INSURANCE COVERAGES AT LOWER COSTS THAN MAY BE OTHERWISE AVAILABLE TO US AND/OR BY PARTICIPATING IN THE PROFITS WHICH WE MAY REALIZE AS AN OWNER OF AIC, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENT IN, AND PURCHASING INSURANCE FROM, AIC MAY NOT OCCUR;

  •
  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES;

  •
  WE HAVE REDUCED THE CARRYING VALUE OF THREE HOTELS WE PLAN TO SELL TO THEIR ESTIMATED FAIR VALUES LESS COSTS TO SELL. IN FACT, WE MAY BE UNABLE TO SELL ANY OF THE HOTELS WE PLAN TO SELL OR MAY SELL THE HOTELS AT AMOUNTS THAT ARE LESS THAN THEIR ADJUSTED CARRYING VALUES; AND

  •
  WE HAVE CHANGED CERTAIN ASSUMPTIONS REGARDING 53 OF OUR HOTELS AND RECORDED AN ASSET IMPAIRMENT AFFECTING 45 HOTELS OF $157.2 MILLION BECAUSE WE ARE CONSIDERING SELLING THESE 53 HOTELS AS PART OF ITS NEGOTIATIONS WITH BOTH MARRIOTT AND INTERCONTINENTAL. NEGOTIATIONS WITH MARRIOTT AND INTERCONTINENTAL ARE ONGOING AND WE MAY DECIDE NOT TO SELL SOME OR ALL OF THESE HOTELS. ALSO, WE MAY BE UNABLE TO SELL THE HOTELS OR MAY SELL THE HOTELS FOR AMOUNTS THAT ARE LESS THAN THEIR ADJUSTED CARRYING VALUE. FURTHERMORE, POSSIBLE IMPLICATIONS OF THESE STATEMENTS MAY BE THAT WE HAVE DECIDED NOT TO SELL OTHER HOTELS OR THAT ADDITIONAL IMPAIRMENT LOSSES OR LOSSES WHEN THESE HOTEL SALES ARE COMPLETED MAY NOT OCCUR. IN FACT WE ARE CONSIDERING THE POSSIBLE SALE OF ADDITIONAL HOTELS; A DECISION TO SELL ADDITIONAL HOTELS MAY RESULT IN ADDITIONAL IMPAIRMENT LOSSES AND THE ACTUAL SALE OF HOTELS FOR LESS THAN THEIR IMPAIRED VALUES COULD RESULT IN ADDITIONAL LOSSES.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES', MANAGERS' OR TENANTS' REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

 HOSPITALITY PROPERTIES TRUST
2010 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our definitive Proxy Statement.

v

 PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2010, we owned 289 hotels with 42,880 rooms or suites, and 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.

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

HOTEL PROPERTIES

        As of December 31, 2010, our hotels were operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, Crowne Plaza Hotels & Resorts®, Hyatt Place®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, or Park Plaza® Hotels & Resorts.

        Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. These hotels generally have a market offering 24 hour snacks & beverages, a restaurant, lounge, meeting rooms, business services, a fitness center, guest laundry and a pool. The Courtyard by Marriott® brand is evolving to include upgraded public space, technology and new food & beverage offerings through the Bistro at Courtyard®. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2010, 892 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We have invested a total of $920 million in 71 Courtyard by Marriott® hotels with a total of 10,281 rooms.

        Candlewood Suites® hotels are mid priced extended stay hotels which offer studio and one bedroom suites designed for business and leisure travelers expecting to stay five or more nights. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work area and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner, television, combination videocassette and DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and free local calls. Most Candlewood Suites® suites contain a king size bed. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, guest laundry facilities and a Candlewood

Cupboard® area where guests can purchase light meals, snacks and other refreshments 24 hours a day. The Candlewood Suites® brand provides extended stay guests with the home away from home experience. According to InterContinental Hotels Group PLC, or InterContinental, the owner of the Candlewood Suites® brand, 288 Candlewood Suites® hotels were open and operating in the United States and internationally as of December 2010. We have invested $591 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

        Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Each suite typically offers a fully equipped kitchen and a work area with an oversized desk, multi-feature telephones, an ergonomically designed chair and complimentary high speed internet access. Other amenities usually include a free breakfast buffet, evening receptions, an onsite convenience store, complimentary guest laundry, fitness center and 24 hour business center. With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, 188 Staybridge Suites® hotels were open and operating in the United States and internationally as of December 2010. We have invested a total of $478 million in 35 Staybridge Suites® hotels with a total of 4,338 suites.

        Residence Inn by Marriott® hotels are designed to provide business, governmental and family travelers with all the comforts of home while on long-term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2010, 613 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We have invested a total of $494 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

        Crowne Plaza Hotels & Resorts® is InterContinental's upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® have a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 295 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, a full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities. According to InterContinental, 388 Crowne Plaza Hotels & Resorts® were open and operating worldwide as of December 2010. We have invested a total of $390 million in 12 Crowne Plaza Hotels & Resorts® with a total of 4,406 rooms.

        Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well designed, high tech and contemporary environment catering to the multi-tasking business traveler. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi internet and a media center with a 42 inch high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Hyatt Place® guests include individual and small group business travelers, as well as families. Hyatt Place® properties are well suited to serve small corporate/executive meetings. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, 161 Hyatt Place® hotels were open and operating in the United States as of December 2010. We have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

        InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, 171 InterContinental Hotels & Resorts® hotels were open worldwide as of December 2010. We have invested a total of $300 million in five InterContinental Hotels & Resorts® with a total of 1,479 rooms.

        Marriott Hotels and Resorts® is Marriott's flagship brand renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. The guest rooms offer luxury linens, a "smart workspace" with an ergonomic chair and multi-feature telephones. Our Marriott Hotels and Resorts® have between 20,000 to 29,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, 554 Marriott Hotels and Resorts® were open worldwide as of December 2010. We have invested $160 million in three Marriott Hotels and Resorts® with a total of 1,349 guest rooms.

        Radisson® Hotels & Resorts is a leading full service hotel brand that serves both the business and leisure traveler. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 rooms. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre-arrival online check in system. Our Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, 425 Radisson® Hotels & Resorts were open and operating worldwide as of December 2010. We have invested a total of $116 million in five Radisson® Hotels & Resorts with a total of 1,134 rooms.

        TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the new in-room HomeOffice™ Suite. Other amenities offered typically include voice mail, free high speed internet access, guest laundry facilities, 24 hour staffing, a light complimentary breakfast, late night snack and beverage offerings from the "In a Pinch" market and a fitness center. According to Marriott, 193 TownePlace Suites by Marriott® were open worldwide as of December 2010. We have invested $104 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

        Country Inns & Suites by Carlson® is a mid-priced select service lodging chain catering to both business and leisure travel. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include spacious, well equipped rooms, free breakfast and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, fax and copy services, coin-op laundry service and a restaurant and lounge. According to Carlson, 488 Country Inns & Suites by Carlson® were open and operating worldwide as of December 2010. We have invested a total of $75 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

        Holiday Inn Hotels & Resorts® offers business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a fair value. Our two Holiday Inn Hotels® and our one Holiday Inn Select® hotel contain between 190 and 264 rooms. The Holiday Inn Hotels® and the Holiday Inn Select® hotel brands do not differ in product offerings. Each brand offers similar amenities and services including a large work desk, phone with voicemail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee and tea service and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. The Holiday Inn Select® brand was discontinued in 2006; however, the hotels are allowed to carry the Holiday Inn Select® flag until the existing license expires. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, 1,241 Holiday Inn Hotels® were open and operating worldwide as of December 2010. We have invested a total of $36 million in two Holiday Inn Hotels® and one Holiday Inn Select® hotel with a total of 697 rooms.

        SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet, two phone lines, free high speed internet access and voice mail, guest laundry, lobby computer, access to a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, 274 SpringHill Suites by Marriott® were open as of December 2010. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

        Park Plaza® Hotels & Resorts is in the mid-priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well appointed guest rooms with large work areas, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resort generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotel & Resort hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, 39 Park Plaza® Hotels & Resorts were open and operating as of December 2010. We have invested a total of $11 million in one Park Plaza® Hotel & Resort with a total of 209 rooms.

        The following table details the Chain Scale and Service Level of our hotels, as categorized by Smith Travel Research.

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total

Luxury	5	—	—	5
Upper Upscale	3	—	—	3
Upscale	18	95	72	185
Upper Midscale	3	—	12	15
Midscale	5	—	76	81

Totals	34	95	160	289

 TRAVEL CENTER PROPERTIES

        As of December 31, 2010, we owned 185 travel centers; 145 of our travel centers are operated under the TravelCenters of America®, or TA®, brand names and 40 are operated under the Petro Stopping Centers®, or Petro®, brand name.

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

        The physical layout of our travel centers varies from property to property. Many of our TA® properties have one building with separate service areas, while many of our Petro® branded properties have several separate buildings. According to TA, 164 TA® and 63 Petro® sites were open and operating in the U.S. and Canada as of December 31, 2010. We have invested $1.8 billion in 145 TA® branded properties and $706 million in 40 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

        As of January 1, 2011, 288 of our hotels are included in one of ten portfolio agreements; 215 hotels are leased to our taxable REIT subsidiaries, or TRSs, and managed by independent hotel operating companies, and 74 hotels are leased to third parties. One hotel is not included in a portfolio and is leased to a third party. Our 185 travel centers are leased under two portfolio agreements. The principal features of the management agreements and leases for our 474 properties are as follows:

  •
  Minimum Returns or Minimum Rent.  All but one of our agreements require our managers or tenants to pay to us fixed minimum returns or minimum rent. One agreement for a portfolio of 18 hotels requires our manager to pay us a fixed minimum return only if cash flow available for distribution, as defined, is sufficient to do so.

  •
  Additional Returns or Rent.  Most of our agreements require percentage returns or rent based on increases in gross property revenues over threshold amounts. In addition, certain of our hotel management agreements provide for additional returns to us based on increases in hotel operating income.

  •
  Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2010 is 13.6 years.

  •
  Pooled Agreements.  All but one of our properties is part of a portfolio combination. In all but one of our portfolio combinations, the manager's or tenant's obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest portfolio combination includes 10 hotels in which we have invested $255 million; the largest portfolio combination includes 145 travel centers in which we have invested $1.8 billion.

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

  •
  Security Features.  Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager's or tenant's parent company. As of December 31, 2010, eight of our 12 combination agreements and our one stand alone property, a total of 350 properties, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees. These properties represent 75% of our total investments, at cost, at December 31, 2010.

        Our lease with a subsidiary of Host Hotels & Resorts Inc., or Host, for 18 Residence Inn hotels expired on December 31, 2010. On January 1, 2011, we began leasing the hotels to one of our TRSs and continued the previously existing hotel brand and management agreement with Marriott that expires in 2020.

        Our lease with a subsidiary of Host for 53 Courtyard hotels has a current expiration date of December 31, 2012. We received notice in November 2010 that our tenant has determined not to renew this agreement. Upon expiration of the agreement, we expect to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreement with Marriott that expires in 2013.

        We have entered into negotiations with Marriott to modify our agreements covering 71 hotels. Although we intend to pursue these negotiations, there can be no assurance that any agreement will be reached.

        We have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels. During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, providing that the security deposit we hold will secure InterContinental's obligations under all four of our operating agreements with them; previously, the security deposit secured InterContinental's obligations under three of the agreements. Although we intend to pursue further negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

 INVESTMENT AND OPERATING POLICIES

        Generally, we provide capital to owners and operators in hospitality related industries who wish to expand their businesses or divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels' businesses. Our agreements with our operators and tenants are designed with the expectation that, over their terms, net operating income from our properties that accrues to the benefit of the operator will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in finding high quality investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

        Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion, but we have no present intention to do so.

        Our investment objectives include increasing cash flow from operations from dependable and diverse sources in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders' equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flow from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and operators.

        In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2010, we owned no convertible mortgages or joint venture interests.

        We may not achieve some or all of our investment objectives.

        Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. REIT tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by a third party. As of January 1, 2011, 215 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

        As stated above, our initial investment in travel center real estate was structured as the acquisition of an entire company, retention of the real estate and the creation of an operating company tenant. In making this type of acquisition, we have generally applied the same analysis described herein to real estate we retained.

        We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

DISPOSITION POLICIES

        In the past, we have occasionally sold a property or exchanged properties which we own for different properties. As of December 31, 2010, we have four hotels currently being marketed for sale with a carrying value of $47.1 million and we may identify additional properties for sale in the future.

We currently make decisions to dispose of properties based on factors including but not limited to the following:

  •
  Potential opportunities to increase revenues and property values by reinvesting sale proceeds;

  •
  The proposed sale price;

  •
  Capital required to maintain the property;

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

        Our current revolving credit facility matures in October 2011. We continue to monitor market conditions for comparable revolving credit facilities, and at this time our Board of Trustees has not made a decision when to pursue a new revolving credit facility. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size. Also, in current market conditions, we expect the interest and other charges we may have to pay when we renew our revolving credit facility will increase and that these increases may be material. Our Board of Trustees may also determine to seek additional capital through equity offerings, interim or long term debt financings or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. At December 31, 2010, only one of our properties was encumbered by a mortgage, which we repaid in January 2011. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions through an exchange of properties or through the issuance of additional common shares or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

OTHER

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton,

Massachusetts 02458-1634, and its telephone number is (617) 332-3990. RMR also acts as the manager to Government Properties Income Trust, or GOV, CommonWealth REIT, or CWH, and Senior Housing Properties Trust, or SNH, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, and TA. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Ethan S. Bornstein, Mark L. Kleifges and John G. Murray are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services. Mr. Kleifges, our Treasurer and Chief Financial Officer, also serves as Treasurer and Chief Financial Officer of GOV.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 21, 2011, RMR had approximately 650 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

        The travel center and truck stop industry is fragmented and highly competitive. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants, travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if commercialized. The largest competitor of our travel centers is Pilot Flying J, which resulted from the July 2010 merger of the companies that had then been the first and second largest companies in TA's industry based on fuel sales volumes. As a result of the Pilot Flying J combination, our travel centers may see increased competitive pressure, especially for large trucking fleets and long haul trucking fleets, that could negatively impact TA's ability to pay rents due to us.

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

        The ongoing political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us.

        Internet Website.    Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

        Segment Information.    As of December 31, 2010, we have two operating segments, hotel real estate investments and travel center real estate investments. See our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

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

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is:

  •
  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

  •
  an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

  •
  an estate, the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or an electing trust in existence on August 20, 1996, to the extent provided in Treasury regulations;

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

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make, for example, our January 2007 spin off of TA to our common shareholders.

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

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2010 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

  •
  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

  •
  In 2005, we acquired hotels in Canada and Puerto Rico. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under currently applicable law and through available tax concessions, we have minimized the Canadian and Puerto Rican income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held

REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of TRSs as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the TRSs discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

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

        Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

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

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

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

        We have received opinions from our counsel, Sullivan & Worcester LLP, that (a) our underground storage tanks should constitute real estate, rather than personal property, for purposes of the various REIT qualification tests described in this summary, and (b) with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis. If the IRS or a court determines that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described below, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

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

        Our January 31, 2007 spin off of TA was treated for federal income tax purposes as though we disposed of each of the individual assets of TA and its principal subsidiaries in a taxable transaction in which individual asset gains, but not losses, were recognized. The amount realized on each asset in this taxable disposition was equal to the fair market value of that asset at the time of the spin off, and our tax basis in the asset was the carryover tax basis inherited from TravelCenters of America, Inc., or TravelCenters. For these purposes, the assets and liabilities of any TRSs are ignored, and instead the stock in the TRS is treated like any other individual asset being distributed. Even though some of the gains we recognized on the distributed assets were not qualifying gross income under the 75% and 95% gross income tests of Section 856(c) of the IRC, we do not believe the recognized gains from the distribution materially affected our ability to comply with these tests.

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return. Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

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

        Our Relationship with TA.    On January 31, 2007, we spun off all the then outstanding TA common shares. Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters and its subsidiaries for the periods ending on or before the distribution date. Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value. On August 11, 2008, we entered into a rent deferral agreement with TA under which TA had the option to defer specified monthly rent payments from July 1, 2008 through December 31, 2010. In exchange, TA issued 1,540,000 shares to us then equal to approximately 9.6% of its outstanding shares (approximately 8.5% as of December 31, 2010), determined after this new issuance. On January 31, 2011, we entered into an amendment agreement with TA to modify the terms of our leases with TA. Our leases with TA, TA's limited liability company operating agreement, the transaction agreement governing the spin off, the rent deferral agreement and the amendment agreement collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

        Our Relationship with Our Taxable REIT Subsidiaries.    We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. We may from time to time in the future lease additional hotels that we acquire in this manner. In connection with lease defaults or expirations, we terminated occupancy of some of our hotels by defaulting or expiring tenants and immediately leased these hotels to our TRSs and entered into new, or continued with existing, third party management agreements for these hotels. We may in the future employ similar arrangements if we again face lease defaults or expirations.

        In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager operating on behalf of the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be "qualified lodging facilities" within the meaning of Section 856(d)(9)(D) of the IRC. Qualified lodging facilities are defined as hotels, motels, or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities.

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

        Under Section 108(i) of the IRC, we may elect to defer recognition of income from the 2009 or 2010 discharge of indebtedness arising from our repurchase and retirement of our outstanding debt. To the extent we make such an election, we will recognize the deferred income ratably over a five year period commencing in 2014, subject to possible acceleration upon the occurrence of specified events. As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our recognition of taxable income pursuant to the election. Once made, an election under Section 108(i) of the IRC is irrevocable. Pursuant to this provision, we deferred approximately $64.1 million of taxable income in 2009 arising from our repurchase and retirement of a portion of our outstanding debt. We do not anticipate that any portion of this deferred amount will be accelerated to a period prior to the five year period commencing in 2014.

Acquisition of C Corporations

        In 2005, we purchased a hotel in Puerto Rico. In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset. Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the IRC. Thus, after the 2005 acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation have been treated as ours for purposes of the various REIT qualification tests described above. In our acquisitions of the stock of C corporations, we are generally treated as the successor to the acquired corporation's federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits. However, because we made an election under Section 338(g) of the IRC in respect of this acquired Puerto Rican corporation, we neither succeeded to its earnings and profits, nor acquired any built-in gain in this former C corporation's assets.

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

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year are eligible for treatment as qualified dividends that are taxed to our noncorporate shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2012).

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

Acquisition of Partnership

        In 2007, we acquired all of the limited partnership interests and the general partnership interest of a partnership as well as many of the partnership's noncorporate subsidiary entities. Pursuant to Treasury regulations issued under Section 7701 of the IRC, each of these acquired entities was either a partnership or disregarded entity for federal income tax purposes, and thus upon our acquisition these entities became disregarded entities of ours. Accordingly, after this 2007 acquisition, all assets, liabilities and items of income, deduction and credit of these acquired entities have been treated as ours for purposes of the various REIT qualification tests described above. Our initial tax basis in the acquired assets is our cost for acquiring them, and we believe that we did not succeed to any C corporation earnings and profits in this acquisition.

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

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        For taxable years beginning after December 31, 2012, U.S. holders who are individuals, estates or trusts will generally be required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our senior convertible notes into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2012. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        After December 31, 2012, the reporting obligations of non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons are increased. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, tax-favored account (such as Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

Risks Related to Our Business

The operating performance of our properties has not fully recovered from the recession, which has adversely impacted our tenants and operators and may jeopardize their abilities to pay our rents and returns.

        Our properties are operated in two segments of the economy which were severely impacted by the recent economic recession. While the economy grew modestly in 2010, we do not know if or when the economy will fully return to pre-recession levels. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. In 2008 and 2009, the U.S. hotel industry experienced declines in occupancy, revenues and profitability. These declines reflect reduced business and leisure travel resulting from reduced business and consumer spending during the recession. In 2010, the U.S. hotel industry saw modest gains in occupancy and revenues, but profitability has generally declined or remained flat and all these industry measures are still well below their 2007, pre-recession levels. Our travel centers primarily provide goods and services to the trucking industry; the slowdown in the construction industry and reduced consumer spending is materially and adversely impacting the trucking industry which provides customers to our travel centers. The steady increase in global trade has historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the recent recession and its slowing is adversely affecting business at our travel centers. If the present general economic conditions continue for an extended time or if the present conditions worsen, our tenants and operators may be unable to meet their financial obligations to us. If we do not receive our rents and returns from our tenants and operators, our income and cash flows will decline, we may be unable to pay distributions to shareholders and the market value of our shares will likely decline.

A majority of our rents and returns are guaranteed by the parent companies of our tenants and operators, but these guarantees may not ensure that payments due to us will be made.

        A large majority of our rents and returns are guaranteed by the parent entities of our tenants and operators. However, several of these guarantees are limited by dollar amounts; for example, our guarantee from InterContinental is limited to $125.0 million (of which $6.7 million remained available at December 31, 2010), our guaranty from Hyatt is limited to $50.0 million (of which $25.3 million remained available at December 31, 2010) and our guarantee from Carlson is limited to $40.0 million (of which $30.3 million remained available at December 31, 2010). Our guarantee from InterContinental was exhausted in January 2011, and if our Hyatt and Carlson properties continue to produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may also be exhausted. Also, because the large majority of TA's business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guarantee obligations to us. The existence of parent companies guarantees for our tenants' and operators' obligations to us does not assure that these obligations will be paid.

Certain managers and tenants have failed to pay the full amounts due to us, and the security deposits applied to cover the shortages will not provide cash flow to us.

        We hold security deposits from certain of our tenants and operators. These security deposits are not escrowed and they will not provide us with cash flow to pay distributions or for other purposes.

        During the twelve months ended December 31, 2010, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and Crestline.

        During the twelve months ended December 31, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44.2 million (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28.5 million (which we have historically referred to as our Marriott No. 4 contract) were $16.9 million and $11.6 million, respectively, less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies. Also, during the period between December 31, 2010 and February 21, 2011, we received payments for the Marriott No. 3 and Marriott No. 4 contracts which were less than the contractual minimums required by $3.6 million and $1.8 million, respectively, and we applied the security deposits we hold to cover these amounts. At February 21, 2011, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $6.5 million and $6.5 million, respectively. At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. We currently expect to fully utilize the security deposits we hold from Marriott and Crestline to cover cash shortfalls in payments we expect to receive under these contracts during 2011. We have entered into negotiations with Marriott to modify the agreements covering these hotels and the management agreement covering its 18 Residence Inn hotels (which we have historically referred to as our Marriott No. 2 agreement). Although we intend to pursue these negotiations, there can be no assurance that any agreement will be reached.

        As of December 31, 2010, the remaining availability under the $125.0 million guarantee securing InterContinental's obligations under its four operating agreements with us had been reduced to $6.7 million. In January 2011, the guarantee became fully exhausted. On February 1, 2011, the payments we received under our four operating agreements with InterContinental, (which require minimum returns/rents of $153.7 million/year), were $8.1 million less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. At February 21, 2011, the remaining balance of the security deposit we hold for these InterContinental agreements was $28.8 million. At this time, we expect that InterContinental will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. We currently expect the security deposit we hold from InterContinental may approximate the 2011 shortfall of the payments we expect to receive compared to the contractual minimum payments due to us under these contracts. We have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels. During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, providing that the security deposit we hold will secure InterContinental's obligations under all four of our operating agreements with them. Previously, the security deposit secured InterContinental's obligations under three of the agreements. Although we intend to pursue further negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts. To maintain our REIT status under the IRC, we are required to pay substantially all of our income as distributions to shareholders; however, our Board of Trustees historically has considered our cash flows as an important determinant of our distributions. Accordingly, if we use security deposits to satisfy our tenants' and operators' payment obligations to us, we may not have sufficient cash flow to pay distributions or for other purposes.

TA may be unable to pay the reduced rent and deferred rent amounts due to us.

        On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA. Pursuant to the terms of the amendment agreement, the amounts of annual minimum rent due to us under the leases were reduced and the due date for the $150 million of rent TA had deferred under a rent deferral agreement was extended, without interest, to 2022 and 2024. Our entering this agreement does not ensure that TA can afford to pay the reduced and deferred rent amounts due to us and that it will do so in the future. TA has accumulated large losses since it became a separate public company in 2007 and future losses may limit its ability to pay the reduced and deferred rent amounts due to us.

Financial difficulties at TA could continue or worsen.

        We lease all of our travel center properties, which constitute approximately 39% of our historical investments, to TA. TA's total revenues for the twelve months ended December 31, 2010 were $6.0 billion and its net loss from operations was $64.5 million. TA's fuel sales generate low margins; in the twelve months ended December 31, 2010, TA generated a gross profit of $259.7 million from fuel sales of $4.8 billion. TA's revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA's highway travel center facilities. The petroleum products pricing has been, and continues to be, volatile and highly competitive. During the past few years, fuel prices have increased and become materially more volatile, and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the U.S. and world economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA's profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased TA's working capital requirements. Additionally, increased fuel costs have caused TA's customers to conserve fuel, resulting in less demand for products sold by TA. The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced, which could jeopardize TA's ability to pay rent, including deferred amounts due to us and to satisfy TA's other obligations to us.

        On June 30, 2010, two of TA's competitors announced that they completed a merger, effective July 1, 2010. That merger combined the first and second largest competitors in TA's business, based on diesel fuel sales volume. As a result of this combination, TA may see increased competitive pressure that could negatively impact its sales volumes and profitability and could increase its level of selling, general and administrative expense, which could adversely impact TA's ability to pay rent to us.

We may be unable to access the capital necessary to repay debts, invest in our properties or fund acquisitions.

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

        We have large amounts of debts which will need to be refinanced within the next three years; for example, our $750.0 million revolving credit facility will expire in October 2011, $100.9 million of our senior notes mature in 2012 and our $79.1 million of convertible bonds may be presented to us for redemption in March 2012. At this time, it is uncertain whether we will be able to refinance these debt maturities or the cost and other terms which we may incur to accomplish such refinancings. Although recent capital market conditions have improved, the availability and cost of credit continues to be volatile, and credit availability for companies in the hotel and hospitality industry remains limited. Moreover, if we are able to renew our revolving credit facility, one or more financial institutions which now participate may choose not to participate in the renewal, we may be unable to find replacement lenders and our access to borrowing under the renewed facility could be reduced. We cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size, and we expect that, due to increased credit spreads in the current market conditions, the cost of borrowings under a renewed revolving credit facility will be materially higher than under our current revolving credit facility. Nonpayment at maturity or other defaults on our revolving credit facility or any of our other debt will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to pay distributions and the market value of our shares will likely decline.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2010, we had $2.1 billion in debt outstanding, which was 41% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Inherent risks in the hotel industry could affect our business.

        Approximately 61% of our investments are in hotel properties. A number of factors affect the hotel industry generally and therefore impact our operating results, such as:

  •
  increased competition from new supply or existing hotel properties in our markets where our hotels are located, which may adversely affect our occupancy rates and revenues;

  •
  the relative attractiveness of our hotel properties and the level of services provided to guests which may require us to invest in our hotels;

  •
  dependence on business, commercial and leisure travel and tourism which generally causes hotel revenues to reflect general economic conditions;

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

        The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels' occupancy and average daily rate, or ADR. Future acts of terrorism in the U.S. may adversely impact business and leisure travel activities and, accordingly, our business. Moreover, hotels have themselves been targets of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. Outbreaks of contagious diseases could cause travel to decline and have an adverse effect on the hotel industry in general. We cannot predict the extent to which additional terrorist attacks, acts of war, pandemics or similar events may occur in the future or the impact that such events would have on the hotel industry or on our hotel properties in particular, or their impact on our operating results and financial condition.

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

        TA leases all of our travel center properties, which constitute approximately 39% of our historical investments. In addition, two of our hotel operators, InterContinental and Marriott, operate approximately 27% and 26%, respectively, of our total investments. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increasing interest rates may adversely affect us and the value of your investment in our shares.

        There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our shares:

  •
  Funds borrowed under our revolving credit facility bear interest at variable rates. As of December 31, 2010, we had $144.0 million outstanding and $606.0 million available for drawing under our revolving credit facility. If interest rates increase, so will our interest costs on any borrowings we may have outstanding, which could adversely affect our cash flow and our ability to pay principal and interest on our debt, our cost to refinance existing debt when it becomes due, including our revolving credit facility which expires in October 2011, and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

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

        We compete with pension funds, private equity investors, other REITs, owner operators and other businesses which are engaged in the acquisition of hospitality properties. Some of our competitors have greater financial resources and more experienced personnel than we have. These competitors may affect the supply/demand dynamics for hospitality properties and, accordingly, increase the price we must pay for properties we seek to acquire. Furthermore, owners of hospitality properties who offer them for sale may find our competitors to be more attractive buyers because they may have greater financial resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, volatility in the U.S. capital markets may affect our ability to raise capital for acquisitions.

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

  •
  catastrophic property and casualty losses, such as losses due to wars, terrorist attacks or natural disasters, some of which may be uninsured; and

  •
  defaults and bankruptcies by our managers or tenants.

Acquisition and ownership of real estate is subject to environmental and climate change risks, and compliance with environmental and climate change laws may be costly.

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. In particular, however, the travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA regularly incurs environmental cleanup costs. In the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental cleanup at our properties, including environmental damages at sites we own and lease to TA. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel center properties.

        The ongoing political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. AIC's business involves the risks typical of insurance businesses. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our securities would likely decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2012. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

Risks Related to Our Relationship with RMR

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as making individual investment decisions for us. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties' operations, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of various companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other publicly traded REITs: CWH, which primarily owns and operates commercial office and industrial buildings and leased industrial land; GOV, which owns properties that are majority leased to government tenants; and SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR also provides management services to other public and private companies, including Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals, and TA, our largest tenant. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and TA may create potential conflicts of interest or the appearance of such conflicts of interest.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our cash available for distribution per share, as defined in our business management agreement with RMR. We also pay RMR property management fees for the office building component of one of our properties which also includes a hotel, based in part upon the gross rents we collect from tenants and the costs of construction we incur. For more information, see "Item 1. Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Although we believe we benefit from our management by RMR, our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

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

        In the past, in particular following periods of financial distress or volatility in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, even if they are without merit.

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

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland and other laws, may prevent shareholders from receiving a takeover premium or implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning more than 9.8% of any class or series of our outstanding shares. These provisions may assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland and other laws may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

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

  •
  a requirement that a shareholder who desires to nominate a person for election as Trustee or to propose other business not approved by our Board of Trustees at a meeting of our shareholders that would cause a breach or default of any debt instrument or agreement or other material agreement of ours, to provide (1) evidence of the lender's or contracting party's willingness to waive the breach of covenant or default or (2) a detailed plan for repayment of the applicable indebtedness or curing the contractual breach or default and satisfying any resulting damage, in each case, satisfactory to our Board of Trustees; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies.

Certain aspects of our business may prevent shareholders from accumulating large share ownership, from nominating or serving as trustees, or from taking actions to otherwise control our business.

        Certain of our properties include gambling operations. Applicable state laws require that any shareholder who owns or controls 5% or more of our securities or anyone who wishes to serve as one of our Trustees must be licensed or approved by the state regulators responsible for gambling operations. Similarly, as an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These approval and pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

        Our declaration of trust and bylaws limit the liability of our trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our declaration of trust, bylaws and indemnity contracts require us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with TA and RMR and shareholder litigation against us or our trustees and officers may be referred to arbitration proceedings.

        Our contracts with TA and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders, including derivative and class actions, against us or against our trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against TA, RMR or our trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, operations, indebtedness, capitalization and distributions; and our Board of Trustees may change these policies or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Such policy changes could adversely affect the market value of our shares and our ability to make distributions to you.

Risks Related to Our Securities

Our Board of Trustees has the discretion to change our distribution policy from time to time, and there is no assurance that we will make distributions in the future.

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

        Our payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and our debt indenture. All our distributions will be made at the discretion of our Board of Trustees and the timing and amount of our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status, our ability to access capital and such other factors as our Board of Trustees may deem relevant and make determinations regarding these matters from time to time.

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

        As of December 31, 2010, we had $79.1 million of convertible notes outstanding. Upon a conversion of notes in accordance with their terms, we will be required to pay the principal return of these notes in cash. Furthermore, there may be circumstances that prevent the issuance of our common shares for all or any portion of any net amount deliverable upon the conversion of notes, thereby requiring us to satisfy our net amount obligation in cash. Holders of notes also have the right to require us to repurchase the notes for cash on March 20, 2012, March 15, 2017 and March 15, 2022 or upon the occurrence of certain change in control transactions prior to March 20, 2012. Some of our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to pay the principal return and any such net cash amount or make the required repurchase of notes, as the case may be, in cash at the applicable time; and, in such circumstances, we may not be able to arrange the necessary financing on favorable terms. In addition, our ability to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, may be limited by law or the terms of other debt agreements or securities. Moreover, our failure to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, would constitute an event of default under the indenture governing the notes which, in turn, would constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and further restricting our ability to make such payments and repurchases. In certain change of control circumstances, our future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own at their principal amount plus accrued interest and a premium.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred stock are rated by two rating agencies. One rating agency lowered our corporate credit, senior unsecured debt and preferred securities ratings in October 2010 and the other currently has our outlook as "negative". These rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2010, we owned 289 hotels and 185 travel centers. The following table summarizes certain information about our properties as of December 31, 2010 (dollars in thousands).

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
United States
Alabama	4	$34,759	$22,446	4	$52,741	$45,429	8	$87,500	$67,875
Arizona	14	158,189	105,542	6	124,678	109,387	20	282,867	214,929
Arkansas	—	—	—	4	73,316	62,500	4	73,316	62,500
California	34	606,738	463,135	9	143,818	133,801	43	750,556	596,936
Colorado	4	37,360	25,601	3	26,822	22,823	7	64,182	48,424
Connecticut	1	4,880	3,500	3	30,054	24,406	4	34,934	27,906
Delaware	1	14,255	10,286	—	—	—	1	14,255	10,286
Florida	12	164,419	117,730	7	120,427	109,537	19	284,846	227,267
Georgia	20	256,009	185,175	9	94,835	84,851	29	350,844	270,026
Hawaii	1	95,669	76,222	—	—	—	1	95,669	76,222
Idaho	—	—	—	1	13,977	12,650	1	13,977	12,650
Illinois	14	145,047	100,736	7	51,029	43,644	21	196,076	144,380
Indiana	3	37,465	25,600	7	48,463	42,171	10	85,928	67,771
Iowa	2	15,747	10,320	1	7,594	6,726	3	23,341	17,046
Kansas	4	30,229	21,027	—	—	—	4	30,229	21,027
Kentucky	1	3,325	1,600	3	38,963	33,708	4	42,288	35,308
Louisiana	1	27,395	21,098	6	93,623	82,370	7	121,018	103,468
Maryland	7	144,241	112,457	3	43,298	37,846	10	187,539	150,303
Massachusetts	13	165,205	122,364	—	—	—	13	165,205	122,364
Michigan	12	88,767	61,170	4	25,039	22,196	16	113,806	83,366
Minnesota	4	38,718	26,610	1	3,621	3,300	5	42,339	29,910
Mississippi	—	—	—	1	21,189	18,100	1	21,189	18,100
Missouri	6	83,475	52,405	5	47,567	40,748	11	131,042	93,153
Nebraska	1	4,848	2,350	3	34,567	28,817	4	39,415	31,167
Nevada	3	45,091	33,993	5	139,499	129,406	8	184,590	163,399
New Hampshire	—	—	—	1	7,584	5,433	1	7,584	5,433
New Jersey	12	167,979	119,582	4	96,105	85,690	16	264,084	205,272
New Mexico	2	23,212	16,580	6	80,697	67,359	8	103,909	83,939
New York	5	101,055	76,825	6	16,872	14,365	11	117,927	91,190
North Carolina	13	116,403	82,011	3	31,238	27,699	16	147,641	109,710
Ohio	5	42,055	29,075	14	143,345	125,902	19	185,400	154,977
Oklahoma	2	16,718	11,744	4	30,096	25,777	6	46,814	37,521
Oregon	—	—	—	3	35,694	32,198	3	35,694	32,198
Pennsylvania	10	152,660	108,747	9	109,528	96,292	19	262,188	205,039
Rhode Island	1	13,689	9,657	—	—	—	1	13,689	9,657
South Carolina	3	24,017	17,214	2	23,364	20,078	5	47,381	37,292
Tennessee	8	125,485	84,594	8	77,976	69,993	16	203,461	154,587
Texas	33	403,906	291,948	17	316,378	272,633	50	720,284	564,581
Utah	3	61,879	39,651	2	15,735	13,201	5	77,614	52,852
Virginia	15	168,723	114,567	4	52,357	46,223	19	221,080	160,790
Washington	6	84,006	58,821	2	3,600	2,390	8	87,606	61,211
West Virginia	1	8,667	6,110	2	7,363	6,295	3	16,030	12,405
Wisconsin	1	12,900	9,759	2	11,868	10,208	3	24,768	19,967
Wyoming	—	—	—	4	57,080	48,272	4	57,080	48,272

	282	3,725,185	2,678,252	185	2,352,000	2,064,424	467	6,077,185	4,742,676
Other
Ontario, Canada	2	40,010	30,084	—	—	—	2	40,010	30,084
Puerto Rico	1	141,952	115,795	—	—	—	1	141,952	115,795

	3	181,962	145,879	—	—	—	3	181,962	145,879

Total	285	3,907,147	2,824,131	185	2,352,000	2,064,424	470	6,259,147	4,888,555

Held for sale
South Carolina	1	29,851	24,639	—	—	—	1	29,851	24,639
Tennessee	1	9,373	7,125	—	—	—	1	9,373	7,125
Texas	2	18,843	15,295	—	—	—	2	18,843	15,295

	4	58,067	47,059	—	—	—	4	58,067	47,059

Grand Total	289	$3,965,214	$2,871,190	185	$2,352,000	$2,064,424	474	$6,317,214	$4,935,614

        At December 31, 2010, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 43 years (range of 28 to 78 years); the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $128,046 to $609,814 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        At December 31, 2010, 20 of our travel centers were on land leased partially or in its entirety. The average remaining term of the ground leases (including renewal options) is approximately 19 years (range of 8 to 40 years); the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $439,030 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2010 (in thousands):

14 hotels(1)	$224,553
20 travel centers(2)	121,488

Total	$346,041

(1)
Three hotels with a depreciated carrying value totaling $97,698 are on land partially leased. The leased land is generally used for parking. In all instances we believe these three hotels would be operable without the leased land.

(2)
Four travel centers with a depreciated carrying value totaling $65,158 are on land partially leased. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. In all instances we believe these four travel centers would be operable without the leased land.

Item 3.    Legal Proceedings

        We are aware of a complaint originally filed by plaintiff Alan R. Kahn, a TA shareholder, in the Delaware Court of Chancery (Kahn v. Portnoy, et al, C.A. No. 3515-cc) on February 1, 2008 which purports to be a derivative action against TA's directors, us and RMR. This complaint appears to allege that our lease of Petro® branded travel centers to TA is unfair to TA. On October 30, 2008, the plaintiff's claims against RMR were dismissed. On December 11, 2008, the Court denied TA's motion to dismiss the complaint; however, in the plaintiff's brief of September 11, 2008 filed in opposition to TA's motion to dismiss, the plaintiff conceded he was unable to effect service of process on us. On January 21, 2009, we demanded arbitration of the claims in this litigation that pertain to our lease, as our lease provides. This arbitration was stayed by agreement while discovery and settlement discussions in the case against TA and its directors continued. On January 31, 2011, subject to approval by the Delaware Court of Chancery of a settlement of this litigation including dismissal of all claims against us, we agreed to waive payment of the first $2.5 million of percentage rent which may become due to us under our lease with TA for the 40 Petro travel centers.

        In the ordinary course of business we are involved in litigation incidental to our business; however we are not aware of any material pending or threatened legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    [Removed and Reserved]

 PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2009	High	Low
First Quarter	$15.38	$8.53
Second Quarter	15.48	9.04
Third Quarter	21.36	11.59
Fourth Quarter	24.27	17.96

2010	High	Low
First Quarter	$25.08	$21.09
Second Quarter	28.32	20.60
Third Quarter	22.63	18.99
Fourth Quarter	24.73	21.34

        The closing price of our common shares on the NYSE on February 18, 2011, was $24.57 per share.

        As of February 18, 2011, there were approximately 800 shareholders of record, and we estimate that as of such date there were in excess of 73,000 beneficial owners of our common shares.

        Information about cash distributions paid to common shareholders for 2010 and 2009 is summarized in the table below.

	Distributions Paid Per Common Share
	2010	2009
First Quarter	$0.45	$0.77
Second Quarter	0.45	—
Third Quarter	0.45	—
Fourth Quarter	0.45	—

Total	$1.80	$0.77

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$736,363	$715,615	$899,474	$941,455	$879,324
Rental income	326,771	302,484	328,051	316,819	120,649
FF&E reserve income	22,354	18,934	23,837	22,286	20,299

Total revenues	1,085,488	1,037,033	1,251,362	1,280,560	1,020,272
Expenses:
Hotel operating expenses	477,595	460,869	620,008	657,000	618,334
Depreciation and amortization	238,089	245,868	239,166	216,688	141,198
General and administrative	38,961	39,526	37,751	37,223	25,090

Total expenses	754,645	746,263	896,925	910,911	784,622
Operating income	330,843	290,770	354,437	369,649	235,650
Interest income	260	214	1,312	4,919	2,674
Interest expense	(138,712)	(143,410)	(156,844)	(148,110)	(81,451)
Gain (loss) on extinguishment of debt	(6,720)	51,097	—	—	—
Loss on asset impairment, net	(163,681)	—	(53,225)	(1,332)	—
Equity in losses of an investee	(1)	(134)	—	—	—
Gain on sale of real estate, net	—	—	114	—	—
Reserve for straight line rent receivable	—	—	(19,613)	—	—
TA spin off costs	—	—	—	(2,711)	—

Income from continuing operations before income taxes	21,989	198,537	126,181	222,415	156,873
Income tax expense	(638)	(5,196)	(1,846)	(2,191)	(372)

Income from continuing operations	21,351	193,341	124,335	220,224	156,501
Discontinued operations:
Income from discontinued operations	—	—	—	7,440	12,538
Gain on sale of real estate used by discontinued operations	—	—	—	95,711	—

Net income	21,351	193,341	124,335	323,375	169,039
Preferred distributions	(29,880)	(29,880)	(29,880)	(26,769)	(7,656)

Net income (loss) available for common shareholders	$(8,529)	$163,461	$94,455	$296,606	$161,383

Common distributions declared	$222,122	$—	$289,380	$287,272	$225,927
Weighted average common shares outstanding	123,403	107,984	93,944	93,109	73,279
Per Common Share Data:
Income (loss) from continuing operations available for common shareholders	$(0.07)	$1.51	$1.01	$2.08	$2.03
Income (loss) from discontinued operations available for common shareholders	$—	$—	$—	$1.11	$0.17
Net income (loss) available for common shareholders	$(0.07)	$1.51	$1.01	$3.19	$2.20
Distributions paid per common share	$1.80	$0.77	$3.08	$3.03	$2.94
Balance Sheet Data (as of December 31):
Real estate properties,	$6,259,147	$6,467,132	$6,407,884	$6,196,231	$4,018,781
Real estate properties, net	4,888,555	5,206,508	5,347,681	5,346,761	3,316,268
Total assets	5,192,286	5,548,370	5,572,737	5,677,168	3,957,463
Debt, net of discounts	2,111,223	2,193,561	2,639,060	2,542,032	1,199,830
Shareholders' equity	2,860,241	3,091,931	2,628,427	2,821,654	2,447,540

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Recent Developments

        U.S. hotel industry.    The U.S. hotel industry continues to feel the financial effects of the recent recession. In both 2008 and 2009, the U.S. hotel industry generally experienced declines versus the previous year in occupancy, revenues and profitability. Although each of our hotel operators reported increases in occupancy during 2010, the majority of our hotel properties continued to experience declines in average daily rate and higher operating expenses resulting in lower profitability at our hotels. In 2010, our hotel properties experienced a 3.1% increase in revenue per available room, or RevPAR, and a 5.7% decline in cash flow available to pay our minimum returns and rents compared to 2009. These results reflect increased business and leisure travel, but at reduced rates compared to prior years. As of December 31, 2010, all returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3 and No. 4 agreements discussed below.

        Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum contractual returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum contractual rents and returns is not assured, particularly if the U.S. economy and the lodging industry takes an extended period to recover from the severe declines experienced during the recent recession. If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

        Our hotel tenants and managers.    During the twelve months ended December 31, 2010, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

        During the twelve months ended December 31, 2010, the payments we received under our Marriott No. 3 contract that requires minimum annual payments to us of approximately $44,200, and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28,508, were $16,902 and $11,605, respectively, less than the minimum amounts contractually required. We applied available security deposits to cover these deficiencies. Also, during the period between December 31, 2010 and February 21, 2011, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $3,560 and $1,770, respectively, and we applied security deposits we hold to cover these amounts. At February 21, 2011, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $6,523 and $6,539, respectively. At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. In the absence of any agreements modifying the contract terms between us and Marriott and Crestline, we currently expect that the security deposits we hold from Marriott and Crestline may be fully utilized to cover cash shortfalls in payments we expect to receive under these contracts during 2011. We have entered into negotiations with Marriott to modify our agreements covering these hotels and the management agreement covering 18 Residence Inn hotels (which we have historically referred to as our Marriott No. 2 agreement). Although we intend to pursue these negotiations, there can be no assurance that any agreement will be reached.

        As of December 31, 2010, the remaining availability under the $125,000 guarantee securing InterContinental's obligations under its four operating agreements with us had been reduced to $6,685.

In January 2011, the guarantee became fully exhausted. On February 1, 2011, the payments we received under our four operating agreements with InterContinental, (which require annual minimum returns/rents of $153,681), were $8,116 less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. At February 21, 2011, the remaining balance of the security deposit we hold for these InterContinental agreements was $28,756. At this time, we expect that InterContinental will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. In the absence of an agreement modifying the terms of our agreements with InterContinental, we believe the security deposit we hold from InterContinental may approximate the 2011 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. We have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels. During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, providing that the security deposit we hold will secure InterContinental's obligations under all four of our operating agreements with them; previously, the security deposit secured InterContinental's obligations under three of the agreements. Although we intend to pursue further negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the contractual minimum return or rent due to us and reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits. However, these deposits are not escrowed and reducing the security deposits does not result in cash flow to us of the deficiency amounts. Under all of our hotel contracts that include a security deposit, any amount of the security deposit which is applied to payment deficits may be replenished from future cash flows under the respective contracts.

        In connection with our ongoing negotiations with both Marriott and InterContinental regarding modified agreements, we are considering selling 53 hotels. As a result, in performing our periodic evaluation of real estate assets for impairment during the fourth quarter of 2010, we recorded a loss on asset impairment to reduce the carrying value of 45 of these 53 hotels to their estimated fair value. As previously noted, discussions with Marriott and InterContinental are ongoing, and there can be no assurance that any modified agreements will be reached or that we will decide to sell any or all of these 53 hotels.

        TA amendment agreement.    On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA. The amended terms are as follows:

  •
  Our lease for 145 travel centers (which we have historically referred to as TA No. 1) was modified effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year. The rent will increase to $140,139 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.

  •
  Our lease for 40 travel centers (which we have historically referred to as TA No. 2) was modified effective January 1, 2011, so that the minimum rent is reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount; and the first $2,500 of percentage rent shall be waived provided the settlement of certain litigation pending against us, TA and others is approved by the Delaware Court of Chancery.

  •
  The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024. These deferred rent amounts will become due and interest may accrue in certain circumstances set forth in the amendment agreement, including a change in control of TA.

        TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007. RMR provides certain management services to both us and TA. For more information on our relationship with TA, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions".

Management Agreements and Leases

        At December 31, 2010, our 289 hotels were included in one of eleven agreements, of which 197 were leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 92 were leased to third parties. Our lease with a third party for 18 hotels expired on December 31, 2010. On January 1, 2011, we began leasing the hotels to one of our TRSs and continued the previously existing brand and hotel management agreement. Our 185 travel centers are leased to TA under two agreements. Our consolidated statements of income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the tables on pages 77 and 78.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	For the year ended December 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)

	(dollar amounts in thousands, except number of shares)
Revenues:
Hotel operating revenues	$736,363	$715,615	$20,748	2.9%
Rental income:
Minimum rents—hotels	135,267	129,210	6,057	4.7%
Minimum rents—travel centers	190,054	171,848	18,206	10.6%

	325,321	301,058	24,263	8.1%
Percentage rent—hotels	1,450	1,426	24	1.7%

Total rental income	326,771	302,484	24,287	8.0%
FF&E reserve income—hotels	22,354	18,934	3,420	18.1%
Expenses:
Hotel operating expenses	477,595	460,869	16,726	3.6%
Depreciation and amortization—hotels	157,497	163,024	(5,527)	(3.4)%
Depreciation and amortization—travel centers	80,592	82,844	(2,252)	(2.7)%

Total depreciation and amortization	238,089	245,868	(7,779)	(3.2)%
General and administrative	38,961	39,526	(565)	(1.4)%
Operating income	330,843	290,770	40,073	13.8%
Interest income	260	214	46	21.5%
Interest expense	(138,712)	(143,410)	(4,698)	(3.3)%
Gain (loss) on extinguishment of debt	(6,720)	51,097	(57,817)	(113.2)%
Loss on asset impairment, net	(163,681)	—	163,681	—
Equity in losses of an investee	(1)	(134)	135	100.7%

Income before income taxes	21,989	198,537	(176,548)	(88.9)%
Income tax expense	(638)	(5,196)	(4,558)	(87.7)%

Net income	21,351	193,341	(171,990)	(89.0)%
Net income (loss) available for common shareholders	(8,529)	163,461	(171,990)	(105.2)%
Weighted average shares outstanding	123,403	107,984	15,419	14.3%
Net income (loss) available for common shareholders per common share	$(0.07)	$1.51	$(1.58)	(104.6)%

        The increase in hotel operating revenues in 2010 compared to 2009 was caused by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from 2009 due to higher occupancy rates, partially offset by declines in ADR at certain of our hotels. Additional operating statistics of our hotels are included in the table on page 79.

        The increase in minimum rents—hotels is a result of our funding of improvements at certain of our leased hotels in 2009 and 2010 that resulted in increases in the annual minimum rents due to us.

        The increase in rental income—travel centers is a result of contractual rent increases in our lease agreement with TA for 145 travel centers and interest of $14,100 earned on deferred rent amounts in 2010. Rental income for both periods excludes $60,000 of rent deferred by TA under our rent deferral agreement with TA discussed below in "Related Person Transactions".

        The increase in percentage rent—hotels is the result of increased sales compared to base year sales at certain of our leased hotels.

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

        The increase in hotel operating expenses was primarily caused by increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $85,592 and $75,205 less than the minimum returns due to us in 2010 and 2009, respectively. We reflect these amounts in our consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold.

        The decrease in depreciation and amortization—hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us or separately funded by us in 2009 and 2010.

        The decrease in depreciation and amortization—travel centers is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

        The decrease in general and administrative expense is due primarily to lower professional services fees in 2010 versus 2009.

        The increase in operating income is primarily due to the revenue and expense changes discussed above.

        The increase in interest income is due to higher average restricted cash balances during 2010 versus 2009.

        The decrease in interest expense is primarily due to lower average borrowings, partially offset by higher weighted average interest rates during 2010 than in 2009.

        During the second quarter of 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260, $588 of transaction costs, net of $1,058, representing the equity component of the notes. The gain on extinguishment of debt in 2009 resulted from our purchase of $367,421 face amount of our 3.8% convertible senior notes due 2027 and various issues of our senior notes for an aggregate purchase price of $303,341, excluding accrued interest. The gain on extinguishment of debt is net of unamortized issuance costs and discounts of $17,837 and includes a portion of the allocated equity component on the convertible notes of $4,854.

        In connection with our decision to pursue the sale of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value less costs to sell. Our Staybridge Suites® hotel in Dallas, TX is also being offered for sale but we estimated the fair value less costs to sell of this hotel was greater than its carrying value. In performing our periodic evaluation of real estate assets for impairment during the fourth quarter of 2010, we revised our assumptions regarding our expected ownership period for 53 of our hotels because we are considering selling these hotels as part of our negotiations with both Marriott and InterContinental. As a result of this change, we recorded a $157,205, or $1.27 per share, loss on asset impairment in the fourth quarter of 2010 to reduce the carrying value of 45 of these 53 hotels to their estimated fair value. In the fourth quarter of 2010, we also recorded a $9,908, or $0.08 per share, valuation adjustment to increase the estimated fair value of our four hotels held for sale. The net loss on asset impairment for the twelve months ended December 31, 2010 was $163,681, or $1.33 per share.

        Equity in losses of equity investments represents our proportionate share of earnings (losses) of AIC.

        The decrease in income tax expense is primarily the result of lower state income taxes due to a decrease in taxable income for state income tax purposes as a result of our increased common share distributions in 2010 compared to the 2009 period.

        The decreases in net income, net loss available for common shareholders and net loss available for common shareholders per common share are primarily due to the investment, operating and financing activities discussed above.

  Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	For the year ended December 31,
	2009	2008	Increase (Decrease)	% Increase (Decrease)

	(dollar amounts in thousands, except number of shares)
Revenues:
Hotel operating revenues	$715,615	$899,474	$(183,859)	(20.4)%
Rental income:
Minimum rents—hotels	129,210	124,396	4,814	3.9%
Minimum rents—travel centers	171,848	198,553	(26,705)	(13.4)%

	301,058	322,949	(21,891)	(6.8)%
Percentage rent—hotels	1,426	5,102	(3,676)	(72.1)%

Total rental income	302,484	328,051	(25,567)	(7.8)%
FF&E reserve income—hotels	18,934	23,837	(4,903)	(20.6)%
Expenses:
Hotel operating expenses	460,869	620,008	(159,139)	(25.7)%
Depreciation and amortization—hotels	163,024	155,488	7,536	4.8%
Depreciation and amortization—travel centers	82,844	83,678	(834)	(1.0)%

Total depreciation and amortization	245,868	239,166	6,702	2.8%
General and administrative	39,526	37,751	1,775	4.7%
Operating income	290,770	354,437	(63,667)	(18.0)%
Interest income	214	1,312	(1,098)	(83.7)%
Interest expense	(143,410)	(156,844)	(13,434)	(8.6)%
Gain on extinguishment of debt	51,097	—	51,097	—
Loss on asset impairment	—	(53,225)	(53,225)	—
Equity in losses of an investee	(134)	—	134	—
Gain on sale of real estate, net	—	114	(114)	—
Reserve for straight line rent receivable	—	(19,613)	(19,613)	—

Income before income taxes	198,537	126,181	72,356	57.3%
Income tax expense	(5,196)	(1,846)	3,350	181.5%

Net income	193,341	124,335	69,006	55.5%
Net income available for common shareholders	163,461	94,455	69,006	73.1%
Weighted average shares outstanding	107,984	93,944	14,040	14.9%
Net income available for common shareholders per common share	$1.51	$1.01	$0.50	49.5%

        The decrease in hotel operating revenues at our managed hotels in 2009 versus 2008 was caused primarily by the weakness in the hotel industry and declines in occupancy and revenues experienced during the recent recession. Additional operating statistics of our hotels are included in the table on page 79.

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

        The decrease in hotel operating expenses was primarily caused by the decline in occupancy at our managed hotels, manager initiatives to lower expenses, the reduction in expenses such as marketing and reservation fees which are based on revenues and the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover a minimum return deficiency. Certain of our managed hotels had net operating results that were $75,205 less than the minimum returns due to us in 2009. We reflected these amounts in our consolidated statement of income as a reduction to hotel operating expenses because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold. All of our managed hotels generated net operating results above the minimum returns due to us in 2008.

        The increase in depreciation and amortization—hotels is due primarily to the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2008 and 2009.

        The decrease in depreciation and amortization—travel centers is due primarily to fully depreciated improvements that were retired during 2009 partially offset by depreciation and amortization of improvements made to our travel centers during 2008 and 2009.

        The increase in general and administrative expense is due primarily to higher professional services fees in 2009.

        The decrease in operating income is primarily due to the revenue and expense changes discussed above

        The decrease in interest income is due to lower average interest rates during 2009.

        The decrease in interest expense is primarily due to lower average borrowings, partially offset by slightly higher weighted average interest rates during 2009 than in 2008.

        The gain on extinguishment of debt in 2009 resulted from our purchase of $367,421 face amount of our 3.8% convertible senior notes and various issues of our senior notes for an aggregate purchase price of $303,341, excluding accrued interest.

        We recorded a $53,225 loss on asset impairment in the second quarter of 2008 to reduce the carrying value of certain intangible assets arising from our January 2007 TA acquisition to their estimated fair market value.

        Equity in losses of equity investments represents our proportionate share of losses of AIC.

        The net gain on sale of real estate in 2008 reflects the sale of: (1) our Park Plaza hotel in North Phoenix, Arizona for a gain of $645 during the first quarter of 2008; (2) our AmeriSuites hotel in Atlantic Beach, North Carolina for a gain of $629 in the second quarter of 2008; and (3) our AmeriSuites hotel in Tampa, Florida for a loss of $1,160 during the fourth quarter of 2008.

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

        We define coverage for each of our management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the tables on pages 77 and 78. During the twelve months ended December 31, 2010, all 11 of our hotel operating agreements, generated coverage of less than
1.0x (0.17x to 0.75x).

        We define coverage for each of our travel center leases as total property level sales minus all property level expenses divided by the minimum rents due to us. During the twelve months ended December 31, 2010, our two travel center leases, representing 185 properties, generated coverage of 1.28x and 1.15x, respectively. Effective July 1, 2008, we entered into a rent deferral agreement with TA, the tenant under our two travel center leases. However, we calculated the rent coverage ratios for the twelve months ended December 31, 2010 using the contractual rent amounts without consideration of the rent deferral. Because substantially all of TA's business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA's ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

        Three hundred fifty (350) of our properties, representing 75% of our total historical investments at cost as of December 31, 2010 are operated under nine management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required hotel FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants or their affiliates may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases, do not subject us to repayment obligations but, under some of our agreements, these guarantee or supplemental payments may be recovered by the manager, tenant or guarantor from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

        As described above, Marriott and Crestline have failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 agreements, respectively. The InterContinental guarantee has been exhausted, and InterContinental has failed to pay the full minimum return or rent due to us under four agreements. As of February 21, 2011, all other payments due from our managers and tenants are current. However several of the guarantees and all the security deposits we hold are for limited amounts and may be exhausted, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

        Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service interest and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future after the next twelve months. However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our operators and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

        Our changes in cash flows during the twelve months ended December 31, 2010 compared to the same period in 2009 was as follows: (1) cash flow provided by operating activities increased from $320,116 in 2009 to $341,444 in 2010; (2) cash used in investment activities increased from $78,331 in 2009 to $122,203 in 2010; and (3) cash used in financing activities increased from $133,836 in 2009 to $344,758 in 2010.

        The increase in cash provided by operating activities between 2010 and 2009 is due primarily to increases in rental income received under our lease agreements and favorable changes in working capital. The increase in investment activities is primarily due to higher amounts of FF&E reserve fundings in the 2010 period compared to 2009 and the refund of a security deposit upon the expiration of a lease in 2010. The net increase in cash used in financing activities between 2010 and 2009 is primarily a result of an increase in common share distributions in 2010, partially offset by our issuance of common shares and senior notes in 2009 and lower debt repayments in 2010.

        We maintain our status as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. The IRC, among other things, allows a REIT to lease hotels to TRSs if the hotels are managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to income tax at corporate tax rates. The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where our properties are located.

Our Investment and Financing Liquidity and Capital Resources

        Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the twelve months ended December 31, 2010, our hotel managers and hotel tenants contributed $60,631 to these accounts and spent $102,909 from the FF&E reserve escrow accounts and from our payments to renovate and refurbish our hotels. As of December 31, 2010, there was $80,621 on deposit in these escrow accounts, which was held by us and is reflected on our balance sheet as restricted cash.

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the twelve months ended December 31, 2010, we funded $97,816 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our Marriott No. 1 and No. 2 agreements using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $25,000 for improvements to these Marriott hotels during 2011 using our existing cash balances or borrowings under our revolving credit facility. As described above, we have entered into negotiations with Marriott and InterContinental to modify certain of our hotel operating agreements. These negotiations may result in our agreement to fund certain capital improvements to the hotels included in these agreements.

        Our lease with a subsidiary of Host for 18 Residence Inn hotels which we have historically referred to as our Marriott No. 2 contract expired on December 31, 2010. As required upon expiration of the agreement, we refunded the $17,220 security deposit to Host using borrowings under our revolving credit facility and existing cash balances.

        In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 Courtyard hotels which we have historically referred to as our Marriott No. 1 contract. Assuming that Host does not default its contractual obligations to us, upon expiration of this agreement on December 31, 2012, we will be required to return the $50,540 security deposit to Host. We expect to fund the return of this security deposit using existing cash balances or borrowings under our revolving credit facility.

        Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. In May 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the lease term, and that these purchases were limited to $25,000 per year. The amendment provided that TA may accelerate our purchase of the specified capital improvements. In the event that TA sold us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount was discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amended lease. As of December 31, 2010, we have funded $117,875 and have fulfilled our purchase commitment under this lease. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases; however, we made no fundings under such lease provisions during the twelve months ended December 31, 2010.

        On January 15, 2010, April 15, 2010, July 15, 2010 and October 15, 2010, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2010, April 14, 2010, July 14, 2010 and October 14, 2010, respectively. On December 1, 2010, we declared a $0.5546875 per share distribution to Series B preferred shareholders of record on December 31, 2010 with respect to the period ended January 14, 2011. We paid this distribution on January 14, 2011. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 16, 2010, May 17, 2010, August 16, 2010 and November 15, 2010 we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2010, May 16, 2010, August 14, 2010 and November 14, 2010. On January 5, 2011, we declared a distribution of $0.4375 per Series C preferred shareholders with respect to the period ending February 14, 2011. We paid this distribution on February 15, 2011. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 22, 2010, May 24, 2010, August 24, 2010 and November 22, 2010, we paid a $0.45 per share distribution to our common shareholders. We funded these distributions using existing cash balances and borrowings under our revolving credit facility. On January 14, 2011, we declared a $0.45 per share distribution to our common shareholders of record on January 28, 2011. We expect to pay this distribution on February 23, 2011 using existing cash balances and borrowings under our revolving credit facility.

        During the twelve months ended December 31, 2010, we purchased an aggregate of $185,696 of our 3.8% convertible senior notes at a total cost of $185,626, excluding accrued interest, and recognized a $6,720 loss on extinguishment of debt. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260, $588 of transaction costs, net of $1,058, representing the equity component of the notes. We made these purchases using existing cash balances and borrowings under our revolving credit facility.

        On July 15, 2010, we redeemed at par plus accrued interest $50,000 of our 9.125% senior notes using borrowings under our revolving credit facility.

        In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. In September 2010, we exercised our option to extend the maturity date of our revolving credit facility by one year to October 24, 2011, and we have since paid a $1,125 extension fee. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a spread and was 0.82% as of December 31, 2010. We may borrow up to $750,000 under the revolving credit facility. Borrowings under our revolving credit facility are unsecured. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of December 31, 2010, we had $144,000 outstanding under our revolving credit facility. Our term debt maturities (other than our revolving credit facility) are as follows: $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $79,054 in 2027. Our $79,054 of 3.8% convertible senior notes due in 2027 are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option, with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

        As of December 31, 2010, we had one mortgage note with a current principal balance of $3,383 that we assumed in connection with our acquisition of a hotel. On January 3, 2011, we repaid without penalty the remaining principal balance of this mortgage, plus accrued interest using existing cash balances. None of our other debt obligations require principal or sinking fund payments prior to their respective maturity dates.

        At December 31, 2010, we had $4,882 of cash (excluding FF&E restricted cash) and cash equivalents and $606,000 available under our revolving credit facility. We expect to use existing cash balances, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future property acquisitions and for other general business purposes.

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

        Although capital market conditions have recently improved, the availability and cost of credit continue to be volatile, and credit availability for companies in the hotel and hospitality industry remains tight. In October 2010, a credit rating agency lowered our corporate credit, senior unsecured debt and preferred securities ratings and our credit ratings are on negative outlook with another credit agency. While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable. Also, the downgrade of our credit ratings may result in increased interest costs when we renew our revolving credit facility or refinance our other debts, and these interest cost increases could have a material and adverse impact on our results of operations and financial condition.

        As of December 31, 2010, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$2,119,266	$147,383	$466,883	$580,000	$925,000
Ground lease obligations(2)	144,113	12,083	22,131	20,174	89,725
Security deposits(3)	105,859	—	50,540	8,309	47,010
Capital improvements(4)	25,000	25,000	—	—	—
Projected interest expense(5)	608,566	126,798	228,718	160,450	92,600

Total	$3,002,804	$311,264	$768,272	$768,933	$1,154,335

(1)
Holders of our convertible senior notes ($79,054 due in 2027) may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012. The amounts in the table reflect these notes as being due in March 2012 when we expect to be required to repurchase them by their holders and therefore are included in the "1-3 years" category.

(2)
14 of our hotels and 20 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.

(3)
Represents the security deposit balance as of December 31, 2010. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)
Represents amounts we have agreed to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves.

(5)
Projected interest expense is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

        As of December 31, 2010, we had no off balance sheet arrangements, commercial paper, derivatives, swaps, hedges, guarantees, joint ventures or partnerships. As of December 31, 2010, our secured debt obligations were limited to one mortgage note of $3,383 secured by a single property, which was subsequently prepaid in January 2011. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

Debt Covenants

        Our debt obligations at December 31, 2010 consisted of our revolving credit facility, our $1,971,883 of unsecured term debt and convertible notes and our $3,383 mortgage note (which we repaid in January 2011). Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2010, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

        Neither our indenture and its supplements nor our revolving credit facility contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our senior debt ratings are used to determine the fees and interest rate applied to borrowings. If our credit ratings are downgraded, our interest expense and related costs under our revolving credit facility would therefore increase.

        Our public debt indenture and its supplements contain cross default provisions with any other debts of $20,000 or more. Similarly, our revolving credit facility agreement has cross default provisions with other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Trustee, Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner, President, Chief Executive Officer and a Director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. RMR has approximately 650 employees and provides management services to other companies in addition to us, and an affiliate of RMR is a registered investment advisor which manages two mutual funds.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and approve, terminate or allow to expire the management agreements.

        The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our Cash Available for Distribution, as defined in the business management agreement. The incentive fee is paid in our common shares. At present, the property management agreement applies to management services to the office building component of only one property in Baltimore, Maryland which also includes an InterContinental hotel. The property management agreement provides for management fees relating to this office building equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate business management and property management fees for 2010, 2009 and 2008 were $33,229, $32,950 and $32,468, respectively. No incentive fees were earned by RMR in 2010, 2009 or 2008.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $213, $220 and $222 for 2010, 2009 and 2008, respectively. These allocated costs are in addition to the business management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2011, and will be subject to automatic renewal unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CWH, SNH, GOV, TA and Five Star, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement with RMR, RMR has also agreed not to provide business management services to any other REIT which is principally engaged in the business of ownership of hotel or travel center properties without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        As part of our annual restricted share grants under our Share Award Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2010, 2009 and 2008, we granted a total of 53,900 restricted shares with an aggregate value of $1,186, 52,700 common shares with an aggregate market value of $1,089 and 31,125 common shares with an aggregate market value of $640, respectively, to such persons, based upon the closing price of our common shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        TA was created as a 100% subsidiary of ours. On January 31, 2007, we purchased TA's predecessor for approximately $1,913,305. Simultaneously with this purchase, we restructured TA's predecessor's business as follows: (1) we retained the real estate of 146 of the 163 travel centers then operated or franchised by TA's predecessor and certain other assets; (2) TA's predecessor's operating business and all its assets not retained by us, plus approximately $200,000 of net working capital, were contributed to TA; (3) TA entered a long term lease with us for its predecessor's real estate retained by us, which we have historically referred to as the TA No. 1 lease; and (4) all of TA's shares were spun off to our shareholders on January 31, 2007 and TA became a separate public company. As part of the 2008 rent deferral agreement described we acquired, and as of February 21, 2011, we continue to own, 1,540,000 of TA's common shares, which represented approximately 8.5% of TA's outstanding common shares.

        Mr. Barry Portnoy, one of our Managing Trustees, is a Managing Director of TA. Mr. Thomas O'Brien, an officer of RMR and a former officer of us, is President and the other Managing Director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an Independent Director of TA.

        In addition to TA's spin off from us on January 31, 2007, we completed another transaction together with TA in 2007. On May 30, 2007, TA purchased Petro Stopping Centers, L.P. for $63,567 million and we purchased Petro Stopping Centers Holdings, L.P. for approximately $655,000. Simultaneously with these purchases, TA leased 40 Petro travel centers from us pursuant to a lease, which we have historically referred to as the TA No. 2 lease.

        TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA currently leases 185 travel centers from us. The TA No. 1 lease is for 145 travel centers that TA operates under the "TravelCenters of America" or "TA" brand names. The TA No. 1 lease became effective on January 31, 2007. The TA No. 2 lease is for 40 travel centers that TA operates under the

"Petro" brand name. The TA No. 2 lease became effective on May 30, 2007. The TA No. 1 lease expires on December 31, 2022. The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each. Both the TA No. 1 and TA No. 2 leases are "triple net" leases, which require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any. As amended by the Amendment Agreement that we entered into with TA on January 31, 2011, which is further described below, the TA No. 1 lease requires TA to pay minimum rent to us in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and an amount of $140,139 per year for the period commencing February 1, 2012 and continuing through December 31, 2022. The minimum rent payable by TA to us under the TA No. 1 lease may increase if we fund or reimburse the cost in excess of $125,000 (see below) for certain improvements to the leased TA travel centers. As amended by the Amendment Agreement that we entered with TA on January 31, 2011, which is further described below, the TA No. 2 lease requires TA to pay minimum rent to us in an amount of $54,160 per year through June 30, 2024, and may increase if we fund or reimburse the cost for certain improvements to the leased Petro travel centers. Starting in 2012 and 2013, respectively, both the TA No. 1 and the TA No. 2 leases require TA to pay us additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. As further discussed below, pursuant to, and subject to the conditions set forth in, the Amendment Agreement, we agreed to waive payments for the first $2,500 of percentage rent that may become due under TA's lease with us for the Petro branded travel centers. TA is also required to generally indemnify us for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. Both the TA No. 1 and TA No. 2 leases also include arbitration provisions for the resolution of certain disputes, claims and controversies.

        We had agreed to provide up to $25,000 of funding annually for the first five years of the TA No. 1 lease for certain improvements to the leased properties without an increase in rent. All improvements funded under the tenant improvements allowance are owned by us. On May 12, 2008, we and TA amended the TA Lease to permit TA to sell to us, without an increase of its rent, certain capital improvements to properties leased from us earlier than previously permitted. As TA elected to sell these capital improvements before the time contractually required by the original lease terms, our purchase commitment amount was discounted to reflect the accelerated receipt of funds by TA according to a present value formula established in the amended lease. During 2009 and 2010, TA sold to us qualifying capital improvements under the $125,000 tenant improvements allowance provided in the TA No. 1 lease, as amended in May 2008, for total cash proceeds of $8,466 and $7,015, respectively. We recorded the capital improvements at cost as we made these fundings. As of December 31, 2010, none of the $125,000 total amount of the leasehold improvements saleable to us with no increase in TA's rent remained available.

        Under the TA and Petro leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers, in addition to the $125,000 described above, in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by us times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. TA made no request for funds under this provision in 2010, 2009 or 2008.

        At the time of TA's spin off from us, our transactions with TA in connection with the Petro Lease and an equity offering completed by TA in June 2007, we and TA believed that TA was adequately capitalized to meet all of its obligations, including those owed to us. However, since then there were material changes in the market conditions under which TA operates. Specifically, the increase during the first half of 2008 in the price of diesel fuel which TA buys and sells at its travel centers and the slowing of the U.S. economy during 2008 adversely affected TA's business and increased its working capital requirements. Although TA undertook a restructuring of its business to adjust to these changed market conditions, TA's balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on TA's working capital requirements. Accordingly, on August 11, 2008, we and TA entered a rent deferral agreement. Under the terms of this deferral agreement, TA had the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and TA was not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, TA issued 1,540,000 of its common shares to us (approximately 9.6% of TA's shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $14,100 of income during 2010, which has been reflected as rental income in our consolidated statements of income in accordance with GAAP. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not paid was contractually due to us on July 1, 2011. This deferral agreement also includes a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and included change of control covenants so that amounts deferred will become immediately payable to us in the event TA experienced a change of control (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to its common shares issued to us pursuant to the deferral agreement, which rights continue through the date which is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease. As of December 31, 2010 and 2009, TA had accrued an aggregate of $150,000 and $90,000, respectively, of deferred rent payable to us.

        In January 2011, we and TA entered an Amendment Agreement that amended the TA No. 1 lease, the TA No. 2 lease and TA's rent deferral agreement with us. The Amendment Agreement and the potential settlement of litigation described below are further described in our Current Report on Form 8-K dated January 31, 2011. The Amendment Agreement provides that:

  •
  The minimum annual rent payable by TA to us under the TA No. 1 lease was reduced effective January 1, 2011, by approximately $29,983 to $135,139.

  •
  The $5,000 increase in annual minimum rent payable by TA to us under the TA No. 1 lease that was scheduled to begin on February 1, 2011 was eliminated, but the rent due to us under the TA No. 1 lease will increase to $140,139 on February 1, 2012.

  •
  The minimum annual rent payable by TA to us under the TA No. 2 lease was reduced effective January 1, 2011, by approximately $12,017 to $54,160.

  •
  Subject to approval by the Delaware Court of Chancery of a settlement of the action described above in "Item 3—Litigation", we will waive payment of the first $2,500 of percentage rent which may become due under the TA No. 2 lease, which percentage rent obligation is described above. Litigation and a court approval process sometimes produce unexpected results. We can provide no assurance that the required court approval will be obtained or that this settlement will be concluded.

  •
  The due date for the $150,000 of rent TA had deferred as of December 31, 2010, pursuant to TA's rent deferral agreement with us was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest shall cease to accrue on our deferred rent obligation beginning on January 1, 2011; provided, however, that the deferred rent amounts shall be accelerated and interest shall begin to accrue thereon if certain events occur, including a change of control of TA.

        RMR provides management services to both us and TA; Barry Portnoy is a Managing Director of TA and a Managing Trustee of us, and there are other current and historical relationships between us and TA. As a result, the terms of the 2008 deferral agreement, and the recent 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Trustees and TA's Independent Directors, none of whom are trustees or directors of the other company and each special committee was represented by separate counsel.

        During 2010, 2009, and 2008, we recognized rental income of $190,019, $171,849, and $196,709, respectively, under our lease agreements with TA.

        At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. In addition, in connection with TA's spin off, TA entered a transaction agreement with us and RMR, the terms of which require that TA afford us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and that TA afford us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed under this agreement that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. Also, under this agreement TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA's assets and business. The transaction agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including TA, CWH, SNH, GOV and Five Star, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, but not TA. We understand that the other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. Mr. Kleifges, our Treasurer and Chief Financial Officer, also serves as Treasurer and Chief Financial Officer of GOV, which is a company to which RMR provides management services. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, TA, CWH, SNH, GOV and Five Star each currently own 14.29% of AIC, an Indiana insurance company. All of our Trustees and nearly all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        As of February 21, 2011, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010 and 2009, we recognized losses of $1 and $134, respectively, related to our investment in AIC.

        In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance of approximately $4,816 was paid in June 2010. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        The foregoing descriptions of our agreements with RMR, TA and AIC are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, TA and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, TA and AIC benefit us, and, in fact, provide us with competitive advantages in operating and growing our business. Nonetheless, because of our various relationships with RMR, TA and AIC it is possible that some investors may assert otherwise. For instance, a purported shareholder derivative action, described above in "Item 3—Litigation" has commenced against TA, its directors, us and RMR which alleges, among other matters, that the rent TA agreed to pay us under the TA No. 2 lease is too high and, as described above, we have recently agreed to settle this litigation to avoid the costs and risks associated with continuing this litigation.

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

        We have determined that each of our TRSs is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs' performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.

        We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRS that, unlike most of our subsidiaries, is generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRS and state and foreign income taxes incurred by us despite our tax status as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized only to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2005 through 2010 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

        As of December 31, 2010, we owned 289 hotels and 185 travel centers that are grouped into 13 operating agreements. Our hotels are managed by or leased to subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Crestline, Hyatt and Carlson under 11 agreements. Our 185 travel centers are leased to and operated by subsidiaries of TA under two agreements.

        The tables on the following pages summarize the key terms of our leases and management agreements as of December 31, 2010. The tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and RevPAR, for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers' and tenants' success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®(1)	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites®

Agreement Reference Name:	Marriott (No. 1)	Marriott (No. 2)	Marriott (No. 3)	Marriott (No. 4)	Marriott (No. 5)	InterContinental (No. 1)	InterContinental (No. 2)
Number of Properties:	53	18	34	19	1	31	76
Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220
Number of States:	24	14	14	14	1	16	29
Tenant:	Subsidiary of Host.(2)	Our TRS.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.
Investment (000s)(3):	$659,811	$247,882	$427,520	$274,222	$90,078	$436,708	$590,971
Security Deposit (000s):	$50,540	—	$10,083(4)	$8,309(5)	—	$36,872(6)	—(6)
End of Current Term:	2012	2020	2019	2015	2019	2031	2028
Renewal Options(7):	3 for 12 years each.(8)	2 for 15 years each	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s)(9):	$65,843	$24,770	$44,199	$28,509	$9,350	$37,882	$50,000
Additional Return:	—	50% of excess cash flow(10)	$711(11)	—	—	—	$10,000(11)
Percentage Return / Rent(12):	5.0% of revenues above 1994/95 revenues.	—	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage(13):
Year ended 12/31/10:	0.75x	0.68x	0.64x	0.69x	0.17x	0.74x	0.69x
Year ended 12/31/09:	0.88x	0.72x	0.69x	0.68x	-0.07x	0.75x	0.72x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	—	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.

(1)
Our lease with Host expired on December 31, 2010 and we returned the $17,220 security deposit to Host as required under the agreement. On January 1, 2011, we began leasing the hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott which expire in 2020.

(2)
In July 2010, Host notified us that the sublease between Host and a subsidiary of Crestline had been terminated as a result of the failure of the Crestline subsidiary to meet its contractual net worth requirements to us. The terms of our lease with Host for these hotels, including the annual minimum rent payable to us under the lease, did not change as a result of the sublease termination.

(3)
Represents historical cost of properties plus capital improvements funded by us and excludes impairment write downs and capital improvements made from FF&E reserves funded from hotel operations.

(4)
The original amount of this security deposit was $36,203. As of December 31, 2010, we have applied $26,120 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement. An additional $3,560 was applied in January and February 2011 to cover additional deficiencies in the minimum rent. As of February 21, 2011, the balance of this security deposit is $6,523.

(5)
The original amount of this security deposit was $28,508. As of December 31, 2010, we have applied $20,199 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement. An additional $1,770 was applied in January and February 2011 to cover additional deficiencies in the minimum rent and late charges. As of February 21, 2011, the balance of this security deposit is $6,539.

(6)
In addition to the limited guarantee, a single $36,872 deposit secures InterContinental's obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios. On January 25, 2011, we entered into an agreement with InterContinental providing that the deposit also secures InterContinental's obligations under the InterContinental No. 2 portfolio. On February 1, 2011 we applied $8,116 of the security deposit to cover deficiencies in the minimum return/rent paid by InterContinental for these agreements. As of February 21, 2011, the balance of this security deposit is $28,756.

(7)
Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(8)
In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term. Assuming no default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott, which expire in 2013.

(9)
Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(10)
The management agreement provides for an annual additional return payment to us equal to 50% of the available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees.

(11)
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

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites by Carlson®	TravelCenters of America	Petro Stopping Centers®	Total/ Range/ Average (all investments)

Agreement Reference Name:	InterContinental (No. 3)	InterContinental (No. 4)	Hyatt	Carlson	TA (No. 1)	TA (No. 2)	13
Number of Properties:	14(1)	10(2)	22	11	145	40	474
Number of Rooms / Suites:	4,139	2,937	2,724	2,096	—(3)	—	42,880(3)
Number of States:	7 plus Ontario and Puerto Rico.	5	14	7	39	25	44 plus Ontario and Puerto Rico.
Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	—
Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.	—
Investment (000s)(4):	$512,373	$254,876	$301,942	$202,251	$1,847,807	$705,506	$6,551,947
Security Deposit (000s):	$36,872(5)	$36,872(5)	—	—	—	—	$105,804
End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 15 years).
Renewal Options(6):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	N/A	2 for 15 years each.	—
Annual Minimum Return / Minimum Rent (000s)(7):	$44,258	$21,541	$22,037	$12,920	$170,094(8)	$66,177(8)	$597,580
Additional Return:	$3,458(9)	$1,750(9)	50% of cash flow in excess of minimum return.(10)	50% of cash flow in excess of minimum return.(10)	—	—	$15,919
Percentage Return / Rent(11):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and ..3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and ..3% of fuel revenues above 2012 revenues.(12)	—
Return / Rent Coverage(13)(14):
Year ended 12/31/10:	0.59x	0.34x	0.71x	0.59x	1.28x	1.15x	0.17x - 1.28x
Year ended 12/31/09:	0.68x	0.40x	0.72x	0.66x	1.12x	1.05x	-0.07x - 1.12x
Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.	—

(1)
We have decided to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® hotel in Hilton Head, SC and the Holiday Inn® hotel in Memphis, TN. Information provided in this table includes these hotels.

(2)
We have decided to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® and the Staybridge Suites® hotels in Dallas, TX. Information provided in this table includes these hotels.

(3)
Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.

(4)
Represents historical cost of properties plus capital improvements funded by us and excludes impairment write downs and capital improvements made from FF&E reserves funded from hotel operations.

(5)
In addition to the limited guaranty, a single $36,872 deposit secures InterContinental's obligations under the InterContinental No. 1, No. 3 and No. 4 portfolios. On January 25, 2011, we entered into an agreement with InterContinental providing that the deposit also secures InterContinental's obligations under the InterContinental No. 2 portfolio. On February 1, 2011 we applied $8,116 of the security deposit to cover deficiencies in the minimum return/rent paid by InterContinental for these agreements. As of February 21, 2011, the balance of this security deposit is $28,756.

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

(8)
Effective January 1, 2011, we entered a lease amendment with TA that reduced the minimum rent payable by TA to us under the TA No. 1 and TA No. 2 leases to $140,156 and $54,160, respectively. Under the amendment, the minimum rent payable by TA under the TA No. 1 leases increases to $145,223 on February 1, 2012. In addition to minimum rent, the amounts presented for the TA No. 1 lease includes approximately $4,953 of ground rent paid to us by TA in 2010.

(9)
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

(12)
On January 31, 2011, subject to approval by the Delaware Court Chancery of a settlement of litigation, we agreed to waive payment by TA of the first $2,500 of percentage rent due to us under this lease.

(13)
We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us.

(14)
TA rent coverage ratios were calculated based upon the contractual rent amounts due for the periods presented and do not reflect the effect of any rent deferral or lease amendment.

        The following tables summarize the operating statistics, including occupancy, ADR and RevPAR, reported to us by our hotel operators by management agreement or lease for the periods indicated:

Management Agreement/Lease	No. of Hotels	No. of Rooms/Suites	2010(1)	2009(1)	Change
ADR
InterContinental (no. 1)	31	3,844	$95.34	$101.15	(5.7)%
InterContinental (no. 2)	76	9,220	57.09	62.55	(8.7)%
InterContinental (no. 3)(2)	14	4,139	118.14	120.54	(2.0)%
InterContinental (no. 4)(3)	10	2,937	88.19	92.70	(4.9)%
Marriott (no. 1)	53	7,610	104.87	107.18	(2.2)%
Marriott (no. 2)	18	2,178	103.68	104.64	(0.9)%
Marriott (no. 3)	34	5,020	94.59	99.24	(4.7)%
Marriott (no. 4)	19	2,756	99.25	102.62	(3.3)%
Marriott (no. 5)	1	356	189.37	201.31	(5.9)%
Hyatt	22	2,724	83.35	89.14	(6.5)%
Carlson	11	2,096	83.55	86.22	(3.1)%

All hotels	289	42,880	$90.36	$94.91	(4.8)%
Occupancy
InterContinental (no. 1)	31	3,844	77.1%	69.8%	7.3pts
InterContinental (no. 2)	76	9,220	71.9%	63.2%	8.7pts
InterContinental (no. 3)(2)	14	4,139	73.8%	71.7%	2.1pts
InterContinental (no. 4)(3)	10	2,937	67.8%	62.5%	5.3pts
Marriott (no. 1)	53	7,610	61.8%	59.2%	2.6pts
Marriott (no. 2)	18	2,178	72.8%	69.5%	3.3pts
Marriott (no. 3)	34	5,020	65.1%	62.1%	3.0pts
Marriott (no. 4)	19	2,756	67.6%	62.9%	4.7pts
Marriott (no. 5)	1	356	82.5%	63.5%	19.0pts
Hyatt	22	2,724	77.0%	67.9%	9.1pts
Carlson	11	2,096	60.2%	57.0%	3.2pts

All hotels	289	42,880	69.3%	64.0%	5.3pts
RevPAR
InterContinental (no. 1)	31	3,844	$73.51	$70.60	4.1%
InterContinental (no. 2)	76	9,220	41.05	39.53	3.8%
InterContinental (no. 3)(2)	14	4,139	87.19	86.43	0.9%
InterContinental (no. 4)(3)	10	2,937	59.79	57.94	3.2%
Marriott (no. 1)	53	7,610	64.81	63.45	2.1%
Marriott (no. 2)	18	2,178	75.48	72.72	3.8%
Marriott (no. 3)	34	5,020	61.58	61.63	(0.1)%
Marriott (no. 4)	19	2,756	67.09	64.55	3.9%
Marriott (no. 5)	1	356	156.23	127.83	22.2%
Hyatt	22	2,724	64.18	60.53	6.0%
Carlson	11	2,096	50.30	49.15	2.3%

All hotels	289	42,880	$62.62	$60.74	3.1%

(1)
Includes data for the calendar year indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.

(2)
We have decided to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® hotel in Hilton Head, SC and the Holiday Inn® hotel in Memphis, TN. Information provided in this table includes these hotels.

(3)
We have decided to pursue the sale of two hotels included in this operating agreement: the Crowne Plaza® and the Staybridge Suites® hotels in Dallas, TX. Information provided in this table includes these hotels.

Seasonality

        Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, this seasonality is not expected to cause material fluctuations in our income or cash flow because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. If and as guarantees and security deposits which secure the minimum rents and returns due to us are exhausted our financial results may begin to reflect the seasonality of the industries in which our tenants and managers operate.

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers' or tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future; the decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Impact of Climate Change

        The ongoing political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us.

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

        As of December 31, 2010, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$100,829	6.850%	$6,907	2012		Semi-Annually
287,000	6.750%	19,373	2013		Semi-Annually
300,000	7.875%	23,625	2014		Semi-Annually
280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
79,054	3.800%	3,004	2027	(1)	Semi-Annually

$1,971,883		$124,909

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

        Except as described in the footnote to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of this debt will not affect our operating results. However, if we refinance these notes at maturity at interest rates which are 10% higher than shown above, our per annum interest cost would increase by approximately $12,491. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2010, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $35,572. Changes in the trading price of our common shares may also affect the fair value of our $79,054 of convertible senior notes.

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

        At December 31, 2010, we had one mortgage note payable, secured by one hotel, which has a principal balance of $3,383 and a fixed interest rate of 8.3%. On January 3, 2011, we repaid, without penalty, the remaining principal balance of this mortgage, plus accrued interest.

        Our revolving credit facility bears interest at floating rates and matures in October 2011. At December 31, 2010, we had $144,000 outstanding and $606,000 available to draw under our revolving credit facility. Repayments under this agreement may be made at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with changes in the outstanding amounts under our revolving credit facility. The following table presents the impact of a 10% change in interest rates would have on our annual floating rate interest expense as of December 31, 2010:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	0.82%	$144,000	$1,181
10% reduction	0.74%	144,000	1,066
10% increase	0.90%	144,000	1,296

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.hptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant common shares to our officers and other employees of our manager, RMR, under either our 1995 Share Award Plan, as amended, or our 2003 Share Award Plan, collectively referred to as the Award Plans. In addition, each of our trustees receives 2,000 shares per year as part of their annual compensation for serving as our trustees and such shares may be awarded under either of these plans. The 1995 Plan was approved by our sole shareholder prior to our spin off from CWH. The 2003 Plan was approved by our Board of Trustees. The terms of grants made under the Award Plans are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1995 Plan)	None.	None.	2,514,322	(1)
Equity compensation plans not approved by security holders (2003 Plan)	None.	None.	2,514,322	(1)
Total	None.	None.	2,514,322	(1)

(1)
Pursuant to the terms of the Award Plans, in no event shall the aggregate combined number of shares issued under both plans combined exceed 3,128,791; 2,514,322 represents the combined total shares available under both plans on December 31, 2010. Since the Award Plans were established, 614,469 share awards have been granted. When share awards are granted under either Award Plan, it reduces the aggregate combined number of shares available under both plans.

        Payments by us to RMR are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

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

(b) Exhibits

3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2010.)
3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
3.3	Articles Supplementary dated as of May 16, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
3.4	Articles Supplementary dated as of December 9, 2002. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
3.5	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2007.)
3.6	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
3.7	Amended and Restated Bylaws of the Company, as of January 13, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.3	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
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
4.6
Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, relating to the Company's 6 3/4% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
4.7
Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company's 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 2005.)
4.8
Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company's 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.9	Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company's 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
4.10
Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company's 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2007.)
4.11
Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company's 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
4.12
Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to the Company's 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
4.13
Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2007.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Amended and Restated Business Management Agreement, dated as of January 13, 2010, among the Company, Reit Management & Research LLC, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
10.2	First Amendment to Amended and Restated Business Management Agreement, dated as of December 16, 2010.(+) (Filed herewith.)
10.3
Amended and Restated Property Management Agreement, dated as of January 13, 2010, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
10.4	First Amendment to Amended and Restated Property Management Agreement, dated as of December 16, 2010.(+) (Filed herewith.)
10.5	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2010.)
10.6	The Company's 1995 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)
10.7
Amendment to the Company's 1995 Incentive Share Award Plan effective as of May 30, 2003.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.8	The Company's 2003 Incentive Share Award Plan effective as of May 30, 2003.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.9	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)

10.10	Representative form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.11
Amended and Restated Credit Agreement, dated as of May 23, 2005, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.12
First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2006, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 22, 2006.)
10.13
Second Amendment to Amended and Restated Credit Agreement, dated as of January 12, 2007, among the Company, Wachovia Bank, National Association, as Agent, and the additional agents, arrangers and financial institutions signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 22, 2007.)
10.14
Master Lease Agreement, dated as of April 30, 1999, among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.15
Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.16
Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.17
Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2007.)
10.18
First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2008.)
10.19
Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.20
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2007.)
10.21
First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.22	Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008.)
10.23
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011.)
10.24
Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
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
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited Hospitality Properties Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Hospitality Properties Trust and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2011

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2010	2009
Assets
Real estate properties:
Land	$1,377,074	$1,392,472
Buildings, improvements and equipment	4,882,073	5,074,660

	6,259,147	6,467,132
Accumulated depreciation	(1,370,592)	(1,260,624)

	4,888,555	5,206,508
Cash and cash equivalents	4,882	130,399
Restricted cash (FF&E escrow)	80,621	25,083
Other assets, net	218,228	186,380

	$5,192,286	$5,548,370

Liabilities and Shareholders' Equity
Revolving credit facility	$144,000	$—
Senior notes, net of discounts	1,886,356	1,934,818
Convertible senior notes, net of discount	77,484	255,269
Mortgage payable	3,383	3,474
Security deposits	105,859	151,587
Accounts payable and other liabilities	107,297	103,678
Due to affiliate	2,912	2,859
Dividends payable	4,754	4,754

Total liabilities	2,332,045	2,456,439

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest; $0.01 par value;
150,000,000 shares authorized, 123,444,235 and 123,380,335 shares issued and outstanding, respectively	1,234	1,234
Additional paid-in capital	3,462,169	3,462,209
Cumulative net income	2,042,513	2,021,162
Cumulative other comprehensive income	2,231	3,230
Cumulative preferred distributions	(183,401)	(153,521)
Cumulative common distributions	(2,854,644)	(2,632,522)

Total shareholders' equity	2,860,241	3,091,931

	$5,192,286	$5,548,370

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Hotel operating revenues	$736,363	$715,615	$899,474
Rental income:
Minimum rent	325,321	301,058	322,949
Percentage rent	1,450	1,426	5,102

	326,771	302,484	328,051
FF&E reserve income	22,354	18,934	23,837

Total revenues	1,085,488	1,037,033	1,251,362

Expenses:
Hotel operating expenses	477,595	460,869	620,008
Depreciation and amortization	238,089	245,868	239,166
General and administrative	38,961	39,526	37,751

Total expenses	754,645	746,263	896,925

Operating income	330,843	290,770	354,437
Interest income	260	214	1,312
Interest expense (including amortization of deferred financing costs and debt discounts of $7,123, $11,046 and $13,726, respectively)	(138,712)	(143,410)	(156,844)
Gain (loss) on extinguishment of debt	(6,720)	51,097	—
Loss on asset impairment, net	(163,681)	—	(53,225)
Equity in losses of an investee	(1)	(134)	—
Gain on sale of real estate, net	—	—	114
Reserve for straight line rent receivable	—	—	(19,613)

Income before income taxes	21,989	198,537	126,181
Income tax expense	(638)	(5,196)	(1,846)

Net income	21,351	193,341	124,335
Preferred distributions	(29,880)	(29,880)	(29,880)

Net income (loss) available for common shareholders	$(8,529)	$163,461	$94,455

Weighted average common shares outstanding	123,403	107,984	93,944

Basic and diluted earnings (losses) per common share:
Net income (loss) available for common shareholders	$(0.07)	$1.51	$1.01

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series B		Series C
											Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2007	3,450,000	$83,306	12,700,000	$306,833	$(93,761)	93,892,719	$939	$(2,270,843)	$3,091,694	$1,703,486	$—	$2,821,654
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	124,335	—	124,335
Unrealized loss on TA common stock	—	—	—	—	—	—	—	—	—	—	(511)	(511)

Total comprehensive income												$123,824

Common share grants	—	—	—	—	—	98,916	1	—	2,133	—	—	2,134
Distributions	—	—	—	—	(29,880)	—	—	(289,305)	—	—	—	(319,185)

Balance at December 31, 2008	3,450,000	83,306	12,700,000	306,833	(123,641)	93,991,635	940	(2,560,148)	3,093,827	1,827,821	(511)	2,628,427
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	193,341	—	193,341
Unrealized gain on TA common stock	—	—	—	—	—	—	—	—	—	—	3,741	3,741

Total comprehensive income												$197,082

Issuance of shares, net	—	—	—	—	—	29,325,000	293	—	372,761	—	—	373,054
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(5,002)	—	—	(5,002)
Common share grants	—	—	—	—	—	63,700	1	—	623	—	—	624
Distributions	—	—	—	—	(29,880)	—	—	(72,374)	—	—	—	(102,254)

Balance at December 31, 2009	3,450,000	83,306	12,700,000	306,833	$(153,521)	123,380,335	$1,234	(2,632,522)	3,462,209	2,021,162	3,230	3,091,931
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	21,351	—	21,351
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(999)	(999)

Total comprehensive income												$20,352

Common share grants	—	—	—	—	—	63,900	—	—	1,018	—	—	1,018
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Distributions	—	—	—	—	(29,880)	—	—	(222,122)	—	—	—	(252,002)

Balance at December 31, 2010	3,450,000	$83,306	12,700,000	$306,833	$(183,401)	123,444,235	$1,234	$(2,854,644)	$3,462,169	$2,042,513	$2,231	$2,860,241

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$21,351	$193,341	$124,335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	238,089	245,868	239,166
Amortization of deferred financing costs and debt discounts as interest	7,123	11,046	13,726
Straight line rental income	—	—	(3,780)
Reserve for straight line rent receivable	—	—	19,613
Security deposits applied to payment shortfalls	(28,508)	(17,813)	—
FF&E reserve income and deposits	(58,944)	(49,218)	(63,047)
Gain on sale of real estate, net	—	—	(114)
(Gain) loss on extinguishment of debt	6,720	(51,097)	—
Loss on asset impairment, net	163,681	—	53,225
Equity in losses of an investee	1	134	—
Other non-cash (income) expense, net	(2,587)	(2,241)	(992)
Changes in assets and liabilities:
Decrease (increase) in other assets	(1,111)	1,297	5,676
Decrease in accounts payable and other	(4,424)	(11,048)	(10,767)
Increase (decrease) in due to affiliate	53	(153)	(1,605)

Cash provided by operating activities	341,444	320,116	375,436

Cash Flows From Investing Activities:
Real estate acquisitions and improvements	(7,091)	(9,807)	(127,133)
FF&E reserve fundings	(97,816)	(63,390)	(34,001)
Refund of security deposit	(17,220)	—	—
Investment in Affiliates Insurance Company	(76)	(5,134)	—
Net proceeds from sale of real estate	—	—	15,969

Cash used in investing activities	(122,203)	(78,331)	(145,165)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares, net	—	373,056	—
Issuance of senior notes, net of discount	—	296,961	—
Repurchase of convertible senior notes	(185,626)	(258,102)	—
Repurchase of senior notes	—	(45,239)	—
Repayment of senior notes	(50,000)	—	(150,000)
Draws on revolving credit facility	298,000	389,000	598,000
Repayments of revolving credit facility	(154,000)	(785,000)	(360,000)
Deferred finance costs incurred	(1,130)	(2,258)	(37)
Distributions to preferred shareholders	(29,880)	(29,880)	(29,880)
Distributions to common shareholders	(222,122)	(72,374)	(289,305)

Cash used in financing activities	(344,758)	(133,836)	(231,222)

Increase (decrease) in cash and cash equivalents	(125,517)	107,949	(951)
Cash and cash equivalents at beginning of year	130,399	22,450	23,401

Cash and cash equivalents at end of year	$4,882	$130,399	$22,450

Supplemental Information:
Cash paid for interest	$135,929	$127,869	$141,813
Cash paid for income taxes	1,553	6,055	3,897
Non-cash investing activities:
Property managers deposits in FF&E reserve	$60,631	$51,143	$71,760
Property managers' purchases of fixed assets with FF&E reserve	(102,909)	(78,433)	(101,869)
Non-cash financing activities:
Issuance of common shares	1,018	624	2,134

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

(dollars in thousands, except per share data)

1. Organization

        Hospitality Properties Trust, or HPT, we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2010, HPT, directly and through subsidiaries, owned 289 hotels and 185 travel centers.

        At December 31, 2010, our properties were leased or operated by subsidiaries of the following companies: Host Hotels & Resorts, Inc., or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group PLC, or InterContinental; Barceló Crestline Corporation, or Barceló Crestline; Hyatt Hotels Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and TravelCenters of America LLC, or TA. Hereinafter these hotel and travel center operators are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

        Consolidation.    These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated. Reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

        We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs' performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.

        Real Estate Properties.    We record real estate properties at cost less impairments, if any. We record the cost of real estate acquired at the fair value of building, land, furniture, fixtures and equipment, and, if applicable, in place leases, above or below market leases and customer relationships. We allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill. We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease.

        We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. In connection with our decision to pursue the

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

sale of three hotels, we recorded a $16,384 loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value. In performing our periodic evaluation of real estate assets for impairment during the fourth quarter of 2010, we revised our assumptions regarding our expected ownership period for 53 of our hotels because we are considering selling these hotels as part of our negotiations with both Marriott and InterContinental (see Note 4). As a result of this change, we recorded a $157,205, or $1.27 per share, loss on asset impairment in the fourth quarter of 2010 to reduce the carrying value of 45 of these 53 hotels to their estimated fair value. See Note 12 for further information regarding these hotels.

        Intangible Assets and Liabilities.    Intangible assets consist of acquired trademarks and tradenames and below market ground leases. Intangible liabilities consist of acquired above market ground leases. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in the accompanying consolidated balance sheets.

        At December 31, 2010 and 2009, our intangible assets and liabilities were as follows:

	As of December 31,
	2010	2009
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $19,027 and $16,855, respectively	30,050	32,222

	$119,425	$121,597

Liabilities:
Above market ground leases, net of accumulated amortization of $4,816 and $4,090, respectively	$5,834	$6,560

        We amortize above and below market ground leases on a straight line basis over the term of the lease (20 and 13 years on a weighted average basis for intangible assets and liabilities, respectively). For the years ended December 31, 2010, 2009 and 2008, amortization relating to intangible assets was $2,172, $2,171 and $2,284, respectively, and amortization relating to intangible liabilities was $726, $734

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

and $827, respectively. As of December 31, 2010, we project future amortization expense relating to above and below market ground leases as follows:

	Intangible Assets	Intangible Liabilities
2011	$2,170	$(726)
2012	2,170	(695)
2013	2,170	(653)
2014	2,170	(653)
2015	2,170	(653)
Thereafter	19,200	(2,454)

	$30,050	$(5,834)

        We do not amortize our indefinite lived trademarks and tradenames, but we review the assets at least annually for impairment and reassess their classification as indefinite lived assets. In addition, we regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in value. We determine the amount of an impairment loss by comparing the historical carrying value of the intangible asset to its estimated fair value. The significant increase in the price of diesel fuel during the first half of 2008 and the concurrent economic downturn were material changes in the market conditions in which our travel centers are operated. As a result, during the second quarter of 2008, we evaluated our trademarks and tradenames for impairment and recorded a $53,225 loss on asset impairment to write down those assets to their estimated fair market value.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

        Restricted Cash.    Restricted cash, or FF&E reserve escrows, consists of amounts escrowed to fund periodic renovations and improvements at our hotels.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $9,101 and $12,902 at December 31, 2010 and 2009, respectively, net of accumulated amortization of $26,933 and $21,999, respectively, and are included in other assets, net, in the accompanying consolidated balance sheets. We expect that future amortization of deferred financing fees with respect to our loans as of December 31, 2010 will be approximately $2,971 in 2011, $1,768 in 2012, $1,427 in 2013, $1,225 in 2014 $756 in 2015 and $954, thereafter.

        Revenue Recognition.    We report hotel operating revenues for managed hotels in our consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room, food and beverage sales when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no additional returns in 2010 or 2009, and $14,930 in 2008.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

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

        We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had percentage rental income of $1,450, $1,426 and $5,102 in 2010, 2009 and 2008, respectively.

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

        Use of Estimates.    The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment.

        Segment Information.    As of December 31, 2010, we have two reportable business segments: hotel and travel center real estate investments.

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

        The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2005 through 2010 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Cumulative Other Comprehensive Income.    Cumulative other comprehensive income consists of the unrealized gains on TA common shares we own and our share of Affiliates Insurance Company, or AIC's, comprehensive income. See Note 8 for a description of these investments.

        New Accounting Pronouncements.    Effective January 1, 2010, we adopted the updated Consolidation Topic of the Codification that requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The previous standard required reconsideration of whether an enterprise is the primary beneficiary of a VIE only when specific events occurred. This Topic was updated to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE and amended certain guidance for determining whether an entity is a VIE. The implementation of this guidance did not change our determination that each of our TRSs is a VIE that we must consolidate.

        In January 2010, the FASB issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update was effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010. The implementation of this update did not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

3. Shareholders' Equity

        We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of the 1995 Incentive Share Award Plan and the 2003 Incentive Share Award Plan, collectively referred to as the Award Plans. During the years ended December 31, 2010, 2009 and 2008, we awarded 53,900 common shares with an aggregate market value of $1,186, 52,700 common shares with an aggregate market value of $1,089 and 31,125 common shares with an aggregate market value of $640, respectively, to our officers and certain employees of our manager Reit Management & Research LLC, or RMR, pursuant to these plans. In addition, we awarded each of our trustees 2,000 common shares in 2010 with an aggregate market value of $260 ($52 per trustee), 2,000 common shares each in 2009 with an aggregate value of $127 ($25.4 per trustee) and 1,000 common shares in 2008 with an aggregate value of $160 ($32 per trustee), as part of their annual fees. The shares awarded to our trustees vest immediately. The shares awarded to our officers and certain employees of our manager vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and are included in general and administrative expense in the accompanying consolidated statements of income. At December 31, 2010, 2,514,322 of our common shares remain reserved for issuance under the Award Plans.

        Each of our 3,450,000 Series B cumulative redeemable preferred shares has a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

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

        Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2010, 2009 and 2008, were $1.80 per share, $0.00 per share and $3.08 per share, respectively.

4. Management Agreements and Leases

        As of December 31, 2010, we owned 289 hotels and 185 travel centers which are included in one of 13 operating agreements. We do not operate any of our properties.

        Our lease with a subsidiary of Host for 18 hotels which we have historically referred to as our Marriott No. 2 contract expired on December 31, 2010. As required upon expiration of the agreement, we returned the $17,220 security deposit to Host. On January 1, 2011, we began leasing these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott.

        As of January 1, 2011, 215 of our hotels are leased to our TRSs and managed by an independent hotel operating company and 74 are leased to third parties. Our hotel properties are managed by or leased to separate subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Barceló Crestline, Hyatt, and Carlson under 11 agreements. Our hotel agreements have initial terms expiring between 2012 and 2031. Each of these agreements is for between 1 and 76 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 40 years. Each agreement generally requires the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents (one agreement for a portfolio of 18 hotels requires our manager to pay us a fixed minimum return only if the cash flow available for distribution, as defined, is sufficient); (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; (3) make payments to us of percentage returns or rent of 5% to 10% of increases in gross hotel revenues over threshold amounts and/or, in certain circumstances, make payments to our TRSs of additional returns based on increases in hotel operating income. Some of the third party managers or tenants have provided deposits or guarantees to secure their obligation to pay us.

        Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 145 travel centers expires in 2022. Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options. Both of these leases require TA to: (1) make payments to us of minimum rents; and (2) pay us 3% of non-fuel revenue and 0.3% of fuel revenues over threshold amounts to be established in 2011 and 2012, respectively, and (3) maintain the leased travel centers, including structural and non-structural components. TA has guaranteed its subsidiary tenants'

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

obligations under the leases. We recorded aggregate rent of $190,019 in 2010, $171,849 in 2009 and $196,709 in 2008 under our leases with TA. As of December 31, 2010, 2009 and 2008, we had accruals for unpaid amounts of $15,725, $13,954 and $13,614, respectively, owed to us by TA, excluding any deferred rents. TA accrued $60,000, $60,000 and $30,000 of deferred rent in 2010, 2009 and 2008, respectively, under a rent deferral agreement with us dated August 11, 2008. We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA. Under the terms of the deferral agreement, interest began to accrue on deferred amounts outstanding on January 1, 2010, at 1% per month, and we received and recorded $14,100, or $0.11 per share, of income during 2010; these payments have been reflected as rental income in our consolidated statements of income in accordance with GAAP. As of December 31, 2010, TA had deferred $150,000 of rent due to us, the maximum amount permitted under the deferral agreement. Our agreement with TA required TA to pay us the entire deferred balance due on or before July 1, 2011.

        On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA. The amended terms are as follows:

  •
  Our lease for 145 travel centers (which we have historically referred to as TA No. 1) was modified effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year. The rent will increase to $140,139 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.

  •
  Our lease for 40 travel centers (which we have historically referred to as TA No. 2) was modified effective January 1, 2011, so that the minimum rent is reduced from $66,177/year to $54,160/year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount; and the first $2,500 of percentage rent shall be waived provided the settlement of certain litigation pending against us, TA and others is approved.

  •
  The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024. These deferred rent amounts will become due and interest may accrue in certain circumstances set forth in the amendment agreement, including a change in control of TA.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

        As of December 31, 2010, as adjusted to reflect the effects of the January 31, 2011 Amendment Agreement with TA, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining current terms as follows:

2011	$555,624
2012	560,265
2013	494,619
2014	494,421
2015	494,266
Thereafter	4,663,949

Total	$7,263,144

        As of December 31, 2010, the average remaining current terms of our leases and management agreements, weighted based on minimum returns or rents from parties other than our TRSs, was approximately 12.4 years.

        During the twelve months ended December 31, 2010, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and Crestline.

        During the twelve months ended December 31, 2010, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,508 (which we have historically referred to as our Marriott No. 4 contract) were $16,902 and $11,605, respectively, less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies. Also, during the period between December 31, 2010 and February 21, 2011, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $3,560 and $1,770, respectively, and we applied the security deposits we hold to cover these amounts. As of February 17, 2011, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $6,523 and $6,539, respectively. At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. In the absence of agreements modifying the current contract terms among Marriott, Crestline and us, we expect the security deposits we hold from Marriott and Crestline may be fully utilized to cover cash shortfalls in payments we currently expect to receive under these contracts during 2011. We have entered into negotiations with Marriott to modify the agreements covering these hotels and the management agreement covering its 18 Residence Inn hotels (which we have historically referred to as our Marriott No. 2 agreement). Although we intend to pursue these negotiations, there can be no assurance that any agreement will be reached.

        As of December 31, 2010, the remaining availability under the $125,000 guarantee securing InterContinental's obligations under its four operating agreements with us had been reduced to $6,685. In January 2011, the guarantee became fully exhausted. On February 1, 2011, the payments we received

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

under our four operating agreements with InterContinental (which require annual minimum returns/rents of $153,681), were $8,116 less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. At February 17, 2011, the remaining balance of the security deposit we hold for these InterContinental agreements was $28,756. At this time, we expect that InterContinental will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts. In the absence of an agreement or other actions modifying the contractual terms between us and InterContinental, we believe the security deposit we hold from InterContinental may approximate the 2011 shortfall of the payments we expect to receive compared to the minimum payments due to us under these contracts. We have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels. During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, providing that the $36,875 security deposit we hold will secure InterContinental's obligations under all four operating agreements; previously, the security deposit secured InterContinental's obligations under three of the agreements. Although we intend to pursue further negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

        As of February 17, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, these deposits are not escrowed and reducing the security deposits does not result in cash flow to us of the deficiency amounts. Reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits. Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

        In July 2010, Host notified us that the sublease between Host and Crestline for the 53 hotels under our Marriott No. 1 contract had been terminated as a result of the Crestline subtenant's failure to maintain the minimum net worth required by our agreement. The terms of our lease with Host for these hotels, including the annual minimum rent payable to us under the lease, did not change as a result of the sublease termination.

        In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract. In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott which expires in 2013.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

4. Management Agreements and Leases (Continued)

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the twelve months ended December 31, 2010, we funded $97,816 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our Marriott No. 1 and No. 2 agreements using cash on hand and borrowings under our revolving credit facility. We expect to fund approximately $25,000 for improvements to these Marriott hotels during 2011 with funds from our existing cash balances or borrowings under our revolving credit facility. As described above, we have entered into negotiations with Marriott and InterContinental to modify certain of our hotel operating agreements. These negotiations may result in our agreement to fund certain capital improvements to the hotels included in these agreements.

        In May 2008, we entered into an amendment to our lease with TA for 145 travel centers. The historical lease provided for our purchase from TA of a total of $125,000 of specified capital improvements to the leased travel centers during the first five years of the term, and that these purchases were limited to $25,000 per year. The amendment provided that TA may accelerate our purchase of the specified capital improvements. In the event that TA sold us capital improvements before the time contractually required by the original lease terms, our purchase commitment amount was discounted to reflect the accelerated disbursement of funds by us according to a present value formula established in the amendment. We purchased from TA an aggregate of $7,015 of capital improvements in 2010, an aggregate of $8,466 in 2009 and an aggregate of $77,393 in 2008. As of December 31, 2010, we have fulfilled our purchase commitment under this lease.

        We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. We are amortizing the $44,281 balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $23,617 at December 31, 2010, is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt. We expect that future amortization of the retained deposits and the value of other property as of December 31, 2010 will be approximately $2,952 in 2011, $2,952 in 2012, $2,952 in 2013, $2,952 in 2014, $2,952 in 2015 and $8,857 thereafter.

5. Real Estate Properties

        Our real estate properties, at cost after impairments, consisted of land of $1,377,074, buildings and improvements of $4,419,799 and furniture, fixtures and equipment of $462,274, as of December 31, 2010; and land of $1,392,472, buildings and improvements of $4,546,106 and furniture, fixtures and equipment of $528,554 as of December 31, 2009.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

5. Real Estate Properties (Continued)

        During 2010, 2009 and 2008, we invested $97,816, $63,390 and $34,001, respectively, in certain of our properties that are leased to or managed by others, which resulted in increases in our contractual annual minimum returns and rents of $9,782, $5,627 and $3,257 in 2010, 2009 and 2008, respectively.

        At December 31, 2010, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 25 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents ranging from approximately $128 to $610 per year; future rents under two ground leases have been pre-paid. Twenty of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from 8 to 40 years with rents ranging from approximately $3 to $2,007 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

6. Indebtedness

        At December 31, 2010 and 2009, our indebtedness was as follows:

	As of December 31,
	2010	2009
Senior Notes, due 2010 at 9.125%	$—	$50,000
Senior Notes, due 2012 at 6.85%	100,829	100,829
Senior Notes, due 2013 at 6.75%	287,000	287,000
Senior Notes, due 2014 at 7.875%	300,000	300,000
Senior Notes, due 2015 at 5.125%	280,000	280,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Convertible Senior Notes, due 2027 at 3.8%	79,054	264,750
Unamortized discounts	(8,043)	(17,492)

Total unsecured senior notes	1,963,840	2,190,087
Unsecured revolving credit facility	144,000	—
Mortgage Note, due 2011 at 8.3%	3,383	3,474

	$2,111,223	$2,193,561

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

        During the twelve months ended December 31, 2010, we purchased an aggregate of $185,696 of our 3.8% convertible senior notes due 2027 at a total cost of $185,626, excluding accrued interest, and recognized a $6,720 loss on extinguishment of debt, which includes unamortized discount and issuance costs of $7,260 and $588 of transaction costs, net of $1,058, representing the equity component of the notes.

        We have $79,054 of 3.8% convertible senior notes due 2027 still outstanding. The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to purchase all or a portion of the notes on March 20, 2012, March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

        We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected term of the debt assuming holders exercise their put option on March 20, 2012.

  •
  The net carrying amount of our 3.8% convertible senior notes due 2027 was $77,484 and $255,269 as of December 31, 2010 and 2009, respectively.

  •
  The unamortized discount on the notes was $1,570 and $9,481 as of December 31, 2010 and 2009, respectively. The unamortized discount is being amortized through March 15, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

  •
  Interest expense for the years ended December 31, 2010, 2009 and 2008 was increased by non-cash amortization of $2,602, or $0.02 per share, $6,864, or $0.06 per share, and $9,660, or $0.10 per share, respectively.

  •
  During 2010, our purchase of $185,696 of the notes reduced the equity component attributable to the conversion feature of the notes by $1,058. The equity component of the notes as of December 31, 2010 is $37,710.

        We have a $750,000, interest only, unsecured revolving credit facility with a group of institutional lenders. In September 2010, we exercised our option to extend the final maturity date of our credit facility by one year to October 24, 2011, upon payment of a $1,125 extension fee. Funds may be drawn, repaid and redrawn until maturity, and no principal payment is due until maturity. The interest rate on drawings under the credit facility is LIBOR plus a spread. As of December 31, 2010, we had $144,000 outstanding under our revolving credit facility and $606,000 available to be drawn for acquisitions and general business purposes. During 2010, 2009 and 2008, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 0.9%, 1.0% and 3.3%, respectively.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

        Our revolving credit facility agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants during the periods presented.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2010, are as follows:

2011	$147,383	(1)(2)
2012	100,829
2013	287,000
2014	300,000
2015	280,000
Thereafter	1,004,054	(3)

	$2,119,266

(1)
On January 3, 2011, we repaid without penalty our 8.3% mortgage note payable, which had a principal balance of $3,383 plus accrued interest.

(2)
Includes the $144,000 outstanding on our $750 million revolving credit facility at December 31, 2010.

(3)
Includes our $79,054 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

7. Income Taxes

        Our provision for income taxes consists of the following:

		For the years ended December 31,
		2010	2009	2008
Current—	Federal	$—	$600	$—
	State	928	4,529	1,586
	Foreign	(106)	140	410

		822	5,269	1,996

Deferred—	Federal	—	—	—
	State	—	—	—
	Foreign	(184)	(73)	(150)

		(184)	(73)	(150)

	Income tax provision	$638	$5,196	$1,846

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the year ended December 31,
	2010	2009	2008
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	0.2%	5.4%	4.6%
Alternative Minimum Tax	0.0%	0.3%	0.0%
Foreign taxes	(0.2)%	(0.2)%	(1.3)%
Change in valuation allowance	6.1%	(1.4)%	3.5%
Other differences, net	(5.7)%	(1.4)%	(5.4)%

Effective tax rate	0.4%	2.7%	1.4%

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the year ended December 31,
	2010	2009
Deferred tax assets:
Tax credits	$11,193	$11,995
Tax loss carry forwards	78,248	70,763
Other	2,874	2,754

	92,315	85,512
Valuation allowance	(92,068)	(85,396)

	247	116

Deferred tax liabilities:
Puerto Rico basis difference	(9,216)	(9,270)

	(9,216)	(9,270)

Net deferred tax liabilities	$(8,969)	$(9,154)

        Deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

        At December 31, 2010 and 2009, we had a deferred tax liability related to the hotel we purchased in Puerto Rico. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation's tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated as the successor to the acquired corporation's federal income tax attributes, including its adjusted tax bases. Because we opted not to make a similar election under Puerto Rico tax law, we recorded in purchase accounting a deferred tax liability for these basis differences at our effective Puerto Rico tax rate.

        On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2010 and 2009, we had a net deferred tax asset, prior to any valuation allowance, of $67,973 and $65,846, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2010 and 2009. As of December 31, 2010, these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $139,602 which begin to expire in 2026, if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,600 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

        At December 31, 2010 and 2009, our consolidated TRS Group had a net deferred tax asset, prior to any valuation allowance, of $23,430 and $17,951, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2010 and 2009. As of December 31, 2010, our consolidated TRS Group had net operating loss carryforwards for federal income tax purposes of approximately $60,582 which begin to expire in 2023, if unused.

8. Related Person Transactions

        We have no employees. We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement to operate one office building which we acquired in connection with an adjacent hotel. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the agreement, up to the first $250,000 of such investments and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our cash available for distribution per share, as defined in the business management agreement. The incentive fee is paid in our common shares. Our property management agreement with RMR provides for management fees relating to the office building equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Aggregate fees earned by RMR from us, excluding incentive fees, for the years ended 2010, 2009 and 2008 were $33,229, $32,950 and $32,468, respectively. No incentive fees were earned by RMR in 2010, 2009 or 2008. RMR also provides the internal audit function for us and for other companies to which it provides management services. Our audit committee appoints our director of internal audit, and our compensation committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs of providing that function for 2010, 2009 and 2008 were $213, $220 and $222, respectively, which amounts are in addition to the aggregate fees to RMR described above.

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

        TA was formerly our wholly owned subsidiary and it became a public company in a spin off transaction in 2007. As of December 31, 2010, we owned 1,540,000 common shares of TA (approximately 8.5% of its total shares outstanding). As further described in Note 4 above, we lease our travel centers to TA. In addition, as described in Note 9, we entered into a rent deferral agreement with TA in August 2008 and we entered a lease amendment agreement with TA in January 2011.

        RMR provides management services to us and to TA. RMR is beneficially owned by Barry M. Portnoy and Adam D. Portnoy, who are our Managing Trustees. Each of our executive officers is also an officer of RMR. All transactions between us and RMR are approved by our compensation

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

committee, which is composed of our Independent Trustees. Our leases with TA and the matters affecting those leases were approved by our trustees who we consider to be independent of TA and RMR and by TA's directors who we consider to be independent of us and RMR. Nevertheless, because of our historical and existing relationships with TA and RMR, our dealings with TA and RMR should be considered related person transactions involving potential conflicts of interest.

        As of December 31, 2010, we have invested $5,209 in AIC, concurrently with RMR and other companies to which RMR provides management services. All of our trustees are currently serving on the board of directors of AIC. At December 31, 2010, we owned approximately 14.29% of AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC. This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $5,077 and $5,000 as of December 31, 2010 and 2009, respectively. During the twelve months ended December 31, 2010, we invested an additional $76, in AIC. During the twelve months ended December 31, 2010 and 2009, we recognized losses of $1 and $134, respectively, related to this investment. In June 2010, we, RMR and other companies to which RMR provides management services, purchased property insurance pursuant to an insurance program arranged by AIC. Our annual premium for this property insurance of $4,816 was paid in June 2010. We are currently investigating the possibilities to expand our insurance relationships with AIC to include property insurance for additional properties we own and other types of insurance.

        For more information about our related person transactions, including our dealings with TA, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see the sections captioned "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions" elsewhere in this Annual Report on Form 10-K.

9. Concentration

Geographic Concentration

        At December 31, 2010, our 474 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 6% and 12% of our properties, by investment, were located in each of California, Texas and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

Credit Concentration

        All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each management or lease agreement is shown

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

9. Concentration (Continued)

below, as of December 31, 2010, as adjusted to reflect the effects of the January 31, 2011 amendment Agreement with TA.

Agreement Reference Name	Number of Properties	Minimum Return / Minimum Rent	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$65,843	12%	$659,811	10%
Marriott (No. 2)	18	24,770	4%	247,882	4%
Marriott (No. 3)	34	44,199	8%	427,520	7%
Marriott (No. 4)	19	28,509	5%	274,222	4%
Marriott (No. 5)	1	9,350	2%	90,078	1%
InterContinental (No. 1)	31	37,882	7%	436,708	6%
InterContinental (No. 2)	76	50,000	9%	590,971	9%
InterContinental (No. 3)	14	44,258	8%	512,373	8%
InterContinental (No. 4)	10	21,541	4%	254,876	4%
Hyatt	22	22,037	4%	301,942	5%
Carlson	11	12,920	2%	202,251	3%
TA (No. 1)(2)	145	140,156	25%	1,847,807	28%
TA (No. 2)	40	54,160	10%	705,506	11%

Total	474	$555,625	100%	$6,551,947	100%

(1)
Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.

(2)
In addition to minimum rents, the minimum rent amount for the TA No. 1 lease includes approximately $5,017 of ground rent due to us from TA in 2011.

        Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($25,263 remaining at December 31, 2010). The guarantee provided by Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($30,306 remaining at December 31, 2010). The combined guarantee provided by InterContinental, for the 131 hotels managed or leased by InterContinental is limited to $125,000 ($6,685 remaining at December 31, 2010) and will expire if and when the hotels achieve stipulated operating results. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 contract) is unlimited and does not expire.

        Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2010, we hold security deposits for our 53 hotels leased by Host ($50,540), 34 hotels managed by Marriott ($10,083), 19 hotels leased by Barceló Crestline ($8,309) and 55 hotels managed or leased by InterContinental ($36,872).

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

9. Concentration (Continued)

        Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $85,592 and $75,205, less than the minimum returns due to us in 2010 and 2009, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or in the case of our Marriott No. 3 agreement, applied from the security deposit we hold. All of our managed hotels generated net operating results above the minimum returns due to us in 2008.

Significant Tenant

        TA is the lessee of 39% of our investments, at cost, as of December 31, 2010. The following table presents summary audited financial information for TA for its fiscal year ended December 31, 2010, as reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Summary Audited Financial Information of TravelCenters of America LLC and
TravelCenters of America, Inc.
(in thousands)

	TA
	Year Ended December 31,
	2010	2009	2008
Operations
Total revenues	$5,962,481	$4,699,820	$7,658,379
Total cost of goods sold	5,019,630	3,822,277	6,678,206
Net loss	(65,571)	(89,874)	(40,201)
Cash Flows
Net cash provided by operating activities	28,305	52,708	79,453
Net cash used in investing activities	(58,584)	(42,644)	(87,480)
Net cash provided by financing activities	—	—	4,801
Net increase (decrease) in cash	(30,236)	10,116	(3,360)
Cash and cash equivalents at the beginning of the period	155,632	145,516	148,876
Cash and cash equivalents at the end of the period	125,396	155,632	145,516
Financial Position
Current assets	402,176	410,598	409,007
Noncurrent assets	491,913	474,762	480,790
Current liabilities	237,009	219,685	200,951
Noncurrent liabilities	405,775	350,922	286,519
Total shareholders' equity	251,305	314,753	402,327

        The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission. References in these financial statements to

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

9. Concentration (Continued)

TA's Annual Report on Form 10-K are included as textual references only, and the information in such Annual Report is not incorporated by reference into these financial statements.

10. Selected Quarterly Financial Data (Unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254,108	$282,391	$281,198	$267,791
Net income (loss)	40,865	23,210	50,232	(92,956)
Net income (loss) available for common shareholders	33,395	15,740	42,762	(100,426)
Net income (loss) available for common shareholders per share(1)	.27	.13	.35	(0.81)
Distributions per common share(2)	.45	.45	.45	.45

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254,295	$267,060	$264,423	$251,255
Net income	61,083	51,020	48,266	32,972
Net income available for common shareholders	53,613	43,550	40,796	25,502
Net income available for common shareholders per share(1)	.57	.46	.34	.21
Distributions per common share(2)	.77	—	—	—

(1)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)
Amounts represent distributions paid in the periods shown.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

11. Segment Information

        We have two reportable business segments: hotel investments and travel center investments.

	Year Ended December 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated

Hotel operating revenues	$736,363	$—	$—	$736,363
Minimum rent	135,267	190,054	—	325,321
Percentage rent	1,450	—	—	1,450
FF&E reserve income	22,354	—	—	22,354

Total revenues	895,434	190,054	—	1,085,488
Hotel operating expenses	477,595	—	—	477,595
Depreciation and amortization expense	157,497	80,592	—	238,089
General and administrative expense	—	—	38,961	38,961

Total expenses	635,092	80,592	38,961	754,645
Operating income (loss)	260,342	109,462	(38,961)	330,843
Interest income	—	—	260	260
Interest expense	—	—	(138,712)	(138,712)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Loss on asset impairment, net	(163,681)	—	—	(163,681)
Equity in losses of an investee	—	—	(1)	(1)

Income (loss) before income taxes	96,661	109,462	(184,134)	21,989
Income tax expense	—	—	(638)	(638)

Net income (loss)	$96,661	$109,462	$(184,772)	$21,351

Total assets	$2,967,466	$2,205,379	$19,441	$5,192,286

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	Year Ended December 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated

Hotel operating revenues	$715,615	$—	$—	$715,615
Minimum rent	129,210	171,848	—	301,058
Percentage rent	1,426	—	—	1,426
FF&E reserve income	18,934	—	—	18,934

Total revenues	865,185	171,848	—	1,037,033
Hotel operating expenses	460,869	—	—	460,869
Depreciation and amortization expense	163,024	82,844	—	245,868
General and administrative expense	—	—	39,526	39,526

Total expenses	623,893	82,844	39,526	746,263
Operating income (loss)	241,292	89,004	(39,526)	290,770
Interest income	—	—	214	214
Interest expense	—	—	(143,410)	(143,410)
Gain on extinguishment of debt	—	—	51,097	51,097
Equity in losses of an investee	—	—	(134)	(134)

Income (loss) before income taxes	241,292	89,004	(131,759)	198,537
Income tax expense	—	—	(5,196)	(5,196)

Net income (loss)	$241,292	$89,004	$(136,955)	$193,341

Total assets	$3,120,593	$2,278,942	$148,835	$5,548,370

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	Year Ended December 31, 2008
	Hotels	Travel Centers	Corporate	Consolidated

Hotel operating revenues	$899,474	$—	$—	$899,474
Minimum rent	124,396	198,553	—	322,949
Percentage rent	5,102	—	—	5,102
FF&E reserve income	23,837	—	—	23,837

Total revenues	1,052,809	198,553	—	1,251,362
Hotel operating expenses	620,008	—	—	620,008
Depreciation and amortization expense	155,488	83,678	—	239,166
General and administrative expense	—	—	37,751	37,751

Total expenses	775,496	83,678	37,751	896,925
Operating income (loss)	277,313	114,875	(37,751)	354,437
Interest income	—	—	1,312	1,312
Interest expense	—	—	(156,844)	(156,844)
Loss on asset impairment	—	(53,225)	—	(53,225)
Gain on sale of real estate	114	—	—	114
Reserve on straight line rent receivable	—	(19,613)	—	(19,613)

Income (loss) before income taxes	277,427	42,037	(193,283)	126,181
Income tax expense	—	—	(1,846)	(1,846)

Net income (loss)	$277,427	$42,037	$(195,129)	$124,335

Total assets	$3,181,053	$2,350,097	$41,587	$5,572,737

12. Fair Value of Assets and Liabilities

        The table below presents certain of our assets carried at fair value at December 31, 2010, categorized by the level of inputs used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses), Net

Properties held for sale(1)	$47,059	$—	$47,059	$—	$(6,476)
Long lived assets held and used(2)	$306,289	$—	$—	$306,289	$(157,205)
Investment securities(3)	$5,806	$5,806	$—	$—	$—

(1)
Our properties held for sale are reported at estimated fair value less costs to sell and consist of four properties we expect to sell within one year. In connection with a decision to pursue the sale

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities (Continued)

  of our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX and our Holiday Inn® hotel in Memphis, TN, we recorded a $16,384, or $0.13 per share, loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value less costs to sell. We estimated the fair value of these hotels during the second quarter of 2010 using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs). We increased the carrying value of these hotels during the three months ended December 31, 2010 and recorded a $9,908, or $0.08 per share, valuation adjustment which has been recorded as a reduction to the loss on asset impairment (see Note 1) in our consolidated statements of income. We estimated the fair value of these hotels as of December 31, 2010 using offers to purchase the properties made by third parties (Level 2 inputs). The carrying value of the properties is included in other assets in our consolidated balance sheet.

(2)
In performing our periodic evaluation of real estate assets for impairment during the fourth quarter of 2010, we revised our assumptions regarding our expected ownership period for 53 of our hotels because we are considering selling these hotels as part of our negotiations with both Marriott and InterContinental. As a result of this change, we recorded a $157,205, or $1.27 per share, loss on asset impairment in the fourth quarter of 2010 to reduce the carrying value of 45 of these 53 hotels to their estimated fair value. We estimated the fair value of these hotels using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

(3)
Our investment securities are reported at fair value which is based on quoted market prices (Level 1 inputs).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage note payable, and security deposits. At December 31, 2010 and 2009, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2010		December 31, 2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior Notes, due 2010 at 9.125%	$—	$—	$50,000	$53,295
Mortgage Note, due 2011 at 8.3%	3,383	3,408	3,474	3,496
Senior Notes, due 2012 at 6.85%	100,829	109,897	100,829	106,453
Senior Notes, due 2013 at 6.75%	287,000	315,364	287,000	299,250
Senior Notes, due 2014 at 7.875%	300,000	349,974	300,000	321,020
Senior Notes, due 2015 at 5.125%	280,000	296,782	280,000	262,330
Senior Notes, due 2016 at 6.3%	275,000	297,795	275,000	258,907
Senior Notes, due 2017 at 5.625%	300,000	316,846	300,000	270,594
Convertible Senior Notes, due 2027 at 3.8%	79,054	81,579	264,750	265,280
Senior Notes, due 2018 at 6.7%	350,000	392,303	350,000	337,051
Unamortized discounts	(8,043)	—	(17,492)	—

Total financial liabilities	$1,967,223	$2,163,948	$2,193,561	$2,177,676

        We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates.

 Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(dollars in millions)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at Close of Period

	Encumbrances	Land	Building & Improvements	Improvements	Impairment	Land	Building & Improvements	Total(1)

145 TravelCenters of America	$—	$586	$885	$128	$—	$599	$1,000	$1,599
71 Courtyard Hotels	—	127	643	105	(5)	125	745	870
40 Petro Stopping Centers	—	229	401	51	—	241	440	681
76 Candlewood Hotels	3	86	457	5	(47)	85	416	501
37 Residence Inns	—	69	334	52	(1)	70	384	454
34 Staybridge Suites	—	89	350	11	(42)	89	319	408
10 Crowne Plaza Hotels	—	58	226	40	(38)	58	228	286
5 InterContinental Hotels	—	32	196	86	(16)	32	266	298
22 Hyatt Place	—	24	185	30	—	24	215	239
3 Marriott hotels	—	14	90	44	—	13	135	148
12 TownPlace Suites	—	7	88	8	(9)	17	72	89
5 Radisson Hotels	—	17	78	3	—	8	95	103
5 Country Inn & Suites	—	6	58	6	—	6	64	70
3 Holiday Inns	—	5	16	—	—	5	16	21
2 SpringHill Suites	—	3	15	1	—	3	16	19
1 Park Plaza Hotel	—	1	9	—	—	1	9	10
Assets Held for Sale
2 Crowne Plaza Hotels	—	11	25	2	(2)	11	26	37
1 Holiday Inn	—	3	8	1	(4)	3	5	8
1 Staybridge Suites	—	2	3	—	—	2	3	5

Total (474 properties)	$3	$1,369	$4,067	$573	$(164)	$1,392	$4,454	$5,846

(1)
Excludes $462 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2010
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed

145 Travel Centers of America	$(187)	1962 through 2005	2007	10 - 40 Years
71 Courtyard Hotels	(240)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(77)	1975 through 2005	2007	10 - 40 Years
76 Candlewood Hotels	(123)	1996 through 2000	1997 through 2003	10 - 40 Years
37 Residence Inns	(122)	1989 through 2002	1998 through 2005	10 - 40 Years
34 Staybridge Suites	(99)	1989 through 2002	1996 through 2006	10 - 40 Years
10 Crowne Plaza Hotels	(37)	1971 through 1987	2006	10 - 40 Years
5 InterContinental Hotels	(47)	1924 through 1989	2006	10 - 40 Years
22 Hyatt Place	(68)	1992 through 2000	1997 through 2002	10 - 40 Years
3 Marriott Hotels	(36)	1972 through 1995	1998 through 2001	10 - 40 Years
12 TownePlace Suites	(24)	1997 through 2000	1998 through 2001	10 - 40 Years
5 Radisson Hotels	(35)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inns & Suites	(23)	1987 through 1997	1996 and 2005	10 - 40 Years
2 Holiday Inns	(3)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza Hotel	(4)	1987 through 1990	1996	10 - 40 Years
2 SpringHill Suites	(3)	1997 through 2000	2000 through 2001	10 - 40 Years
Assets Held for Sale
2 Crowne Plaza Hotels	(4)	1981 through 1987	2005 through 2006	10 - 40 Years
1 Holiday Inn	(1)	1986	2006	10 - 40 Years
1 Staybridge Suites	(1)	1997	2006	10 - 40 Years

Total (474 properties)	$(1,134)

(1)
Excludes accumulated depreciation of $242 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2010
(dollars in thousands)

        (A)  The change in total cost of properties for the period from January 1, 2008 to December 31, 2010, is as follows:

	2010	2009	2008
Balance at beginning of year	$5,938,200	$5,875,450	$5,702,556
Additions: acquisitions and capital expenditures	81,786	73,471	193,617
Dispositions	(10,511)	(10,721)	(20,723)
Loss on asset impairment	(163,681)	—	—

Balance at close of year	$5,845,794	$5,938,200	$5,875,450

        (B)  The change in accumulated depreciation for the period from January 1, 2008 to December 31, 2010, is as follows:

	2010	2009	2008
Balance at beginning of year	$973,801	$814,942	$654,224
Additions: depreciation expense	170,634	169,580	165,898
Dispositions	(10,511)	(10,721)	(5,180)

Balance at close of year	$1,133,924	$973,801	$814,942

        (C)  The net tax basis for federal income tax purposes of our real estate properties was $4,040,259 on December 31, 2010.

 Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ JOHN G. MURRAY John G. Murray President and Chief Operating Officer

Dated: February 22, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ JOHN G. MURRAY John G. Murray	President and Chief Operating Officer (Principal Executive Officer)	February 22, 2011
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2011
/s/ BRUCE M. GANS, M.D. Bruce M. Gans, M.D.	Independent Trustee	February 22, 2011
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 22, 2011
/s/ WILLIAM A. LAMKIN William A. Lamkin	Independent Trustee	February 22, 2011
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 22, 2011
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 22, 2011