Form 10-Q
period 2011-03-31
HOSPITALITY PROPERTIES TRUST
filed 2011-05-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11527

HOSPITALITY PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3262075
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 8, 2011: 123,444,235

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2011

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

PART I                               Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS

Real estate properties, at cost:
Land	$1,377,074	$1,377,074
Buildings, improvements and equipment	4,753,862	4,882,073
	6,130,936	6,259,147
Accumulated depreciation	(1,264,319)	(1,370,592)
	4,866,617	4,888,555
Cash and cash equivalents	16,118	4,882
Restricted cash (FF&E reserve escrow)	59,919	80,621
Other assets, net	226,428	218,228
	$5,169,082	$5,192,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$171,000	$144,000
Senior notes, net of discounts	1,886,740	1,886,356
Convertible senior notes, net of discount	77,811	77,484
Mortgage payable	—	3,383
Security deposits	89,170	105,859
Accounts payable and other liabilities	80,512	107,297
Due to affiliate	2,971	2,912
Dividends payable	4,754	4,754
Total liabilities	2,312,958	2,332,045

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 123,444,235 issued and outstanding	1,234	1,234
Additional paid in capital	3,462,169	3,462,169
Cumulative net income	2,095,561	2,042,513
Cumulative other comprehensive income	8,086	2,231
Cumulative preferred distributions	(190,871)	(183,401)
Cumulative common distributions	(2,910,194)	(2,854,644)
Total shareholders’ equity	2,856,124	2,860,241
	$5,169,082	$5,192,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Hotel operating revenues	$197,537	$169,307
Rental income	79,533	79,486
FF&E reserve income	4,914	5,315
Total revenues	281,984	254,108

Expenses:
Hotel operating expenses	129,753	105,400
Depreciation and amortization	56,314	60,537
General and administrative	9,264	9,582
Total expenses	195,331	175,519

Operating income	86,653	78,589

Interest income	29	150
Interest expense (including amortization of deferred financing costs and debt discounts of $1,501 and $2,405, respectively)	(33,339)	(36,905)
Equity in earnings (losses) of an investee	37	(28)
Income before income taxes	53,380	41,806
Income tax expense	(332)	(941)

Net income	53,048	40,865
Preferred distributions	(7,470)	(7,470)
Net income available for common shareholders	$45,578	$33,395

Weighted average common shares outstanding	123,444	123,380

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.37	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$53,048	$40,865
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,314	60,537
Amortization of deferred financing costs and debt discounts as interest	1,501	2,405
Straight line rental income	(1,216)	—
Security deposits applied to payment shortfalls	(16,704)	(9,516)
FF&E reserve income and deposits	(14,767)	(13,051)
Equity in (earnings) losses of an investee	(37)	28
Other non-cash (income) expense, net	(628)	(517)
Changes in assets and liabilities:
Increase in other assets	(1,898)	(2,088)
Decrease in accounts payable and other liabilities	(19,179)	(19,699)
Increase in due to affiliate	59	58
Cash provided by operating activities	56,493	59,022

Cash flows from investing activities:
Real estate acquisitions and improvements	—	(1,796)
FF&E reserve fundings	(5,854)	(7,656)
Investment in Affiliates Insurance Company	—	(20)
Cash used in investing activities	(5,854)	(9,472)

Cash flows from financing activities:
Repayment of mortgage payable	(3,383)	—
Draws on revolving credit facility	60,000	—
Repayments of revolving credit facility	(33,000)	—
Distributions to preferred shareholders	(7,470)	(7,470)
Distributions to common shareholders	(55,550)	(55,521)
Cash used in financing activities	(39,403)	(62,991)
Increase (decrease) in cash and cash equivalents	11,236	(13,441)
Cash and cash equivalents at beginning of period	4,882	130,399
Cash and cash equivalents at end of period	$16,118	$116,958

Supplemental cash flow information:
Cash paid for interest	$54,419	$60,164
Cash paid for income taxes	104	28
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$12,309	$11,521
Property managers’ purchases with FF&E reserve	(38,865)	(10,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, have been prepared without audit. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, useful lives of fixed assets, fair value of assets held for sale and impairment of real estate and intangible assets.

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

Note 2.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three months ended March 31, 2011 and 2010, respectively.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Rental income for the three months ended March 31, 2011 includes $1,204 of adjustments necessary to record rent on the straight line basis.  These adjustments relate to our lease with TravelCenters of America LLC, or TA, for 145 travel centers.  See Notes 9 and 10 for further information relating to TA.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $541 and $334 for the three months ended March 31, 2011 and 2010, respectively.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2011 or 2010.

Note 4.  Shareholders’ Equity

Distributions

On January 14, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2011. On March 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on March 31, 2011, with respect to the period ended April 14, 2011. We paid this amount on April 15, 2011.

On February 15, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2011.  On April 1, 2011, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 29, 2011, with respect to the period ending May 14, 2011. We expect to pay this amount on or about May 16, 2011.

On February 23, 2011, we paid a $0.45 per share distribution to our common shareholders.  On April 15, 2011, we declared a $0.45 per share distribution to our common shareholders of record on April 29, 2011.  We expect to pay this amount on or about May 24, 2011.

Comprehensive Income

Cumulative other comprehensive income represents the unrealized gain on the shares of TA common stock we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 10 for a description of these investments.  The following is a reconciliation of net income to comprehensive income for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net income	$53,048	$40,865
Increase (decrease) in unrealized gain on TA common stock	5,852	(1,355)
Increase in share of investees’ other comprehensive income	4	—
Comprehensive income	$58,904	$39,510

Note 5.  Indebtedness

We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt assuming holders exercise their put option on March 20, 2012.

•      The net carrying amount of our 3.8% convertible senior notes due 2027 was $77,811 and $77,484 as of March 31, 2011 and December 31, 2010, respectively.

•      The unamortized discount on the notes was $1,243 and $1,570 as of March 31, 2011 and December 31, 2010, respectively. We expect to amortize the discount through March 20, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•      Interest expense for the three months ended March 31, 2011 and 2010 increased because of non-cash amortization of $392, or $0.00 per share, and $1,233, or $0.01 per share, respectively.

•      The amount allocated as the equity component of the notes was $37,710 as of March 31, 2011.

We have a $750,000 interest only, unsecured revolving credit facility. Our credit facility matures on October 24, 2011.  The interest rate on drawings under the credit facility is LIBOR plus a spread and was 0.80% per annum at March 31, 2011. As of March 31, 2011, we had $171,000 outstanding under our revolving credit facility and $579,000 available to be drawn for general business purposes, including acquisitions.  We are currently having preliminary discussions with our lenders regarding the renewal of our credit facility and we currently expect it will be renewed prior to its maturity.

On January 3, 2011, we repaid without penalty our only mortgage note payable, which had a principal balance of $3,383.

Note 6.  Real Estate Properties

At March 31, 2011, we owned 474 properties consisting of 289 hotels and 185 travel centers.  All of these properties are operated under 13 management agreements or leases.

During the three months ended March 31, 2011, we funded $5,854 of improvements to certain of our properties, which resulted in a $585 increase in our annual minimum returns and rents.

Note 7. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements, with which we believe we are in compliance.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three months ended March 31, 2011, we recognized current tax expense of $383, which includes $35 of foreign taxes and $348 of federal alternative minimum tax and certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three months ended March 31, 2011, we recognized a deferred tax benefit of $51 related to a tax versus book basis difference at our Puerto Rico hotel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8.  Segment Information

	For the Three Months Ended March 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$197,537	$—	$—	$197,537
Rental income	29,701	49,832	—	79,533
FF&E reserve income	4,914	—	—	4,914
Total revenues	232,152	49,832	—	281,984

Hotel operating expenses	129,753	—	—	129,753
Depreciation and amortization expense	36,463	19,851	—	56,314
General and administrative expense	—	—	9,264	9,264
Total expenses	166,216	19,851	9,264	195,331

Operating income (loss)	65,936	29,981	(9,264)	86,653

Interest income	—	—	29	29
Interest expense	—	—	(33,339)	(33,339)
Equity in earnings of an investee	—	—	37	37
Income (loss) before income taxes	65,936	29,981	(42,537)	53,380
Income tax expense	—	—	(332)	(332)

Net income (loss)	$65,936	$29,981	$(42,869)	$53,048

	For the Three Months Ended March 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$169,307	$—	$—	$169,307
Rental income	35,764	43,722	—	79,486
FF&E reserve income	5,315	—	—	5,315
Total revenues	210,386	43,722	—	254,108

Hotel operating expenses	105,400	—	—	105,400
Depreciation and amortization expense	40,481	20,056	—	60,537
General and administrative expense	—	—	9,582	9,582
Total expenses	145,881	20,056	9,582	175,519

Operating income (loss)	64,505	23,666	(9,582)	78,589

Interest income	—	—	150	150
Interest expense	—	—	(36,905)	(36,905)
Equity in losses of an investee	—	—	(28)	(28)
Income (loss) before income taxes	64,505	23,666	(46,365)	41,806
Income tax expense	—	—	(941)	(941)

Net income (loss)	$64,505	$23,666	$(47,306)	$40,865

	As of March 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,946,699	$2,192,464	$29,919	$5,169,082

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9. Significant Tenant

TA is the lessee of 39% of our real estate investments, at cost, as of March 31, 2011.  The following table presents summary financial information for TA for its quarter ended March 31, 2011, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended March 31,
	2011	2010
Operations
Total revenues	$1,782,114	$1,383,619
Total cost of goods sold	1,552,631	1,178,640
Net loss	(16,739)	(41,216)

Cash Flows
Net cash provided by (used in) operating activities	(49,481)	6,445
Net cash used in investing activities	(22,219)	(6,120)
Net cash used in financing activities	(512)	(696)
Net decrease in cash	(72,191)	(354)
Cash and cash equivalents at the beginning of the period	125,396	155,632
Cash and cash equivalents at the end of the period	53,205	155,278

	As of March 31,	As of December 31,
	2011	2010
Financial Position
Current assets	$412,047	$402,176
Noncurrent assets	501,036	491,913
Current liabilities	275,919	240,171
Noncurrent liabilities	401,877	402,613
Total shareholders’ equity	235,287	251,305

The summary financial information of TA is presented to comply with applicable regulations of the Securities and Exchange Commission, or the SEC.  References in our financial statements to TA’s Quarterly Report are included as textual references only, and the information in TA’s Quarterly Report is not incorporated by reference into our financial statements.

Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements.  Our lease for 145 travel centers expires in 2022.  Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options.  Both of these leases require TA to: (1) make payments to us of minimum rents; and (2) pay us 3% of non-fuel revenue and 0.3% of fuel revenues over threshold amounts to be established in 2011 and 2012, respectively, and (3) maintain the leased travel centers, including structural and non-structural components.  As of December 31, 2010, TA had deferred $150,000 of rent due to us, the maximum amount permitted under the rent deferral agreement with us dated August 11, 2008.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA.  The amended terms are as follows:

•    Our lease for 145 travel centers (which we have historically referred to as TA No. 1) was modified, effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year.  The rent will increase to $140,139 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.  In addition to the minimum rent, TA remains obligated to pay us ground rent of approximately $5,026 per year.

•    Our lease for 40 travel centers (which we have historically referred to as TA No. 2) was modified, effective January 1, 2011, so that the minimum rent is reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount; and the first $2,500 of percentage rent shall be waived provided the settlement of certain litigation pending against us, TA and others is approved.

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

We recognized rental income of $49,832 and $43,722 for the three months ended March 31, 2011 and 2010, respectively, under our lease agreements with TA.  Rental income for the three months ended March 31, 2011 includes $1,204 of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis.  We have not recognized any of the $150 million of deferred rent as rental income or as rents receivable due to uncertainties regarding future collection of this amount.

Note 10. Related Person Transactions

Reit Management & Research LLC, or RMR, provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,285 and $8,150 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Our Managing Trustees are the owners of RMR.

We, TA, RMR and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and a majority of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of March 31, 2011, we have invested $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5,117 and $5,077 as of March 31, 2011 and December 31, 2010, respectively, which is included in other assets.  During the three months ended March 31, 2011 and 2010, we recognized earnings (losses) of approximately $37 and $(28), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our annual premium for this property insurance of $4,816 was paid in June 2010 and is being expensed over the one year term of the coverage. We are currently investigating the possibilities to expand our insurance relationships with AIC to include property insurance for additional properties we own and other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  As of March 31, 2011, we owned 1,540,000 common shares of TA (approximately 8.5% of its total shares outstanding).  RMR provides certain management services to both us and TA and one of our Managing Trustees is a Managing Director of TA.

For more information about our related person transactions, including our dealings with TA, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our 2010 Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our 2010 Annual Report, the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 22, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our 2010 Annual Report and Proxy Statement are available at the SEC’s website: www.sec.gov.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 11. Hotel Management Agreements and Leases

During the three months ended March 31, 2011, all payments due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott International, Inc., or Marriott, Barceló Crestline Corporation, or Crestline and InterContinental Hotels Group PLC, or InterContinental.

During the three months ended March 31, 2011, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,509 (which we have historically referred to as our Marriott No. 4 contract) were $5,010 and $2,530, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2011 and May 8, 2011, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,619 and $932, respectively, and we applied the security deposits we hold to cover these amounts.  As of May 8, 2011, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $3,455 and $4,847, respectively.  At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  In the absence of agreements modifying the current contract terms among Marriott, Crestline and us, we expect the security deposits we hold from Marriott and Crestline may be fully utilized to cover cash shortfalls in payments we currently expect to receive under these contracts during 2011.  As previously disclosed, we have entered into negotiations with Marriott to modify the agreements covering these hotels and the management agreement covering its 18 Residence Inn hotels (which we have historically referred to as our Marriott No. 2 contract).  Although we continue to pursue these ongoing negotiations, there can be no assurance that any agreement will be reached.

In January 2011, the remaining amounts available under the $125,000 guarantee securing InterContinental’s obligations under its four operating agreements was exhausted and InterContinental has subsequently limited its payments to us to the net cash flows from operations of the hotels covered by the four agreements.  During the three months ended March 31, 2011, the payments we received under our management agreements with InterContinental for 131 hotels that require minimum annual payments of $153,681 were $9,164 less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2011 and May 8, 2011, we did not receive payments to cure shortfalls for the minimum returns/rents due under the four InterContinental operating agreements of $8 and we applied the security deposit we hold to cover this amount.  As of May 8, 2011, the remaining balance of the security deposit which we hold for our InterContinental contracts was $27,700.  At this time, we expect that InterContinental will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the security deposit we hold from InterContinental may be sufficient to cover shortfalls in payments we expect to receive compared to the minimum payments due to us under these contracts in 2011.  As previously disclosed, we have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels.  During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, which provides that the $36,875 security deposit we hold will secure InterContinental’s obligations under all four operating agreements; previously, the security deposit secured InterContinental’s obligations under three of the agreements.  Although we continue to pursue these ongoing negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

In connection with our ongoing negotiations with both Marriott and InterContinental regarding modified agreements, we are considering selling 53 hotels.  As previously noted, discussions with Marriott and InterContinental are ongoing, and there can be no assurance that any modified agreements will be reached or that we will decide to sell any or all of these 53 hotels.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, these deposits are not escrowed and reducing the security deposits does not result in cash flow to us of the deficiency amount.  Reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  Under all of our hotel contracts that include a security deposit, any amounts of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

As of May 8, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

In November 2010, Host Hotels & Resorts Inc., or Host, notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 contract.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott which expires in 2013.

Our lease with a subsidiary of Host for 18 hotels (which we have historically referred to as our Marriott No. 2 contract) expired on December 31, 2010.  On January 1, 2011, we began leasing these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott.  Under this management agreement, the $25,010 annual minimum return payable to us is subject to available cash flow generated by the hotels.  During the three months ended March 31, 2011, cash flow available to pay our minimum return was $3,940 less than the minimum amount.

Minimum return and minimum rent payments due to us under some of our other hotel management agreements and leases are supported by guarantees. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($24,064 remaining at March 31, 2011). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($29,105 remaining at March 31, 2011). The guarantee provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 contract) is unlimited and does not expire.

Certain of our managed hotel portfolios supported by guarantees or security deposits had net operating results that were, in the aggregate, $21,117 and $28,590, less than the minimum returns due to us in the three months ended March 31, 2011 and 2010, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements or applied from the security deposits we hold.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at March 31, 2011, categorized by the level of inputs used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Properties held for sale (1)	$47,059	$—	$47,059	$—
Investment securities (2)	$11,658	$11,658	$—	$—

(1)   Our properties held for sale are reported at estimated fair value less costs to sell and consist of four properties we expect to sell within one year, our Crowne Plaza® hotels in Hilton Head, SC and Dallas, TX, our Holiday Inn® hotel in Memphis, TN and our Staybridge Suites® hotel in Dallas, TX.  We estimated the fair value of these hotels using offers to purchase the properties made by third parties (Level 2 inputs).  The carrying value of the properties is included in other assets in our condensed consolidated balance sheets.

(2)   Our investment securities are reported at fair value which is based on quoted market prices (Level 1 inputs).

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage notes payable, and security deposits. At March 31, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage Note, due 2011 at 8.3%	$—	$—	$3,383	$3,408
Senior Notes, due 2012 at 6.85%	100,829	108,024	100,829	109,897
Senior Notes, due 2013 at 6.75%	287,000	310,890	287,000	315,364
Senior Notes, due 2014 at 7.875%	300,000	345,955	300,000	349,974
Senior Notes, due 2015 at 5.125%	280,000	297,276	280,000	296,782
Senior Notes, due 2016 at 6.3%	275,000	307,197	275,000	297,795
Senior Notes, due 2017 at 5.625%	300,000	319,597	300,000	316,846
Senior Notes, due 2018 at 6.7%	350,000	395,476	350,000	392,303
Convertible Senior Notes, due 2027 at 3.8%	79,054	80,864	79,054	81,579
Unamortized discounts	(7,332)	—	(8,043)	—
Total financial liabilities	$1,964,551	$2,165,279	$1,967,223	$2,163,948

We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this quarterly report and with our 2010 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

Our tenants and managers - As of March 31, 2011, all minimum returns and rent payments due to us under our hotel operating agreements were current except for the Marriott No. 3, Marriott No. 4 and InterContinental agreements discussed below.  Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum contractual returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum contractual returns and rents is not assured, particularly if the U.S. economy and the lodging industry takes an extended period to fully recover from the severe declines experienced during the recent recession.  If additional tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline.

During the three months ended March 31, 2011, the payments we received under our management contract with Marriott for 34 hotels that requires minimum annual payments to us of approximately $44,200 (which we have historically referred to as our Marriott No. 3 contract) and under our lease with Crestline for 19 hotels managed by Marriott that requires minimum annual rent payments to us of approximately $28,509 (which we have historically referred to as our Marriott No. 4 contract) were $5,010 and $2,530, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2011 and May 8, 2011, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1,619 and $932, respectively, and we applied the security deposits we hold to cover these amounts.  As of May 8, 2011, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $3,455 and $4,847, respectively.  At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  In the absence of agreements modifying the current contract terms among Marriott, Crestline and us, we expect the security deposits we hold from Marriott and Crestline may be fully utilized to cover cash shortfalls in payments we currently expect to receive under these contracts during 2011.  As previously disclosed, we have entered into negotiations with Marriott to modify the agreements covering these hotels and the management agreement covering its 18 Residence Inn hotels (which we have historically referred to as our Marriott No. 2 agreement).  Although we continue to pursue these ongoing negotiations, there can be no assurance that any agreement will be reached.

In January 2011, the remaining amounts available under the $125,000 guarantee securing InterContinental’s obligations under its four operating agreements was exhausted and InterContinental has subsequently limited its payments to us to the net cash flows from operations of the hotels covered by the four agreements.  During the three months ended March 31, 2011, the payments we received under our management agreements with InterContinental for 131 hotels that require minimum annual payments of $153,681 were $9,164 less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2011 and May 8, 2011, we did not receive payments to cure shortfalls for the minimum returns/rents due under the four InterContinental operating agreements of $8 and we applied the security deposit we hold to cover this amount.  As of May 8, 2011, the remaining balance of the security deposit which we hold for our InterContinental contracts was $27,700.  At this time, we expect that InterContinental will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the security deposit we hold from InterContinental may be sufficient to cover shortfalls in payments we expect to receive compared to the minimum payments due to us under these contracts in 2011.  As previously disclosed, we have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels.  During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, which provides that the $36,875 security deposit we hold will secure InterContinental’s obligations under all four operating agreements; previously, the security deposit secured InterContinental’s obligations under three of the agreements.  Although we continue to pursue these ongoing negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, these deposits are not escrowed and reducing the security deposits does not result in cash flow to us of the deficiency amount.  Reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  Under all of our hotel contracts that include a security deposit, any amounts of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

In connection with our ongoing negotiations with both Marriott and InterContinental regarding modified agreements, we are considering selling 53 hotels.  As previously noted, discussions with Marriott and InterContinental are ongoing, and there can be no assurance that any modified agreements will be reached or that we will decide to sell any or all of these 53 hotels.

Our lease with a subsidiary of Host for 18 hotels (which we have historically referred to as our Marriott No. 2 contract) expired on December 31, 2010.  On January 1, 2011, we began leasing these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott.  Under this management agreement, the $25,010 annual minimum return payable to us is subject to available cash flow generated by the hotels.  During the three months ended March 31, 2011, cash flow available to pay our minimum return was $3,940 less than the minimum amount.

As of May 8, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

TA amendment agreement.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA.  The amended terms are as follows:

•    Our lease for 145 travel centers (which we have historically referred to as TA No. 1) was modified, effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year.  The rent will increase to $140,139 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.  In addition to the minimum rent, TA remains obligated to pay us ground rent of approximately $5,026 per year.

•    Our lease for 40 travel centers (which we have historically referred to as TA No. 2) was modified, effective January 1, 2011, so that the minimum rent is reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount; and the first $2,500 of percentage rent shall be waived provided the settlement of certain litigation pending against us, TA and others is approved by the Delaware Court of Chancery.

•    The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024.  These deferred rent amounts will become due and interest may accrue in certain circumstances set forth in the amendment agreement, including a change in control of TA.

As of May 8, 2011, all obligations to us under these modified leases were current.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides certain management services to both us and TA.  For more information on our relationship with TA and RMR and concerning the risks inherent in TA’s business and arising from these relationships, please see our 2010 Annual Report under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and our Proxy Statement dated February 22, 2011 relating to our 2011 Annual Meeting of Shareholders under the caption “Related Person Transactions and Company Review of Such Transactions”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management Agreements and Leases

At March 31, 2011, our 289 hotels were included in one of eleven agreements, of which 215 were leased to one of our wholly owned TRSs and managed by an independent hotel operating company and 74 were leased to third parties.  Our 185 travel centers are leased to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 23 and 24 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2011 versus 2010

	For the Three Months Ended March 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$197,537	$169,307	$28,230	16.7%
Rental income:
Minimum rents - hotels	29,701	35,764	(6,063)	(17.0)%
Minimum rents - travel centers	49,832	43,722	6,110	14.0%
Total rental income	79,533	79,486	47	0.0%
FF&E reserve income	4,914	5,315	(401)	(7.5)%

Expenses:
Hotel operating expenses	129,753	105,400	24,353	23.1%
Depreciation and amortization - hotels	36,463	40,481	(4,018)	(9.9)%
Depreciation and amortization - travel centers	19,851	20,056	(205)	(1.0)%
Total depreciation and amortization	56,314	60,537	(4,223)	(7.0)%
General and administrative	9,264	9,582	(318)	(3.3)%

Operating income	86,653	78,589	8,064	10.3%

Interest income	29	150	(121)	(81.0)%
Interest expense	(33,339)	(36,905)	(3,566)	(9.7)%
Equity in earnings (losses) of an investee	37	(28)	65	232.1%
Income before income taxes	53,380	41,806	11,574	27.7%
Income tax expense	(332)	(941)	(609)	(64.7)%

Net income	53,048	40,865	12,183	29.8%
Net income available for common shareholders	45,578	33,395	12,183	36.5%
Weighted average shares outstanding	123,444	123,380	64	0.0%
Net income available for common shareholders per common share	$0.37	$0.27	$0.10	37.0%

The increase in hotel operating revenues in the first quarter of 2011 compared to the first quarter of 2010 was caused primarily by the increase in revenues at our managed hotels and the conversion of 18 of our hotels (Marriott No. 2 portfolio) from leased to managed effective January 1, 2011. Revenues at many of our managed hotels increased from the first quarter of 2010 due to higher occupancy rates and increases in average daily room rates, or ADR.  Additional operating statistics of our hotels are included in the table on page 25.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in rental income - hotels is primarily the result of the conversion of our Marriott No. 2 portfolio from a leased portfolio to a managed portfolio as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

The increase in rental income - travel centers is primarily a result of the net effects of the rent deferral agreement and lease amendment agreement described above.  Rental income for the 2011 period includes $1,204 of straight line rent.  The 2010 period excludes $15,000 of rent deferred by TA under our rent deferral agreement and includes $2,850 of interest earned on deferred amounts.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of our Marriott No. 2 portfolio described above, partially offset by increased levels of hotel sales in 2011 versus 2010 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of our Marriott No. 2 portfolio described above and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $21,117 and $28,590 less than the minimum returns due to us in the three months ended March 31, 2011 and 2010, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements or applied from the security deposits we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2010 and 2011.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of improvements made to our travel centers during 2010.

The decrease in general and administrative costs is primarily due to lower state franchise taxes in 2011 versus 2010.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The decrease in interest income is due to lower average cash balances during 2011 versus 2010.

The decrease in interest expense is primarily due to lower average borrowings and lower weighted average interest rates in the 2011 period compared to the 2010 period.

Equity in earnings (losses) of an investee represents our proportionate share of earnings (losses) of AIC.

The decrease in income tax expense is primarily the result of a decrease in taxable income for state income tax purposes in the 2011 period compared to the 2010 period.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2011, all 474 of our properties were operated under 13 management agreements or leases.  All costs of operating and maintaining our properties are paid by the third party hotel managers as agents for us or by hotel or travel

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

center tenants for their own account. These managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these managers and tenants fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the aggregate minimum payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 23 and 24.  During the twelve months ended March 31, 2011, all 11 of our hotel operating agreements generated coverage of less than 1.0x (0.22x to 0.77x).

During the twelve months ended March 31, 2011, our two travel center leases, representing 185 properties, generated coverage of 1.38x and 1.26x, respectively.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties because we believe it is what an operator interested in acquiring these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

Two hundred nineteen (219) of our properties, representing 48% of our total investments at cost, as of March 31, 2011, are operated under five management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, during the three months ended March 31, 2011, Marriott and Crestline failed to pay the full minimum return or rent amounts due to us under the Marriott No. 3 and Marriott No. 4 contracts, respectively, the InterContinental guarantee was exhausted, and InterContinental failed to pay the full minimum return or rent due to us under four agreements.  As of March 31 and May 8, 2011, all other payments due from our managers and tenants were current.  However, several of the guarantees and all the security deposits we hold are for limited amounts and may be exhausted, especially if the performance of our hotels does not fully recover from the recent recession in a reasonable time period.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured.  If additional property operators, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service interest and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter.  However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our operators and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our changes in cash flows during the three month period ended March 31, 2011 compared to the same period in 2010 were as follows: (1) cash flow provided by operating activities decreased from $59,022 in 2010 to $56,493 in 2011; (2) cash used in investment activities decreased from $9,472 in 2010 to $5,854 in 2011; and (3) cash used in financing activities decreased from $62,991 in 2010 to $39,403 in 2011.

The decrease in cash provided by operating activities between 2011 and 2010 is due primarily to increases in minimum return payment shortfalls under certain of our hotel management agreements partially offset by an increase in net income. The decrease in cash used in investment activities is primarily due to lower amounts of FF&E reserve fundings and real estate improvements in the 2011 period compared to 2010.  The net decrease in cash used in financing activities between 2011 and 2010 is primarily a result of an increase in net borrowings under our revolving credit facility in 2011.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2011, our hotel managers and hotel tenants contributed $12,309 to these accounts and spent $38,865 from the FF&E reserve escrow accounts and from our additional payments to renovate and refurbish our hotels.  As of March 31, 2011, there was $59,919 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2011, we funded $5,854 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our Marriott No. 1 and No. 2 agreements using cash on hand. We currently expect to fund approximately $20,000 for improvements to these Marriott hotels during the remainder of 2011, using our existing cash balances or borrowings under our revolving credit facility.  As described above, we have entered into negotiations with Marriott and InterContinental to modify certain of our hotel operating agreements.  These negotiations may result in our agreement to fund certain capital improvements to the hotels that are affected by these agreements.

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 Courtyard hotels (which we have historically referred to as our Marriott No. 1 contract).  Assuming that Host does not default its contractual obligations to us, upon expiration of this agreement on December 31, 2012, we will be required to return the $50,540 security deposit to Host. We expect to fund the return of this security deposit using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E reserve escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  During the three months ended March 31, 2011, we made no fundings under such lease provisions.  However, it is our expectation that TA may request approximately $35,000 of funding for capital improvements in the second quarter of 2011.

On January 14, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2011. On March 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on March 31, 2011, with respect to the period ended April 14, 2011. We paid this

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

amount on April 15, 2011.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

On February 15, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2011.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.  On April 1, 2011, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 29, 2011, with respect to the period ending May 14, 2011. We expect to pay this amount on or about May 16, 2011 using existing cash balances and borrowings under our revolving credit facility.

On February 23, 2011, we paid a $0.45 per share distribution to our common shareholders.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.  On April 15, 2011, we declared a $0.45 per share distribution to our common shareholders of record on April 29, 2011.  We expect to pay this amount on or about May 24, 2011 using existing cash balances and borrowings under our revolving credit facility.

On January 3, 2011, using existing cash balances we repaid without penalty our 8.3% mortgage note payable, which had a principal balance of $3,383.  We have no other secured debts.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders.  The annual interest rate payable for drawn amounts under the facility is LIBOR plus a spread and was 0.80% as of March 31, 2011. We may borrow up to $750,000 under the revolving credit facility.  Borrowings under our revolving credit facility are unsecured.  We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of March 31, and May 8, 2011, we had $171,000 and $135,000, respectively, outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2011 were as follows: $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $79,054 in 2027. Our $79,054 of 3.8% convertible senior notes due 2027 are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

None of our debt obligations require principal or sinking fund payments prior to their maturity dates.

At March 31, 2011, we had $16,118 of cash and cash equivalents and $579,000 available to draw under our revolving credit facility.  We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

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

Our revolving credit facility matures on October 24, 2011.  We are currently having preliminary discussions with our lenders regarding the renewal of our credit facility and we currently expect it will be renewed prior to its maturity.  However, we cannot provide assurance that we will be able to renew our revolving credit facility or that, if renewed, we will be able to maintain its current size.  Also, in current market conditions, we expect the interest and other charges we may have to pay when we renew our revolving credit facility will increase and that these increases may be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although capital market conditions have recently improved, the availability and cost of credit continue to be volatile, and credit availability for companies in the hotel and hospitality industry remains tight.  In October 2010, a credit rating agency lowered our corporate credit, senior unsecured debt and preferred securities ratings and our credit ratings are on negative outlook with another credit rating agency.  While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.  Also, the downgrade of our credit ratings may result in increased interest costs when we renew our revolving credit facility or refinance our other debts, and these interest cost increases could have a material and adverse impact on our results of operations and financial condition.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at March 31, 2011, consisted of our revolving credit facility and $1,971,883 of unsecured term debt and convertible notes. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2011, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2011, we owned 289 hotels and 185 travel centers which are grouped into 13 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Crestline, Hyatt, and Carlson, under 11 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of March 31, 2011, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Residence Inn by Marriott®(1)	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 2)	Marriott (no. 3)	Marriott (no. 4)	Marriott (no. 5)	InterContinental (no. 1)	InterContinental (no. 2)

Number of Properties:	53	18	34	19	1	31	76

Number of Rooms / Suites:	7,610	2,178	5,020	2,756	356	3,844	9,220

Number of States:	24	14	14	14	1	16	29

Tenant:	Subsidiary of Host Hotels & Resorts.	Our TRS.	Our TRS.	Subsidiary of Crestline.	Subsidiary of Marriott.	Our TRS.	Our TRS.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiaries of Marriott.	Subsidiaries of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.

Investment (000s) (2):	$663,263	$250,284	$427,520	$274,222	$90,078	$436,708	$590,971

Security Deposit (000s):	$50,540	—	$5,074 (3)	$5,779 (4)	—	$27,708 (5)	$27,708 (5)

End of Current Term:	2012	2020	2019	2015	2019	2031	2028

Renewal Options (6):	3 for 12 years each. (7)	2 for 15 years each.	2 for 15 years each.	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (8):	$66,188	$25,010	$44,199	$28,509	$9,495	$37,882	$50,000

Additional Return:	—	50% of cash flow in excess of minimum return. (9)	$711 (9)	—	—	—	$10,000 (9)

Percentage Return / Rent (10):	5.0% of revenues above 1994/95 revenues.	—	7.0% of revenues above 2000/01 revenues.	7.0% of revenues above 1999/2000 revenues.	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006 revenues.
Return / Rent Coverage (11):
Year ended 12/31/10:	0.75x	0.68x	0.64x	0.69x	0.17x	0.74x	0.69x
Twelve months ended 3/31/11:	0.73x	0.63x	0.63x	0.71x	0.22x	0.77x	0.74x
Three months ended 3/31/11:	0.62x	0.35x	0.48x	0.82x	0.27x	0.75x	0.72x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	—	—	Tenant minimum net worth requirement.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.(5)	Limited guarantee provided by InterContinental; parent minimum net worth requirement.(5)

(1)     Our lease with Host expired on December 31, 2010 and we returned the $17,220 security deposit to Host as required under the agreement. On January 1, 2011, we began leasing the hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott which expire in 2020.  Payment to us of the minimum return under this agreement is subject to available cash flow.

(2)     Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.

(3)     The original amount of this security deposit was $36,203.  As of March 31, 2011, we have applied $31,129 of the security deposit to cover deficiencies in the minimum rent paid by Marriott for this agreement.  An additional $1,619 was applied in April and May 2011 to cover additional deficiencies in the minimum rent.  As of May 8, 2011, the balance of this security deposit is $3,455.

(4)     The original amount of this security deposit was $28,508.  As of March 31, 2011, we have applied $22,729 of the security deposit to cover deficiencies in the minimum rent paid by Crestline for this agreement.  An additional $932 was applied in April and May 2011 to cover additional deficiencies in the minimum rent and late charges. As of May 8, 2011, the balance of this security deposit is $4,847.

(5)     The limited guarantee that secured InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios was exhausted in January 2011.  In addition to the limited guarantee, a single deposit secures InterContinental’s obligations under the InterContinental  No. 1, No. 2, No. 3 and No. 4 portfolios.  The original amount of this security deposit was $36,872.  As of March 31, 2011, we have applied $9,164 of the security deposit to cover deficiencies in the minimum returns/rent paid by InterContinental for this agreement.  An additional $8 was applied in April and May 2011 to cover additional deficiencies in the minimum returns/rent.   As of May 8, 2011, the balance of this security deposit is $27,700.

(6)     Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(7)     In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term.  Assuming no default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott, which expire in 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®	Crowne Plaza®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 3)	InterContinental (no. 4)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	13

Number of Properties:	14 (1)	10 (2)	22	11	145	40	474

Number of Rooms / Suites:	4,139	2,937	2,724	2,096	— (3)	—	42,880 (3)

Number of States:	7 plus Ontario and Puerto Rico	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiaries of InterContinental.	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.	5 Managers

Investment (000s) (4):	$512,373	$254,876	$301,942	$202,251	$1,847,807	$705,506	$6,557,801

Security Deposit (000s):	$27,708 (5)	$27,708 (5)	—	—	—	—	$89,101

End of Current Term:	2029	2030	2030	2030	2022	2024	2010-2031 (average 16 years)
Renewal Options (6):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.	—

Annual Minimum Return / Minimum Rent (000s) (7):	$44,258	$21,541	$22,037	$12,920	$140,165(8)	$54,160(8)	$556,364

Additional Return:	$3,458 (9)	$1,750 (9)	50% of cash flow in excess of minimum return. (10)	50% of cash flow in excess of minimum return. (10)	—	—	$15,919
Percentage Return / Rent (11):	7.5% of revenues above 2006/07 revenues.	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.	—
Return / Rent Coverage (12)(13):
Year ended 12/31/10:	0.59x	0.34x	0.71x	0.59x	1.28x	1.15x	0.17x — 1.28x
Twelve months ended 3/31/11:	0.64x	0.38x	0.75x	0.61x	1.38x	1.26x	0.22x — 1.38x
Three months ended 3/31/11:	0.65x	0.61x	0.78x	0.63x	1.21x	1.17x	0.27x — 1.21x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.	—

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

(5)     The limited guarantee that secured InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios was exhausted in January 2011.  In addition to the limited guarantee, a single deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios.  The original amount of this security deposit was $36,872.  As of March 31, 2011, we have applied $9,164 of the security deposit to cover deficiencies in the minimum returns/rent paid by InterContinental for this agreement.  An additional $8 was applied in April and May 2011 to cover additional deficiencies in the minimum returns/rent.   As of May 8, 2011, the balance of this security deposit is $27,700.

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

(8)     Effective January 1, 2011, we entered a lease amendment with TA that reduced the minimum rent payable by TA to us under the TA No. 1 and TA No. 2 leases.  TA rents presented in this report represent their contractual obligations under the amended leases.  Under the amendment, the minimum rent payable by TA under the TA No. 1 lease increases to $145,223 on February 1, 2012.  In addition to minimum rent, the amounts presented for the TA No. 1 lease includes approximately $5,026 of ground rent due to us from TA.

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

(13)   TA rent coverage ratios were calculated based upon the contractual rent amounts and do not reflect the effect of any rent deferral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	First Quarter(1)
Management/Lease Agreement	Hotels	/Suites	2011	2010	Change
ADR
InterContinental (no. 1)	31	3,844	$98.32	$96.96	1.4%
InterContinental (no. 2)	76	9,220	58.86	58.81	0.0%
InterContinental (no. 3) (2)	14	4,139	123.42	118.62	4.0%
InterContinental (no. 4) (3)	10	2,937	92.81	90.35	2.7%
Marriott (no. 1)	53	7,610	108.57	105.61	2.8%
Marriott (no. 2)	18	2,178	105.02	101.01	4.0%
Marriott (no. 3)	34	5,020	95.12	94.63	0.5%
Marriott (no. 4)	19	2,756	105.80	104.64	1.1%
Marriott (no. 5)	1	356	208.05	191.89	8.4%
Hyatt	22	2,724	90.25	83.49	8.0%
Carlson	11	2,096	88.82	85.80	3.5%
Total/Average	289	42,880	$93.55	$91.67	2.1%

OCCUPANCY
InterContinental (no. 1)	31	3,844	74.5%	70.4%	4.1 Pts
InterContinental (no. 2)	76	9,220	70.9%	63.6%	7.3 Pts
InterContinental (no. 3) (2)	14	4,139	72.2%	69.8%	2.4 Pts
InterContinental (no. 4) (3)	10	2,937	71.2%	64.5%	6.7 Pts
Marriott (no. 1)	53	7,610	59.6%	57.9%	1.7 Pts
Marriott (no. 2)	18	2,178	64.5%	68.1%	-3.6 Pts
Marriott (no. 3)	34	5,020	60.8%	60.1%	0.7 Pts
Marriott (no. 4)	19	2,756	68.3%	63.8%	4.5 Pts
Marriott (no. 5)	1	356	82.8%	74.7%	8.1 Pts
Hyatt	22	2,724	73.0%	73.5%	-0.5 Pts
Carlson	11	2,096	61.7%	58.2%	3.5 Pts
Total/Average	289	42,880	67.6%	64.2%	3.4 Pts

RevPAR
InterContinental (no. 1)	31	3,844	$73.25	$68.26	7.3%
InterContinental (no. 2)	76	9,220	41.73	37.40	11.6%
InterContinental (no. 3) (2)	14	4,139	89.11	82.80	7.6%
InterContinental (no. 4) (3)	10	2,937	66.08	58.28	13.4%
Marriott (no. 1)	53	7,610	64.71	61.15	5.8%
Marriott (no. 2)	18	2,178	67.74	68.79	-1.5%
Marriott (no. 3)	34	5,020	57.83	56.87	1.7%
Marriott (no. 4)	19	2,756	72.26	66.76	8.2%
Marriott (no. 5)	1	356	172.27	143.34	20.2%
Hyatt	22	2,724	65.88	61.37	7.4%
Carlson	11	2,096	54.80	49.94	9.7%
Total/Average	289	42,880	$63.24	$58.85	7.5%

(1)          Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          We have decided to pursue the sale of two hotels included in this operating agreement. The information provided in this table includes these hotels.

(3)          We have decided to pursue the sale of two hotels included in this operating agreement. The information provided in this table includes these hotels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, this seasonality is not expected to cause material fluctuations in our income or cash flow because our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. If and as guarantees and security deposits which secure the minimum rents and returns due to us are exhausted, our financial results may begin to reflect the seasonality of the industries in which our tenants and managers operate.

Related Person Transactions

As noted above, TA is our largest tenant.  TA is our former subsidiary and we are TA’s largest shareholder.  RMR provides management services to both us and TA.  One of our Managing Trustees is also a Managing Director of TA.  We lease our 185 travel centers to TA under two lease agreements, which we refer to as our TA No. 1 and TA No. 2 leases.  See the table on page 24 for more information about the terms of these leases.  We recognized rental income of $49,832 and $43,722 for the three months ended March 31, 2011 and 2010, respectively, under our lease agreements with TA.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR is owned by our Managing Trustees.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,285 and $8,150 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.

RMR also provides management services to other public companies, including TA.  We, TA, RMR and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and a majority of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of March 31, 2011, we have invested $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5,117 and $5,077 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, we recognized earnings (losses) of approximately $37 and $(28), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our annual premium for this property insurance of $4,816 was paid in June 2010 and is being expensed over the one year term of the coverage. We are currently investigating the possibilities to expand our insurance relationships with AIC to include property insurance for additional properties we own and other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with TA, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our 2010 Annual Report and our other filings made with the SEC, and, in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our 2010 Annual Report, the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 22, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our 2010 Annual Report and Proxy Statement are available at the SEC’s website: www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2010. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

As of March 31, 2011, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,490. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2011, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $31,170.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  We have in the past repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to the contractual maturities.

Our revolving credit facility bears interest at floating rates and matures in October 2011.  At March 31, 2011, we had $171,000 outstanding and $579,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread (0.80% as of March 31, 2011). Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $171,000 under our revolving credit facility was 0.80% per annum at March 31, 2011. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of March 31, 2011:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2011	0.80%	$171,000	$1,368
10% increase	0.88%	$171,000	$1,505
10% reduction	0.72%	$171,000	$1,231

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES  TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US;

•                  THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY THE AMENDED AND DEFERRED RENT AMOUNTS DUE TO US IN THE FUTURE;

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

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS OPERATE;

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL; AND

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA AND RMR AND ITS RELATED ENTITIES.

FOR EXAMPLE:

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS.  IF OUR TENANTS AND MANAGERS DO NOT PAY THE AMOUNTS DUE TO US, WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY;

•                  WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

•                  WE EXPECT THAT MARRIOTT AND INTERCONTINENTAL WILL CONTINUE TO PAY US THE NET CASH FLOWS FROM OPERATIONS OF THE HOTELS INCLUDED IN THEIR DEFAULTED CONTRACTS.  THIS EXPECTATION IS BASED UPON STATEMENTS MADE BY MARRIOTT AND INTERCONTINENTAL TO US.  HOWEVER, MARRIOTT AND INTERCONTINENTAL MAY BECOME UNABLE TO MAKE SUCH PAYMENTS, OR MARRIOTT OR INTERCONTINENTAL MAY REFUSE TO MAKE THESE PAYMENTS FOR SOME OTHER REASON.  WE HAVE CERTAIN CONTRACTUAL RIGHTS TO RECEIVE THESE PAYMENTS, BUT COMPANIES WHICH HAVE DEFAULTED ON PAYMENT OBLIGATIONS OFTEN REFUSE TO MAKE ANY PAYMENTS, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S OR INTERCONTINENTAL’S FUTURE ACTIONS.

•                  WE EXPECT THAT THE SECURITY DEPOSIT WHICH WE HOLD FROM INTERCONTINENTAL IS AN AMOUNT WHICH MAY BE SUFFICIENT TO COVER THE 2011 SHORTFALL OF PAYMENTS WE EXPECT TO RECEIVE UNDER THE DEFAULTED CONTRACTS.  THIS EXPECTATION IS BASED UPON CASH FLOW PROJECTIONS PREPARED BY INTERCONTINENTAL AND REVIEWED BY US AND OUR OWN PROJECTIONS.  BOTH INTERCONTINENTAL’S AND OUR HISTORICAL PROJECTIONS OF HOTEL CASH FLOWS HAVE, AT TIMES, PROVED INACCURATE.  IF THE U.S. ECONOMY DOES NOT MATERIALLY IMPROVE IN A REASONABLE TIME OR IF THE TRAVEL INDUSTRY SUFFERS SIGNIFICANT ADDITIONAL DECLINES BECAUSE OF ACTS OF TERRORISM OR FOR OTHER REASONS, THE ACTUAL CASH FLOWS FROM THESE HOTELS MAY BE LESS THAN THE AMOUNTS PROJECTED AND MAY BE LOWER BY A MATERIAL AMOUNT;

•                  THE MARRIOTT, CRESTLINE AND INTERCONTINENTAL SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT’S, CRESTLINE’S OR INTERCONTINENTAL’S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF HOTEL ROOM DEMAND DOES NOT IMPROVE OR BECOMES FURTHER DEPRESSED, THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND

TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.  ALSO CONTINUED DEPRESSED HOTEL OPERATING RESULTS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM OUR HOTEL INVESTMENTS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED;

•                  OUR ENTRY INTO AN AMENDMENT AGREEMENT WITH TA MAY IMPLY THAT TA CAN AFFORD TO PAY THE REDUCED AND DEFERRED RENT AMOUNTS AND THAT IT WILL DO SO IN THE FUTURE.  IN FACT, SINCE ITS FORMATION TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE U.S. ECONOMY DOES NOT IMPROVE FROM CURRENT LEVELS OF COMMERCIAL ACTIVITY IN A REASONABLE PERIOD, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE REDUCED AND DEFERRED RENTS DUE TO US;

•                  THE DESCRIPTION OF OUR NEGOTIATIONS WITH MARRIOTT AND INTERCONTINENTAL MAY IMPLY THAT WE WILL REACH AGREEMENT TO MODIFY CERTAIN OF OUR HOTEL OPERATING AGREEMENTS.  IN FACT, THESE NEGOTIATIONS ARE COMPLEX AND THE PARTIES HAVE CONFLICTING OBJECTIVES.  ACCORDINGLY, WE CAN PROVIDE NO ASSURANCE AS TO WHETHER ANY MODIFICATION AGREEMENTS WILL BE ACHIEVED;

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

•                  WE ARE CONSIDERING SELLING CERTAIN HOTELS.  IN FACT, WE MAY BE UNABLE TO SELL ANY OF THE HOTELS WE DECIDE TO SELL OR MAY SELL THE HOTELS AT AMOUNTS THAT ARE LESS THAN THEIR CARRYING VALUES.  FURTHERMORE, POSSIBLE IMPLICATIONS OF DECISIONS  MAY BE THAT WE HAVE DECIDED NOT TO SELL OTHER HOTELS OR THAT IMPAIRMENT LOSSES OR LOSSES WHEN OTHER HOTELS ARE SOLD MAY NOT OCCUR.  IN FACT, WE MAY DECIDE TO SELL OTHER HOTELS AND A DECISION TO SELL OTHER HOTELS MAY RESULT IN IMPAIRMENT LOSSES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES, MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR 2010 ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR 2010 ANNUAL REPORT IS AVAILABLE AT THE SEC’S WEBSITE: WWW.SEC.GOV.

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

PART II         Other Information

Item 1A. Risk Factors

Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our 2010 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2010 Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2010 Annual Report and below and the information contained in this quarterly report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain managers and tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

During the three months ended March 31, 2011, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott, Crestline and InterContinental.

During the three months ended March 31, 2011, the payments we received under our Marriott No. 3 contract that requires minimum annual payments to us of approximately $44.2 million and under our Marriott No. 4 contract that requires minimum annual rent payments to us of approximately $28.5 million, were $5.0 million and $2.5 million, respectively, less than the minimum amounts contractually required.  We applied the available security deposits to cover these deficiencies.  Also, during the period between March 31, 2011 and May 8, 2011, we did not receive payments to cure shortfalls for the Marriott No. 3 and Marriott No. 4 contracts of $1.6 million and $0.9 million, respectively, and we applied the security deposits we hold to cover these amounts.  As of May 8, 2011, the remaining balances of the security deposits which we hold for the Marriott No. 3 and Marriott No. 4 contracts were $3.5 million and $4.8 million, respectively.  At this time, we expect that Marriott will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  In the absence of agreements modifying the current contract terms among Marriott, Crestline and us, we expect the security deposits we hold from Marriott and Crestline may be fully utilized to cover cash shortfalls in payments we currently expect to receive under these contracts during 2011.  We have entered into negotiations with Marriott to modify the agreements covering these hotels and the management agreement covering its 18 Residence Inn hotels (which we have historically referred to as our Marriott No. 2 contract).  Although we continue to pursue these ongoing negotiations, there can be no assurance that any agreement will be reached.

In January 2011, the remaining $6.7 million available under the $125.0 million guarantee securing InterContinental’s obligations under its four operating agreements was exhausted and InterContinental has subsequently limited its payments to us to the net cash flows from operations of the hotels covered by the four agreements.  During the three months ended March 31, 2011, the payments we received under these management agreements with InterContinental for 131 hotels that require minimum annual payments of $153.7 million were $9.2 million less than the minimum amounts contractually required. We applied the available security deposits to cover these deficiencies.  During the period between March 31, 2011 and May 8, 2011, we received payments of the net cash flows from the operations of the hotels which approximated the minimum returns due under the four InterContinental operating agreements.  As of May 8, 2011, the remaining balance of the security deposit which we hold for our InterContinental contracts was $27.7 million.  At this time, we expect that InterContinental will continue to pay us the net cash flows from operations of the hotels included in the defaulted contracts.  We believe the security deposit we hold from InterContinental may be sufficient to cover cash shortfalls in the payments we expect to receive compared to the minimum payments due to us under these contracts in 2011.  As previously disclosed, we have entered into negotiations with InterContinental to modify our four operating agreements covering 131 hotels.  During these negotiations, we entered into an agreement with InterContinental on January 25, 2011, which provides that the $36.9 million security deposit we hold will secure InterContinental’s obligations under all four operating agreements; previously, the security deposit secured InterContinental’s obligations under three of the agreements.  Although we continue to pursue these ongoing negotiations with InterContinental, there can be no assurance that any further agreement will be reached.

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

31.2                   Rule 13a-14(a) Certification.  (Filed herewith.)

31.3                   Rule 13a-14(a) Certification.  (Filed herewith.)

31.4                   Rule 13a-14(a) Certification.  (Filed herewith.)

32                      Section 1350 Certification.  (Furnished herewith.)

101                    The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.  (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 9, 2011

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 9, 2011