Form 10-Q
period 2011-06-30
HOSPITALITY PROPERTIES TRUST
filed 2011-08-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 8, 2011: 123,454,235

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2011

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

PART I          Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS

Real estate properties, at cost:
Land	$1,349,519	$1,377,074
Buildings, improvements and equipment	4,645,936	4,882,073
	5,995,455	6,259,147
Accumulated depreciation	(1,269,406)	(1,370,592)
	4,726,049	4,888,555
Properties held for sale	178,106	47,060
Cash and cash equivalents	3,253	4,882
Restricted cash (FF&E reserve escrow)	51,686	80,621
Other assets, net	188,411	171,168
	$5,147,505	$5,192,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$153,000	$144,000
Senior notes, net of discounts	1,887,124	1,886,356
Convertible senior notes, net of discount	78,143	77,484
Mortgage payable	—	3,383
Security deposits	81,175	105,859
Accounts payable and other liabilities	98,654	107,297
Due to affiliate	3,130	2,912
Dividends payable	4,754	4,754
Total liabilities	2,305,980	2,332,045

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $0.01 par value; 150,000,000 shares authorized 123,454,235 and 123,444,235 issued and outstanding, respectively	1,235	1,234
Additional paid in capital	3,462,412	3,462,169
Cumulative net income	2,147,204	2,042,513
Cumulative other comprehensive income	4,620	2,231
Cumulative preferred distributions	(198,341)	(183,401)
Cumulative common distributions	(2,965,744)	(2,854,644)
Total shareholders’ equity	2,841,525	2,860,241
	$5,147,505	$5,192,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Hotel operating revenues	$230,335	$195,967	$427,872	$365,274
Rental income	78,240	80,593	157,773	160,079
FF&E reserve income	5,234	5,831	10,148	11,146
Total revenues	313,809	282,391	595,793	536,499

Expenses:
Hotel operating expenses	152,814	130,057	282,567	235,457
Depreciation and amortization	57,630	60,726	113,944	121,263
General and administrative	10,190	9,731	19,454	19,313
Acquisition related costs	763	—	763	—
Loss on asset impairment	7,263	16,384	7,263	16,384
Total expenses	228,660	216,898	423,991	392,417

Operating income	85,149	65,493	171,802	144,082

Interest income	14	33	43	183
Interest expense (including amortization of deferred financing costs and debt discounts of $1,508, $1,735, $3,009 and $4,140, respectively)	(33,331)	(34,987)	(66,670)	(71,892)
Loss on extinguishment of debt	—	(6,720)	—	(6,720)
Equity in earnings (losses) of an investee	46	(24)	83	(52)
Income before income taxes	51,878	23,795	105,258	65,601
Income tax expense	(235)	(585)	(567)	(1,526)

Net income	51,643	23,210	104,691	64,075
Preferred distributions	(7,470)	(7,470)	(14,940)	(14,940)
Net income available for common shareholders	$44,173	$15,740	$89,751	$49,135

Weighted average common shares outstanding	123,450	123,389	123,447	123,385

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.36	$0.13	$0.73	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$104,691	$64,075
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	113,944	121,263
Amortization of deferred financing costs and debt discounts as interest	3,009	4,140
Straight line rental income	(2,418)	—
Security deposits applied to payment shortfalls	(24,675)	(14,426)
FF&E reserve income and deposits	(30,976)	(29,648)
Loss on extinguishment of debt	—	6,720
Loss on asset impairment	7,263	16,384
Equity in (earnings) losses of an investee	(83)	52
Other non-cash (income) expense, net	(1,325)	(1,801)
Changes in assets and liabilities:
Increase in other assets	(7,570)	(1,824)
Increase in accounts payable and other liabilities	4,804	2,539
Increase in due to affiliate	218	27
Cash provided by operating activities	166,882	167,501

Cash flows from investing activities:
Real estate acquisitions and improvements	(35,863)	(3,493)
FF&E reserve fundings	(6,535)	(16,997)
Investment in TravelCenters of America common shares	(5,690)	—
Investment in Affiliates Insurance Company	—	(43)
Cash used in investing activities	(48,088)	(20,533)

Cash flows from financing activities:
Repayment of mortgage note	(3,383)	—
Repurchase of convertible senior notes	—	(185,626)
Draws on revolving credit facility	110,000	71,000
Repayments of revolving credit facility	(101,000)	(33,000)
Distributions to preferred shareholders	(14,940)	(14,940)
Distributions to common shareholders	(111,100)	(111,047)
Cash used in financing activities	(120,423)	(273,613)
Decrease in cash and cash equivalents	(1,629)	(126,645)
Cash and cash equivalents at beginning of period	4,882	130,399
Cash and cash equivalents at end of period	$3,253	$3,754

Supplemental cash flow information:
Cash paid for interest	$63,687	$70,009
Cash paid for income taxes	1,354	1,596
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$27,268	$28,008
Property managers’ purchases with FF&E reserve	(62,737)	(28,562)
Non-cash financing activities:
Issuance of common shares	$244	$283

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.

Note 2.  New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this update to cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and six months ended June 30, 2011 and 2010.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements.  Rental income includes $1,195 and $2,399 for the three and six months ended June 30, 2011, respectively, of adjustments necessary to record rent on the straight line basis. These adjustments relate to our lease with TravelCenters of America LLC, or TA, for 145 travel centers. See Notes 10 and 11 for further information relating to TA.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We had deferred percentage rent of $395 and $936 for the three and six months ended June 30, 2011, respectively, and $454 and $788 for the three and six months ended June 30, 2010, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at June 30, 2011 or 2010.

Note 5.  Shareholders’ Equity

Distributions

On January 14, 2011 and April 15, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2011 and April 14, 2011, respectively. On June 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on June 30, 2011, with respect to the period ended July 14, 2011. We paid this amount on July 15, 2011.

On February 15, 2011 and May 16, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2011 and May 14, 2011, respectively.  On July 1, 2011, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on July 29, 2011, with respect to the period ending August 14, 2011. We expect to pay this amount on or about August 15, 2011.

On February 23, 2011 and May 24, 2011, we paid a $0.45 per share distribution to our common shareholders.  On July 1, 2011, we declared a $0.45 per share distribution to our common shareholders of record on July 11, 2011.  We expect to pay this amount on or about August 24, 2011.

Common Share Issuances

On May 11, 2011, pursuant to our equity compensation plan, we granted 2,000 common shares, valued at $24.27 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$51,643	$23,210	$104,691	$64,075
Increase (decrease) in unrealized gain on TA common stock	(3,505)	(1,879)	2,347	(3,234)
Increase in share of investees equity adjustments for other comprehensive income	39	—	42	—
Comprehensive income	$48,177	$21,331	$107,080	$60,841

Cumulative other comprehensive income represents the unrealized gain on the shares of TA common stock we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 11 for a description of these investments.

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

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $78,143 and $77,484 as of June 30, 2011 and December 31, 2010, respectively.

•                  The unamortized discount on the notes was $911 and $1,570 as of June 30, 2011 and December 31, 2010, respectively. We expect to amortize the discount through March 20, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

•                  Interest expense for the three months ended June 30, 2011 and 2010 increased because of non-cash amortization of $398 and $604, respectively. For the six months ended June 30, 2011 and 2010, interest expense increased because of non-cash amortization of $790, or $0.01 per share, and $1,837, or $0.01 per share, respectively.

•                  The amount allocated as the equity component of the notes was $37,710 as of June 30, 2011.

We have a $750,000 interest only, unsecured revolving credit facility.  The interest rate on drawings under the credit facility is LIBOR plus a spread and was 0.74% per annum at June 30, 2011. As of June 30, 2011, we had $153,000 outstanding under our revolving credit facility and $597,000 available to be drawn for general business purposes, including acquisitions. Our unsecured revolving credit facility matures on October 24, 2011; and we are currently in negotiations with lenders regarding a new unsecured revolving credit facility that we currently expect to be in effect prior to the maturity date of our existing facility.

On January 3, 2011, we repaid without penalty our 8.3% mortgage note payable, which had a principal balance of $3,383.

Note 7.  Real Estate Properties

At June 30, 2011, we owned 474 properties consisting of 289 hotels and 185 travel centers that were operated under 11 management agreements or leases.

At June 30, 2011, 25 of our hotels were held for sale.  On July 19, 2011, we sold one of these hotels, our Holiday Inn hotel in Memphis, Tennessee, for net proceeds of $6,905.  See Note 13 for further information relating to our hotels held for sale.

During the six months ended June 30, 2011, we funded $42,398 of improvements to certain of our properties, which resulted in a $3,678 increase in our annual minimum returns and rents.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

During the three and six months ended June 30, 2011, we recognized current tax expense of $235 and $567, respectively, which includes $35 and $70, respectively, of foreign taxes and $348 and $696, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and six months ended June 30, 2011, we recognized a deferred tax benefit of $148 and $199, respectively, related to a basis difference at our Puerto Rico hotel and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended June 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$230,335	$—	$—	$230,335
Rental income	27,986	50,254	—	78,240
FF&E reserve income	5,234	—	—	5,234
Total revenues	263,555	50,254	—	313,809

Hotel operating expenses	152,814	—	—	152,814
Depreciation and amortization expense	37,338	20,292	—	57,630
General and administrative expense	—	—	10,190	10,190
Acquisition related costs	—	—	763	763
Loss on asset impairment	7,263	—	—	7,263
Total expenses	197,415	20,292	10,953	228,660

Operating income (loss)	66,140	29,962	(10,953)	85,149

Interest income	—	—	14	14
Interest expense	—	—	(33,331)	(33,331)
Equity in earnings of an investee	—	—	46	46
Income (loss) before income taxes	66,140	29,962	(44,224)	51,878
Income tax expense	—	—	(235)	(235)

Net income (loss)	$66,140	$29,962	$(44,459)	$51,643

	For the Six Months Ended June 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$427,872	$—	$—	$427,872
Rental income	57,687	100,086	—	157,773
FF&E reserve income	10,148	—	—	10,148
Total revenues	495,707	100,086	—	595,793

Hotel operating expenses	282,567	—	—	282,567
Depreciation and amortization expense	73,801	40,143	—	113,944
General and administrative expense	—	—	19,454	19,454
Acquisition related costs	—	—	763	763
Loss on asset impairment	7,263	—	—	7,263
Total expenses	363,631	40,143	20,217	423,991

Operating income (loss)	132,076	59,943	(20,217)	171,802

Interest income	—	—	43	43
Interest expense	—	—	(66,670)	(66,670)
Equity in earnings of an investee	—	—	83	83
Income (loss) before income taxes	132,076	59,943	(86,761)	105,258
Income tax expense	—	—	(567)	(567)

Net income (loss)	$132,076	$59,943	$(87,328)	$104,691

	As of June 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,919,649	$2,211,503	$16,353	$5,147,505

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9. Segment Information (continued)

	For the Three Months Ended June 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$195,967	$—	$—	$195,967
Rental income	33,172	47,421	—	80,593
FF&E reserve income	5,831	—	—	5,831
Total revenues	234,970	47,421	—	282,391

Hotel operating expenses	130,057	—	—	130,057
Depreciation and amortization expense	39,833	20,893	—	60,726
General and administrative expense	—	—	9,731	9,731
Loss on asset impairment	16,384	—	—	16,384
Total expenses	186,274	20,893	9,731	216,898

Operating income (loss)	48,696	26,528	(9,731)	65,493

Interest income	—	—	33	33
Interest expense	—	—	(34,987)	(34,987)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Equity in losses of an investee	—	—	(24)	(24)
Income (loss) before income taxes	48,696	26,528	(51,429)	23,795
Income tax expense	—	—	(585)	(585)

Net income (loss)	$48,696	$26,528	$(52,014)	$23,210

	For the Six Months Ended June 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$365,274	$—	$—	$365,274
Rental income	66,030	94,049	—	160,079
FF&E reserve income	11,146	—	—	11,146
Total revenues	442,450	94,049	—	536,499

Hotel operating expenses	235,457	—	—	235,457
Depreciation and amortization expense	80,312	40,951	—	121,263
General and administrative expense	—	—	19,313	19,313
Loss on asset impairment	16,384	—	—	16,384
Total expenses	332,153	40,951	19,313	392,417

Operating income	110,297	53,098	(19,313)	144,082

Interest income	—	—	183	183
Interest expense	—	—	(71,892)	(71,892)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Equity in losses of an investee	—	—	(52)	(52)
Income (loss) before income taxes	110,297	53,098	(97,794)	65,601
Income tax expense	—	—	(1,526)	(1,526)

Net income (loss)	$110,297	$53,098	$(99,320)	$64,075

	As of December 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,967,467	$2,205,379	$19,440	$5,192,286

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 39% of our real estate investments, at cost, as of June 30, 2011. The following table presents summary financial information for TA for its quarter and six months ended June 30, 2011, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended June 30,
	2011	2010
Operations
Total revenues	$2,094,957	$1,504,491
Total cost of goods sold	1,818,581	1,251,431
Net income	21,667	1,173

	For the Six Months Ended June 30,
	2011	2010
Total revenues	$3,877,071	$2,888,110
Total cost of goods sold	3,371,212	2,430,071
Net income (loss)	4,928	(40,043)

Cash Flows
Net cash provided by (used in) operating activities	(6,932)	30,725
Net cash used in investing activities	(33,789)	(14,905)
Net cash provided by (used in) financing activities	52,112	(1,392)
Net increase in cash	11,415	14,410
Cash and cash equivalents at the beginning of the period	125,396	155,632
Cash and cash equivalents at the end of the period	136,811	170,042

	As of June 30,
	2011	2010
Financial Position
Current assets	$515,147	$441,888
Noncurrent assets	506,581	470,189
Current liabilities	310,299	258,648
Noncurrent liabilities	400,655	378,120
Total shareholders’ equity	310,774	275,309

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to TA’s Quarterly Report are included as textual references only, and the information in TA’s Quarterly Report is not incorporated by reference into these financial statements.

Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements.  Our lease for 145 travel centers expires in 2022.  Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options.  Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us 3% of non-fuel revenue and 0.3% of fuel revenues over threshold amounts to be established in 2011 and 2012, respectively; and (3) maintain the leased travel centers, including structural and non-structural components.  As of December 31, 2010, TA had deferred $150,000 of rent due to us, the maximum amount permitted under its rent deferral agreement with us dated August 11, 2008.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA.  The amended terms are as follows:

•            Our lease for 145 travel centers (which we have historically referred to as TA No. 1) was modified effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year.  The rent will increase to $142,124 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.  In addition to the minimum rent, TA remains obligated to pay us ground rent of approximately $5,026 per year.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•            Our lease for 40 travel centers (which we have historically referred to as TA No. 2) was modified effective January 1, 2011, so that the minimum rent is reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount with the first $2,500 of percentage rent waived.

•            The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024.  These deferred rent amounts will become due and interest may accrue in certain circumstances set forth in the amendment agreement, including a change in control of TA.

We recognized rental income from our leases with TA of $50,254 and $47,421 for the three months ended June 30, 2011 and 2010, respectively.  Rental income for the three months ended June 30, 2011 includes $1,195 of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis.  We recognized rental income from our leases with TA of $100,086 and $94,049 for the six months ended June 30, 2011 and 2010, respectively. Rental income for the six months ended June 30, 2011 includes $2,399 of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis. We have not recognized any of the $150,000 of deferred rent as rental income or as rents receivable due to uncertainties regarding future collection of this amount.

Note 11. Related Person Transactions

We have no employees.  Services that might be provided to us by employees are provided to us by Reit Management & Research LLC, or RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement, each as amended in January 2010.  In connection with these agreements with RMR, we recognized expenses of $8,589 and $16,874, and $8,258 and $16,408 for the three and six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  Our Managing Trustees are the owners of RMR.

We, TA, RMR and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of June 30, 2011, we have invested $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $5,202 and $5,077 as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011, we recognized earnings of $46 and $83, respectively, related to this investment. During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total premiums under this program for the policy years expiring May 31, 2012 and 2011 were $5,773 and $4,816, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include property insurance for additional properties we own and other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  We funded $35,863 for capital improvements to TA under this lease provision during the three months ended June 30, 2011 and currently expect to fund additional amounts for capital improvements to our properties during the remainder of 2011, using funds from our existing cash balances or borrowings under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  In May 2011, we acquired an additional 1,000,000 TA common shares for $5,690 as part of a public offering by TA.  As of June 30, 2011, we owned 2,540,000 common shares of TA (approximately 9.1% of its total shares outstanding).  RMR provides certain management services to both us and TA.  One of our Managing Trustees is a Managing Director of TA and our other Trustees also serve as trustees or directors of other companies managed by RMR.

For more information about the relationships among us, our Trustees and executive officers, RMR, TA, AIC and other companies to which RMR provides management services, and about the risks which may arise from these relationships, please refer to our 2010 Annual Report and our other filings with the SEC, including, the sections captioned “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our 2010 Annual Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and the information regarding our Trustees and the executive officers and the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 22, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our filings with the SEC, including our 2010 Annual Report, our quarterly reports and our Proxy Statement, are available at the SEC’s website: www.sec.gov.

Note 12. Hotel Management Agreements and Leases

Marriott agreement.  On June 14, 2011 we entered an agreement to re-align three of our contracts with Marriott International Inc., or Marriott.  The three affected contracts (which we have historically referred to as our Marriott Contracts Nos. 2, 3 and 4) concern 71 hotels and provide for payments of minimum returns and rents to us totaling $98,404 per year.  Among other terms the new agreement provides as follows:

•            All 71 hotels have been combined so that any excess cash flows from any of the hotels are available to pay our minimum returns for all 71 hotels.

•            The combined annual minimum returns due to us are $98,404 per year; which is equal to the previous annual amounts of minimum returns and rents due to us under the historical contracts.  In addition, we will participate in the net cash flows from hotel operations after payment of management fees to Marriott, which fees continue to be subordinated to our minimum returns.

•            The historical contracts were scheduled to expire in 2015 through 2020.  The new agreement extends through 2025. In addition, Marriott has the option to renew the agreement for two consecutive ten year terms on an all or none basis.

•            The cash security deposits which secured the minimum returns and rents to us under two of the three historical contracts have been combined and continues to secure the minimum return payments under the new agreement for all 71 hotels. These security deposits originally totaled $64,700.  As of June 30, 2011, the amounts of these deposits totaled $3,031, as the deposits have been reduced to fund shortfalls in the operating results from 2009 through June 30, 2011.  The new agreement provides that the combined security deposit may be replenished up to the original amount of $64,700 from 70% of the cash flows realized from operations of the 71 hotels after payment of our minimum returns and working capital advances, if any, by us or Marriott, while 30% is paid to Marriott toward agreed amounts for management fees.

•            In addition to this security deposit, Marriott has provided a limited guaranty for 90% of the minimum returns due to us. The Marriott guaranty is limited to total payments by Marriott to us of $40,000 and it expires on December 31, 2017.

•            The new agreement continues to require that 5 to 6% of gross revenues from hotel operations be escrowed as FF&E reserves.

•            In addition to amounts available in the FF&E reserve, we will fund approximately $102,000 for a general refurbishment of the hotels during the next two years. As we advance such fundings, the amount of the minimum return payments due to us shall increase by 9% per annum of the amounts funded.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•            We and Marriott have identified 21 hotels of the 71 hotels in the new agreement which have been offered for sale.  We currently expect these sales to be completed by December 31, 2011, however, we can provide no assurance that we will sell any of the hotels.  If and as these hotels are sold, we will retain the sales proceeds and the amounts of the minimum returns due to us will decrease by 9% per annum of the sales proceeds.  We currently expect that the proceeds we may receive from the sale of these hotels may be at least equal to the capital investment we will make during the next two years as described above; however, the timing of hotel sales and capital investments will likely differ.  See Note 13 for further information relating to these hotels.

•            One of the contracts which was re-aligned by the new agreement (our historical Marriott Contract No. 4) concerns our hotels which were leased to Barceló Crestline Corporation, or Barceló Crestline, and are managed by Marriott.  Simultaneously with the agreement between us and Marriott, Marriott arranged with Barceló Crestline to terminate that lease. Accordingly, all 71 affected hotels are owned by us, leased to one of our TRSs and managed by Marriott.  The new agreement is effective retroactively to January 1, 2011.

After giving effect to the January 1, 2011 effective date of the agreement, the net cash flows of the 71 hotels were $15,361 less than the minimum return payments due to us during the six months ended June 30, 2011.  Also, during the period from June 30, 2011 to August 8, 2011, the minimum return payments we received for these hotels were $628 less than the contractual amounts due to us.  We applied the available security deposit to cover these shortfalls.  The retroactive effective date of the agreement had the net effect of increasing the amount of payment shortfalls during the six months ended that were covered by the security deposit by $4,081 because we were able to apply payment shortfalls under our former Marriott No. 2 Contract to the security deposit.  As of August 8, 2011, the remaining balance of the security deposit was $2,403.  Under the terms of the new agreement, we will continue to utilize the security deposit to cover any shortfalls in the payment of the minimum returns for these 71 hotels until such time the deposit becomes fully exhausted.  If the security deposit becomes exhausted, Marriott has provided a limited guaranty of 90% of our minimum returns.

InterContinental agreement.  On July 25, 2011 we entered an agreement to re-align all four of our hotel contracts with InterContinental Hotels Group, plc, or InterContinental.  The four affected contracts (which we have historically referred to as our InterContinental Contracts Nos. 1, 2, 3 and 4) concern 130 hotels and provide for payments of minimum returns and rents to us totaling $153,129 per year.  Among other terms the new agreement provides as follows:

•            All 130 hotels have been combined so that any excess cash flows from any of the hotels are available to pay our minimum returns and rents for all 130 hotels.

•            The combined minimum returns and rents due to us from the 130 hotels are $153,129 per year; which is the same amount that was due us under the historical contracts.

•             The historical contracts were scheduled to expire beginning in 2028 through 2031.  The new agreement extends to 2036.  In addition, InterContinental has options to renew the agreement for two consecutive 15 year terms on an all or none basis.

•             The security deposit we hold for the historical InterContinental contracts ($27,557 as of June 30, 2011) continues to secure payment of our minimum returns and rents under the new agreement.  In addition, InterContinental has delivered to us $37,000 to supplement this security deposit.  The security deposit available on June 30, 2011 plus this supplement totaled $64,557.

•            The security deposit may be further increased up to $100,000 from 50% of the cash flows realized from operations of the 130 hotels after payment of our minimum returns and rents.  We hold all security deposits without interest or escrow.

•            The cash flows in excess of amounts used to pay our minimum returns and rents and to fund the security deposit up to $100,000 are available to pay InterContinental’s management fees to agreed amounts, which continue to be subordinated to our minimum returns and rents.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•            Available cash flows after our minimum returns and rents, funding for the security deposit and the agreed management fees are available to pay us additional returns and for incentive fees to InterContinental.

•            We and InterContinental have identified 42 hotels of the 130 hotels in the new agreement which we may remove from the contract and rebrand or offer for sale.  If the hotels are removed from the agreement and rebranded, our minimum returns and rents will be reduced by amounts which we have agreed to with InterContinental; if these hotels are sold, our minimum returns and rents will be reduced by 8% per annum times the net sales proceeds we receive.  In addition to these 42 hotels, one hotel previously managed by InterContinental was sold on July 19, 2011.  We received net sales proceeds of approximately $6,905 and our minimum returns and rents were reduced by 8% per annum of the sales proceeds to the current amount of $153,129 per year.  See Note 13 for additional information relating to three of the 42 hotels which were being marketed for sale at June 30, 2011.

•            We and InterContinental have committed to a renovation program for all of the hotels included in the agreement pursuant to which we expect to invest approximately $300,000.  The final amounts invested will depend upon the number of hotels which we determine to rebrand or sell and remove from the agreement.  As we fund these renovations, the amounts of our minimum returns and rents will increase by 8% per annum times the amount we invest.  Some of the capital required for these renovations may be provided by hotel sales, but the timing of our renovation fundings and receipts of sales proceeds will likely differ.

•            The new agreement will require that up to 5% of gross revenues from all the hotels be escrowed for FF&E reserves after the planned renovations being separately funded by HPT are completed.  These escrows will be required beginning in 2014 and increase to 5% of gross revenues in 2016. These escrowed funds will be available on a pooled basis to fund renovations for any of our owned hotels managed by InterContinental.

•            The new agreement is effective as of July 1, 2011.

During the six months ended June 30, 2011, the payments we received under our four historical agreements with InterContinental for 131 hotels were $9,315 less than the minimum amounts contractually required. Also, during the period between June 30, 2011 and August 8, 2011, the amounts we received for these hotels under the new agreement were $293 more than the minimum amounts due.  We increased the available security deposit by the additional amounts received.  As of August 8, 2011, the remaining balance of the security deposit which we hold for our InterContinental contract was $64,850.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  These deposits are not escrowed.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

As of August 8, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($24,062 remaining at June 30, 2011). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($28,110 remaining at June 30, 2011).  The guarantee provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 Contract) is unlimited and does not expire.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $6,165 and $31,222, less than the minimum returns due to us in the three and six months ended June 30, 2011, respectively, and $12,159 and

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

$40,749, less than the minimum returns due to us in the three and six months ended June 30, 2010, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements, or from the security deposit we hold.

In November 2010, Host Hotels & Resorts, Inc., or Host, notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 Contract.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott which expire in 2012.  In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at June 30, 2011, categorized by the level of inputs used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Properties held for sale (1)	$178,106	$—	$46,745	$131,361
Long lived assets held and used (2)	7,650	—	—	7,650
Investment securities (3)	13,843	13,843	—	—

(1)          Our properties held for sale are reported at estimated fair value less costs to sell and consist of 25 hotel properties we were marketing for sale at June 30, 2011.  We estimated the fair value of our four InterContinental hotels held for sale using offers to purchase the properties made by third parties (Level 2 inputs).  We decreased the carrying values of these hotels during the three months ended June 30, 2011, and recorded a $315 loss on asset impairment.  In July 2011, we completed the sale of one of these hotels.  In connection with our decision to sell 21 Marriott hotels as described in Note 12, we classified the hotels as held for sale and recorded a $3,081, or $0.02 per share, loss on asset impairment in the second quarter of 2011 to reduce the carrying value of 14 of these hotels to their estimated fair value less costs to sell.  We estimated the fair value of these hotels using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

(2)          In performing our periodic evaluation of real estate assets for impairment during the second quarter of 2011, we revised our value assumptions regarding one InterContinental hotel that we are considering selling as part of our July 2011 agreement with InterContinental.  As a result, we recorded a $3,867, or $0.03 per share, loss on asset impairment during the second quarter of 2011 to reduce the carrying value of this hotel to its estimated fair value.  We estimated the fair value of this hotel using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

(3)          Our investment securities are reported at fair value which is based on quoted market prices (Level 1 inputs).

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage notes payable and security deposits. At June 30, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage Note, due 2011 at 8.3%	$—	$—	$3,383	$3,408
Senior Notes, due 2012 at 6.85%	100,829	108,697	100,829	109,897
Senior Notes, due 2013 at 6.75%	287,000	313,793	287,000	315,364
Senior Notes, due 2014 at 7.875%	300,000	352,602	300,000	349,974
Senior Notes, due 2015 at 5.125%	280,000	303,769	280,000	296,782
Senior Notes, due 2016 at 6.3%	275,000	306,393	275,000	297,795
Senior Notes, due 2017 at 5.625%	300,000	328,224	300,000	316,846
Senior Notes, due 2018 at 6.7%	350,000	406,247	350,000	392,303
Convertible Senior Notes, due 2027 at 3.8%	79,054	81,170	79,054	81,579
Unamortized discounts	(6,616)	—	(8,043)	—
Total financial liabilities	$1,965,267	$2,200,895	$1,967,223	$2,163,948

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

Overview (dollar amounts in thousands, except per share amounts)

Our tenants and managers.  Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the U.S. economy and the lodging industry takes an extended period to recover from the severe declines experienced during the recent recession.  If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline and we may be unable to pay distributions to our shareholders.

Marriott agreement.  On June 14, 2011 we entered an agreement to re-align three of our contracts with Marriott.  The three affected contracts (which we have historically referred to as our Marriott Contracts Nos. 2, 3 and 4) concern 71 hotels and provide for payments of minimum returns and rents to us totaling $98,404 per year.  Among other terms the new agreement provides as follows:

•            All 71 hotels have been combined so that any excess cash flows from any of the hotels are available to pay our minimum returns for all 71 hotels.

•            The combined annual minimum returns due to us are $98,404 per year; which is equal to the previous annual amounts of minimum returns and rents due to us under the historical contracts.  In addition, we will participate in the net cash flows from hotel operations after payment of management fees to Marriott, which fees continue to be subordinated to our minimum returns.

•            The historical contracts were scheduled to expire in 2015 through 2020.  The new agreement extends through 2025. In addition, Marriott has the option to renew the agreement for two consecutive ten year terms on an all or none basis.

•            The cash security deposits which secured the minimum returns and rents to us under two of the three historical contracts has been combined and continues to secure the minimum return payments under the new agreement for all 71 hotels. These security deposits originally totaled $64,700.  As of June 30, 2011, the amounts of these deposits totaled $3,031, as the deposits have been reduced to fund shortfalls in the operating results from 2009 through June 30, 2011.  The new agreement provides that the combined security deposit may be replenished up to the original amount of $64,700 from 70% of the cash flows realized from operations of the 71 hotels after payment of our minimum returns and working capital advances, if any, by us or Marriott, while 30% is paid to Marriott toward agreed amounts for management fees.

•            In addition to this security deposit, Marriott has provided a limited guaranty for 90% of the minimum returns due to us. The Marriott guaranty is limited to total payments by Marriott to us of $40,000 and it expires on December 31, 2017.

•            The new agreement continues to require that 5 to 6% of gross revenues from hotel operations be escrowed as FF&E reserves.

•            In addition to amounts available in the FF&E reserve, we will fund approximately $102,000 for a general refurbishment of the hotels during the next two years. As we advance such fundings, the amount of the minimum return payments due to us shall increase by 9% per annum of the amounts funded.

•            We and Marriott have identified 21 hotels of the 71 hotels in the new agreement which have been offered for sale.  We currently expect these sales to be completed by December 31, 2011, however, we can provide no assurance that we will sell any of the hotels.  If and as these hotels are sold, we will retain the sales proceeds and the amounts of the minimum returns due to us will decrease by 9% per annum of the sales proceeds.  We

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

currently expect that the proceeds we may receive from the sale of these hotels may be at least equal to the capital investment we will make during the next two years as described above; however, the timing of hotel sales and capital investments will likely differ.

•            One of the contracts which was re-aligned by the new agreement (our historical Marriott Contract No. 4) concerns our hotels which were leased to Barceló Crestline, and are managed by Marriott.  Simultaneously with the agreement between us and Marriott, Marriott arranged with Barceló Crestline to terminate that lease. Accordingly, all 71 affected hotels are owned by us, leased to one of our TRSs and managed by Marriott.  The new agreement is effective retroactively to January 1, 2011.

After giving effect to the January 1, 2011 effective date of the agreement, the net cash flows of the 71 hotels were $15,361 less than the minimum return payments due to us during the six months ended June 30, 2011.  Also, during the period from June 30, 2011 to August 8, 2011, the minimum return payments we received for these hotels were $628 less than the contractual amounts due to us.  We applied the available security deposit to cover these shortfalls.  The retroactive effective date of the agreement had the net effect of increasing the amount of payment shortfalls during the six months ended that were covered by the security deposit by $4,081 because we were able to apply payment shortfalls under our former Marriott No. 2 Contract to the security deposit.  As of August 8, 2011, the remaining balance of the security deposit was $2,403.  Under the terms of the new agreement, we will continue to utilize the security deposit to cover any shortfalls in the payment of the minimum returns for these 71 hotels until such time the deposit becomes fully exhausted.  If the security deposit becomes exhausted, Marriott has provided a limited guaranty of 90% of our minimum returns.

InterContinental agreement.  On July 25, 2011 we entered an agreement to re-align all four of our hotel contracts with InterContinental.  The four affected contracts (which we have historically referred to as our InterContinental Contracts Nos. 1, 2, 3 and 4) concern 130 hotels and provide for payments of minimum returns and rents to us totaling $153,129 per year.  Among other terms the new agreement provides as follows:

•            All 130 hotels have been combined so that any excess cash flows from any of the hotels are available to pay our minimum returns and rents for all 130 hotels.

•            The combined minimum returns and rents due to us from the 130 hotels are $153,129 per year; which is the same amount that was due us under the historical contracts.

•            The historical contracts were scheduled to expire beginning in 2028 through 2031.  The new agreement extends to 2036.  In addition, InterContinental has options to renew the agreement for two consecutive 15 year terms on an all or none basis.

•            The security deposit we hold for the historical InterContinental contracts ($27,557 as of June 30, 2011) continues to secure payment of our minimum returns and rents under the new agreement.  In addition, InterContinental has delivered to us $37,000 to supplement this security deposit.  The security deposit available on June 30, 2011 plus this supplement totaled $64,557.

•            The security deposit may be further increased up to $100,000 from 50% of the cash flows realized from operations of the 130 hotels after payment of our minimum returns and rents.  We hold all security deposits without interest or escrow.

•            The cash flows in excess of amounts used to pay our minimum returns and rents and to fund the security deposit up to $100,000 are available to pay InterContinental’s management fees to agreed amounts, which continue to be subordinated to our minimum returns and rents.

•            Available cash flows after our minimum returns and rents, funding for the security deposit and the agreed management fees are available to pay us additional returns and for incentive fees to InterContinental.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•            We and InterContinental have identified 42 hotels of the 130 hotels in the new agreement which we may remove from the contract and rebrand or offer for sale.  If the hotels are removed from the agreement and rebranded, our minimum returns and rents will be reduced by amounts which we have agreed to with InterContinental; if these hotels are sold, our minimum returns and rents will be reduced by 8% per annum times the net sales proceeds we receive.  In addition to these 42 hotels, one hotel previously managed by InterContinental was sold on July 19, 2011.  We received net sales proceeds of approximately $6,905 and our minimum returns and rents was reduced by 8% per annum of the sales proceeds to the current amount of $153,129 per year.

•            We and InterContinental have committed to a renovation program for all of the hotels included in the agreement pursuant to which we expect to invest approximately $300,000.  The final amounts invested will depend upon the number of hotels which we determine to rebrand or sell and remove from the agreement.  As we fund these renovations, the amounts of our minimum returns and rents will increase by 8% per annum times the amount we invest.  Some of the capital required for these renovations may be provided by hotel sales, but the timing of our renovation fundings and receipts of sales proceeds will likely differ.

•            The new agreement will require that up to 5% of gross revenues from all the hotels be escrowed for FF&E reserves after the planned renovations being separately funded by HPT are completed.  These escrows will be required beginning in 2014 and increase to 5% of gross revenues in 2016. These escrowed funds will be available on a pooled basis to fund renovations for any of our owned hotels managed by InterContinental.

•            The new agreement is effective as of July 1, 2011.

During the six months ended June 30, 2011, the payments we received under our four historical agreements with InterContinental for 131 hotels were $9,315 less than the minimum amounts contractually required. Also, during the period between June 30, 2011 and August 8, 2011, the amounts we received for these hotels under the new agreement were $293 more than the minimum amounts due.  We increased the available security deposit by the additional amounts received.  As of August 8, 2011, the remaining balance of the security deposit which we hold for our InterContinental contract was $64,850.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  These deposits are not escrowed.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

As of August 8, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 Contract.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott which expire in 2012.  In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

TA amendment agreement.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA.  The amended terms are as follows:

•             Our lease for 145 travel centers (which we have historically referred to as TA No. 1) was modified effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year.  The rent will increase to $142,124 per year effective February 1, 2012, plus increases beginning in 2012 based upon

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

percentages of increases in gross revenues which exceed a threshold amount.  In addition to the minimum rent, TA remains obligated to pay us ground rent of approximately $5,026 per year.

•             Our lease for 40 travel centers (which we have historically referred to as TA No. 2) was modified effective January 1, 2011, so that the minimum rent is reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount, with the first $2,500 of percentage rent waived.

•            The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024.  These deferred rent amounts will become due and interest may accrue in certain circumstances set forth in the amendment agreement, including a change in control of TA.

As of August 8, 2011, all obligations to us under our TA leases were current.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  RMR provides management services to both us and TA.  For more information about our relationship with TA and RMR please see the discussion below at “Related Person Transactions”.

Management Agreements and Leases

At June 30, 2011, our 289 hotels were operated under nine operating agreements, including 234 hotels leased to our wholly owned TRSs and managed by independent hotel operating companies and 55 hotels leased to third parties.  We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table on pages 32 and 33 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2011 versus 2010

	For the Three Months Ended June 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$230,335	$195,967	$34,368	17.5%
Rental income:
Minimum rents - hotels	27,986	33,228	(5,242)	(15.8)%
Minimum rents - travel centers	50,254	47,365	2,889	6.1%
Total rental income	78,240	80,593	(2,353)	(2.9)%
FF&E reserve income	5,234	5,831	(597)	(10.2)%

Expenses:
Hotel operating expenses	152,814	130,057	22,757	17.5%
Depreciation and amortization - hotels	37,338	39,833	(2,495)	(6.3)%
Depreciation and amortization - travel centers	20,292	20,893	(601)	(2.9)%
Total depreciation and amortization	57,630	60,726	(3,096)	(5.1)%
General and administrative	10,190	9,731	459	4.7%
Acquisition related costs	763	—	763	—
Loss on asset impairment	7,263	16,384	(9,121)	(55.7)%

Operating income	85,149	65,493	19,656	30.0%

Interest income	14	33	(19)	(57.6)%
Interest expense	(33,331)	(34,987)	(1,656)	(4.7)%
Loss on extinguishment of debt	—	(6,720)	(6,720)	—
Equity in earnings (losses) of an investee	46	(24)	70	291.7%
Income before income taxes	51,878	23,795	28,083	118.0%
Income tax expense	(235)	(585)	(350)	(59.8)%

Net income	51,643	23,210	28,433	122.5%
Net income available for common shareholders	44,173	15,740	28,433	180.6%
Weighted average shares outstanding	123,450	123,389	61	0.0%
Net income available for common shareholders per common share	$0.36	$0.13	$0.23	176.9%

The increase in hotel operating revenues in the second quarter of 2011 compared to the second quarter of 2010 was caused primarily by the increase in revenues at our managed hotels and the conversion of 18 hotels (formerly our Marriott No. 2 Contract) and 19 hotels (formerly our Marriott No. 4 Contract) from leased to managed properties on January 1, 2011 and June 14, 2011, respectively.  Revenues at many of our managed hotels increased from the second quarter of 2010 due to higher occupancy rates and increases in average daily room rates, or ADR.  Additional operating statistics of our hotels are included in the table on page 34.

The decrease in rental income - hotels is a result of the conversion of the 37 hotels from leased portfolios to managed portfolios as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in rental income - travel centers is primarily a result of the net effects of the rent deferral agreement and lease amendment agreement described above and increases in the minimum rents due to us as we funded improvements to certain of our travel centers in 2011.  Rental income for the 2011 period includes $1,195 of straight line rent.  The 2010 period excludes $15,000 of rent deferred by TA under our rent deferral agreement and includes $2,850 of interest earned on deferred amounts which was paid to us.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of the 37 hotels from leased to managed as described above, partially offset by increased levels of hotel sales in 2011 versus 2010 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 37 hotels from leased to managed as described above and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $6,165 and $12,159 less than the minimum returns due to us in the three months ended June 30, 2011 and 2010, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements or applied from the security deposits we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2010 and 2011.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of improvements made to our travel centers during 2010 and 2011.

The increase in general and administrative costs is primarily due to increased professional services fees in 2011 versus 2010.

Acquisition related costs represent costs incurred in connection with a potential acquisition of hotel properties.

In connection with a decision to pursue the sale of four of our InterContinental hotels, we recorded a $16,384, or $0.13 per share, non-cash loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value less costs to sell.  We further decreased the carrying values of these hotels during the three months ended June 30, 2011, and recorded a $315 loss on asset impairment.  In connection with our decision to sell 21 Marriott hotels as described above, we recorded a $3,081, or $0.02 per share, loss on asset impairment in the second quarter of 2011 to reduce the carrying value of 14 of these hotels to their estimated fair value less costs to sell.  Also, in performing our periodic evaluation of real estate assets for impairment during the second quarter of 2011, we revised our value assumptions regarding one InterContinental hotel that we are considering selling as part of our new agreement with InterContinental described above.  As a result, we recorded a $3,867, or $0.03 per share, loss on asset impairment during the second quarter of 2011 to reduce the carrying value of this hotel to its estimated fair value.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The decrease in interest income is due to lower average cash balances during 2011 versus 2010.

The decrease in interest expense is primarily due to lower average borrowings, and lower weighted average interest rates in the 2011 period compared to the 2010 period.

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

Six months Ended June 30, 2011 versus 2010

	For the Six Months Ended June 30,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$427,872	$365,274	$62,598	17.1%
Rental Income:
Minimum rents - hotels	57,687	66,142	(8,455)	(12.8)%
Minimum rents - travel centers	100,086	93,937	6,149	6.5%
Total rental income	157,773	160,079	(2,306)	(1.4)%
FF&E reserve income	10,148	11,146	(998)	(9.0)%

Expenses:
Hotel operating expenses	282,567	235,457	47,110	20.0%
Depreciation and amortization - hotels	73,801	80,312	(6,511)	(8.1)%
Depreciation and amortization - travel centers	40,143	40,951	(808)	(2.0)%
Total depreciation and amortization	113,944	121,263	(7,319)	(6.0)%
General and administrative	19,454	19,313	141	0.7%
Acquisition related costs	763	—	763	—
Loss on asset impairment	7,263	16,384	(9,121)	(55.7)%

Operating income	171,802	144,082	27,720	19.2%

Interest income	43	183	(140)	(76.5)%
Interest expense	(66,670)	(71,892)	(5,222)	(7.3)%
Loss on extinguishment of debt	—	(6,720)	(6,720)	—
Equity in earnings (losses) of an investee	83	(52)	135	259.6%
Income before income taxes	105,258	65,601	39,657	60.5%
Income tax expense	(567)	(1,526)	(959)	(62.8)%

Net income	104,691	64,075	40,616	63.4%
Net income available for common shareholders	89,751	49,135	40,616	82.7%
Weighted average shares outstanding	123,447	123,385	62	0.0%
Net income available for common shareholders per common share	$0.73	$0.40	$0.33	82.5%

The increase in hotel operating revenues in the first six months of 2011 versus the first six months of 2010 was caused primarily by an increase in revenues at our managed hotels and the conversion of the 37 hotels from leased portfolios to managed portfolios as described above. Revenues at many of our managed hotels increased from the six months ended June 30, 2010 due to higher occupancy rates and increases in ADR.  Additional operating statistics of our hotels are included in the table on page 34.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in rental income - hotels is a result of the conversion of the 37 hotels from leased portfolios to managed portfolios as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

The increase in rental income - travel centers is primarily a result of the net effects of the rent deferral agreement and lease amendment agreement described above and increases in the minimum rents due to us as we funded improvements to certain of our travel centers in 2011.  Rental income for the 2011 period includes $2,399 of straight line rent.  The 2010 period excludes $30,000 of rent deferred by TA under our rent deferral agreement and includes $6,150 of interest earned on deferred amounts.

The decrease in FF&E reserve income is primarily the result of the conversion of the 37 hotels from leased to managed as described above, partially offset by increased levels of hotel sales in 2011 versus 2010 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 37 hotels from leased to managed as described above and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $31,222 and $40,749 less than the minimum returns due to us in the six months ended June 30, 2011 and 2010, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns were funded by the managers of these hotels under the terms of our operating agreements or applied from the security deposits we hold.

The decrease in depreciation and amortization - hotels is primarily due to fully depreciated improvements that were retired, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2010 and 2011.

The decrease in depreciation and amortization - travel centers is primarily due to fully depreciated improvements that were retired, partially offset by depreciation and amortization of improvements we purchased at our travel centers during 2010 and 2011.

The increase in general and administrative costs is primarily due to increased professional services fees in 2011 versus 2010.

Acquisition related costs represent costs incurred in connection with a potential acquisition of hotel properties.

In connection with a decision to pursue the sale of four of our InterContinental hotels, we recorded a $16,384, or $0.13 per share, non-cash loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value less costs to sell.  We further decreased the carrying values of these hotels during the three months ended June 30, 2011, and recorded a $315 loss on asset impairment.  In connection with our decision to sell 21 Marriott hotels as described above, we recorded a $3,081, or $0.02 per share, loss on asset impairment in the second quarter of 2011 to reduce the carrying value of 14 of these hotels to their estimated fair value less costs to sell.  Also, in performing our periodic evaluation of real estate assets for impairment during the second quarter of 2011, we revised our value assumptions regarding one InterContinental hotel that we are considering selling as part of our new agreement with InterContinental described above.  As a result, we recorded a $3,867, or $0.03 per share, loss on asset impairment during the second quarter of 2011 to reduce the carrying value of this hotel to its estimated fair value.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The decrease in interest income is due to lower average cash balances during 2011 versus 2010.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The decrease in interest expense is primarily due to lower average borrowings and lower weighted average interest rates during 2011 versus 2010.

During the six months ended June 30, 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260, $1,058 of the equity component of the notes and $588 of transaction costs.

Equity in earnings (losses) of an investee represents our proportionate share of earnings (losses) of AIC.

The decrease in income tax expense is primarily the result of a decrease in taxable income for state income tax purposes in the 2011 period compared to the 2010 period.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2011, all 474 of our properties were operated under 11 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or as tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the table on pages 32 and 33.  During the twelve months ended June 30, 2011, all of our 9 hotel operating agreements generated coverage of less than 1.0x (0.35x to 0.80x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended June 30, 2011, the operating results from our 185 properties in our two travel center leases generated coverage of 1.47x and 1.38x, respectively.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

Two hundred ninety (290) of our properties, representing 63% of our total investments at cost as of June 30, 2011, are operated under six management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the total sales less total expenses and required FF&E reserve payments fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features in our agreements to cover these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and may be exhausted, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period.

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

Changes in our cash flows in the six month period ended June 30, 2011 compared to the same period in 2010 were as follows: (1) cash flow provided by operating activities decreased from $167,501 in 2010 to $166,882 in 2011; (2) cash used in investment activities increased from $20,533 in 2010 to $48,088 in 2011; and (3) cash used in financing activities decreased from $273,613 in 2010 to $120,423 in 2011.

The decrease in cash provided by operating activities between 2011 and 2010 is due primarily to increases in security deposits applied to payment shortfalls in the 2011 period compared to 2010. The increase in investment activities is primarily due to increased acquisitions of improvements at our properties in the 2011 period compared to 2010.  The net decrease in cash used in financing activities between 2011 and 2010 is primarily a result of our repurchase of $185,626 of our convertible senior notes in 2010.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at most of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2011, our hotel managers and hotel tenants contributed $27,268 to these accounts and $62,737 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of June 30, 2011, there was $51,686 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2011, we funded $6,535 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels included in our two Marriott portfolio agreements using existing cash balances.  We expect to fund $13,445 for our Marriott No. 1 portfolio during the remainder of 2011 using existing cash balances or borrowings under our revolving credit facility.   As we fund these improvements, the minimum rents and returns payable to us increase.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the June 2011 agreement we entered with Marriott for management of 71 hotels, we agreed to provide approximately $102,000 of funding during the next two years for renovations of certain of these hotels and for other improvements.  As we fund improvements pursuant to this agreement, the minimum returns payable to us increase.  We currently expect to begin funding under this agreement in 2012.

Pursuant to the July 2011 agreement we entered with InterContinental for management of 130 hotels, we have committed to a renovation program for all of the hotels included in the new management agreement pursuant to which we expect to invest approximately $300,000.  As we fund improvements pursuant to this agreement, the minimum returns payable to us increase.  We expect to fund $42,000 during the remainder of 2011 using existing cash balances or borrowings under our revolving credit facility.

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

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  We funded $35,863 for capital improvements to TA under this lease provision during the three months ended June 30, 2011 and currently expect to fund additional amounts for capital improvements to our properties during the remainder of 2011, using funds from our existing cash balances or borrowings under our revolving credit facility.

On January 14, 2011 and April 15, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2011 and April 14, 2011, respectively. On June 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on June 30, 2011, with respect to the period ended July 14, 2011. We paid this amount on July 15, 2011.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

On February 15, 2011 and May 16, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2011 and May 15, 2011, respectively.  On July 1, 2011, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on July 30, 2011, with respect to the period ending August 14, 2011. We expect to pay this amount on or about August 15, 2011 using existing cash balances and borrowings under our revolving credit facility.

On February 23, 2011 and May 24, 2011, we paid a $0.45 per share distribution to our common shareholders.  On July 1, 2011, we declared a $0.45 per share distribution to our common shareholders of record on July 11, 2011.  We expect to pay this amount on or about August 24, 2011, using existing cash balances and borrowings under our revolving credit facility.

On January 3, 2011, we repaid without penalty our 3.8% mortgage note payable, which had a principal balance of $3,383, using existing cash balances.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. The annual interest rate payable for drawn amounts under the facility is LIBOR plus a spread and was 0.74% as of June 30, 2011. Borrowings under the revolving credit facility can be up to $750,000.  Borrowings under our revolving credit facility are unsecured. Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of June 30, and August 8, 2011, we had $153,000 and $57,000, respectively, outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of June 30, 2011 were as follows: $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018,

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

and $79,054 in 2027. Our $79,054 of 3.8% convertible senior notes due 2027 are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

At June 30, 2011, we had $3,253 of cash and cash equivalents and $597,000 available to draw under our revolving credit facility.  We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

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

Our unsecured revolving credit facility matures on October 24, 2011.  We are currently in negotiations with our lenders regarding a new unsecured credit facility that we currently expect to be in effect prior to the maturity date of our existing facility.  However, we cannot provide assurance that we will be able to refinance our revolving credit facility or that, if refinanced, we will be able to maintain its current size.  Also, in current market conditions, we expect the interest and other charges we may have to pay when we enter into a new revolving credit facility will increase and that these increases may be material.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at June 30, 2011, consist of our revolving credit facility, $1,971,883 of unsecured term debt and convertible notes. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2011, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2011, we owned 289 hotels and 185 travel centers which are grouped into 11 operating agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Hyatt and Carlson, under nine agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of June 30, 2011, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Marriott®/ Residence Inn by Marriott®/ Courtyard by Marriott®/ TownePlace Suites by Marriott®/ SpringHill Suites by Marriott®	Marriott®	Staybridge Suites®	Candlewood Suites ®	InterContinental®/ Crowne Plaza®/ Holiday Inn®/ Staybridge Suites®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234) (1)	Marriott (no. 5)	InterContinental (no. 1) (2)	InterContinental (no. 2) (2)	InterContinental (no. 3) (2)

Number of Properties:	53	71 (3)	1	31 (4)	76 (4)	14 (4)

Number of Rooms / Suites:	7,610	9,954	356	3,844	9,220	4,139

Number of States:	24	24	1	16	29	7 plus Ontario and Puerto Rico

Tenant:	Subsidiary of Host Hotels & Resorts.	Our TRS.	Subsidiary of Marriott.	Our TRS.	Our TRS.	Our TRS and a subsidiary of InterContinental.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of InterContinental.	Subsidiaries of InterContinental.

Investment (000s) (5):	$663,943	$952,026	$90,078	$436,708	$590,971	$512,373

Security Deposit (000s):	$50,540	$3,031 (6)	—	$27,557 (7)	$27,557 (7)	$27,557 (7)

End of Current Term:	2012	2025	2019	2031	2028	2029

Renewal Options (8):	3 for 12 years each. (9)	2 for 10 years each.	4 for 15 years each.	2 for 12.5 years each.	2 for 15 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (10):	$66,256	$98,404	$9,495	$37,882	$50,000	$44,258

Additional Return:	—	62.5% of cash flow in excess of minimum return. (11)	—	—	$10,000 (12)	$3,458 (12)

Percentage Return / Rent (13):	5.0% of revenues above 1994/95 revenues.	—	CPI based calculation.	7.5% of revenues above 2004/06/08 revenues.	7.5% of revenues above 2006/2007 revenues.	7.5% of revenues above 2006/07 revenues.
Return / Rent Coverage (14):
Year ended 12/31/10:	0.75x	0.67x	0.17x	0.74x	0.69x	0.59x
Twelve months ended 6/30/11:	0.73x	0.68x	0.35x	0.79x	0.79x	0.66x
Three months ended 6/30/11:	0.99x	0.86x	0.58x	0.98x	1.02x	0.96x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guarantee provided by Marriott.	Marriott guarantee.	Limited guarantee provided by InterContinental; parent minimum net worth requirement.(7)	Limited guarantee provided by InterContinental; parent minimum net worth requirement.(7)	Limited guarantee provided by InterContinental; parent minimum net worth requirement.(7)

(1)

In June 2011, we entered an agreement to re-align three of our contracts with Marriott. The three contracts, which we historically referred to as our Marriott Nos. 2, 3 and 4 Contracts concerning 71 hotels, have been combined under one agreement, which expires in 2025. We now refer to this contract as Marriott No. 234.

(2)

In July 2011, we entered an agreement to re-align our four contracts with InterContinental. The four contracts concerning 130 hotels (one hotel was sold in July 2011), have been combined under one agreement, which expires in 2036.

(3)

We have decided to pursue the sale of 21 hotels included in this agreement, consisting of nine TownPlace Suites hotels, six Residence Inn hotels, five Courtyard hotels and one Marriott hotel.  The information provided in this table includes these 21 hotels.

(4)

In connection with the re-alignment described in Note 2, we may decide to pursue the sale or rebranding of up to 42 hotels included in this agreement. The information provided in this table includes these 42 hotels.

(5)	Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.
(6)

The original amount of this security deposit was $64,700. As of June 30, 2011 we have applied $61,669 of the security deposit to cover deficiencies in the minimum returns due to us for this agreement. An additional $628 was applied in July and August 2011 to cover additional deficiencies in the minimum rent. As of August 8, 2011, the balance of this security deposit is $2,403.

(7)

The limited guarantee that secured InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios was exhausted in January 2011. In addition to the limited guarantee, a single deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios. The original amount of this security deposit was $36,872. As of June 30, 2011, we have applied $9,315 of the security deposit to cover deficiencies in the minimum returns/rent paid by InterContinental for these agreements. As part of the July 2011 agreement described in Note 2, InterContinental provided us with an additional $37,000 to supplement the existing security deposit that secures InterContinental’s obligations under the new agreement. We received $293 more than the minimum amounts due in July and August and increased the available security deposit by the additional amount. As of August 8, 2011, the balance of this security deposit is $64,850.

(8)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(9)

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term. Assuming no default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott, which expire in 2012. In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

(10)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(11)

This management agreement provides for payment to us of 62.5% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit.

(12)

These agreements provide for annual additional return payments to us of the amounts stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return and payment of certain management fees. These amounts are not guaranteed or secured by deposits.

(13)

Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(14)

We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us. Coverage data for Marriott No. 234 has been adjusted to reflect the terms of the new combined contract.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Crowne Plaza®/ Staybridge Suites®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	InterContinental (no. 4) (1)	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	11

Number of Properties:	10 (2)	22	11	145	40	474

Number of Rooms / Suites:	2,937	2,724	2,096	— (3)	—	42,880 (3)

Number of States:	5	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiaries of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.	5 Managers

Investment (000s) (4):	$254,876	$301,942	$202,251	$1,871,162	$718,014	$6,594,344

Security Deposit (000s):	$27,557 (5)	—	—	—	—	$81,128

End of Current Term:	2030	2030	2030	2022	2024	2012-2031 (average 16 years)
Renewal Options (6):	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.	—

Annual Minimum Return / Minimum Rent (000s) (7):	$21,541	$22,037	$12,920	$142,150 (8)	$55,223(8)	$560,166

Additional Return:	$1,750 (9)	50% of cash flow in excess of minimum return. (10)	50% of cash flow in excess of minimum return. (10)	—	—	$15,208
Percentage Return / Rent (11):	7.5% of revenues above 2007 revenues.	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.	—
Return / Rent Coverage (12)(13):
Year ended 12/31/10:	0.34x	0.71x	0.59x	1.28x	1.15x	0.17x — 1.28x
Twelve months ended 6/30/11:	0.43x	0.80x	0.63x	1.47x	1.38x	0.35x — 1.47x
Three months ended 6/30/11:	0.66x	1.00x	0.69x	2.00x	1.90x	0.58x — 2.00x

Other Security Features:	Limited guarantee provided by InterContinental; parent minimum net worth requirement.	Limited guarantee provided by Hyatt; parent minimum net worth requirement.	Limited guarantee provided by Carlson; parent minimum net worth requirement.	TA parent guarantee.	TA parent guarantee.	—

(1)

In July 2011, we entered an agreement to re-align our contracts with InterContinental. The four contracts concerning 130 hotels (one hotel was sold in July 2011), have been combined under one agreement, which expires in 2036.

(2)

In connection with the re-alignment described in Note 1, we may decide to pursue the sale or rebranding of up to 42 hotels included in this agreement. The information provided in this table includes these 42 hotels.

(3)	Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(4)	Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.
(5)

The limited guarantee that secured InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios was exhausted in January 2011. In addition to the limited guarantee, a single deposit secures InterContinental’s obligations under the InterContinental No. 1, No. 2, No. 3 and No. 4 portfolios. The original amount of this security deposit was $36,872. As of June 30, 2011, we have applied $9,315 of the security deposit to cover deficiencies in the minimum returns/rent paid by InterContinental for these agreements. As part of the July 2011 agreement described in Note 2, InterContinental provided us with an additional $37,000 to supplement the existing security deposit that secures InterContinental’s obligations under the new agreement. We received $293 more than the minimum amounts due in July and August and increased the available security deposit by the additional amount. As of August 8, 2011, the balance of this security deposit is $64,850.

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

(8)

Effective January 1, 2011, we entered a lease amendment with TA and the rents presented above represent TA’s contractual obligations under the amended lease. The amounts presented for the TA No. 1 lease includes approximately $5,026 of ground rent due to us from TA.

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

	No. of	No. of Rooms	Second Quarter(1)			Year to Date(1)
Management/Lease Agreement	Hotels	/Suites	2011	2010	Change	2011	2010	Change
ADR
InterContinental (no. 1)(3)	31	3,844	$98.48	$94.57	4.1%	$98.41	$95.67	2.9%
InterContinental (no. 2)(3)	76	9,220	58.91	57.19	3.0%	58.88	57.93	1.6%
InterContinental (no. 3)(2)(3)	14	4,139	124.73	120.59	3.4%	124.12	119.68	3.7%
InterContinental (no. 4)(3)	10	2,937	93.28	89.19	4.6%	93.05	89.74	3.7%
Marriott (no. 1)	53	7,610	108.09	104.85	3.1%	108.31	105.20	3.0%
Marriott (no. 234) (4)	71	9,954	101.18	98.55	2.7%	100.86	98.74	2.1%
Marriott (no. 5)	1	356	215.70	171.38	25.9%	212.00	180.83	17.2%
Hyatt	22	2,724	88.62	85.03	4.2%	89.38	84.30	6.0%
Carlson	11	2,096	85.89	83.12	3.3%	87.30	84.44	3.4%
Total/Average	289	42,880	$93.64	$90.50	3.5%	$93.60	$91.05	2.8%

OCCUPANCY
InterContinental (no. 1)(3)	31	3,844	83.0%	81.8%	1.2 Pts	78.7%	76.1%	2.6 Pts
InterContinental (no. 2)(3)	76	9,220	79.8%	75.3%	4.5 Pts	75.4%	69.5%	5.9 Pts
InterContinental (no. 3)(2)(3)	14	4,139	80.7%	79.6%	1.1 Pts	76.5%	74.7%	1.8 Pts
InterContinental (no. 4)(3)	10	2,937	74.5%	70.9%	3.6 Pts	72.9%	67.7%	5.2 Pts
Marriott (no. 1)	53	7,610	69.1%	66.3%	2.8 Pts	64.3%	62.1%	2.2 Pts
Marriott (no. 234) (4)	71	9,954	73.6%	69.8%	3.8 Pts	68.7%	66.4%	2.3 Pts
Marriott (no. 5)	1	356	87.5%	86.5%	1.0 Pts	85.2%	80.6%	4.6 Pts
Hyatt	22	2,724	82.1%	80.9%	1.2 Pts	77.6%	77.2%	0.4 Pts
Carlson	11	2,096	66.1%	59.5%	6.6 Pts	64.0%	58.8%	5.2 Pts
Total/Average	289	42,880	76.2%	72.9%	3.3 Pts	71.9%	68.6%	3.3 Pts

RevPAR
InterContinental (no. 1)(3)	31	3,844	$81.74	$77.36	5.7%	$77.45	$72.80	6.4%
InterContinental (no. 2)(3)	76	9,220	47.01	43.06	9.2%	44.40	40.26	10.3%
InterContinental (no. 3)(2)(3)	14	4,139	100.66	95.99	4.9%	94.95	89.40	6.2%
InterContinental (no. 4)(3)	10	2,937	69.49	63.24	9.9%	67.83	60.75	11.7%
Marriott (no. 1)	53	7,610	74.69	69.52	7.4%	69.64	65.33	6.6%
Marriott (no. 234) (4)	71	9,954	74.47	68.79	8.3%	69.29	65.56	5.7%
Marriott (no. 5)	1	356	188.74	148.24	27.3%	180.62	145.75	23.9%
Hyatt	22	2,724	72.76	68.79	5.8%	69.36	65.08	6.6%
Carlson	11	2,096	56.77	49.46	14.8%	55.87	49.65	12.5%
Total/Average	289	42,880	$71.35	$65.97	8.2%	$67.30	$62.46	7.7%

(1)          Includes data for the calendar periods indicated, except for our Marriott® branded hotels, which include data for comparable fiscal periods.

(2)          On July 19, 2011, we sold our Holiday Inn hotel in Memphis, Tennessee.  The information provided in this table includes this hotel.

(3)          In July 2011, we entered an agreement to re-align our four contracts with InterContinental. The four contracts, which we historically referred to as our InterContinental Nos. 1, 2, 3 and 4 contracts concerning 130 hotels, have been combined under one agreement. In connection with this agreement, we may decide to pursue the sale or rebranding of up to 42 hotels included in this agreement. The information provided in this table includes these 42 hotels.

(4)          In June 2011, we entered an agreement to re-align three of our contracts with Marriott. The three contracts, which we historically referred to as our Marriott Nos. 2, 3 and 4 Contracts concerning 71 hotels, have been combined under one agreement.  In connection with this agreement, we have decided to pursue the sale of 21 hotels included in this agreement. The information provided in this table includes these 21 hotels.

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

Related Person Transactions

As noted above, TA is our largest tenant.  TA is our former subsidiary and we are its largest shareholder.  In May 2011, we acquired an additional 1,000,000 TA common shares for $5,690 as part of a public offering by TA.  As of June 30, 2011, we owned 2,540,000 common shares of TA (approximately 9.1% of its total shares outstanding).  RMR provides management services to both us and TA.  One of our Managing Trustees is a Director of TA and our other Trustees also serve as trustees and directors of other companies managed by RMR.  We lease our 185 travel centers to TA under two lease agreements, which we refer to as our TA No. 1 and TA No. 2 agreements.  During the three months ended June 30, 2011 we purchased from TA improvements to our properties leased to TA totaling $35,863 and our rent due from TA was increased pursuant to formulas in these leases.  We recognized rental income of $50,254 and $100,086 for the three and six months ended June 30, 2011, respectively, and $47,421 and $94,049 for the three and six months ended June 30, 2010, respectively, under our lease agreements with TA.  See the table on page 33 for more information about the terms of our leases with TA.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to these agreements, we incurred expenses of $8,589 and $16,874, and $8,258 and $16,408 for the three and six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.

We, TA, RMR and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are directors of AIC.  As of June 30, 2011, we have invested $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment is carried on our condensed consolidated balance sheets in other assets and had a carrying value of $5,202 and $5,077 as of June 30, 2011 and December 31, 2010, respectively.  During the three and six months ended June 30, 2011, we recognized earnings of $46 and $83, respectively, related to this investment. During the three and six months ended June 30, 2010, we recognized a loss of $24 and $52, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total premiums under this program for the policy years expiring May 31, 2012 and 2011 were $5,773 and $4,816 (which increase primarily arises from the increase in the number of our insured assets), respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include property insurance for additional properties we own and other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about the relationships among us, our Trustees and executive officers, RMR, TA, AIC and other companies to which RMR provides management services, and about the risks which may arise from these relationships, please refer to our 2010 Annual Report and our other filings with the SEC, including, the sections captioned “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Person Transactions” in our 2010 Annual Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and the Company Review of Such Transactions” in our Proxy Statement dated February 22, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our filings with the SEC, including our 2010 Annual Report, our quarterly reports and our Proxy Statement, are available at the SEC’s website: www.sec.gov.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO and Normalized FFO for the three and six months ended June 30, 2011 and 2010.  We believe that in order to facilitate a more complete understanding of our consolidated historical operating results, these measures should be considered in conjunction with net income and cash flow from operating activities as presented in our condensed consolidated statements of income, condensed consolidated statements of cash flow and data included elsewhere in this Quarterly Report on Form 10-Q.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from the NAREIT’s definition of FFO because we include percentage rent and exclude loss on early extinguishment of debt, impairment of assets and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2011 and 2010 and reconciliations of FFO and Normalized FFO to net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$44,173	$15,740	$89,751	$49,135
Depreciation expense	57,630	60,726	113,944	121,263
FFO	101,803	76,466	203,695	170,398
Deferred percentage rent (1)	395	454	936	788
Acquisition related costs	763	—	763	—
Loss on asset impairment	7,263	16,384	7,263	16,384
Loss on extinguishment of debt	—	6,720	—	6,720
Normalized FFO	$110,224	$100,024	$212,657	$194,290

Weighted average shares outstanding	123,450	123,389	123,447	123,385

FFO per share	$0.82	$0.62	$1.65	$1.38
Normalized FFO per share	$0.89	$0.81	$1.72	$1.57
Distributions declared per share	$0.45	$0.45	$0.90	$0.90

(1)          In calculating net income, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies are met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

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

As of June 30, 2011, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,491. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2011, and discounted cash flow analyses, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $27,711.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

On January 3, 2011, we repaid, without penalty, the remaining $3,383 of principal of our 8.3% mortgage note secured by one hotel.

HOSPITALITY PROPERTIES TRUST

Our unsecured revolving credit facility matures on October 24, 2011; we are currently in negotiations with lenders regarding a new unsecured revolving credit facility prior to the maturity date of our existing facility.  Our revolving credit facility bears interest at floating rates.  At June 30, 2011, we had $153,000 outstanding and $597,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread (0.74% as of June 30, 2011). Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $153,000 under our revolving credit facility was 0.74% per annum at June 30, 2011. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of June 30, 2011:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2011	0.74%	$153,000	$1,132
10% increase	0.81%	$153,000	$1,239
10% reduction	0.67%	$153,000	$1,025

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US;

•                  THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY THE AMENDED AND DEFERRED RENT AMOUNTS DUE TO US;

•                  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF ANY SUCH DISTRIBUTIONS;

•                  OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL;

•                  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES;

•                  THE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY;

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

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS AND PROPERTY MANAGERS OPERATE;

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL; AND

HOSPITALITY PROPERTIES TRUST

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA AND RMR AND THEIR RELATED PERSONS AND ENTITIES.

FOR EXAMPLE:

•                  OUR ABILITY TO MAKE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS.  IF OUR TENANTS AND MANAGERS DO NOT PAY THE AMOUNTS DUE TO US, WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON OR PREFERRED SHARES AND DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY;

•                  WE MAY BE UNABLE TO REFINANCE OR REPAY OUR REVOLVING CREDIT FACILITY OR OUR OTHER DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

•                  THE MARRIOTT AND INTERCONTINENTAL SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, MARRIOTT’S OR INTERCONTINENTAL’S FAILURE TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

•                  WE EXPECT THAT IF THE SECURITY DEPOSIT WE HOLD UNDER OUR NEW MARRIOTT AGREEMENT IS EXHAUSTED, MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY.  THIS STATEMENT IMPLIES MARRIOTT WILL BE ABLE OR WILLING TO FULFILL ITS OBLIGATION UNDER THIS GUARANTY, OR THAT SHORTFALLS WILL NOT EXCEED THE GUARANTEE CAP.  WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF ITS HOTELS;

•                  WE EXPECT THAT INTERCONTINENTAL WILL CONTINUE TO PAY US THE NET CASH FLOWS FROM OPERATIONS OF THE HOTELS INCLUDED IN ITS CONTRACT AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS.  HOWEVER, THE SECURITY DEPOSIT WE HOLD IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS;

•                  HOTEL ROOM DEMAND IS USUALLY A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.  ALSO CONTINUED DEPRESSED HOTEL OPERATING RESULTS FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM OUR HOTEL INVESTMENTS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED;

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

HOSPITALITY PROPERTIES TRUST

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES; AND

•                  WE ARE CONSIDERING SELLING CERTAIN HOTELS AND EXPECT SOME OF THESE SALES TO BE COMPLETED BY DECEMBER 31, 2011.  IN FACT, WE MAY BE UNABLE TO SELL ANY OF THE HOTELS WE DECIDE TO SELL BY DECEMBER 31, 2011 OR AT ALL OR MAY SELL THE HOTELS AT AMOUNTS THAT ARE LESS THAN THEIR CARRYING VALUES.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR PROPERTIES, MANAGERS’ OR TENANTS’ REVENUES OR COSTS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR 2010 ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” HEREIN AND IN OUR 2010 ANNUAL REPORT AND IN OUR FILINGS WITH THE SEC, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE AT THE SEC’S WEBSITE: WWW.SEC.GOV.

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

During the six months ended June 30, 2011, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

On June 14, 2011, we entered into an agreement to re-align and extend our Marriott No. 2, 3 and 4 management contracts with Marriott.  The new agreement covering 71 hotels was effective January 1, 2011.  The combined minimum returns due to us under the new agreement remained unchanged at $98.4 million per year.  Under the new agreement, the security deposits under the historical contracts were combined and we will utilize the security deposit to cover shortfalls in the payment of the minimum amounts contractually required for all 71 hotels.  During the six months ended June 30, 2011, the net cash flows generated by the operations of these hotels were $15.4 million less than the minimum amounts contractually required.  Also, during the period between June 30, 2011 and August 8, 2011, the amounts we received for this portfolio were $0.6 million less than the minimum returns due.  We applied the available security deposit to cover these shortfalls.  At August 8, 2011, the remaining balance of the security deposit which we hold for the new agreement was $2.4 million.  If the security deposit becomes exhausted, Marriott has provided a limited guaranty of 90% of the minimum returns due to us.  However, the Marriott guaranty is limited to total payments by Marriott to us of $40.0 million and it expires on December 31, 2017.

On July 25, 2011, we entered into an agreement to revise and extend our four contracts with InterContinental.  The new agreement covering 130 hotels was effective July 1, 2011.  The combined minimum returns and rents due to us under the new agreement remained unchanged at $153.1 million per year.  Under the new agreement, the security deposit we hold for the historical contracts continues to secure payments to us under the new agreement.  In addition, InterContinental has provided us $37.0 million to supplement this security deposit.  During the six months ended June 30, 2011, the net cash flows generated by the operations of these hotels were $9.3 million less than the minimum amounts contractually required.  Also, during the period between June 30, 2011 and August 8, 2011, the amounts we received for this portfolio were $0.3 million more than the minimum returns due.  We increased the available security deposit by the additional amounts received.  At August 8, 2011, the remaining balance of the security deposit which we hold for the new agreement was $64.9 million.

When and if the aforesaid security deposits and Marriott guaranty are exhausted, we may not receive the amounts contractually set as minimum returns due to us from Marriott and InterContinental, respectively.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

As previously reported, on May 11, 2011, we granted each of our trustees 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $24.27 per share, the closing price of our common shares on the New York Stock

HOSPITALITY PROPERTIES TRUST

Exchange on that day.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

HOSPITALITY PROPERTIES TRUST

Item 6.  Exhibits

10.1

Pooling Agreement, dated as of June 14, 2011, among HPT TRS MRP, Inc., Marriott and certain subsidiaries of Marriott. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011.)

10.2	Form of Management Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011.)

10.3

Management Agreement, dated as of July 1, 2011, among HPT IHG TRS-1, Inc., HPT IHG TRS-2, Inc., HPT IHG TRS-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011.)

10.4	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2011.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32	Section 1350 Certification. (Furnished herewith.)

101

The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 9, 2011

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 9, 2011