Form 10-Q
period 2011-09-30
HOSPITALITY PROPERTIES TRUST
filed 2011-11-08
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 7, 2011: 123,521,535

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2011

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

Part 1     Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS

Real estate properties, at cost:
Land	$1,361,557	$1,389,594
Buildings, improvements and equipment	4,711,158	4,909,488
	6,072,715	6,299,082
Accumulated depreciation	(1,322,255)	(1,370,592)
	4,750,460	4,928,490
Properties held for sale	131,361	7,125
Cash and cash equivalents	6,487	4,882
Restricted cash (FF&E reserve escrow)	41,747	80,621
Other assets, net	181,014	171,168
	$5,111,069	$5,192,286
LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$115,000	$144,000
Senior notes, net of discounts	1,887,508	1,886,356
Convertible senior notes, net of discount	78,480	77,484
Mortgage payable	—	3,383
Security deposits	115,036	105,859
Accounts payable and other liabilities	75,380	107,297
Due to related persons	12,619	2,912
Dividends payable	4,754	4,754
Total liabilities	2,288,777	2,332,045

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $.01 par value; 150,000,000 shares authorized; 123,521,535 and 123,444,235 issued and outstanding, respectively	1,235	1,234
Additional paid in capital	3,463,534	3,462,169
Cumulative net income	2,194,735	2,042,513
Cumulative other comprehensive income (loss)	(242)	2,231
Cumulative preferred distributions	(205,811)	(183,401)
Cumulative common distributions	(3,021,298)	(2,854,644)
Total shareholders’ equity	2,822,292	2,860,241
	$5,111,069	$5,192,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Hotel operating revenues	$242,995	$193,626	$670,867	$558,900
Rental income	72,305	81,695	230,078	241,774
FF&E reserve income	3,389	5,877	13,537	17,023
Total revenues	318,689	281,198	914,482	817,697

Expenses:
Hotel operating expenses	168,278	128,601	450,845	364,058
Depreciation and amortization	57,106	57,997	171,050	179,260
General and administrative	11,292	10,082	30,746	29,396
Acquisition related costs	387	—	1,150	—
Loss on asset impairment	—	—	7,263	16,384
Total expenses	237,063	196,680	661,054	589,098

Operating income	81,626	84,518	253,428	228,599

Interest income	11	33	54	216
Interest expense (including amortization of deferred financing costs and debt discounts of $1,614, $1,488, $4,623 and $5,629, respectively)	(33,513)	(33,475)	(100,183)	(105,367)
Loss on extinguishment of debt	—	—	—	(6,720)
Equity in earnings (losses) of an investee	28	34	111	(17)
Income before income taxes	48,152	51,110	153,410	116,711
Income tax expense	(621)	(878)	(1,188)	(2,404)

Net income	47,531	50,232	152,222	114,307
Preferred distributions	(7,470)	(7,470)	(22,410)	(22,410)

Net income available for common shareholders	$40,061	$42,762	$129,812	$91,897

Weighted average common shares outstanding	123,465	123,399	123,453	123,389

Basic and diluted earnings per common share:

Net income available for common shareholders	$0.32	$0.35	$1.05	$0.74

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$152,222	$114,307
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	171,050	179,260
Amortization of deferred financing costs and debt discounts as interest	4,623	5,629
Straight line rental income	(3,684)	—
Security deposits applied to payment shortfalls	(27,814)	(19,749)
FF&E reserve income and deposits	(39,592)	(44,451)
Loss on extinguishment of debt	—	6,720
Loss on asset impairment	7,263	16,384
Equity in (earnings) losses of an investee	(111)	17
Other non-cash (income) expense, net	134	(1,943)
Changes in assets and liabilities:
Increase in other assets	(3,546)	(1,585)
Decrease in accounts payable and other liabilities	(20,413)	(23,730)
Increase in due to related persons	8,596	8,461
Cash provided by operating activities	248,728	239,320

Cash flows from investing activities:
Real estate acquisitions and improvements	(45,614)	(7,043)
FF&E reserve fundings	(11,425)	(55,004)
Net proceeds from sale of real estate	6,905	—
Investment in TravelCenters of America common shares	(5,690)	—
Investment in Affiliates Insurance Company	—	(76)
Increase in security deposits	37,000	—
Cash used in investing activities	(18,824)	(62,123)

Cash flows from financing activities:
Repayment of mortgage note	(3,383)	—
Repurchase of convertible senior notes	—	(185,626)
Repayment of senior notes	—	(50,000)
Borrowings under revolving credit facility	200,000	228,000
Repayments of revolving credit facility	(229,000)	(105,000)
Deferred financing costs	(6,852)	(1,125)
Distributions to preferred shareholders	(22,410)	(22,410)
Distributions to common shareholders	(166,654)	(166,573)
Cash used in financing activities	(228,299)	(302,734)
Increase (decrease) in cash and cash equivalents	1,605	(125,537)
Cash and cash equivalents at beginning of period	4,882	130,399
Cash and cash equivalents at end of period	$6,487	$4,862

Supplemental cash flow information:
Cash paid for interest	$117,958	$126,619
Cash paid for income taxes	1,354	1,737
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$42,497	$45,309
Property managers’ purchases with FF&E reserve	(92,795)	(58,615)
Non-cash financing activities:
Issuance of common shares	$1,366	$1,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, or we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our 2010 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All material intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are, therefore, the primary beneficiary of each VIE.

Note 2.  New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this update to cause any material changes to our consolidated financial statements.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and nine months ended September 30, 2011 and 2010.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements.  Rental income includes $1,195 and $3,594 for the three and nine months ended September 30, 2011, respectively, of adjustments necessary to record rent on the straight line basis. These adjustments relate to our lease with TravelCenters of America LLC, or TA, for 145 travel centers. See Notes 10 and 11 for further information relating to our TA leases.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $481 and $1,417 for the three and nine months ended September 30, 2011, respectively, and $375 and $1,163 for the three and nine months ended September 30, 2010, respectively.

We own all the capital expenditure reserves, or FF&E reserve escrows, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at September 30, 2011 or 2010.

Note 5.  Shareholders’ Equity

Distributions

On January 14, 2011, April 15, 2011 and July 15, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2011, April 14, 2011 and July 14, 2011, respectively. On September 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on September 30, 2011, with respect to the period ended October 14, 2011. We paid this amount on October 17, 2011.

On February 15, 2011, May 16, 2011 and August 15, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2011, May 14, 2011 and August 14, 2011, respectively.  On October 3, 2011, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on October 31, 2011, with respect to the period ending November 14, 2011. We expect to pay this amount on or about November 15, 2011.

On February 23, 2011, May 24, 2011 and August 23, 2011, we paid a $0.45 per share distribution to our common shareholders.  On October 12, 2011, we declared a $0.45 per share distribution to our common shareholders of record on October 26, 2011.  We expect to pay this amount on or about November 23, 2011.

Common Share Issuances

On May 11, 2011, pursuant to our equity compensation plan, we granted 2,000 common shares, valued at $24.27 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 67,300 common shares, valued at $24.19 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager Reit Management & Research LLC, or RMR.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2011 and 2010:

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$47,531	$50,232	$152,222	$114,307
Change in unrealized appreciation (depreciation) on TA common shares	(4,877)	1,740	(2,531)	(1,494)
Increase in share of investee’s equity adjustments for other comprehensive income	15	—	58	—
Comprehensive income	$42,669	$51,972	$149,749	$112,813

Cumulative other comprehensive income represents the unrealized gain (loss) on the TA shares we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 11 for a description of these investments.

Note 6.  Indebtedness

We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (assuming holders of the notes exercise in full their option to require us to repay the notes on March 20, 2012).

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $78,480 and $77,484 as of September 30, 2011 and December 31, 2010, respectively.

•                  The unamortized discount on the notes was $574 and $1,570 as of September 30, 2011 and December 31, 2010, respectively. We expect to amortize the discount through March 20, 2012, the first date on which the holders of our convertible notes may require that we redeem them.

•                  Interest expense with respect to our convertible senior notes for the three months ended September 30, 2011 and 2010 includes non-cash amortization of $404 and $380, respectively. For the nine months ended September 30, 2011 and 2010, interest expense includes of non-cash amortization of $1,194 and $2,217, respectively.

•                  The amount allocated as the equity component of the convertible senior notes was $37,710 as of September 30, 2011 and is included in additional paid in capital in our condensed consolidated balance sheet.

On September 8, 2011, we entered a new $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes. The new facility replaced our previous $750,000 unsecured revolving credit facility, which had a maturity date of October 24, 2011. The maturity date of the new facility is September 7, 2015, and subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the facility for one year to September 7, 2016.  Interest paid under the new facility is set at LIBOR plus 130 basis points, subject to adjustments based on our credit ratings.  As of September 30, 2011, we had $115,000 outstanding under our revolving credit facility and $635,000 available for borrowings.  The interest rate on our borrowings under the credit facility was 1.53% per annum at September 30, 2011.

On January 3, 2011, we repaid without penalty our 8.3% mortgage note payable, which had a principal balance of $3,383.

Note 7.  Real Estate Properties

At September 30, 2011, we owned 473 properties consisting of 288 hotels and 185 travel centers that were operated under 8 management agreements or leases.

In July 2011, we sold our Holiday Inn branded hotel in Memphis, Tennessee, for net proceeds of $6,905.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

At September 30, 2011, 21 of our hotels were held for sale.  See Note 13 for further information relating to our hotels held for sale.

During the nine months ended September 30, 2011, we funded $56,987 of improvements to certain of our properties, which resulted in a $4,991 increase in our annual minimum returns and rents.

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

During the three and nine months ended September 30, 2011, we recognized current tax expense of $621 and $1,188, respectively, which includes $50 and $120, respectively, of foreign taxes and $526 and $1,222, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and nine months ended September 30, 2011, we recognized a deferred tax expense (benefit) of $45 and ($154), respectively, related to a basis difference at our Puerto Rico hotel and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended September 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$242,995	$—	$—	$242,995
Rental income	21,708	50,597	—	72,305
FF&E reserve income	3,389	—	—	3,389
Total revenues	268,092	50,597	—	318,689

Hotel operating expenses	168,278	—	—	168,278
Depreciation and amortization expense	36,421	20,685	—	57,106
General and administrative expense	—	—	11,292	11,292
Acquisition related costs	—	—	387	387
Total expenses	204,699	20,685	11,679	237,063

Operating income (loss)	63,393	29,912	(11,679)	81,626

Interest income	—	—	11	11
Interest expense	—	—	(33,513)	(33,513)
Equity in earnings of an investee	—	—	28	28
Income (loss) before income taxes	63,393	29,912	(45,153)	48,152
Income tax expense	—	—	(621)	(621)

Net income (loss)	$63,393	$29,912	$(45,774)	$47,531

	For the Nine Months Ended September 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$670,867	$—	$—	$670,867
Rental income	79,395	150,683	—	230,078
FF&E reserve income	13,537	—	—	13,537
Total revenues	763,799	150,683	—	914,482

Hotel operating expenses	450,845	—	—	450,845
Depreciation and amortization expense	110,222	60,828	—	171,050
General and administrative expense	—	—	30,746	30,746
Acquisition related costs	—	—	1,150	1,150
Loss on asset impairment	7,263	—	—	7,263
Total expenses	568,330	60,828	31,896	661,054

Operating income (loss)	195,469	89,855	(31,896)	253,428

Interest income	—	—	54	54
Interest expense	—	—	(100,183)	(100,183)
Equity in earnings of an investee	—	—	111	111
Income (loss) before income taxes	195,469	89,855	(131,914)	153,410
Income tax expense	—	—	(1,188)	(1,188)

Net income (loss)	$195,469	$89,855	$(133,102)	$152,222

	As of September 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,888,669	$2,196,659	$25,741	$5,111,069

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information (continued)

	For the Three Months Ended September 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$193,626	$—	$—	$193,626
Rental income	33,824	47,871	—	81,695
FF&E reserve income	5,877	—	—	5,877
Total revenues	233,327	47,871	—	281,198

Hotel operating expenses	128,601	—	—	128,601
Depreciation and amortization expense	38,205	19,792	—	57,997
General and administrative expense	—	—	10,082	10,082
Total expenses	166,806	19,792	10,082	196,680

Operating income (loss)	66,521	28,079	(10,082)	84,518

Interest income	—	—	33	33
Interest expense	—	—	(33,475)	(33,475)
Equity in earnings of an investee	—	—	34	34
Income (loss) before income taxes	66,521	28,079	(43,490)	51,110
Income tax expense	—	—	(878)	(878)

Net income (loss)	$66,521	$28,079	$(44,368)	$50,232

	For the Nine Months Ended September 30, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$558,900	$—	$—	$558,900
Rental income	99,854	141,920	—	241,774
FF&E reserve income	17,023	—	—	17,023
Total revenues	675,777	141,920	—	817,697

Hotel operating expenses	364,058	—	—	364,058
Depreciation and amortization expense	118,517	60,743	—	179,260
General and administrative expense	—	—	29,396	29,396
Loss on asset impairment	16,384	—	—	16,384
Total expenses	498,959	60,743	29,396	589,098

Operating income (loss)	176,818	81,177	(29,396)	228,599

Interest income	—	—	216	216
Interest expense	—	—	(105,367)	(105,367)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Equity in losses of an investee	—	—	(17)	(17)
Income (loss) before income taxes	176,818	81,177	(141,284)	116,711
Income tax expense	—	—	(2,404)	(2,404)

Net income (loss)	$176,818	$81,177	$(143,688)	$114,307

	As of December 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,967,467	$2,205,379	$19,440	$5,192,286

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 39% of our real estate properties, at cost, as of September 30, 2011.  The following table presents summary financial information for TA for the three and nine months ended September 30, 2011, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended
	September 30,
	2011	2010
Operations
Total revenues	$2,087,285	$1,513,110
Total cost of goods sold	1,806,079	1,252,827
Net income	20,658	4,466

	For the Nine Months Ended
	September 30,
	2011	2010
Total revenues	$5,964,356	$4,401,220
Total cost of goods sold	5,177,291	3,682,898
Net income (loss)	25,586	(35,577)

Cash Flows
Net cash provided by operating activities	12,594	50,173
Net cash used in investing activities	(59,193)	(33,735)
Net cash provided by (used in) financing activities	51,809	(2,088)
Net increase in cash	5,145	14,352
Cash and cash equivalents at the beginning of the period	125,396	155,632
Cash and cash equivalents at the end of the period	130,541	169,984

	As of September 30,
	2011	2010
Financial Position
Current assets	$504,119	$447,168
Noncurrent assets	522,031	478,339
Current liabilities	293,498	387,446
Noncurrent liabilities	401,391	257,727
Total shareholders’ equity	331,261	280,334

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

Our 185 travel centers are leased to and operated by subsidiaries of TA under two agreements.  Our lease for 145 travel centers expires in 2022.  Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options.  Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us 3% of non-fuel revenue and 0.3% of fuel revenues over threshold amounts to be established in 2011 and 2012, respectively; and (3) maintain the leased travel centers, including structural and non-structural components.  As of December 31, 2010, TA had deferred $150,000 of rent due to us, the maximum amount permitted under its rent deferral agreement with us dated August 11, 2008.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA.  The amended terms are as follows:

•            Our lease for 145 travel centers (which we have historically referred to as our TA No. 1 lease) was modified effective January 1, 2011, so that the minimum rent was reduced from $165,122 per year to $135,139 per

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

year.  The rent will increase to $142,806 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.  In addition to the minimum rent, TA is obligated to pay us ground rent of approximately $5,027 per year.

•            Our lease for 40 travel centers (which we have historically referred to as our TA No. 2 lease) was modified effective January 1, 2011, so that the minimum rent was reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount, with the first $2,500 of percentage rent waived.

•            The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024.  These deferred rent amounts will become due and interest may accrue in certain circumstances provided in the amendment agreement, including a change in control of TA.

We recognized rental income from our leases with TA of $50,597 and $47,871 for the three months ended September 30, 2011 and 2010, respectively.  Rental income for the three months ended September 30, 2011 includes $1,195 of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis.  We recognized rental income from our leases with TA of $150,683 and $141,920 for the nine months ended September 30, 2011 and 2010, respectively.  Rental income for the nine months ended September 30, 2011 includes $3,594 of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis. We have not recognized any of the $150,000 of deferred rent as rental income or as rents receivable due to uncertainties regarding future collection of this amount.

Note 11. Related Person Transactions

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  In connection with these agreements with RMR, we recognized expenses of $9,432 and $8,378 during the three months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, we recognized $26,306 and $24,786, respectively, of expenses under these agreements.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  RMR also provides management services to other companies including TA. One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing director of TA.  Our other Managing Trustee, Adam Portnoy, is Mr. Barry Portnoy’s son, and is an owner, President, Chief Executive Officer and a director of RMR.  Our executive officers and TA’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies.  On November 2, 2011, we and RMR amended our business management agreement to provide that, for purposes of determining the fees we pay to RMR under that agreement, which are based on a percentage of the value of our properties as determined under the agreement, the value of properties we may acquire from certain other companies to which RMR provides management services will be based upon the seller’s historical cost for those properties rather than our acquisition costs and to provide other companies to which RMR provides management services a right of first offer on properties of ours that we determine to sell if such properties are primarily of a type that are within the investment focus of such other companies.  This amendment is further described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.  TA is our largest tenant and we are its largest shareholder.  As of September 30, 2011, we owned 2,540,000 common shares of TA (approximately 9.1% of its total shares outstanding).  RMR provides certain management services to both us and TA.  Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both of our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  We funded $45,563 for capital improvements to TA under this lease provision during the nine months ended September 30, 2011 and currently expect to fund additional amounts for capital improvements to our properties during

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

the remainder of 2011 using funds from our existing cash balances or borrowings under our revolving credit facility. However, TA is not required to request that we fund those capital improvements it makes to our properties and we are not required to fund any such request.  See Note 10 above for more information about our leases with TA.

We and the other six shareholders of AIC each currently own approximately 14.29% of the outstanding equity of AIC.  The other shareholders of AIC are RMR and five other companies, including TA, to which RMR provides management services.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are directors of AIC.  As of September 30, 2011, we have invested approximately $5,209 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5,245 and $5,077 as of September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011 and 2010 we recognized income of approximately $28 and $111 and income of approximately $34 and a loss of approximately $17, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. This program was modified and extended in June 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $5,773 and $4,816, respectively.  The amounts we expensed in relation to those insurance premiums for the nine months ended September 30, 2011 and 2010, were $4,010 and $1,924, respectively, and for the three months ended September 30, 2011 and 2010, were $1,204 and $1,443, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, TA, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements”, and our 2010 Annual Report, our Proxy Statement for our 2011 Annual Meeting of Shareholders dated February 22, 2011, or our Proxy Statement, and our other filings with the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”, in our 2010 Annual Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our 2010 Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our 2010 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our business management agreement and property management agreement with RMR and our leases, deferral agreement and amendments to those leases and agreement with TA.

Note 12. Hotel Management Agreements and Leases

Marriott agreement.  On June 14, 2011, we entered an agreement to re-align three of our contracts with Marriott International Inc., or Marriott.  The three affected contracts (which we have historically referred to as our Marriott Contracts Nos. 2, 3 and 4) concern 71 hotels and provide for payments of minimum returns and rents to us totaling $98,404 per year.  Among other terms the new agreement provides as follows:

•                  All 71 hotels have been combined for purposes of determining the distribution of hotel cash flows so that any excess cash flows from any of the hotels are available to pay our minimum returns for all 71 hotels.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•                  The combined annual minimum returns due to us are $98,404 per year, which is equal to the previous annual amounts of minimum returns and rents due to us under the historical contracts.  In addition, we will participate in the net cash flows from hotel operations after payment of management fees to Marriott, which fees continue to be subordinated to our minimum returns.

•                  The historical contracts were scheduled to expire in 2015 through 2020.  The new agreement extends through 2025. In addition, Marriott has the option to renew for two consecutive ten year terms for all, but not less than all, the properties.

•                  The cash security deposits which secured the minimum returns and rents to us under two of the three historical contracts have been combined and continue to secure the minimum return payments under the new agreement for all 71 hotels. These security deposits originally totaled $64,700.  As of September 30, 2011, the amounts of these deposits totaled $247, as the deposits have been reduced to fund shortfalls in the operating results of the hotels from 2009 through September 30, 2011.  The new agreement provides that the combined security deposit is to be replenished up to the original amount of $64,700 from 70% of the cash flows realized from operations of the 71 hotels, after payment of our minimum returns and working capital advances, if any, by us or Marriott, while 30% of the cash flows is paid to Marriott toward agreed amounts for management fees. The security deposit is non-interest bearing and is not held in escrow.

•                  In addition to this security deposit, Marriott has provided a limited guaranty for 90% of the minimum returns due to us. The Marriott guaranty is limited to total payments by Marriott to us of $40,000 and it expires on December 31, 2017.

•                  The new agreement continues to require that 5% to 6% of gross revenues from hotel operations be escrowed as FF&E reserves.

•                  In addition to amounts available in the FF&E reserve, we agreed to fund approximately $102,000 for renovation of the hotels during the next two years. As we fund these renovations, the amount of the minimum returns due to us under the new agreement will increase by 9% per annum of the amounts we fund.

•                  We and Marriott have identified 21 hotels of the 71 hotels in the new agreement which have been offered for sale.  We currently expect these sales to be completed by June 30, 2012, however, we can provide no assurance that we will sell any of the hotels.  If and as these hotels are sold, we will retain the sales proceeds and the minimum returns due to us under the new agreement will decrease by an amount equal to 9% per annum of the sales proceeds.  We currently expect that the proceeds we may receive from the sale of these hotels may be at least equal to the capital investment we will make during the next two years as described above; however, the timing of hotel sales and capital investments will likely differ.  See Note 13 for further information relating to these hotels.

•                  One of the contracts which was re-aligned by the new agreement (our historical Marriott Contract No. 4) concerns our hotels which were leased to Barceló Crestline Corporation, or Barceló Crestline, and are managed by Marriott.  Simultaneously with the re-alignment of the agreement between us and Marriott, Marriott arranged with Barceló Crestline to terminate that lease. Accordingly, all 71 affected hotels are owned by us, leased to one of our TRSs, and managed by Marriott.

•                  The new agreement was effective retroactively to January 1, 2011.

After giving effect to the January 1, 2011 effective date of the new agreement with Marriott, the net cash flows of the 71 hotels were $2,784 and $18,145 less than the minimum return payments due to us during the three and nine months ended September 30, 2011, respectively. We applied the available security deposit to cover these shortfalls.  The retroactive effective date of the new agreement had the net effect of increasing the amount of payment shortfalls that were covered by the security deposit by $4,081 through June 14, 2011, the execution date of the agreement.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Also, during the period from September 30, 2011 to November 7, 2011, the minimum return payments we received for these hotels were $2,556 less than the contractual minimum returns due to us.  We applied the remaining security deposit available of $247 to the shortfalls and have requested Marriott to fund $1,554 under the terms of the guaranty.  The balance of the guaranty was $40,000 as of November 7, 2011.

InterContinental agreement.  On July 25, 2011, we entered an agreement to re-align all four of our hotel contracts with InterContinental Hotels Group plc, or InterContinental.  The four affected contracts (which we have historically referred to as our InterContinental Contracts Nos. 1, 2, 3 and 4) for 130 hotels provide for payments of minimum returns and rents to us totaling $153,129 per year.  Among other terms the new agreement provides as follows:

•                  All 130 hotels have been combined for purposes of determining the distribution of hotel cash flows under the agreement so that cash flows from all of the hotels are available to pay our minimum returns and rents for all 130 hotels.

•                  The combined annual minimum returns and rents due to us from the 130 hotels are $153,129 per year, which is the same amount that was due to us under the historical contracts.

•                  The historical contracts were scheduled to expire beginning in 2028 through 2031.  The new agreement extends to 2036.  In addition, InterContinental has options to renew for two consecutive 15 year terms for all, but not less than all, the properties.

•                  The security deposit we hold for the historical InterContinental contracts ($27,557 as of June 30, 2011) continues to secure payment of our minimum returns and rents under the new agreement.  In addition, pursuant to the new agreement, InterContinental has delivered to us an additional $37,000 to supplement this security deposit.  As of September 30, 2011, the amount of this combined deposit totaled $64,203, as the deposit has been reduced to fund shortfalls of approximately $9,669 in the operating results of the hotels from January 2011 through September 30, 2011.

•                  The security deposit may be further increased up to $100,000 from 50% of the cash flows realized from operations of the 130 hotels after payment of our minimum returns and rents.  The security deposit is non-interest bearing and is not required to be held in escrow.

•                  The cash flows in excess of amounts used to pay our minimum returns and rents and to fund the security deposit up to $100,000 are available to pay InterContinental’s management fees up to agreed amounts, which continue to be subordinated to our minimum returns and rents.

•                  Available cash flows after our minimum returns and rents, funding for the security deposit and the agreed management fees are available to pay us additional returns and to pay incentive fees to InterContinental, as provided under the agreement.

•                  We and InterContinental have identified 42 hotels of the 130 hotels which we may remove from the contract and rebrand or offer for sale.  If the hotels are removed from the agreement and rebranded, our minimum returns and rents will be reduced by amounts which we have agreed with InterContinental pursuant to the new agreement. If these hotels are sold, our minimum returns and rents will be reduced by 8% per annum of the net sales proceeds we receive.  In addition to these 42 hotels, we sold one hotel previously managed by InterContinental on July 19, 2011. We received net sales proceeds of approximately $6,905 from this sale and our minimum returns and rents were reduced by 8% per annum of the sales proceeds to the current amount of $153,129 per year.

•                  We and InterContinental have committed to a renovation program for all of the hotels included in the agreement pursuant to which we expect to invest approximately $300,000.  The final amounts invested will be adjusted to reflect the number of hotels which we determine to rebrand or sell and remove from the agreement.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

As we fund these renovations, the amounts of our minimum returns and rents will increase by 8% per annum of the amount we fund.  Some of the capital required for these renovations may be provided by hotel sales, but the timing of our renovation funding and receipts of sales proceeds will likely differ.

•                  The new agreement requires that a portion of gross revenues from all the hotels be escrowed for FF&E reserves after the planned renovations are completed.  These escrows will be funded beginning in 2014 and will increase to 5% of gross revenues in 2016. These escrowed funds will be available to fund renovations for any of the hotels in the agreement.

•                  The new agreement was effective as of July 1, 2011.

During the three and nine months ended September 30, 2011, the payments we received under our agreements with InterContinental were $355 and $9,669, respectively, less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from September 30, 2011 to November 7, 2011, the minimum return payments we received under our InterContinental agreement were $1,863 less than the minimum amounts due to us.  We applied the available security deposit to cover these amounts.  The remaining balance of the security deposit was $62,339 as of November 7, 2011.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  The security deposit is non-interest bearing and is not held in escrow.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

Other hotel management agreement and lease matters. As of November 7, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

Minimum return and minimum rent payments due to us under some of our other hotel management agreements and leases are supported by guarantees. The guaranty provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($23,155 remaining at September 30, 2011). The guaranty provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($27,873 remaining at September 30, 2011).  The guaranty provided by Marriott with respect to the one hotel leased by Marriott (our Marriott Contract No. 5) is unlimited and does not expire.

Our managed hotel portfolios had net operating results that were, in the aggregate, $6,653 and $37,875 less than the minimum returns due to us in the three and nine months ended September 30, 2011, respectively, and $18,573 and $59,322 less than the minimum returns due to us in the three and nine months ended September 30, 2010, respectively. We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense when the minimum returns were funded by the manager of these hotels under the terms of our operating agreements or from the security deposits we hold.

In November 2010, Host Hotels & Resorts, Inc., or Host, notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott Contract No. 1.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels, which expire on December 31, 2012.  In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2011, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 3)

Properties held for sale (1)	$131,361	$—	$131,361
Long lived assets held and used (2)	$7,650	$—	$7,650
Investment securities (3)	$8,966	$8,966	$—

(1)          Our properties held for sale are reported at estimated fair value less costs to sell and consist of 21 hotel properties we were marketing for sale at September 30, 2011.  In connection with our decision to sell these 21 Marriott hotels as described in Note 12, we classified the hotels as held for sale and recorded a $3,081, or $0.02 per share, loss on asset impairment in the second quarter of 2011 to reduce the carrying value of 14 of these hotels to their estimated fair value less costs to sell.  We estimated the fair value of these hotels using standard valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).  Three InterContinental branded hotels with a carrying value of $46,745 were removed from held for sale status in August 2011.  We are no longer marketing these hotels for sale and are currently evaluating rebranding alternatives for these hotels.

(2)          In performing our periodic evaluation of real estate assets for impairment during the second quarter of 2011, we revised our fair value assumptions regarding one InterContinental hotel that we are considering selling as part of our July 2011 agreement with InterContinental.  As a result, we recorded a $3,867, or $0.03 per share, loss on asset impairment during the second quarter of 2011 to reduce the carrying value of this hotel to its estimated fair value.  We estimated the fair value of this hotel using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

(3)          Our investment securities, including our 2,540,000 shares of TA, which are included in other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage notes payable and security deposits. At September 30, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Mortgage Note, due 2011 at 8.3%	$—	$—	$3,383	$3,408
Senior Notes, due 2012 at 6.85%	100,829	104,702	100,829	109,897
Senior Notes, due 2013 at 6.75%	287,000	300,620	287,000	315,364
Senior Notes, due 2014 at 7.875%	300,000	334,101	300,000	349,974
Senior Notes, due 2015 at 5.125%	280,000	290,409	280,000	296,782
Senior Notes, due 2016 at 6.3%	275,000	301,001	275,000	297,795
Senior Notes, due 2017 at 5.625%	300,000	314,425	300,000	316,846
Senior Notes, due 2018 at 6.7%	350,000	389,368	350,000	392,303
Convertible Senior Notes, due 2027 at 3.8%	79,054	79,645	79,054	81,579
Unamortized discounts	(5,895)	—	(8,043)	—
Total financial liabilities	$1,965,988	$2,114,271	$1,967,223	$2,163,948

We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates.

Note 14.  Subsequent Event

On November 2, 2011, we entered agreements which are intended to result in our acquisition of entities which own a 400 room hotel in Cambridge, MA and a leasehold interest in a 483 room hotel in New Orleans, LA for approximately $150,500.  We expect to fund these purchases using drawings under our revolving credit facility.  This transaction is a component part of a complex merger transaction and is subject to a number of contingencies.  For more information about this possible transaction, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Related Person Transactions” in Part I, Item 2 below and our Current Report on Form 8-K filed with the SEC on November 8, 2011, a copy of which is available on the SEC website at www.sec.gov.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our 2010 Annual Report.

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

Marriott agreement.  On June 14, 2011, we entered an agreement to re-align three of our contracts with Marriott.  Additional details of this agreement are set forth in Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

After giving effect to the January 1, 2011 effective date of the new agreement with Marriott, the net cash flows of the 71 hotels were 2,784 and $18,145 less than the minimum return payments due to us during the three and nine months ended September 30, 2011, respectively.

InterContinental agreement.  On July 25, 2011, we entered an agreement to re-align all four of our hotel contracts with InterContinental.  Additional details of this agreement are set forth in Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and nine months ended September 30, 2011, the payments we received under our agreements with InterContinental were $355 and $9,669, respectively, less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.

Other hotel management agreement and lease matters. As of November 7, 2011, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.  For additional details of our guarantees from Hyatt and Carlson, please see Note 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

When we reduce the amounts of the security deposits we hold under our operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits.  Security deposits are non-interest bearing and are not required to be held in escrow.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.  When we receive payments under guarantees under our leases or operating agreements, we receive cash.  When we receive guaranty payments under our hotel operating agreements, generally the hotel operator is allowed to recapture payments it makes to us out of some or all of the hotels’ future cash flows after our minimum returns are paid.

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott Contract No. 1.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels, which expire on December 31, 2012.  In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

TA amendment agreement.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA pursuant to which we lease 185 of our travel centers to, and which are operated by, subsidiaries of TA.  The amended terms are as follows:

•       Our lease for 145 travel centers (which we have historically referred to as TA No. 1 lease) was modified effective January 1, 2011, so that the minimum rent is reduced from $165,122 per year to $135,139 per year.  The rent will increase to $142,806 per year effective February 1, 2012, plus increases beginning in 2012 based upon percentages of increases in gross revenues which exceed a threshold amount.  In addition to the minimum rent, TA remains obligated to pay us ground rent of approximately $5,027 per year.

•       Our lease for 40 travel centers (which we have historically referred to as TA No. 2 lease) was modified effective January 1, 2011, so that the minimum rent is reduced from $66,177 per year to $54,160 per year, plus increases starting in 2013 based upon percentages of increases in gross revenues that exceed a threshold amount, with the first $2,500 of percentage rent waived.

•       The $150,000 of previously deferred rent due from TA to us is further deferred, without interest, so that $107,085 will be due in December 2022 and $42,915 will be due in June 2024.  These deferred rent amounts will become due and interest may accrue in certain circumstances provided in the amendment agreement, including a change in control of TA.

As of November 7, 2011, all obligations to us under our TA leases were current.

For more information about our TA leases, please see Note 10 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.  Also, our dealings with TA are related person transactions; please see the discussion below at “Related Person Transactions” and in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At September 30, 2011, our 288 hotels were operated under six operating agreements, including 233 hotels leased to our wholly owned TRSs and managed by independent hotel operating companies and 55 hotels leased to third parties.  We lease our 185 travel centers to TA under two agreements. Our condensed consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table on pages 29 and 30 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2011 versus 2010

	For the Three Months Ended September 30,
			Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$242,995	$193,626	$49,369	25.5%
Rental income:
Minimum rents - hotels	21,708	33,824	(12,116)	(35.8%	)
Minimum rents - travel centers	50,597	47,871	2,726	5.7%
Total rental income	72,305	81,695	(9,390)	(11.5%	)
FF&E reserve income	3,389	5,877	(2,488)	(42.3%	)

Expenses:
Hotel operating expenses	168,278	128,601	39,677	30.9%
Depreciation and amortization - hotels	36,421	38,205	(1,784)	(4.7%	)
Depreciation and amortization - travel centers	20,685	19,792	893	4.5%
Total depreciation and amortization	57,106	57,997	(891)	(1.5%	)
General and administrative	11,292	10,082	1,210	12.0%
Acquisition related costs	387	—	387	—

Operating income	81,626	84,518	(2,892)	(3.4%	)

Interest income	11	33	(22)	(66.7%	)
Interest expense	(33,513)	(33,475)	38	0.1%
Equity in earnings of an investee	28	34	(6)	(17.6%	)
Income before income taxes	48,152	51,110	(2,958)	(5.8%	)
Income tax expense	(621)	(878)	(257)	(29.3%	)

Net income	47,531	50,232	(2,701)	(5.4%	)
Net income available for common shareholders	40,061	42,762	(2,701)	(6.3%	)
Weighted average shares outstanding	123,465	123,399	66	0.1%
Net income available for common shareholders per common share	$0.32	$0.35	$(0.03)	(8.6%	)

The increase in hotel operating revenues in the third quarter of 2011 compared to the third quarter of 2010 was caused primarily by the increase in revenues at our managed hotels and the conversion of 18 hotels (formerly our Marriott Contract No. 2) and 19 hotels (formerly our Marriott Contract No. 4) from leased to managed properties on January 1, 2011 and June 14, 2011, respectively.  Revenues at most of our managed hotels increased from the third quarter of 2010 due to higher occupancy rates and increases in average daily room rates, or ADR.  Additional operating statistics of our hotels are included in the table on page 31.

The decrease in rental income - hotels is a result of the conversion of the 37 hotels from leased portfolios to managed portfolios as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

The increase in rental income - travel centers is primarily a result of the net effects TA’s monthly deferral of rent amounts throughout 2010, net of interest payable to us by TA on deferred amounts, pursuant to the rent deferral agreement, as compared with the reduction in TA’s monthly rent payable to us pursuant to the lease amendment agreement described above, the elimination of monthly rent deferrals by TA during 2011, and increases in the minimum rents due to us from TA for improvements we funded to certain of our travel centers in 2011.  Rental income for the

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2011 period includes $1,195 of straight line rent.  The 2010 period excludes $15,000 of rent deferred by TA under our rent deferral agreement and includes $3,750 of interest earned on deferred amounts which was paid to us.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of the 37 hotels from leased to managed as described above, partially offset by increased levels of sales at our leased hotels in 2011 versus 2010. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 37 hotels from leased to managed as described above, and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of security deposits to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $6,653 and $18,573 less than the minimum returns due to us in the three months ended September 30, 2011 and 2010, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns are funded by the managers of these hotels under the terms of our operating agreements or applied from the security deposits we hold.

The decrease in depreciation and amortization - hotels is primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2011 and the impact of not recording depreciation on 21 hotels classified as held for sale beginning in July 2011 in accordance with GAAP, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2010 and 2011.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2010 and 2011.

The increase in general and administrative costs is primarily due to increased incentive management fees in 2011 versus 2010.

Acquisition related costs represent costs incurred in connection with a potential acquisition of hotel properties.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The decrease in interest income is due to lower average cash balances during 2011 versus 2010.

The increase in interest expense is primarily due to higher weighted average interest rates in the 2011 period partially offset by lower average borrowings, compared to the 2010 period.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

The decrease in income tax expense is primarily the result of a decrease in taxable income for state income tax purposes in the 2011 period compared to the 2010 period.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (dollar amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2011 versus 2010

	For the Nine Months Ended September 30,
			Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$670,867	$558,900	$111,967	20.0%
Rental income:
Minimum rents - hotels	79,395	99,854	(20,459)	(20.5%	)
Minimum rents - travel centers	150,683	141,920	8,763	6.2%
Total rental income	230,078	241,774	(11,696)	(4.8%	)
FF&E reserve income	13,537	17,023	(3,486)	(20.5%	)

Expenses:
Hotel operating expenses	450,845	364,058	86,787	23.8%
Depreciation and amortization - hotels	110,222	118,517	(8,295)	(7.0%	)
Depreciation and amortization - travel centers	60,828	60,743	85	0.1%
Total depreciation and amortization	171,050	179,260	(8,210)	(4.6%	)
General and administrative	30,746	29,396	1,350	4.6%
Acquisition related costs	1,150	—	1,150	—
Loss on asset impairment	7,263	16,384	(9,121)	(55.7%	)

Operating income	253,428	228,599	24,829	10.9%

Interest income	54	216	(162)	(75.0%	)
Interest expense	(100,183)	(105,367)	(5,184)	(4.9%	)
Loss on extinguishment of debt	—	(6,720)	6,720	—
Equity in earnings (losses) of an investee	111	(17)	128	752.9%
Income before income taxes	153,410	116,711	36,699	31.4%
Income tax expense	(1,188)	(2,404)	(1,216)	(50.6%	)

Net income	152,222	114,307	37,915	33.2%
Net income available for common shareholders	129,812	91,897	37,915	41.3%
Weighted average shares outstanding	123,453	123,389	64	0.1%
Net income available for common shareholders per common share	$1.05	$0.74	$0.31	41.9%

The increase in hotel operating revenues in the first nine months of 2011 versus the first nine months of 2010 was caused primarily by an increase in revenues at our managed hotels and the conversion of the 37 hotels from leased portfolios to managed portfolios as described above. Revenues at most of our managed hotels increased from the nine months ended September 30, 2010 due to higher occupancy rates and increases in ADR.  Additional operating statistics of our hotels are included in the table on page 31.

The decrease in rental income - hotels is a result of the conversion of the 37 hotels from leased portfolios to managed portfolios as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

The increase in rental income - travel centers is primarily a result of the net effects TA’s monthly deferral of rent amounts throughout 2010, net of interest payable to us by TA on deferred amounts, pursuant to the rent deferral agreement, as compared with the reduction in TA’s monthly rent payable to us pursuant to the lease amendment agreement described above, the elimination of monthly rent deferrals by TA during 2011, and increases in the minimum rents due to us from TA for improvements we funded to certain of our travel centers in 2011.  Rental income for the

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2011 period includes $3,594 of straight line rent.  The 2010 period excludes $45,000 of rent deferred by TA under our rent deferral agreement and includes $9,900 of interest earned and paid to us on deferred amounts.

The decrease in FF&E reserve income is primarily the result of the conversion of the 37 hotels from leased to managed as described above, partially offset by increased levels of sales at our leased hotels in 2011 versus 2010. We do not report the amounts which are escrowed as FF&E reserves, if any, for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 37 hotels from leased to managed as described above and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $37,875 and $59,325 less than the minimum returns due to us in the nine months ended September 30, 2011 and 2010, respectively.  We reflect these amounts in our condensed consolidated statements of income as a reduction to hotel operating expense because the minimum returns are funded by the managers of these hotels under the terms of our operating agreements or applied from the security deposits we hold.

The decrease in depreciation and amortization - hotels is primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2011 and the impact of not recording depreciation on 21 hotels classified as held for sale beginning in July 2011 in accordance with GAAP, partially offset by the depreciation and amortization of assets acquired with funds from FF&E reserve accounts owned by us in 2010 and 2011.

The increase in depreciation and amortization - travel centers is primarily due to depreciation and amortization of improvements made to our travel centers during 2010 and 2011.

The increase in general and administrative costs is primarily due to increased incentive management fees in 2011 versus 2010.

Acquisition related costs represent costs incurred in connection with a potential acquisition of hotel properties.

In connection with a decision to pursue the sale of four of our InterContinental branded hotels, we recorded a $16,384, or $0.13 per share, non-cash loss on asset impairment in the second quarter of 2010 to reduce the carrying value of these hotels to their estimated fair value less costs to sell.  We further decreased the carrying values of these hotels during the three months ended June 30, 2011, and recorded a $315 loss on asset impairment.  In connection with our decision to sell 21 Marriott hotels as described above, we recorded a $3,081, or $0.02 per share, loss on asset impairment in the second quarter of 2011 to reduce the carrying value of 14 of these hotels to their estimated fair value less costs to sell.  Also, in performing our periodic evaluation of real estate assets for impairment during the second quarter of 2011, we revised our fair value assumptions regarding one InterContinental branded hotel that we are considering selling as part of our new agreement with InterContinental described above.  As a result, we recorded a $3,867, or $0.03 per share, loss on asset impairment during the second quarter of 2011 to reduce the carrying value of that hotel to its estimated fair value.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The decrease in interest income is due to lower average cash balances during 2011 versus 2010.

The decrease in interest expense is primarily due to lower average borrowings and lower weighted average interest rates during 2011 versus 2010.

During the nine months ended September 30, 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260 and $588 of transaction costs, net of the equity component of the notes of $1,058.

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

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2011, all 473 of our properties were operated under eight management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agent for us or by our tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the tables on pages 29 and 30.  During the twelve months ended September 30, 2011, all of our six hotel operating agreements generated coverage of less than 1.0x (0.46x to 0.82x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended September 30, 2011, the operating results from our 185 properties in our two travel center leases generated coverage of 1.55x and 1.47x, respectively.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate these properties contributions to their earnings before corporate level expenses.

Two hundred ninety (290) of our properties, representing 63% of our total investments at cost as of September 30, 2011, are operated under six management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Changes in our cash flows in the nine months ended September 30, 2011 compared to the same period in 2010 were as follows: (1) cash flow provided by operating activities increased from $239,320 in 2010 to $248,728 in 2011; (2) cash used in investing activities decreased from $62,123 in 2010 to $18,824 in 2011; and (3) cash used in financing activities decreased from $302,734 in 2010 to $228,299 in 2011.

The increase in cash provided by operating activities between 2011 and 2010 is due primarily to the increase in rental income we received related to our TA leases and a decrease in security deposits we applied to payment shortfalls in the 2011 period compared to 2010. The decrease in cash used in investing activities is primarily due to the supplemental security deposit we received from InterContinental in the 2011 period as described above.  The net decrease in cash used in financing activities between 2011 and 2010 is primarily a result of our repurchase of $185,626 of our convertible senior notes in 2010.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at certain of our hotels are escrowed by us as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2011, our hotel managers and hotel tenants contributed $42,497 to these accounts and $92,795 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of September 30, 2011, there was $41,747 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2011, we funded $11,425 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels using existing cash balances.  We expect to fund approximately $8,100 for our Marriott No. 1 portfolio during the remainder of 2011 using existing cash balances or borrowings under our revolving credit facility.   As we fund these improvements, the minimum rents and returns payable to us increase.

Pursuant to the June 2011 agreement we entered with Marriott for management of 71 hotels, we agreed to provide approximately $102,000 of funding during the next two years for renovations of certain of these hotels and for other improvements.  As we fund improvements pursuant to this agreement, the minimum returns payable to us increase.  We expect to fund approximately $11,000 during the remainder of 2011 using existing cash balances or borrowings under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the July 2011 agreement we entered with InterContinental for management of 130 hotels, we have committed to a renovation program for all of the hotels included in the new agreement pursuant to which we expect to invest approximately $300,000.  The final amounts invested will be adjusted to reflect the number of hotels which we determine to rebrand or sell and remove from the agreement.  As we fund improvements pursuant to this agreement, the minimum returns payable to us increase.  We expect to fund approximately $54,000 during the remainder of 2011, using existing cash balances or borrowings under our revolving credit facility.

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 Courtyard hotels which we have historically referred to as our Marriott Contract No. 1.  Assuming that Host does not default its contractual obligations to us, upon expiration of this agreement on December 31, 2012, we will be required to return the $50,540 security deposit to Host. We expect to fund the return of this security deposit using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  We funded $45,563 for capital improvements to TA under this lease provision during the nine months ended September 30, 2011 and currently expect to fund approximately $7,000 for capital improvements to our properties during the remainder of 2011, using funds from our existing cash balances or borrowings under our revolving credit facility. However, TA is not obligated to request and we are not obligated to fund any such improvements.

On January 14, 2011, April 15, 2011 and July 15, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ended January 14, 2011, April 14, 2011 and July 14, 2011, respectively. On September 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on September 30, 2011, with respect to the period ended October 14, 2011. We paid this amount on October 17, 2011.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

On February 15, 2011, May 16, 2011 and August 15, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2011, May 14, 2011 and August 14, 2011, respectively.  On October 3, 2011, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on October 31, 2011, with respect to the period ending November 14, 2011. We expect to pay this amount on or about November 15, 2011 using existing cash balances and borrowings under our revolving credit facility.

On February 23, 2011, May 24, 2011 and August 23, 2011, we paid a $0.45 per share distribution to our common shareholders.  On October 12, 2011, we declared a $0.45 per share distribution to our common shareholders of record on October 26, 2011.  We expect to pay this amount on or about November 23, 2011 using existing cash balances and borrowings under our revolving credit facility.

On January 3, 2011, we repaid without penalty our 3.8% mortgage note payable, which had a principal balance of $3,383, using existing cash balances.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders.  On September 8, 2011, we entered a new $750,000 unsecured revolving credit facility.  The new facility replaced our previous $750,000 unsecured revolving credit facility, which had a maturity date of October 24, 2011. The maturity date of the new facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the facility for one year to September 7, 2016.  Interest paid under the new facility is set at LIBOR plus 130 basis points, subject to adjustments based on our credit ratings.  The annual interest rate payable on our borrowings amounts under the facility was 1.53% as of September 30, 2011.  Funds may be drawn, repaid and redrawn until maturity, and no principal repayment is due until maturity. As of September 30, and November 7, 2011, we had $115,000 and $73,000, respectively, outstanding under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our term debt maturities (other than our revolving credit facility) as of September 30, 2011 were as follows: $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, and $79,054 in 2027. Our $79,054 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

At September 30, 2011, we had $6,487 of cash and cash equivalents and $635,000 available to borrow under our revolving credit facility.  We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

When significant amounts are outstanding for an extended period of time under our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we currently expect we would explore alternatives for the repayment of amounts due.  Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at September 30, 2011, consist of our revolving credit facility, $1,971,883 of unsecured term debt and convertible notes. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2011, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

Neither our indenture and its supplements nor our revolving credit facility agreement contains provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement, our highest senior unsecured debt rating is used to determine the fees and interest rate we pay.  Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility would increase.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September 30, 2011, we owned 288 hotels and 185 travel centers under eight management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Hyatt and Carlson, under six agreements. Our 185 travel centers are leased to and operated by TA under two lease agreements.

The tables on the following pages summarize the key terms of our leases and management agreements as of September 30, 2011, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR, and revenue per day per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Marriott® / Residence Inn by Marriott® / Courtyard by Marriott® / TownePlace Suites by Marriott® / SpringHill Suites by Marriott®	Marriott®	Staybridge Suites® / Candlewood Suites® / InterContinental® / Crowne Plaza® / Holiday Inn®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234) (1)	Marriott (no. 5)	InterContinental (2)

Number of Properties:	53	71 (3)	1	130 (4)

Number of Rooms / Suites:	7,610	9,954	356	19,897

Number of States:	24	24	1	31 plus Ontario and Puerto Rico

Tenant:	Subsidiary of Host Hotels & Resorts.	Our TRS.	Subsidiary of Marriott.	Our TRS and a subsidiary of InterContinental.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.

Investment (000s) (5):	$668,833	$952,026	$90,078	$1,782,106

Security Deposit (000s):	$50,540	$247 (6)	—	$64,203 (7)

End of Current Term:	2012	2025	2019	2036

Renewal Options (8):	3 for 12 years each. (9)	2 for 10 years each.	4 for 15 years each.	2 for 15 years each.

Annual Minimum Return / Minimum Rent (000s) (10):	$66,745	$98,404	$9,495	$153,129

Additional Return:	—	62.5% of excess cash flow (11)	—	$14,423; 50% of excess cash flow (12)

Percentage Return / Rent (13):	5.0% of revenues above 1994/95 revenues.	—	CPI based calculation.	—

Return / Rent Coverage (14):

Year ended 12/31/10:	0.75x	0.67x	0.17x	0.63x
Twelve months ended 9/30/11:	0.75x	0.69x	0.46x	0.79x
Three months ended 9/30/11:	0.96x	0.82x	0.91x	0.97x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guaranty provided by Marriott.	Marriott guaranty.	—

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

(3)

We have decided to pursue the sale of 21 hotels included in this agreement, consisting of nine TownePlace Suites hotels, six Residence Inn hotels, five Courtyard hotels and one Marriott hotel. The information provided in this table includes these 21 hotels.

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
(6)

The original amount of this security deposit was $64,700.  As of September 30, 2011, we have applied $64,453 of the security deposit to cover deficiencies in the minimum returns due to us for this agreement.  The remaining $247 was applied in October and November to cover additional deficiencies in the minimum returns.

(7)

The original amount of this security deposit was $36,872.  As part of the July 2011 agreement described in Note 2, InterContinental provided us with an additional $37,000 to supplement the existing security deposit that secures InterContinental’s obligations under the new agreement.  As of September 30, 2011, we have applied $9,669 of the security deposit to cover deficiencies in the minimum returns and rent paid by InterContinental for these agreements.  We received $1,863 less than the minimum amounts due in October and November 2011 and applied the available security deposit to cover these amounts.  As of November 7, 2011, the balance of this security deposit is $62,339.

(8)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(9)

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term.  Assuming no default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels, which expire in 2012.  In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.  The renewal options presented are Marriott’s options related to its management agreement.

(10)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(11)

This management agreement provides for payment to us of 62.5% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return, payment of certain management fees, replenishment of the security deposit, and reimbursement of guarantee payments.

(12)

This agreement provides for an annual additional return payment to us of the amount stated to the extent of available cash flow after payment of operating costs, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.  In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount.  These amounts are not guaranteed or secured by deposits.

(13)

Certain of our management agreements and leases provide for payment to us of a percentage of increases in total sales over base year levels. Percentage returns under our management agreements are payable to us only to the extent of available cash flow, as defined in the agreements. The payment of percentage rent under our leases is not subject to available cash flow.

(14)

We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us.  Coverage data for Marriott No. 234 and InterContinental has been adjusted to reflect the terms of the new combined contracts. Effective July 1, 2011 through December 31, 2013, InterContinental is not required to make FF&E reserve contributions under the terms of the agreement entered in July 2011.  The coverage amounts for InterContinental provided have been calculated without a deduction for FF&E reserve contributions for periods subsequent to June 30, 2011.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	8

Number of Properties:	22	11	145	40	473

Number of Rooms / Suites:	2,724	2,096	— (1)	—	42,637 (1)

Number of States:	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiary ofHyatt.	Subsidiary ofCarlson.	TA.	TA.	5 Managers

Investment (000s) (2):	$301,942	$202,251	$1,879,185	$719,691	$6,596,112

Security Deposit (000s):	—	—	—	—	$114,990

End of Current Term:	2030	2030	2022	2024	2012-2036 (average 15 years)

Renewal Options (3):	2 for 15	2 for 15	—	2 for 15 years each.	—

Annual Minimum Return / Minimum Rent (000s) (4):	$22,037	$12,920	$142,832 (5)	$55,366 (5)	$560,928

Additional Return:	50% of cash flow in excess of minimum return. (6)	50% of cash flow in excess of minimum return. (6)	—	—	$14,423

Percentage Return / Rent (7):	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.	—

Return / Rent Coverage (8)(9):

Year ended 12/31/10:	0.71x	0.59x	1.28x	1.15x	0.17x – 1.28x
Twelve months ended 9/30/11:	0.82x	0.68x	1.55x	1.47x	0.46x – 1.55x
Three months ended 9/30/11:	0.84x	0.93x	1.99x	1.89x	0.82x – 1.99x

Other Security Features:	Limited guaranty provided by Hyatt; parent minimum net worth requirement (10).	Limited guaranty provided by Carlson; parent minimum net worth requirement (11).	TA parent guaranty (12).	TA parent guaranty (12).	—

(1)	Eighteen (18) of our TA properties include a hotel. The rooms associated with these hotels have been excluded from total hotel rooms.
(2)	Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.
(3)	Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.
(4)

Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(5)

Effective January 1, 2011, we entered a lease amendment with TA and the rents presented above represent TA’s contractual obligations under the amended lease.  The amounts presented for the TA No. 1 lease include approximately $5,027 of ground rent due to us from TA.

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

(9)	TA rent coverage ratios were calculated based upon the contractual rent amounts and do not reflect the effect of any rent deferral.
(10)	At September 30, 2011, the remaining unpaid amount of the Hyatt guaranty was $23,155.
(11)	At September 30, 2011, the remaining unpaid amount of the Carlson guaranty was $27,873.
(12)	The TA guaranty is unlimited.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel operators by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	Three Months Ended September 30,(1)			Nine Months Ended September 30,(1)
Management/Lease Agreement	Hotels	/Suites	2011	2010	Change	2011	2010	Change
ADR
InterContinental (2)(3)	130	19,897	$84.36	$80.80	4.4%	$84.91	$82.50	2.9%
Marriott (no. 1)	53	7,610	107.24	103.75	3.4%	107.93	104.69	3.1%
Marriott (no. 234) (4)	71	9,954	100.86	97.88	3.0%	100.86	98.44	2.5%
Marriott (no. 5)	1	356	220.44	198.64	11.0%	215.03	187.23	14.8%
Hyatt	22	2,724	86.37	83.13	3.9%	88.34	83.90	5.3%
Carlson	11	2,096	88.75	84.84	4.6%	87.82	84.58	3.8%
Total/Average	288	42,637	$93.24	$89.55	4.1%	$93.57	$90.62	3.3%

OCCUPANCY
InterContinental (2)(3)	130	19,897	79.9%	77.8%	2.1 Pts	77.3%	73.7%	3.6 Pts
Marriott (no. 1)	53	7,610	70.3%	67.4%	2.9 Pts	66.3%	63.9%	2.4 Pts
Marriott (no. 234) (4)	71	9,954	75.3%	72.3%	3.0 Pts	70.9%	68.3%	2.6 Pts
Marriott (no. 5)	1	356	93.5%	89.2%	4.3 Pts	88.0%	83.5%	4.5 Pts
Hyatt	22	2,724	81.0%	79.6%	1.4 Pts	78.8%	78.0%	0.8 Pts
Carlson	11	2,096	70.8%	65.9%	4.9 Pts	66.3%	61.2%	5.1 Pts
Total/Average	288	42,637	77.0%	74.4%	2.6 Pts	73.6%	70.6%	3.0 Pts

RevPAR
InterContinental (2)(3)	130	19,897	$67.40	$62.86	7.2%	$65.64	$60.80	8.0%
Marriott (no. 1)	53	7,610	75.39	69.93	7.8%	71.56	66.90	7.0%
Marriott (no. 234) (4)	71	9,954	75.95	70.77	7.3%	71.51	67.23	6.4%
Marriott (no. 5)	1	356	206.11	177.19	16.3%	189.23	156.34	21.0%
Hyatt	22	2,724	69.96	66.17	5.7%	69.61	65.44	6.4%
Carlson	11	2,096	62.84	55.91	12.4%	58.22	51.76	12.5%
Total/Average	288	42,637	$71.79	$66.63	7.7%	$68.87	$63.98	7.6%

(1)	Includes data for the calendar periods indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.
(2)	On July 19, 2011, we sold our Holiday Inn branded hotel in Memphis, Tennessee. The information provided in this table excludes this hotel.
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

Related Person Transactions

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  RMR also provides management services to other companies, including TA.  One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing director of TA.  Our other Managing Trustee, Adam Portnoy, is Mr. Barry Portnoy’s son, and is an owner, President, Chief Executive Officer and a director of RMR.  Our executive officers and TA’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and his son serves as a managing trustee of a majority of those companies. On November 2, 2011, we and RMR amended our business management agreement to provide that, for purposes of determining the fees we pay to RMR under that agreement, which are based on a percentage of the value of our properties as determined under the agreement, the value of properties we may acquire from certain other companies to which RMR provides management services will be based upon the seller’s historical cost for those properties rather than our acquisition costs and to provide other companies to which RMR provides management services a right of first offer on properties of ours that we determine to sell if such properties are primarily of a type that are within the investment focus of such other companies.  This amendment is further described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

TA was formerly our 100% owned subsidiary and it became a public company in a spin off transaction in 2007.   TA is our largest tenant and we are its largest shareholder.  As of September 30, 2011, we owned 2,540,000 common shares of TA (approximately 9.1% of its total shares outstanding).  We lease our 185 travel centers to TA under two lease agreements, which we refer to as our TA No. 1 and TA No. 2 agreements.

We and the other six current shareholders of AIC currently each own approximately 14.29% of AIC’s outstanding equity.  The other shareholders of AIC are RMR and five other companies, including TA, to which RMR provides management services.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. That program was modified and extended in June 2011 for a one year term.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Additional information about these and other relationships among us, our Trustees, our executive officers, RMR, TA, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 11 to the Notes to our Condensed Consolidated Financial Statements included in Part I, Item 1 in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please also see elsewhere in this Quarterly Report, including “Warning Concerning Forward Looking Statements”, and our 2010 Annual Report, our Proxy Statement and our other filings with the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”, in our 2010 Annual Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our 2010 Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our 2010 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our business management agreement and property management agreement with RMR and our leases, deferral agreement and amendments to those leases and agreement with TA.

On November 3, 2011, we announced our entering an agreement to purchase the equity of the entities which own or lease two hotels from Sonesta Acquisition Corp., or SAC, and to enter management agreements for the future management of those hotels by SAC or an affiliate of SAC.  SAC is owned by our Managing Trustees, Barry and Adam Portnoy.  The agreement was approved by our Independent Trustees.  In the future we may expand our business with SAC.  For more information about our possible purchase of these entities from SAC, see Note 14 of the Notes to our Condensed Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference. For the details of our arrangements with SAC, see our Current Report on Form 8-K filed with the SEC on November 8, 2011, and for additional information regarding the relationship among us, our Managing Trustees and other related persons and about the risks which may arise as a result of these and other related person transactions and relationships, please see our filings with the SEC referred to in the preceding paragraph.

We believe that our agreements with RMR, TA, SAC and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, AIC and their affiliated and related persons and entities benefit us, and in fact provide us with advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three and nine months ended September 30, 2011 and 2010.  We believe that in order to facilitate a more complete understanding of our consolidated historical operating results, these measures should be considered in conjunction with net income and cash flow from operating activities as presented in our condensed consolidated statements of income, condensed consolidated statements of cash flow and data included elsewhere in this Quarterly Report on Form 10-Q.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from the NAREIT’s definition of FFO because we include percentage rent and exclude loss on early extinguishment of debt, impairment of assets and acquisition related costs in and from our determination of Normalized FFO. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2011 and 2010 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available for common shareholders	$40,061	$42,762	$129,812	$91,897
Depreciation expense	57,106	57,997	171,050	179,260
FFO	97,167	100,759	300,862	271,157
Deferred percentage rent (1)	481	375	1,417	1,163
Acquisition related costs	387	—	1,150	—
Loss on asset impairment	—	—	7,263	16,384
Loss on extinguishment of debt	—	—	—	6,720
Normalized FFO	$98,035	$101,134	$310,692	$295,424

Weighted average shares outstanding	123,465	123,399	123,453	123,389

FFO per share	$0.79	$0.82	$2.44	$2.20
Normalized FFO per share	$0.79	$0.82	$2.52	$2.39
Distributions declared per share	$0.45	$0.45	$1.35	$1.35

(1)

In calculating net income, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2010. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of September 30, 2011, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal	Annual Interest	Annual		Interest Payments
Balance	Rate	Interest Expense	Maturity	Due
$100,829	6.850%	$6,907	2012	Semi-Annually
287,000	6.750%	19,373	2013	Semi-Annually
300,000	7.875%	23,625	2014	Semi-Annually
280,000	5.125%	14,350	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
300,000	5.625%	16,875	2017	Semi-Annually
350,000	6.700%	23,450	2018	Semi-Annually
79,054	3.800%	3,004	2027(1)	Semi-Annually
$1,971,883		$124,909

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,491. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2011, and assuming discounted cash flow analyses and other credit market conditions remain unchanged, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $27,711.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

HOSPITALITY PROPERTIES TRUST

Our revolving credit facility bears interest at floating rates.  At September 30, 2011, we had $115,000 outstanding and $635,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread (1.53% as of September 30, 2011). Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the interest rate payable on our outstanding indebtedness of $115,000 under our revolving credit facility was 1.53% per annum at September 30, 2011. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of September 30, 2011:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding	Total Interest
	Per Year	Debt	Expense Per Year
At September 30, 2011	1.53%	$115,000	$1,760
10% increase	1.68%	$115,000	$1,932
10% reduction	1.38%	$115,000	$1,587

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES  TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US;

•                  THE ABILITY OF TA TO PAY THE AMENDED AND DEFERRED RENT AMOUNTS DUE TO US;

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

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS;

•                  OUR TAX STATUS AS A REIT;

•                  OUR ABILITY TO PURCHASE ADDITIONAL PROPERTIES;

•                  OUR PLANS TO PURSUE THE SALE OF CERTAIN HOTELS;

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES; AND

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

HOSPITALITY PROPERTIES TRUST

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

•                  WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE;

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR AMENDED CREDIT FACILITY IS SUBJECT TO HPT’S SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS;

•                  THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE A CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR TENANTS OR MANAGERS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS;

•                  WE EXPECT THAT WHILE THE SECURITY DEPOSIT UNDER OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY.  THIS STATEMENT IMPLIES MARRIOTT WILL BE ABLE AND WILLING TO FULFILL ITS OBLIGATION UNDER THIS GUARANTY, OR THAT SHORTFALLS WILL NOT EXCEED THE $40.0 MILLION GUARANTY CAP.  WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF ITS HOTELS;

•                  WE EXPECT THAT INTERCONTINENTAL WILL CONTINUE TO PAY US THE NET CASH FLOWS FROM OPERATIONS OF THE HOTELS INCLUDED IN OUR MANAGEMENT AGREEMENT AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS.  HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL’S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS;

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

•                  OUR RECENT AMENDMENTS TO OUR LEASES WITH TA MAY IMPLY THAT TA CAN AFFORD TO PAY THE AMENDED AND DEFERRED RENT AMOUNTS AND THAT IT WILL TIMELY DO SO IN THE FUTURE.  IN FACT, SINCE ITS FORMATION TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE CURRENT LEVELS OF COMMERCIAL ACTIVITY DECLINE, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE AMENDED AND DEFERRED RENTS DUE TO US;

HOSPITALITY PROPERTIES TRUST

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES, OR BE ABLE TO COMPLETE ACQUISITIONS;

•                  WE ARE CONSIDERING SELLING OR REBRANDING CERTAIN HOTELS AND EXPECT SOME OF THESE SALES, IF ANY, MAY BE COMPLETED BY JUNE 30, 2012.  IN FACT, WE MAY BE UNABLE TO SELL OR REBRAND ANY OF THESE HOTELS OR MAY SELL THE HOTELS AT AMOUNTS THAT ARE LESS THAN THEIR CURRENT CARRYING VALUES;

•                  OUR PLANNED ACQUISITION FROM SAC OF THE ENTITIES WHICH OWN AND LEASE THE TWO HOTELS IS A COMPONENT PART OF A COMPLEX MERGER TRANSACTION WHICH IS SUBJECT TO VARIOUS CONDITIONS AND CONTINGENCIES. THIS MERGER TRANSACTION MAY NOT OCCUR AND WE MAY NOT ACQUIRE THESE ENTITIES;

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR COMPENSATION COMMITTEE, WHICH IS COMPOSED OF OUR INDEPENDENT TRUSTEES, APPROVED THE RECENT AMENDMENT TO OUR BUSINESS MANAGEMENT AGREEMENT THAT WE ENTERED INTO WITH RMR AND THAT OUR INDEPENDENT TRUSTEES APPROVED OUR AGREEMENTS WITH SAC. THE IMPLICATION OF THESE STATEMENTS MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES. HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT; AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, TA, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR 2010 ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” HEREIN AND IN OUR 2010 ANNUAL REPORT AND IN OUR FILINGS WITH THE SEC, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

During the nine months ended September 30, 2011, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

On June 14, 2011, we entered into an agreement to re-align and extend our Marriott No. 2, 3 and 4 management contracts with Marriott.  The new agreement covering 71 hotels was effective January 1, 2011.  The combined minimum returns due to us under the new agreement remained unchanged at $98.4 million per year.  Under the new agreement, the security deposits under the historical contracts were combined and we will utilize the security deposit to cover shortfalls in the payment of the minimum amounts contractually required for all 71 hotels.  During the three and nine months ended September 30, 2011, the net cash flows generated by the operations of these hotels were $2.8 million and $18.1 million, respectively, less than the minimum amounts contractually required.  Also, during the period between September 30, 2011 and November 7, 2011, the amounts we received for this portfolio were $2.6 million less than the minimum returns due.  We applied the remaining security deposit available of $0.2 million to the shortfalls and have requested Marriott fund $1.6 million under the terms of the available guaranty.  The balance of this guaranty was $40.0 million as of November 7, 2011.

On July 25, 2011, we entered into an agreement to revise and extend our four contracts with InterContinental.  The new agreement covering 130 hotels was effective July 1, 2011.  The combined minimum returns and rents due to us under the new agreement remained unchanged at $153.1 million per year.  Under the new agreement, the security deposit we hold for the historical contracts continues to secure payments to us under the new agreement.  In addition, InterContinental has provided us an additional $37.0 million to supplement this security deposit.  During the three and nine months ended September 30, 2011, the net cash flows generated by the operations of these hotels were $0.4 million and $9.7 million, respectively, less than the minimum amounts contractually required.  Also, during the period between September 30, 2011 and November 7, 2011, the amounts we received for this portfolio were $1.9 million less than the minimum returns due.  We applied the available security deposit to cover these amounts.  At November 7, 2011, the remaining balance of the security deposit which we hold for the agreement was  $62.3 million.

The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us.  The Marriott guaranty is limited to total payments by Marriott to us of $40.0 million and expires on December 31, 2017.

When and if the aforesaid InterContinental security deposit and Marriott guaranty are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from Marriott and InterContinental, respectively.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts.

HOSPITALITY PROPERTIES TRUST

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant, manager and operating data.  We purchase some of our information technology from vendors, on whom our systems depend.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 67,300 common shares of beneficial interest, par value $0.01 per share, valued at $24.19 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of RMR, our manager. We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

On November 2, 2011, we and RMR amended our business management agreement under which RMR provides business management services to us.  The amendment was approved by our compensation committee, which is composed solely of our Independent Trustees.

The business management agreement provides, among other things, that RMR is entitled to a management fee at an annual rate equal to a percentage of our average invested capital, determined as specified in the business management agreement.  The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, up to the first $250.0 million of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee based upon increases in our cash available for distribution, as defined in the business management agreement.  The incentive fee is paid in our common shares.

As amended, in determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another real estate investment trust to which RMR provides business management or property management services, or an RMR Managed REIT, will be equal to the applicable selling RMR Managed REIT’s historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties.

In the business management agreement we acknowledge that RMR will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another RMR Managed REIT.  The amendment added a provision that, with certain exceptions, if we determine to offer for sale or long term ground lease any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or lease to that RMR Managed REIT and negotiate in good faith for such purchase or lease.  If we and the other RMR Managed REIT do not reach an agreement within 15 days, we will be free to pursue the proposed transaction with others upon the same or substantially similar terms offered and for a price that is not less than 90% of the offered price.

The above description of the amendment to the business management agreement is qualified in its entirety by reference to the amended and restated business management agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Additional information about the relationships among us, our Trustees, our executive officers, RMR and certain other RMR Managed REITs and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Part I of this Quarterly Report on Form 10-Q, including Note 11 to the Notes to our Condensed Consolidated  Financial Statements included in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Item 2 and “Warning Concerning Forward Looking Statements”, which are incorporated herein by reference, as well as our other filings with the SEC that are referred to in those items.

HOSPITALITY PROPERTIES TRUST

Item 6.  Exhibits

10.1                                            Management Agreement, dated as of July 1, 2011, among HPT IHG TRS-1, Inc., HPT IHG TRS-2, Inc., HPT IHG TRS-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011.)

10.2                                            Credit Agreement, dated as of September 8, 2011, among Hospitality Properties Trust, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 9, 2011.)

10.3                                            Amended and Restated Business Management Agreement, dated as of November 2, 2011, between Reit Management & Research LLC, the Company, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy. (Filed herewith.)

10.4                                            Purchase Agreement, dated November 2, 2011, among Property Aquisition Corp. (a/k/a Sonesta Acquisition Corp.), PAC Merger Corp. and Hospitality Properties Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 8, 2011.)

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

31.2                                            Rule 13a-14(a) Certification.  (Filed herewith.)

31.3                                            Rule 13a-14(a) Certification.  (Filed herewith.)

31.4                                            Rule 13a-14(a) Certification.  (Filed herewith.)

32                                                     Section 1350 Certification.  (Furnished herewith.)

101                                               The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.  (Furnished herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 8, 2011

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 8, 2011