Form 10-K
period 2011-12-31
HOSPITALITY PROPERTIES TRUST
filed 2012-02-29
CIK 945394

Use these links to rapidly review the document

Index to Financial Statements and Financial Statement

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-115272

HOSPITALITY PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-3262075 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts (Address of Principal Executive Offices)	02458-1634 (Zip Code)

Registrant's Telephone Number, Including Area Code 617-964-8389

          Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.0 billion based on the $24.25 closing price per common share on the New York Stock Exchange on June 30, 2011. For purposes of this calculation, an aggregate of 494,217 common shares of beneficial interest $.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 28, 2012: 123,521,535.

          References in this Annual Report on Form 10-K to the "Company," "HPT," "we," "us" or "our" include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for the Annual Meeting of Shareholders to be held on May 9, 2012, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR HOTEL MANAGERS' OR TENANTS' ABILITIES TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US,

  •
  THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY THE AMENDED AND DEFERRED RENT AMOUNTS DUE TO US,

  •
  OUR ABILITY TO OBTAIN AND MAINTAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVELCENTERS ON SATISFACTORY TERMS,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR ABILITY TO PURCHASE OR SELL PROPERTIES,

  •
  OUR PLANS TO PURSUE THE SALE OF CERTAIN HOTELS,

  •
  OUR PLANS TO REBRAND CERTAIN HOTELS,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT AND RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED

i

FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR HOTEL MANAGERS AND TENANTS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS AND HOTEL MANAGERS OPERATE,

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA INTERNATIONAL HOTELS CORPORATION, OR SONESTA, AND RMR AND THEIR RELATED PERSONS AND ENTITIES.

FOR EXAMPLE:

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

  •
  THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES. ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY ADDITONAL CASH PAYMENT. BECAUSE WE DO NOT RECEIVE AN ADDITIONAL CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR TENANTS OR MANAGERS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

  •
  WE EXPECT THAT WHILE THE SECURITY DEPOSIT UNDER OUR MARRIOTT NO. 234 AGREEMENT (DESCRIBED FURTHER IN THIS REPORT) IS EXHAUSTED, MARRIOTT INTERNATIONAL, INC., OR MARRIOTT, WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY. THIS STATEMENT IMPLIES MARRIOTT WILL BE ABLE AND WILLING TO FULFILL ITS OBLIGATION UNDER THIS GUARANTY, OR THAT SHORTFALLS WILL NOT EXCEED THE $40.0

    MILLION GUARANTY CAP. WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT'S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR MARRIOTT HOTELS,

  •
  WE EXPECT THAT INTERCONTINENTAL HOTELS GROUP PLC, OR INTERCONTINENTAL, WILL CONTINUE TO PAY US THE NET CASH FLOWS FROM OPERATIONS OF THE HOTELS INCLUDED IN OUR MANAGEMENT AGREEMENT AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL'S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS,

  •
  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME ARE OFTEN A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO CONTINUED DEPRESSED HOTEL OPERATING RESULTS FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM OUR HOTEL INVESTMENTS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED,

  •
  OUR RECENT AMENDMENTS TO OUR LEASES WITH TA MAY IMPLY THAT TA CAN AFFORD TO PAY THE AMENDED AND DEFERRED RENT AMOUNTS AND THAT IT WILL TIMELY DO SO IN THE FUTURE. IN FACT, SINCE ITS FORMATION TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE CURRENT LEVELS OF GENERAL COMMERCIAL ACTIVITY IN THE COUNTRY DECLINE, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY THE AMENDED AND DEFERRED RENTS DUE TO US,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR CONTRACT TERMS FOR NEW PROPERTIES,

  •
  WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING TERMS, MANAGEMENT AGREEMENTS OR LEASE TERMS FOR NEW PROPERTIES, OR BE ABLE TO COMPLETE ACQUISITIONS,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO SELL ONE HOTEL. THIS TRANSACTION IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THIS TRANSACTION MAY BE DELAYED OR MAY NOT OCCUR,

  •
  WE ARE CONSIDERING SELLING OR REBRANDING CERTAIN HOTELS. IN FACT, WE MAY BE UNABLE TO SELL OR REBRAND ANY OF THESE HOTELS OR MAY SELL THE HOTELS AT AMOUNTS THAT ARE LESS THAN THEIR CURRENT CARRYING VALUES, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, TA, SONESTA, AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ARE AVAILABLE ON ITS WEBSITE AT WWW.SEC.GOV.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

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

HOSPITALITY PROPERTIES TRUST
2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2011, we owned 288 hotels with 42,632 rooms or suites, and 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.

        Our principal external growth strategy is to expand our investments in high quality real estate used in hospitality industries and enter leases and management agreements with qualified operators which generate returns to us that exceed our operating and capital costs. Our principal internal growth strategy is to participate through additional returns and percentage rents in increases in the operating income of our managed hotel properties and increases in total sales at our leased hotels and travel centers, respectively.

        Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

HOTEL PROPERTIES

        As of December 31, 2011, our hotels were operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, Crowne Plaza Hotels & Resorts®, Hyatt Place®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott® or Park Plaza® Hotels & Resorts.

        Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. These hotels generally have a market offering 24 hour snacks & beverages, a restaurant, lounge, meeting rooms, business services, a fitness center, guest laundry and a pool. The Courtyard by Marriott® brand is evolving to include upgraded public space, technology and new food & beverage offerings through the Bistro at Courtyard®. As of December 31, 2011, we have completed the required improvements to implement the Bistro at Courtyard® concept at 41 of our 71 Courtyard hotels. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels. Each guest room offers free high speed internet. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2011, 913 Courtyard by Marriott® hotels were open and operating in the United States and internationally. We have invested a total of $939 million in 71 Courtyard by Marriott® hotels with a total of 10,281 rooms.

        Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one bedroom suites designed for business and leisure travelers expecting to stay five or more nights. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work area and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner, television, combination videocassette and DVD player and compact disc player. The work area includes a large desk and executive chair, free high speed internet access, two phone lines, voice mail and free local calls. Most Candlewood Suites® suites contain a king size bed. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments 24 hours a day. The Candlewood Suites® brand provides extended stay guests with the home away from home experience. According to InterContinental Hotels Group PLC, or InterContinental, the owner of the Candlewood Suites® brand, 285 Candlewood Suites® hotels were open and operating in the United States and internationally as of December 2011. We have invested $618 million in 76 Candlewood Suites® hotels with a total of 9,220 suites.

        Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Each suite typically offers a fully equipped kitchen and a work area with an oversized desk, multi-feature telephones, an ergonomically designed chair and complimentary high speed internet access. Other amenities usually include a free breakfast buffet, evening receptions, an onsite convenience store, complimentary guest laundry, fitness center and 24 hour business center. With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, 179 Staybridge Suites® hotels were open and operating in the United States and internationally as of December 2011. We have invested a total of $487 million in 35 Staybridge Suites® hotels with a total of 4,338 suites.

        Residence Inn by Marriott® hotels are designed to provide business, governmental and family travelers with all the comforts of home while on long-term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants. All offer complimentary continental breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2011, 617 Residence Inn by Marriott® hotels were open and operating in the United States, Mexico and Canada. We have invested a total of $499 million in 37 Residence Inn by Marriott® hotels with a total of 4,695 suites.

        Crowne Plaza Hotels & Resorts® is InterContinental's upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® have a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® contain between 295 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, a full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities. According to InterContinental, 387 Crowne Plaza Hotels & Resorts® were open and operating worldwide as of December 2011. We have invested a total of $392 million in 12 Crowne Plaza Hotels & Resorts® with a total of 4,401 rooms.

        Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well designed, high tech and contemporary environment catering to the multi-tasking business traveler. Hyatt Place® hotels are located in urban, suburban and airport locations. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi internet and a media center with a 42 inch high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Bakery Café, which offers various coffee options and a selection of beer, wine and cocktails and a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. Hyatt Place® guests include individual and business travelers, as well as families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. According to Hyatt Hotels Corporation, or Hyatt, the owner of the

Hyatt Place® brand, 162 Hyatt Place® hotels were open and operating in the United States as of December 2011. We have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

        InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® contain between 189 and 485 rooms. InterContinental Hotels & Resorts® offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, 169 InterContinental Hotels & Resorts® hotels were open worldwide as of December 2011. We have invested a total of $301 million in five InterContinental Hotels & Resorts® with a total of 1,479 rooms.

        Marriott Hotels and Resorts® is Marriott's flagship brand renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® contain between 356 and 601 rooms. The guest rooms offer luxury linens, a "smart workspace" with an ergonomic chair and multi-feature telephones. Our Marriott Hotels and Resorts® have between 20,000 to 29,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to a choice of restaurants, cocktail lounges, concierge floors, pools, saunas, and health/fitness centers. According to Marriott, 555 Marriott Hotels and Resorts® were open worldwide as of December 2011. We have invested $161 million in three Marriott Hotels and Resorts® with a total of 1,349 guest rooms.

        Radisson® Hotels & Resorts is a leading full service hotel brand that serves both the business and leisure traveler. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 rooms. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre-arrival online check in system. Our Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. The meeting facilities at our Radisson® Hotels & Resorts generally can accommodate groups of between 10 and 600 people in a flexible meeting room design with audiovisual equipment. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, 406 Radisson® Hotels & Resorts were open and operating worldwide as of December 2011. We have invested a total of $116 million in five Radisson® Hotels & Resorts with a total of 1,134 rooms.

        TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the new in-room HomeOffice™ Suite. Other amenities offered typically include voice mail, free high speed internet access, guest laundry facilities, 24 hour staffing, a light complimentary breakfast, late night snack and beverage offerings from the "In a Pinch" market and a fitness center. According to Marriott, 201 TownePlace Suites by Marriott® were open worldwide as of December 2011. We have invested $105 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

        Country Inns & Suites by Carlson® is a mid-priced select service lodging chain catering to both business and leisure travel. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include spacious, well equipped rooms, free breakfast and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin-op laundry service and a restaurant and lounge. According to Carlson, 469 Country Inns & Suites by Carlson® were open and operating worldwide as of December 2011. We have invested a total of $75 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

        Holiday Inn Hotels & Resorts® offers business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our one Holiday Inn Hotel® and our one Holiday Inn Select® hotel contain between 190 and 264 rooms. The Holiday Inn Hotel® and the Holiday Inn Select® hotel brands do not differ in product offerings. Each brand offers similar amenities and services including a large work desk, phone with voice mail, free high speed internet access, a business center with internet access, copy and fax service, in room coffee and tea service and designer bath amenities. The meeting facilities at our Holiday Inn Hotels® generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. The Holiday Inn Select® brand was discontinued in 2006; however, the hotels are allowed to carry the Holiday Inn Select® flag until the existing license expires. According to InterContinental, the owner of the Holiday Inn Hotels & Resorts® brand, 1,233 Holiday Inn Hotels® were open and operating worldwide as of December 2011. We have invested a total of $23 million in one Holiday Inn Hotels® and one Holiday Inn Select® hotel with a total of 454 rooms.

        SpringHill Suites by Marriott® are all suites hotels designed to attract value conscious business and family travelers. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet, two phone lines, free high speed internet access and voice mail, guest laundry, lobby computer, access to a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, 287 SpringHill Suites by Marriott® were open as of December 2011. We have invested $21 million in two SpringHill Suites by Marriott® with a total of 264 suites.

        Park Plaza® Hotels & Resorts is in the mid-priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well appointed guest rooms with large work areas, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resort generally can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotel & Resort hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, 35 Park Plaza® Hotels & Resorts were open and operating as of December 2011. We have invested a total of $11 million in one Park Plaza® Hotel & Resort with a total of 209 rooms.

        The following table details the chain scale and service level of our hotels, as categorized by Smith Travel Research, as of December 31, 2011.

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	5	—	—	5
Upper Upscale	3	—	—	3
Upscale	18	95	72	185
Upper Midscale	2	—	12	14
Midscale	5	—	76	81

Totals	33	95	160	288

        On January 31, 2012, we completed the acquisition of the entities which own or lease two Royal Sonesta branded hotels. The hotels are managed by Sonesta International Hotels Corporation (formerly known as Sonesta Acquisition Corp.), or Sonesta, an affiliate of our manager,

Reit Management & Research LLC, or RMR. For further information on these transactions, see Note 8 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

TRAVEL CENTER PROPERTIES

        As of December 31, 2011, we owned 185 travel centers; 145 of our travel centers are operated under the TravelCenters of America®, or TA®, brand names and 40 are operated under the Petro Stopping Centers®, or Petro®, brand name.

        Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 23 acres of land with parking for 190 tractor trailers and 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points; a travel and convenience store; and a game room, lounge, private showers and other amenities for professional truck drivers and motorists.

        The physical layout of our travel centers varies from property to property. Many of our TA® branded properties have one building with separate service areas, while many of our Petro® branded properties have several separate buildings. According to TA, 168 TA® and 69 Petro® sites were open and operating in the U.S. and Canada as of December 31, 2011. We have invested $1.9 billion in 145 TA® branded properties and $725 million in 40 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

        As of December 31, 2011, 287 of our hotels are included in one of five portfolio agreements; 233 hotels are leased to our taxable REIT subsidiaries, or TRSs, and managed by hotel operating companies, and 55 hotels are leased to third parties. One hotel is not included in a portfolio and is leased to Marriott. Our 185 travel centers are leased under two portfolio agreements. The principal features of the management agreements and leases for our 473 properties are as follows:

  •
  Minimum Returns or Minimum Rent.  All of our agreements require our managers or tenants to pay to us fixed minimum returns or minimum rent.

  •
  Additional Returns or Rent.  Certain of our agreements require percentage returns or rent based on increases in gross property revenues over threshold amounts. In addition, certain of our hotel management agreements provide for additional returns to us based on increases in hotel operating income.

  •
  Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2011 is 15.0 years, without giving effect to any renewal options our managers or tenants may have.

  •
  Pooled Agreements.  All but one of our properties is part of a portfolio combination. In all but one of our portfolio combinations, the manager's or tenant's obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest portfolio combination includes 11 hotels in which we have invested $202 million; the largest portfolio combination includes 145 travel centers in which we have invested $1.9 billion.

  •
  Geographic Diversification.  Each portfolio combination of properties is geographically diversified.

  •
  Strategic Locations.  Our properties are located in the vicinity of major demand generators such as large suburban office parks, airports, medical or educational facilities or major tourist attractions for hotels and interstate highways for travel centers.

  •
  All or None Renewals.  All manager or tenant renewal options for each combination of our properties may only be exercised on an all or none basis and not for separate properties.

  •
  Property Maintenance.  Generally our hotel agreements require the deposit of 5% to 6% of annual gross hotel revenues into escrows to fund periodic renovations. For recently built or renovated hotels, this requirement may be deferred for a period. Our travel center leases require the tenants to maintain the leased travel centers, including structural and non-structural components.

  •
  Security Features.  Each management agreement or lease includes various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager's or tenant's parent company. As of December 31, 2011, five of our seven portfolio agreements and our one stand alone property, a total of 290 properties, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees. These properties represent 63% of our total investments, at cost, at December 31, 2011.

        Our lease with a subsidiary of Host Hotels & Resorts, Inc., or Host, for 53 Courtyard hotels has a current expiration date of December 31, 2012. We received notice in November 2010 that our tenant has determined not to renew this agreement. Upon expiration of the agreement, we expect to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreement with Marriott. In June 2011, Marriott provided notice to us that it intends to exercise its option to renew this management agreement for an additional 12 years to 2024.

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

        In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2011, we owned no convertible mortgages or joint venture interests.

        We may not achieve some or all of our investment objectives.

        Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. REIT tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by a third party. As of December 31, 2011, 233 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

DISPOSITION POLICIES

        In the past, we have occasionally sold a property or exchanged properties which we own for different properties. As of December 31, 2011, we had 21 hotels being marketed for sale with a carrying value of $123.0 million; however, subsequent to December 31, 2011, we entered discussions with Marriott about retaining certain of these hotels in our Marriott No. 234 Contract. On February 10, 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri. We also continue to evaluate plans to either sell or rebrand 42 InterContinental hotels, including the conversion of certain hotels to the Sonesta brand and management. We may identify additional properties for sale in the future. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

  •
  Potential opportunities to increase revenues and property values by reinvesting sale proceeds;

  •
  The proposed sale price;

  •
  Capital required to maintain the property;

  •
  The strategic fit of the property with the rest of our portfolio and with our plans;

  •
  Our operator's or tenant's desire to cease operation of the property; and

  •
  The existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility and our unsecured term debt and convertible notes indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is between 40% and 50% of our total book capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization accordingly.

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

OTHER INFORMATION

        Manager.    Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Senior Housing Properties Trust, or SNH, and Government Properties Income Trust, or GOV, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TA and Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Vern D. Larkin, Senior Vice President; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President and Mark R. Young, Senior Vice President. Ethan S. Bornstein, Mark L. Kleifges and John G. Murray are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services. Mr. Kleifges, our Treasurer and Chief Financial Officer, also serves as Treasurer and Chief Financial Officer of GOV.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 28, 2012, RMR had approximately 740 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

        The travel center and truck stop industry is highly competitive. Although there are in excess of 6,000 travel centers and truck stops in the U.S., we understand TA believes that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love's Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants, travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if commercialized. The largest competitor of our travel centers is Pilot Flying J Inc., which resulted from the July 2010 merger of the companies that had then been the first and second largest companies in TA's industry based on fuel sales volumes. As a result of the Pilot Flying J Inc. combination, our travel centers may see increased competitive pressure, especially for large trucking fleets and long haul trucking fleets, that could negatively impact TA's ability to pay rents due to us.

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

        The ongoing political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or operators and their ability to pay rent or returns to us. For more information, see "Risk Factors—Risks Related to Our Business—Acquisition and ownership of real estate is subject to environmental and climate change risks, and compliance with environmental and climate change laws may be costly".

        Internet Website.    Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics, or our Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10-K.

        Segment Information.    As of December 31, 2011, we had two operating segments, hotel real estate investments and travel center real estate investments. See our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company, regulated investment company, REIT or other financial institution;

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

        The sections of the Internal Revenue Code of 1986, as amended, or the IRC, that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make, for example, our January 2007 spin off of TA to our common shareholders.

        The conversion formula of our Series D Cumulative Redeemable Preferred Shares and our convertible senior notes may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a holder receives upon conversion. Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions. In general, a holder of our Series D Cumulative Redeemable Preferred Shares or our convertible senior notes would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a holder's adjusted tax basis in, as applicable, the Series D Cumulative Redeemable Preferred Shares or the convertible senior notes would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of, as applicable, our Series D Cumulative Redeemable Preferred Shares or convertible senior notes could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions. A holder may also receive a constructive distribution if a conversion of its Series D Cumulative Redeemable Preferred Shares or its convertible senior notes is accompanied by a change in the conversion formula.

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

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2011 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference. This is especially possible where we utilize net operating loss carryovers against taxable income, in that the rules for net operating loss carryovers are generally more stringent under the alternative minimum tax.

  •
  If we have net income from the disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

  •
  If we have net income from prohibited transactions—that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor—we will be subject to tax on this income at a 100% rate.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year of the acquisition.

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

  •
  In 2005, we acquired hotels in Canada and Puerto Rico. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under currently applicable law and through available tax concessions, we have minimized the Canadian and Puerto Rican income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

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

        We have invested and may invest in real estate both through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs. (For our 2001 through 2008 taxable years, no more than 20% of the total value of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our TRSs; before the introduction of TRSs in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a TRS of ours must:

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

        In addition, a corporation other than a REIT in which a TRS directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which we intend for the subsidiary's TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

        Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, TRSs can generally undertake third-party management and development activities and activities not related to real estate. Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below. Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into after July 30, 2008 primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

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

  •
  engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        Our Relationship with TA.    On January 31, 2007, we spun off all the then outstanding TA common shares. Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters and its subsidiaries for the periods ending on or before the distribution date. Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value. On August 11, 2008, we entered into a rent deferral agreement with TA under which TA had the option to defer specified monthly rent payments from July 1, 2008 through December 31, 2010. In exchange, TA issued 1,540,000 shares to us then equal to approximately 9.5% of its outstanding shares (we own approximately 8.8% of TA's outstanding shares as of December 31, 2011), determined after this new issuance. On January 31, 2011, we entered into an amendment agreement with TA to modify the terms of our leases with TA. Our leases with TA, TA's limited liability company operating agreement, the transaction agreement governing the spin off, the rent deferral agreement and the amendment agreement collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

        We have in the past engaged as an intended eligible independent contractor a manager that manages only a modest number of qualified lodging facilities for parties other than us and our TRSs, and we may in the future again engage such a manager as an intended eligible independent contractor. In the past we received, and in future instances would expect to receive, from our counsel, Sullivan & Worcester LLP, an opinion to the effect that the intended eligible independent contractor should in fact so qualify. But if the IRS or a court determines that the opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by ineligible contractors would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification as a REIT. If the relief provision were to apply to us, we would be subject to tax at a

100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material if a material number of the properties leased to our TRSs are managed for the TRSs by ineligible contractors.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

        Under Section 108(i) of the IRC, we elected to defer approximately $64 million of 2009 taxable income arising from our repurchase and retirement of a portion of our outstanding debt. We will be required to recognize this deferred income ratably over a five-year period commencing in 2014, subject to possible acceleration upon the occurrence of specified events. As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our deferred recognition of taxable income pursuant to the election. We do not anticipate that any portion of this deferred amount will be accelerated to a period prior to the five-year period commencing in 2014.

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

        On January 31, 2012, we acquired all of the outstanding stock of a C corporation. At the time of our acquisition, this C corporation directly or indirectly owned all of the outstanding equity interests in corporate and noncorporate subsidiaries. Upon our acquisition, except to the extent we made an applicable TRS election, the acquired entities generally became either our qualified REIT subsidiaries under Section 856(i) of the IRC or disregarded entities under Treasury regulations issued under Section 7701 of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of these acquired and then disregarded entities have been treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally were treated as the successor to these acquired and then disregarded subsidiaries' federal income tax attributes, such as these entities' adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to these acquired and then disregarded subsidiaries' earnings and profits for federal income tax purposes.

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation in particular circumstances. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the specified period (generally, ten years) could be subject to tax under these rules. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions. In the case of assets acquired in the January 31, 2007 acquisition, any built-in gain subject to tax may generally be reduced by certain net operating loss carryforwards that we inherited. Other than the assets we distributed in the spin off of TA as described above, we have not disposed of, and have no present plan or intent to dispose of, any other assets acquired in the January 31, 2007 acquisition. Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets' fair market value, we reported only modest taxable gains from the spin off of TA, and net operating loss carryforwards were available to us so as to eliminate any applicable tax on such recognized gains.

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at the maximum capital gain rate of 15% (scheduled to expire for taxable years beginning after December 31, 2012).

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of the January 31, 2007 and January 31, 2012 transactions, we succeeded to the undistributed earnings and profits, if any, of the acquired corporate entities. Thus, we needed, and in the case of the January 31, 2012 transactions we need, to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed or fail to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we retained accountants to compute the amount of undistributed earnings and profits that we inherited in the January 31, 2007 and January 31, 2012 transactions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained, or will remain, undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired subsidiaries as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, the maximum federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our Series D Cumulative Redeemable Preferred Shares or on our senior convertible notes) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

        In contrast to the typical redemption of preferred shares for cash only, discussed above, if a U.S. shareholder receives a number of our common shares as a result of a conversion or repurchase of Series D Cumulative Redeemable Preferred Shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (1) the excess, if any, of the value of the cash and common shares received over such shareholder's adjusted tax basis in its Series D Cumulative Redeemable Preferred Shares surrendered or (2) the cash received. Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of Series D Cumulative Redeemable Preferred Shares to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder's continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain. A U.S. shareholder's basis in its common shares received would be equal to the basis for Series D Cumulative Redeemable Preferred Shares surrendered, less any cash received plus any income or gain recognized. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for Series D Cumulative Redeemable Preferred shares surrendered. If, in addition to common shares, upon conversion or repurchase a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion or repurchase.

        A U.S. shareholder generally will not recognize any income, gain or loss upon conversion of Series D Cumulative Redeemable Preferred Shares into common shares except with respect to cash, if any, received in lieu of a fractional common share. A U.S. shareholder's basis in its common shares received would be equal to the basis for Series D Cumulative Redeemable Preferred Shares surrendered, less any basis allocable to any fractional share exchanged for cash. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for Series D Cumulative Redeemable Preferred Shares surrendered. Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share. Accordingly, receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share. If, in addition to common shares, upon conversion a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.

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

        Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

        Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our Series D Cumulative Redeemable Preferred Shares or our senior convertible notes into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, future regulations will provide that such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2015. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares and our preferred shares have been and will remain widely held, and we expect the same to be true of any additional class of preferred shares that we may issue, but we can give no assurances in this regard.

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

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.

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

Risks Related to Our Business

The operating performance of our properties has not fully recovered from the recession, which has adversely impacted our managers and tenants and may jeopardize their abilities to pay our rents and returns.

        Our properties are operated in two segments of the economy which were severely impacted by the recent economic recession. While the economy grew modestly in 2011, we do not know if or when the economy will fully return to pre-recession levels. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. In 2008 and 2009, the U.S. hotel industry experienced declines in occupancy, revenues and profitability. These declines reflect reduced business and leisure travel resulting from reduced business and consumer spending during the recession. In 2010 the U.S. hotel industry saw modest gains in occupancy and revenues, but profitability generally declined or remained flat due to increases in operating expenses. In 2011, the U.S. hotel industry experienced gains in occupancy, revenues and profitability when compared to 2010; however, all these industry measures are still well below their 2007, pre-recession levels.

        Our travel centers primarily provide goods and services to the trucking industry. The slowdown in the construction industry and reduced consumer spending resulting from the recent recession continue to adversely impact the trucking industry which provides customers to our travel centers. The steady increase in global trade has historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the recent recession and this slowing continues to adversely affect business at our travel centers. Although the level of trucking activity and business activity at our travel centers improved in 2010 and 2011, they are still below their pre-recession levels.

        If the present general economic conditions continue for an extended time or if the present conditions worsen, our tenants and operators may be unable to meet their financial obligations to us. If we do not receive our rents and returns from our managers and tenants, our income and cash flows will decline, we may be unable to pay distributions to shareholders and the market value of our shares will likely decline.

Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made.

        Certain of our rents and returns are guaranteed by the parent entities of our managers and tenants. However, several of these guarantees are limited by dollar amounts and in duration; for example, our guaranty from Marriott for 71 hotels is limited to $40.0 million (of which $30.9 million remained available at December 31, 2011) and expires on December 31, 2017, our guaranty from Hyatt is limited to $50.0 million (of which $21.0 million remained available at December 31, 2011), and our guaranty from Carlson is limited to $40.0 million (of which $25.6 million remained available at December 31, 2011). If our Marriott, Hyatt and Carlson properties continue to produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may be exhausted. Also, because the large majority of TA's business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. The existence of parent companies' guarantees for our tenants' and managers' obligations to us does not assure that these obligations will be paid.

Certain managers and tenants have failed to pay the full amounts due to us, and the security deposits applied to cover the shortages will not provide cash flow to us.

        During the twelve months ended December 31, 2011, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

        On June 14, 2011, we entered into an agreement to re-align and extend our Marriott No. 2, 3 and 4 management contracts. The new agreement covering 71 hotels was retroactively effective as of January 1, 2011. The combined minimum returns due to us under the new agreement remained unchanged at $98.4 million per year. Under the new agreement, the security deposits under the historical contracts were combined and were available to us to cover shortfalls in the payment of the minimum amounts contractually required for all 71 hotels. During the twelve months ended December 31, 2011, the payments we received under this agreement were $29.8 million less than the minimum amounts contractually required. We applied the remaining available security deposit of $18.4 million to cover the shortfalls and Marriott provided $9.1 million of guaranty payments to cover up to 90% of the minimum returns due to us. Also, during the period between December 31, 2011 and February 28, 2012, the amounts we received for this portfolio were $1.5 million less than the minimum returns due. Marriott provided $5.2 million of guaranty payments to cover up to 90% of the minimum returns due to us. The balance of this guaranty was $25.6 million as of February 28, 2012.

        On July 25, 2011, we entered into an agreement to revise and extend our four contracts with InterContinental. The new agreement covering 130 hotels was retroactively effective as of July 1, 2011. The combined minimum returns and rents due to us under the new agreement remained unchanged at $153.1 million per year. Under the new agreement, the security deposit we hold for the historical contracts continues to secure payments to us under the new agreement. In addition, InterContinental has provided us an additional $37.0 million to supplement this security deposit. During the twelve months ended December 31, 2011, the payments we received under this agreement were $18.1 million less than the minimum amounts contractually required. We applied the available security deposit to cover the shortfalls. Also, during the period between December 31, 2011 and February 28, 2012, the amounts we received under this agreement were $13.9 million less than the minimum returns due. We applied the available security deposit to cover these amounts. At February 28, 2012, the remaining balance of the security deposit which we hold for this agreement was $41.9 million.

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

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in cash flow to us of these amounts. To maintain our REIT status under the IRC, we are required to pay substantially all of our income as distributions to shareholders; however, our Board of Trustees historically has considered our cash flows as an important determinant of our distributions. Accordingly, if we use security deposits to satisfy our tenants' and managers' payment obligations to us, we may not have sufficient cash flow to pay distributions or for other purposes.

TA may be unable to pay the reduced rent and deferred rent amounts due to us.

        On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA. Pursuant to the terms of the amendment agreement, the amounts of annual minimum rent due to us under the TA leases were reduced and the due date for the $150 million of rent TA had previously deferred under a rent deferral agreement was extended, without interest, to 2022 and 2024. Our entering this agreement does not ensure that TA can afford to pay the reduced and deferred rent amounts due to us and that it will do so in the future. TA has accumulated large losses since it became a separate public company in 2007 and future losses may limit TA's ability to pay the reduced and deferred rent amounts due to us.

Financial challenges at TA could continue or worsen.

        We lease all of our travel center properties, which constitute approximately 39% of our historical investments, to TA. TA generates a significant amount of its revenues from fuel sales, but generates low margins on these sales. TA's revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA's highway travel center facilities. The petroleum products pricing has been, and continues to be, volatile and highly competitive. During the past few years, fuel prices have increased and become materially more volatile, and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the U.S. and world economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA's profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased TA's working capital requirements. To mitigate the risks arising from fuel price volatility, TA generally maintains limited fuel inventories. Accordingly, an interruption in TA's fuel supplies would materially adversely affect its business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Additionally, increased fuel costs have caused TA's customers to conserve fuel, resulting in less demand for products sold by TA. The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced, which could jeopardize TA's ability to pay rent, including deferred amounts due to us and to satisfy TA's other obligations to us.

        On June 30, 2010, two of TA's competitors announced that they completed a merger. That merger combined the first and second largest competitors in TA's business, based on diesel fuel sales volume. As a result of this combination, TA may see increased competitive pressure that could negatively impact its sales volumes and profitability and could increase its level of selling, general and administrative expense, which could adversely impact TA's ability to pay rent to us.

We may be unable to access the capital necessary to repay debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies will fail and we may be unable to remain a REIT.

        We have large amounts of debts which will need to be refinanced within the next three years; for example, our $79.1 million of convertible notes may be surrendered to us for repurchase in March 2012, $100.9 million of our senior notes mature in July 2012, $287.0 million of our senior notes mature in 2013 and $300 million of our senior notes mature in 2014. At this time, it is uncertain whether we will be able to refinance these debt maturities or what the cost and other terms may be to accomplish such refinancings. The availability and cost of credit continues to be volatile, and credit availability for companies in the hotel and hospitality industry remains limited. Nonpayment at maturity or other defaults on our revolving credit facility or any of our other debt will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to pay distributions and the market value of our shares will likely decline.

Our failure or inability to meet certain terms of our revolving credit facility would adversely affect our business and may prevent our paying distributions to you.

        Our revolving credit facility includes various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility at a time when borrowed amounts are outstanding under this instrument, our lenders may demand immediate payment. Any default under our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline and may prevent our paying distributions to you.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2011, we had $2.1 billion in debt outstanding, which was 43% of our total book capitalization. Our note indenture and revolving credit facility permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may be unable to provide the funding required for the refurbishment of our properties.

        Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties; for example, we expect to fund approximately $400.0 million under our new agreements with InterContinental and Marriott combined. We may have to invest significant additional amounts in properties that we rebrand. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain these required standards, then the affected manager or tenant may terminate its management or lease agreement and hold us liable for damages.

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

  •
  dependence on business and leisure travel and tourism which generally causes hotel revenues to reflect general economic conditions;

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

        The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels' occupancy. Future acts of terrorism in the U.S. may adversely impact business and leisure travel activities and, accordingly, our business. Moreover, hotels have themselves been targets of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. Outbreaks of contagious diseases could cause travel to decline and have an adverse effect on the hotel industry in general. We cannot predict the extent to which additional terrorist attacks, acts of war, pandemics or similar events may occur in the future or the impact that such events would have on the hotel industry or on our hotel properties in particular, or their impact on our operating results and financial condition.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws, either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers' and tenants' performances, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers or tenants manage, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. Also, fees paid to our hotel managers are often set as a percentage of gross revenues rather than profits. As a result, our managers or tenants have in the past made and may in the future make decisions regarding competing properties or our hotels' operations that are not or would not be in our best interests.

We have a high concentration of our properties with a limited number of operators.

        TA leases all of our travel center properties, which constitute approximately 39% of our total historical investments. Two of our hotel managers, InterContinental and Marriott, operate approximately 27% and 26%, respectively, of our total historical investments. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increasing interest rates may adversely affect us and the value of an investment in our securities.

        Interest rates are currently at historically low levels and may increase. There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our securities:

  •
  Our revolving credit facility requires interest at variable rates and matures in 2015. As of December 31, 2011, we had $149.0 million outstanding and $601.0 million available for drawing under our revolving credit facility. If interest rates increase, so will our interest costs on any borrowings we may have outstanding under our revolving credit facility, which could adversely affect our cash flow and our ability to pay principal and interest on our debt, our cost to refinance existing debt when it becomes due and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

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

        Our business strategy contemplates additional acquisitions. We cannot assure investors that we will be able to consummate further acquisitions or that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. We might never realize the anticipated benefits of our acquisitions. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Also, property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution.

We face competition for the acquisition of properties.

        We expect to compete for property acquisition opportunities with entities which may have substantially greater financial resources than us, including, without limitation, other REITs, operating companies in the hospitality industry, banks, insurance companies, pension plans and public and private partnerships. These entities may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Such competition may reduce the number of suitable property acquisition opportunities available to us or increase the bargaining power of property owners seeking to sell their properties.

Real estate ownership creates risks and liabilities.

        Our business is subject to risks associated with real estate acquisitions and ownership, including:

  •
  the illiquid nature of real estate markets which limits our ability to purchase or sell our assets rapidly to respond to changing market conditions;

  •
  management agreements or leases which are not renewed at expiration and may be replaced with management agreements or leases with less favorable terms or relet at lower returns or rents;

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

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold.

        The travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA regularly incurs environmental cleanup costs. In the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental investigation and cleanup at, or near, our properties, including environmental damages at sites we own and lease to TA. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel center properties.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions but we believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or operators directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition and results of operations or the financial condition and results of operations of our tenants or operators and their ability to pay rent or returns to us.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, TA and four other companies to which RMR provides management services each own approximately 14.29% of AIC and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant, manager and operating data. Some of these systems are owned by RMR and several are owned by our subsidiaries and operated by our tenants and managers. We and RMR purchase some of our information technology from vendors, on whom our systems depend. We and RMR rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to shareholders. In order to meet these requirements, it may be necessary for us to sell or forego attractive investments. Furthermore, there is no guaranty that the federal government will not someday eliminate REITs under the IRC.

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

Risks Related to Our Relationship with RMR and its Affiliates.

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services we require are provided to us under contract by RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR, and as a result our expenses may increase.

Our management structure and our manager's other activities may create conflicts of interest or create the perception of conflicts of interest.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as making our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our individual operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including three other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment or leasing opportunities to present to us or to other businesses it manages. We also have agreed with RMR to first offer any property within the principal investment focus of another REIT to which RMR provides management services to such REIT prior to entering into any sale or other disposition arrangement with respect to such property. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR.

        RMR also acts as the manager for three other publicly traded REITs: CWH, which primarily owns and operates commercial office and industrial buildings and leased industrial land; GOV, which owns properties that are majority leased to government tenants; and SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR also provides management services to other public and private companies, including Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals, TA, our largest tenant, and Sonesta, which operates, manages and franchises hotels. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us and TA may create potential conflicts of interest or the appearance of such conflicts of interest. In addition, we participate with RMR, CWH, GOV, SNH, Five Star and TA in a combined insurance program through AIC, an Indiana insurance company. RMR, CWH, GOV, SNH, Five Star and TA have each invested in AIC and all of our Trustees are directors of this company.

        Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy serves as President and Chief Executive Officer and as a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

Our management agreements with RMR and Sonesta may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our cash available for distribution per share, as defined in our business management agreement with RMR. We also pay RMR property management fees for the office building component of one of our properties which also includes a hotel, based in part upon the gross rents we collect from tenants and the costs of construction we incur. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Subsequent to December 31, 2011, we consummated a purchase agreement and hotel management contracts with Sonesta, an entity owned by Messrs. Barry and Adam Portnoy, our Managing Trustees, which is affiliated with RMR. Our management agreements with RMR and Sonesta were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. RMR can terminate its management agreements with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for your shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated persons and entities. Our relationship with RMR, with the other businesses and entities to which RMR provides management services, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates, including Sonesta, may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention, even if the allegations are not substantiated.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning directly and by attribution more than 9.8% of the number or value of shares of any class or series of our outstanding shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, and in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees";

  •
  limitations on the ability of, and various requirements that must be satisfied in order for, our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the two thirds shareholder vote required for removal of Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws;

  •
  the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class of shares created by our Board of Trustees.

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

        Our declaration of trust, bylaws and indemnity contracts limit the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our declaration of trust, bylaws and indemnity contracts require us to indemnify any present or former Trustee or officer to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with TA, RMR and Sonesta and shareholder litigation against us or our Trustees and officers may be referred to arbitration proceedings.

        Our contracts with TA, RMR and Sonesta provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against TA, RMR, Sonesta or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our shares and our ability to make distributions to our shareholders.

Risks Related to Our Securities

Our Board of Trustees has the discretion to change our distribution policy from time to time, and there is no assurance that we will make distributions in the future.

        Our ability to pay distributions may be adversely affected by the risks described herein, including the recent U.S. recession and constrained conditions in the U.S. capital markets. In April 2009, our Board of Trustees determined to suspend the payment of regular quarterly distributions on common shares for the remainder of 2009. The suspension was the result of conditions in the capital markets, including the severe limitations on the availability of equity or debt capital to us to meet our obligations which are senior to the common shares, including our debt maturities in 2010 through 2012. We resumed making regular quarterly distributions in January 2010, but we can provide no assurances that we will continue to pay distributions on our shares in the future, as we continue to evaluate capital market conditions and our own earnings and other circumstances. To retain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income (excluding capital gains). Differences between our income for financial reporting purposes and for applicable federal income tax purposes may affect the determination of our required minimum common share distributions. There are no assurances of our ability to pay distributions or regarding the form of distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

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

        As of December 31, 2011, we had $79.1 million of convertible notes outstanding. Upon a conversion of notes in accordance with their terms, we will be required to pay the principal return of these notes in cash. Furthermore, there may be circumstances that prevent the issuance of our common shares for all or any portion of any net amount deliverable upon the conversion of notes, thereby requiring us to satisfy our net amount obligation in cash. Holders of notes also have the right to require us to repurchase the notes for cash on March 20, 2012, March 15, 2017 and March 15, 2022 or upon the occurrence of certain change in control transactions prior to March 20, 2012. Some of our future debt agreements or securities may contain similar provisions. We may not have sufficient funds to pay the principal return and any such net cash amount or make the required repurchase of notes, as the case may be, in cash at the applicable time; and, in such circumstances, we may not be able to arrange the necessary financing on favorable terms. In addition, our ability to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, may be limited by law or the terms of other debt agreements or securities. Moreover, our failure to pay the principal return and any such net cash amount or make the required repurchase, as the case may be, would constitute an event of default under the indenture governing the notes which, in turn, would constitute an event of default under other debt agreements or securities, thereby resulting in their acceleration and required prepayment and further restricting our ability to make such payments and repurchases. In certain change of control circumstances, our future noteholders and some of our other lenders may have the right to require us to purchase our notes which they own at their principal amount plus accrued interest and a premium.

Rating agency downgrades may increase our cost of capital.

        Both our senior notes and our preferred securities are rated by two rating agencies. One rating agency lowered our corporate credit, senior unsecured debt and preferred securities ratings in October 2010. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred securities at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2011, we owned 288 hotels and 185 travel centers. The following table summarizes certain information about our properties as of December 31, 2011 (dollars in thousands).

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
United States
Alabama	2	$15,442	$10,281	4	$54,640	$45,274	6	$70,082	$55,555
Arizona	12	148,954	97,174	6	126,656	107,135	18	275,610	204,309
Arkansas	—	—	—	4	75,195	61,364	4	75,195	61,364
California	34	618,089	466,397	9	146,903	133,982	43	764,992	600,379
Colorado	4	35,135	24,764	3	27,490	22,375	7	62,625	47,139
Connecticut	1	3,520	3,366	3	32,358	25,124	4	35,878	28,490
Delaware	1	16,037	11,719	—	—	—	1	16,037	11,719
Florida	12	153,284	112,578	7	123,658	109,403	19	276,942	221,981
Georgia	18	241,291	176,524	9	100,200	87,412	27	341,491	263,936
Hawaii	1	94,993	72,636	—	—	—	1	94,993	72,636
Idaho	—	—	—	1	14,603	12,920	1	14,603	12,920
Illinois	12	124,714	91,858	7	52,758	43,285	19	177,472	135,143
Indiana	3	38,685	25,186	7	49,722	41,618	10	88,407	66,804
Iowa	2	17,051	11,809	1	7,924	6,820	3	24,975	18,629
Kansas	4	30,581	20,510	—	—	—	4	30,581	20,510
Kentucky	1	1,618	1,534	3	39,499	32,812	4	41,117	34,346
Louisiana	1	27,412	20,850	6	97,971	83,516	7	125,383	104,366
Maryland	7	134,566	111,135	3	44,680	37,610	10	179,246	148,745
Massachusetts	12	154,876	112,149	—	—	—	12	154,876	112,149
Michigan	9	47,421	36,851	4	25,521	21,903	13	72,942	58,754
Minnesota	4	40,023	27,333	1	3,638	3,224	5	43,661	30,557
Mississippi	—	—	—	1	21,656	17,752	1	21,656	17,752
Missouri	5	46,371	33,269	5	48,938	40,234	10	95,309	73,503
Nebraska	1	2,362	2,226	3	35,913	28,551	4	38,275	30,777
Nevada	3	46,695	34,835	5	141,590	128,369	8	188,285	163,204
New Hampshire	—	—	—	1	7,654	4,921	1	7,654	4,921
New Jersey	12	159,295	121,638	4	99,362	85,971	16	258,657	207,609
New Mexico	2	25,329	17,993	6	83,239	66,287	8	108,568	84,280
New York	5	106,217	79,804	6	18,590	15,328	11	124,807	95,132
North Carolina	11	94,753	68,869	3	32,502	27,983	14	127,255	96,852
Ohio	4	32,532	22,826	14	147,334	125,142	18	179,866	147,968
Oklahoma	2	17,097	12,076	4	31,512	25,991	6	48,609	38,067
Oregon	—	—	—	3	36,520	32,064	3	36,520	32,064
Pennsylvania	9	138,832	103,364	9	111,333	94,453	18	250,165	197,817
Rhode Island	1	14,323	10,137	—	—	—	1	14,323	10,137
South Carolina	4	52,918	40,254	2	24,430	20,244	6	77,348	60,498
Tennessee	8	128,508	86,055	8	79,766	69,573	16	208,274	155,628
Texas	34	407,336	295,431	17	324,463	268,970	51	731,799	564,401
Utah	3	59,306	38,180	2	16,027	12,832	5	75,333	51,012
Virginia	12	149,931	100,505	4	54,410	46,574	16	204,341	147,079
Washington	6	84,474	57,694	2	4,501	2,957	8	88,975	60,651
West Virginia	1	8,911	6,053	2	7,403	6,044	3	16,314	12,097
Wisconsin	1	12,845	9,332	2	12,032	9,930	3	24,877	19,262
Wyoming	—	—	—	4	58,525	47,299	4	58,525	47,299

	264	3,531,727	2,575,195	185	2,421,116	2,053,246	449	5,952,843	4,628,441
Other
Ontario, Canada	2	40,574	28,603	—	—	—	2	40,574	28,603
Puerto Rico	1	142,679	111,184	—	—	—	1	142,679	111,184

	3	183,253	139,787	—	—	—	3	183,253	139,787

Total	267	3,714,980	2,714,982	185	2,421,116	2,053,246	452	6,136,096	4,768,228

Held for sale
Alabama	2	19,314	12,827	—	—	—	2	19,314	12,827
Arizona	2	12,965	11,096	—	—	—	2	12,965	11,096
Georgia	2	5,029	4,861	—	—	—	2	5,029	4,861
Illinois	2	7,485	7,200	—	—	—	2	7,485	7,200
Massachusetts	1	6,767	6,611	—	—	—	1	6,767	6,611
Michigan	3	23,113	19,451	—	—	—	3	23,113	19,451
Missouri	1	34,356	18,440	—	—	—	1	34,356	18,440
North Carolina	2	21,513	13,746	—	—	—	2	21,513	13,746
Ohio	1	6,921	4,127	—	—	—	1	6,921	4,127
Pennsylvania	1	6,020	5,896	—	—	—	1	6,020	5,896
Texas	1	6,535	6,409	—	—	—	1	6,535	6,409
Virginia	3	12,633	12,361	—	—	—	3	12,633	12,361

	21	162,651	123,025	—	—	—	21	162,651	123,025

Grand Total	288	$3,877,631	$2,838,007	185	$2,421,116	$2,053,246	473	$6,298,747	$4,891,253

        At December 31, 2011, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 42 years (range of 27 to 77 years); the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents averaging $242,279 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        At December 31, 2011, 20 of our travel centers were on land leased partially or in its entirety. The average remaining term of the ground leases (including renewal options) is approximately 18 years (range of 7 to 39 years); the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $445,718 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2011 (in thousands):

14 hotels(1)	$219,570
20 travel centers(2)	122,704

Total	$342,274

(1)
Three of these hotels with a depreciated carrying value totaling $94,047 are on land partially leased. The leased land is generally used for parking. In all instances we believe these three hotels would be operable without the leased land.

(2)
Four of these travel centers with a depreciated carrying value totaling $64,631 are on land partially leased. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. In all instances we believe these four travel centers would be operable without the leased land.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2010	High	Low
First Quarter	$25.08	$21.09
Second Quarter	28.32	20.60
Third Quarter	22.63	18.99
Fourth Quarter	24.73	21.34

2011	High	Low
First Quarter	$25.94	$21.79
Second Quarter	24.84	21.48
Third Quarter	25.74	19.00
Fourth Quarter	24.65	19.22

        The closing price of our common shares on the NYSE on February 15, 2012, was $24.81 per share.

        As of February 15, 2011, there were approximately 686 shareholders of record, and we estimate that as of such date there were in excess of 62,739 beneficial owners of our common shares.

        Information about cash distributions paid to common shareholders for 2011 and 2010 is summarized in the table below.

	Distributions Paid Per Common Share
	2011	2010
First Quarter	$0.45	$0.45
Second Quarter	0.45	0.45
Third Quarter	0.45	0.45
Fourth Quarter	0.45	0.45

Total	$1.80	$1.80

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of debt and equity capital to us, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, and our expectation of our future capital requirements and operating performance. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included in "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$889,120	$736,363	$715,615	$899,474	$941,455
Rental income	304,582	326,771	302,484	328,051	316,819
FF&E reserve income	16,631	22,354	18,934	23,837	22,286

Total revenues	1,210,333	1,085,488	1,037,033	1,251,362	1,280,560

Expenses:
Hotel operating expenses	596,616	477,595	460,869	620,008	657,000
Depreciation and amortization	228,342	238,089	245,868	239,166	216,688
General and administrative	40,963	38,961	39,526	37,751	37,223
Acquisition related costs	2,185	—	—	—	—
Loss on asset impairment	16,384	163,681	—	53,225	1,332

Total expenses	884,490	918,326	746,263	950,150	912,243

Operating income	325,843	167,162	290,770	301,212	368,317
Interest income	70	260	214	1,312	4,919
Interest expense	(134,110)	(138,712)	(143,410)	(156,844)	(148,110)
Gain (loss) on extinguishment of debt	—	(6,720)	51,097	—	—
Gain on sale of real estate	—	—	—	114	—
Reserve for straight line rent receivable	—	—	—	(19,613)	—
TA spin off costs	—	—	—	—	(2,711)
Equity in earnings (losses) of an investee	139	(1)	(134)	—	—

Income from continuing operations before income taxes	191,942	21,989	198,537	126,181	222,415
Income tax expense	(1,502)	(638)	(5,196)	(1,846)	(2,191)

Income from continuing operations	190,440	21,351	193,341	124,335	220,224
Discontinued operations:
Income from discontinued operations	—	—	—	—	7,440
Gain on sale of real estate used by discontinued operations	—	—	—	—	95,711

Net income	190,440	21,351	193,341	124,335	323,375
Preferred distributions	(29,880)	(29,880)	(29,880)	(29,880)	(26,769)

Net income (loss) available for common shareholders	$160,560	$(8,529)	$163,461	$94,455	$296,606

Common distributions declared	$222,239	$222,122	$—	$289,380	$287,272
Weighted average common shares outstanding	123,470	123,403	107,984	93,944	93,109
Per Common Share Data:
Income (loss) from continuing operations available for common shareholders	$1.30	$(0.07)	$1.51	$1.01	$2.08
Income from discontinued operations available for common shareholders	$—	$—	$—	$—	$1.11
Net income (loss) available for common shareholders	$1.30	$(0.07)	$1.51	$1.01	$3.19
Distributions paid per common share	$1.80	$1.80	$0.77	$3.08	$3.03
Balance Sheet Data (as of December 31):
Real estate properties	$6,136,096	$6,299,082	$6,467,132	$6,407,884	$6,196,231
Real estate properties, net	4,768,228	4,928,490	5,206,508	5,347,681	5,346,761
Total assets	5,133,573	5,192,286	5,548,370	5,572,737	5,677,168
Debt, net of discounts	2,115,714	2,111,223	2,193,561	2,639,060	2,542,032
Shareholders' equity	2,799,302	2,860,241	3,091,931	2,628,427	2,821,654

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per share amounts)

Overview

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

        Our hotel tenants and managers.    Our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the U.S. economy and the lodging industry takes an extended period to recover from the severe declines experienced during the recent recession. If our tenants, managers or guarantors default in their payment obligations to us, our cash flows will decline and we may be unable to pay distributions to our shareholders.

        During the twelve months ended December 31, 2011, all payments due to us under our hotel leases and hotel management contracts were paid when due except for certain payments from Marriott and InterContinental.

        Marriott agreement.    On June 14, 2011, we entered an agreement to re-align three of our contracts with Marriott. Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        After giving effect to the January 1, 2011 effective date of the new agreement with Marriott, the payments we received were $29,762 less than the minimum amounts contractually due during the twelve months ended December 31, 2011. We applied the remaining $18,392 of available security deposit to partially cover these shortfalls and Marriott provided $9,127 of guaranty payments to us.

        InterContinental agreement.    On July 25, 2011, we entered an agreement to re-align all four of our contracts with InterContinental. Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        During the twelve months ended December 31, 2011, the payments we received under our agreements with InterContinental were $18,052 less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls.

        Other hotel management agreement and lease matters.    As of February 28, 2012, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current. Additional details of our guarantees from Hyatt and Carlson are set forth in Note 9 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        When we reduce the amounts of the security deposits we hold under our operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement. Security deposits are non-interest bearing and are not required to be held in escrow. Under all of our hotel operating agreements that include security deposits, any amounts of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective agreements. When we receive payments under guarantees under our leases or operating agreements, we receive cash. When we receive guaranty payments under our hotel operating agreements, generally the hotel operator is allowed to recapture payments it makes to us out of some or all of the hotels' future cash flows after our minimum returns are paid.

        In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 Contract. In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels. In June 2011, Marriott notified us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

        TA amendment agreement.    On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA pursuant to which we lease 185 of our travel centers to, and which are operated by, subsidiaries of TA. Additional details of this agreement are set forth in Note 8 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        As of February 28, 2012, all payments due to us under our TA leases were current.

        Royal Sonesta acquisition.    On January 31, 2012, we completed our previously announced acquisition of the entities which own the Royal Sonesta Hotel in Cambridge, MA (400 rooms) and lease the Royal Sonesta Hotel in New Orleans, LA (483 rooms) for $150,500, excluding acquisition costs. Additional details of this transaction are set forth in Notes 4 and 8 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

Management Agreements and Leases

        At December 31, 2011, our 288 hotels were operated under six operating agreements, including 233 hotels leased to our wholly owned TRSs and managed by hotel management companies and 55 hotels leased to hotel operators. We lease our 185 travel centers to TA under two agreements. Our consolidated statements of income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 74 and 75.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	For the Year Ended December 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
	(amounts in thousands, except per share amounts)
Revenues:
Hotel operating revenues	$889,120	$736,363	$152,757	20.7%
Rental income:
Minimum rents—hotels	101,198	135,077	(33,879)	(25.1)%
Minimum rents—travel centers	201,505	190,244	11,261	5.9%

	302,703	325,321	(22,618)	(7.0)%
Percentage rent—hotels	1,879	1,450	429	29.6%

Total rental income	304,582	326,771	(22,189)	(6.8)%
FF&E reserve income	16,631	22,354	(5,723)	(25.6)%
Expenses:
Hotel operating expenses	596,616	477,595	119,021	24.9%
Depreciation and amortization—hotels	146,567	157,497	(10,930)	(6.9)%
Depreciation and amortization—travel centers	81,775	80,592	1,183	1.5%

Total depreciation and amortization	228,342	238,089	(9,747)	(4.1)%
General and administrative	40,963	38,961	2,002	5.1%
Acquisition related costs	2,185	—	2,185	—
Loss on asset impairment	16,384	163,681	(147,297)	(90.0)%
Operating income	325,843	167,162	158,681	94.9%
Interest income	70	260	(190)	(73.1)%
Interest expense	(134,110)	(138,712)	(4,602)	(3.3)%
Loss on extinguishment of debt	—	(6,720)	6,720	(100.0)%
Equity in earnings (losses) of an investee	139	(1)	140	n/m

Income before income taxes	191,942	21,989	169,953	772.9%
Income tax expense	(1,502)	(638)	864	135.4%

Net income	190,440	21,351	169,089	791.9%
Net income (loss) available for common shareholders	160,560	(8,529)	169,089	n/m
Weighted average shares outstanding	123,470	123,403	67	0.1%
Net income (loss) available for common shareholders per common share	$1.30	$(0.07)	$1.37	n/m

        The increase in hotel operating revenues in 2011 compared to 2010 was caused primarily by the increase in revenues at our managed hotels and the conversion of 18 hotels (formerly our Marriott No. 2 Contract) and 19 hotels (formerly our Marriott No. 4 Contract) from leased to managed properties effective January 1, 2011. Revenues at most of our managed hotels increased from 2010 due to higher occupancy rates and increases in average daily rate, or ADR. Additional operating statistics of our hotels are included in the table on page 76.

        The decrease in rental income—hotels is a result of the conversion of the 37 hotels from leased portfolios to managed portfolios as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

        The increase in rental income—travel centers is primarily the result of the increase in rental income we recognized in 2011 under our leases with TA due to TA ceasing as of December 31, 2010, to be able to defer additional rent pursuant to our rent deferral agreement with TA ($23,196, including $4,789 of straight line rent) and the increase in rents due to us from TA as a result of our funding of improvements to certain of our travel centers in 2011 ($2,165), partially offset by the elimination of interest paid to us by TA on deferred rent amounts in 2010 ($14,100 and recorded as rental income in our consolidated financial statements) pursuant to the terms of our rent deferral agreement with TA (see Note 8 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for further information on our agreements with TA).

        The increase in percentage rent—hotels is a result of increased sales at certain of our leased hotels in 2011 versus 2010.

        FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of the 37 hotels from leased to managed as described above, partially offset by increased levels of sales at certain of our leased hotels in 2011 versus 2010. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

        The increase in hotel operating expenses was primarily caused by the conversion of 37 hotels from leased to managed as described above, and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of security deposits to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $60,264 and $85,592 less than the minimum returns due to us in 2011 and 2010, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect these fundings (including security deposit applications) in our consolidated statements of income as a reduction to hotel operating expenses. The reduction in operating expenses was $58,771 and $85,592 in 2011 and 2010, respectively.

        The decrease in depreciation and amortization—hotels is primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2011 and the impact of not recording depreciation on 21 hotels classified as held for sale beginning in July 2011 in accordance with United States generally accepted accounting principles, or GAAP, partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserve accounts in 2010 and 2011.

        The increase in depreciation and amortization—travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2010 and 2011.

        The increase in general and administrative costs is primarily due to an increase in business management and legal fees in 2011 versus 2010.

        Acquisition related costs represent legal and other costs incurred in connection with our January 2012 acquisition of the entities that own or lease two Royal Sonesta Hotels as described above.

        We recorded a $163,681, or $1.33 per share, loss on asset impairment in the twelve months ended December 31, 2010 to reduce the carrying value of 49 of our hotels to their estimated fair value. We recorded a $16,384, or $0.13 per share, loss on asset impairment in the twelve months ended December 31, 2011 to further reduce the carrying value of certain of these hotels.

        The increase in operating income is primarily due to the revenue and expense changes discussed above, particularly the loss on asset impairment recorded in 2010.

        The decrease in interest income is due to lower average cash balances during 2011 versus 2010.

        The decrease in interest expense is primarily due to lower weighted average interest rates and lower average borrowings in 2011 compared to 2010.

        In 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260 and $588 of transaction costs, net of the equity component of the notes of $1,058.

        Equity in earnings (losses) of an investee represents our proportionate share of the earnings (losses) of AIC.

        The increase in income tax expense is primarily the result of an increase in state income taxes as a result of higher taxable income for state income tax purposes in the 2011 period compared to the 2010 period.

        The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in 2011 are primarily a result of the changes discussed above, particularly the loss on asset impairment recorded in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	For the Year Ended December 31,
	2010	2009	Increase (Decrease)	% Increase (Decrease)
	(amounts in thousands, except per share amounts)
Revenues:
Hotel operating revenues	$736,363	$715,615	$20,748	2.9%
Rental income:
Minimum rents—hotels	135,077	128,984	6,093	4.7%
Minimum rents—travel centers	190,244	172,074	18,170	10.6%

	325,321	301,058	24,263	8.1%
Percentage rent—hotels	1,450	1,426	24	1.7%

Total rental income	326,771	302,484	24,287	8.0%
FF&E reserve income	22,354	18,934	3,420	18.1%
Expenses:
Hotel operating expenses	477,595	460,869	16,726	3.6%
Depreciation and amortization—hotels	157,497	163,024	(5,527)	(3.4)%
Depreciation and amortization—travel centers	80,592	82,844	(2,252)	(2.7)%

Total depreciation and amortization	238,089	245,868	(7,779)	(3.2)%
General and administrative	38,961	39,526	(565)	(1.4)%
Loss on asset impairment	163,681	—	163,681	n/m
Operating income	167,162	290,770	(123,608)	(42.5)%
Interest income	260	214	46	21.5%
Interest expense	(138,712)	(143,410)	(4,698)	(3.3)%
Gain (loss) on extinguishment of debt	(6,720)	51,097	(57,817)	n/m
Equity in losses of an investee	(1)	(134)	133	99.3%

Income before income taxes	21,989	198,537	(176,548)	(88.9)%
Income tax expense	(638)	(5,196)	(4,558)	(87.7)%

Net income	21,351	193,341	(171,990)	(89.0)%
Net income (loss) available for common shareholders	(8,529)	163,461	(171,990)	n/m
Weighted average shares outstanding	123,403	107,984	15,419	14.3%
Net income (loss) available for common shareholders per common share	$(0.07)	$1.51	$(1.58)	n/m

        The increase in hotel operating revenues in 2010 compared to 2009 was caused by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from 2009 due to higher occupancy rates, partially offset by declines in ADR at certain of our hotels. Additional operating statistics of our hotels are included in the table on page 76.

        The increase in minimum rents—hotels was a result of our funding of improvements at certain of our leased hotels in 2009 and 2010 that resulted in increases in the annual minimum rents due to us.

        The increase in rental income—travel centers was a result of contractual rent increases in our lease agreement with TA for 145 travel centers and interest of $14,100 earned on deferred rent amounts in 2010 pursuant to our rent deferral agreement with TA discussed in Note 8 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. Rental income for both periods excludes $60,000 of rent deferred by TA under the rent deferral agreement.

        The increase in percentage rent—hotels was the result of increased sales at certain of our leased hotels in 2010 versus 2009.

        The increase in FF&E reserve income was primarily due to increases in the percentage of sales contributed to our FF&E reserves by some of our tenants in 2010 and increased levels of hotel sales in 2010 versus 2009 at our leased hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

        The increase in hotel operating expenses was primarily caused by increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of a security deposit to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $85,592 and $75,205 less than the minimum returns due to us in 2010 and 2009, respectively. These shortfalls were funded by the managers of these hotels under the terms of our operating agreements and we reflected these fundings (including security deposit applications) in our consolidated statements of income as a reduction to hotel operating expenses.

        The decrease in depreciation and amortization—hotels was primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2009, partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserve accounts or separately funded by us in 2009 and 2010.

        The decrease in depreciation and amortization—travel centers was primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2009, partially offset by the depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

        The decrease in general and administrative expense was due primarily to lower professional services fees in 2010 versus 2009.

        We recorded $163,681, or $1.33 per share, loss on asset impairment in the twelve months ended December 31, 2010 to reduce the carrying value of 49 of our hotels to their estimated fair value.

        The decrease in operating income was primarily due to the revenue and expense changes discussed above, particularly the loss on asset impairment recorded in 2010.

        The increase in interest income was due to higher average restricted cash balances during 2010 versus 2009.

        The decrease in interest expense was primarily due to lower average borrowings, partially offset by higher weighted average interest rates during 2010 than in 2009.

        In 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 face amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260 and $588 of transaction costs, net of the equity component of the notes of $1,058. The gain on extinguishment of debt in 2009 resulted from our purchase of $367,421 face amount of our 3.8% convertible senior notes due 2027 and various issues of our senior notes for an aggregate purchase price of $303,341, excluding accrued interest. The gain on extinguishment of debt is net of unamortized issuance costs and discounts of $17,837 and includes a portion of the allocated equity component on the convertible notes of $4,854.

        Equity in losses of an investee represents our proportionate share of the losses of AIC.

        The decrease in income tax expense is primarily the result of lower state income taxes due to a decrease in taxable income for state income tax purposes as a result of our increased common share distributions in 2010 compared to 2009.

        The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in 2010 are primarily a result of the changes discussed above, particularly the loss on asset impairment recorded in 2010.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

        As of December 31, 2011, all 473 of our properties are operated under eight management agreements or leases. All costs of operating and maintaining our properties are paid by our hotel managers as agents for us or by our tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, FF&E reserves, and returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.

        We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum return or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the tables on pages 74 and 75. During the twelve months ended December 31, 2011, all six of our hotel operating agreements, generated coverage of less than 1.0x (0.50x to 0.83x).

        We define coverage for our travel center leases as property level sales minus all property level expenses divided by the minimum rent payments due to us. During the twelve months ended September 30, 2011, our two travel center leases, representing 185 properties, generated coverage of 1.55x and 1.47x, respectively. Because substantially all of TA's business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA's ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or leaseholds might use to evaluate these properties' contributions to their earnings before corporate level expenses.

        Two hundred ninety (290) of our properties, representing 63% of our total historical investments at cost as of December 31, 2011, are operated under six management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guaranty or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guaranty or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

        As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features and guarantees in our agreements to cover these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if our properties operations and our managers and tenants do not sufficiently recover from the recent recession in a reasonable time period. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

        Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service interest and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter. However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our managers and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

        Changes in our cash flows in the twelve months ended December 31, 2011 compared to the same period in 2010 were as follows: (1) cash flow provided by operating activities increased from $341,444 in 2010 to $355,102 in 2011; (2) cash used in investing activities decreased from $122,203 in 2010 to $94,307 in 2011; and (3) cash used in financing activities decreased from $344,758 in 2010 to $257,374 in 2011.

        The increase in cash provided by operating activities between 2011 and 2010 is due primarily to the increase in rental income we received pursuant to our amended TA leases and increases in our minimum returns and rents under certain of our hotel operating agreements. The decrease in cash used in investing activities is primarily due to the supplemental security deposit we received from InterContinental in 2011 pursuant to the agreement to realign our operating agreements as described above compared to a $17,220 refund of a security deposit for an expired lease in 2010, partially offset by an increase in the funding of improvements to certain of our hotels and travel centers in 2011. The decrease in cash used in financing activities between 2011 and 2010 is primarily a result of reduced net borrowings under our revolving credit facility in 2011 and our repurchase of $185,626 of our convertible senior notes in 2010 compared to no repurchases in 2011.

        We maintain our status as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. The IRC, among other things, allows a REIT to lease hotels to TRSs if the hotels are managed by a third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates. The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

        Various percentages of total sales at certain of our hotels are escrowed by us as FF&E reserves to fund future capital improvements. During the twelve months ended December 31, 2011, our hotel managers and hotel tenants contributed $50,834 to these accounts and $144,436 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels. As of December 31, 2011, there was $50,196 on deposit in these escrow accounts, which was held directly by us and is reflected on our consolidated balance sheets as restricted cash.

        Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the twelve months ended December 31, 2011, we funded $63,177 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels, as follows:

  •
  During the twelve months ended December 31, 2011, we funded $17,138 for improvements to hotels included in our Marriott No. 1 Contract using cash on hand and borrowings under our revolving credit facility. We currently do not expect to make fundings for capital improvements materially in excess of amounts available in escrowed FF&E reserves under this agreement in 2012.

  •
  Pursuant to the June 2011 agreement we entered with Marriott for management of 71 hotels, we agreed to provide approximately $102,000 of funding during the next two years for renovations of certain of these hotels and for other improvements. As we fund improvements pursuant to this agreement, the minimum returns payable to us increase. We funded $7,402 of this commitment during the twelve months ended December 31, 2011 using existing cash balances and borrowings under our revolving credit facility. We expect to fund approximately $75,000 of this commitment during 2012 using our existing cash balances or borrowings under our revolving credit facility. Also pursuant to this agreement, 21 hotels included in the agreement were identified for sale; however, subsequent to December 31, 2011, we entered discussions with Marriott about retaining certain of these hotels in the agreement. If we retain certain of these hotels in the agreement, we will be required to fund previously agreed amounts for renovations to the retained hotels which are in addition to the fundings described above.

  •
  Pursuant to the July 2011 agreement we entered with InterContinental for management of 130 hotels, we have committed to a renovation program for all of the hotels included in the new agreement pursuant to which we expect to invest approximately $300,000 over the next two years. Pursuant to the agreement, we may rebrand or sell up to 42 hotels included in the agreement. The final amount we are required to fund for renovations will be adjusted based on the number of hotels which we determine to rebrand or sell and remove from the agreement; however, if we determine to rebrand certain properties, we expect to be required to fund amounts for rebranding costs and renovations to the rebranded hotels. As we fund improvements pursuant to this agreement, the minimum returns payable to us increase. We funded $38,637 of this commitment during the twelve months ended December 31, 2011 using existing cash balances and borrowings under our revolving credit facility. We expect to fund approximately $227,000 of this commitment during 2012 using our existing cash balances or borrowings under our revolving credit facility.

        In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 Courtyard hotels which we have historically referred to as our Marriott No. 1 Contract. Assuming that Host does not default in its contractual obligations to us, upon expiration of this agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host. We expect to fund the return of this security deposit using existing cash balances or borrowings under our revolving credit facility.

        Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases. We funded $69,122 for capital improvements to TA under this lease provision during the twelve months ended December 31, 2011 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $75,000 for capital improvements to our travel center properties during 2012, using funds from our existing cash balances or borrowings under our revolving credit facility. However, TA is not obligated to request and we are not obligated to fund any such improvements.

        On January 14, 2011, April 15, 2011, July 15, 2011 and October 17, 2011, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the periods ending January 14, 2011, April 14, 2011, July 14, 2011 and October 14, 2011, respectively. On December 1, 2011, we declared a $0.5546875 per share distribution to our Series B preferred shareholders of record on December 30, 2011, with respect to the period ended January 14, 2012. We paid this amount on January 17, 2012. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 15, 2011, May 16, 2011, August 15, 2011 and November 15, 2011, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ending February 14, 2011, May 14, 2011, August 14, 2011 and November 14, 2011, respectively. On January 6, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on January 31, 2012, with respect to the period ending February 14, 2012. We paid this amount on February 15, 2012. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On February 23, 2011, May 24, 2011, August 23, 2011 and November 23, 2011, we paid a $0.45 per share distribution to our common shareholders. On January 11, 2012, we declared a $0.45 per share distribution to our common shareholders of record on January 27, 2012. We paid this amount on February 23, 2012. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On January 3, 2011, we repaid without penalty our 8.3% mortgage note payable, which had a principal balance of $3,383, using existing cash balances.

        In July 2011, we sold our Holiday Inn branded hotel in Memphis, Tennessee, for net proceeds of $6,905. We used the net proceeds to reduce amounts outstanding under our revolving credit facility.

        In January 2012, we sold 11,600,000 Series D cumulative redeemable preferred shares, or our Series D Preferred Shares, at a price of $25.00 per share in a public offering. The distribution rate on the preferred shares is 7.125% of the liquidation preference per year, or $1.78125 per share per year. Net proceeds from this sale of $280,365 (after underwriting and other offering expenses) were used to repay amounts outstanding under our revolving credit facility and to fund acquisitions.

        On January 31, 2012, we acquired the entities which own the Royal Sonesta Hotel Boston in Cambridge, Massachusetts and lease the Royal Sonesta Hotel New Orleans in New Orleans, Louisana for $150,500, excluding acquisition costs. The purchase price was funded with proceeds from the offering of our Series D Preferred Shares described above.

        On February 10, 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri with 601 rooms. The contract sales price is $35,000, excluding closing costs. We expect to complete this sale in the second quarter of 2012. This pending transaction is subject to buyer's completion of due diligence and other customary closing conditions; accordingly, we can provide no assurances that we will sell this hotel.

        On February 13, 2012, we redeemed all of our 3,450,000 outstanding of 8.875% Series B Cumulative Redeemable Preferred Shares at the stated liquidation preference price of $25 per share plus accrued and unpaid distributions to the date of redemption. We funded this redemption using existing cash balances and borrowings under our revolving credit facility.

        In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a revolving credit facility with a group of institutional lenders. On September 8, 2011, we entered a new $750,000 unsecured revolving credit facility. The new facility replaced our previous $750,000 unsecured revolving credit facility, which had a maturity date of October 24, 2011. The maturity date of the new facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the facility for one year to September 7, 2016. Interest paid under the new facility is set at LIBOR plus 130 basis points, subject to adjustments based on our senior unsecured debt ratings. The annual interest rate payable on our borrowings under the facility was 1.59% as of December 31, 2011. We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of December 31, 2011 and February 28, 2012, we had $149,000 and $185,000, respectively, outstanding under our revolving credit facility.

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

        At December 31, 2011, we had $8,303 of cash (excluding restricted cash) and cash equivalents and $601,000 available to borrow under our revolving credit facility. We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities and property acquisitions and for other general business purposes.

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

        As of December 31, 2011, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$2,120,883	$179,883	$587,000	$704,000	$650,000
Ground lease obligations(2)	140,706	12,906	24,642	20,925	82,233
Security deposits(3)	106,422	50,540	—	—	55,882
Capital improvements(4)	358,663	302,481	56,182	—	—
Projected interest expense(5)	499,071	128,100	210,324	117,033	43,614
Purchase obligations(6)	150,500	150,500	—	—	—

Total	$3,376,245	$824,410	$878,148	$841,958	$831,729

(1)
Holders of our convertible senior notes ($79,054 due in 2027) may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012. The amounts in the table reflect these notes in the "Less than 1 year" category as we expect to be required by their holders to repurchase them on March 20, 2012.

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

(3)
Represents the security deposit balance as of December 31, 2011. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)
Represents amounts we have agreed to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves as of December 31, 2011.

(5)
Projected interest expense is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

(6)
Represents the purchase price we paid to acquire two Royal Sonesta Hotels on January 31, 2012.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our debt obligations at December 31, 2011, consist of our revolving credit facility and $1,971,883 of unsecured term debt and convertible notes. Our unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2011, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility agreement.

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

Related Person Transactions

        We have relationships among us, our Trustees, our executive officers, RMR, TA, Sonesta and AIC and other companies to which RMR provides management services and others affiliated with or related to them. For example, we have no employees; personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements. Also, as a further example, we have relationships with other companies to which RMR provides management services and with companies affiliated with RMR and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including TA, which is our former subsidiary and our largest tenant, and we are its largest shareholder; Sonesta, which manages, and from which we purchased, certain of our properties; and AIC, an Indiana insurance company, of which we, RMR, CWH, SNH, GOV, TA and Five Star each currently own approximately 14.29% and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 8 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this report, including "Warning Concerning Forward Looking Statements" and the "Risk Factors" section for a description of risks which may arise from these transactions and relationships.

        We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

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

        We allocate the acquisition cost of each property investment to various property components such as land, buildings and equipment and intangibles based on their fair values and each component generally has a different useful life. For real estate acquired, we record building, land, furniture, fixtures and equipment, and, if applicable, the value of acquired in-place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

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

        We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our tax status as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized only to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2008 through 2011 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

        As of December 31, 2011, we owned 288 hotels and 185 travel centers that are grouped into eight operating agreements. As of December 31, 2011, our hotels are managed by or leased to subsidiaries of hotel operating companies including InterContinental, Marriott, Host, Hyatt and Carlson under six agreements. Our 185 travel centers are leased to and operated by subsidiaries of TA under two agreements.

        The tables on the following pages summarize significant terms of our leases and management agreements as of December 31, 2011. The tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and revenue per available room, or RevPAR, for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers' and tenants' success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

Property Brand:	Courtyard by Marriott®	Marriott® / Residence Inn by Marriott® / Courtyard by Marriott® / TownePlace Suites by Marriott® / SpringHill Suites by Marriott®	Marriott®	Staybridge Suites® / Candlewood Suites® / InterContinental® / Crowne Plaza® / Holiday Inn®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234)(1)	Marriott (no. 5)	InterContinental(2)
Number of Properties:	53	71(3)	1	130(4)
Number of Rooms / Suites:	7,610	9,954	356	19,892
Number of States:	24	24	1	31 plus Ontario and Puerto Rico
Tenant:	Subsidiary of Host.	Our TRS.	Subsidiary of Marriott.	Our TRS and a subsidiary of InterContinental.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.
Investment (000s)(5):	$676,948	$957,026	$90,078	$1,820,743
Security Deposit (000s):	$50,540	$—(6)	—	$55,820(7)
End of Current Term:	2012	2025	2019	2036
Renewal Options(8):	3 for 12 years each.(9)	2 for 10 years each.	4 for 15 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s)(10):	$67,557	$98,854	$9,495	$156,220
Additional Return:	—	62.5% of excess cash flow(11)	—	$14,423; 50% of excess cash flow(12)
Percentage Rent(13):	5.0% of revenues above 1994/95 revenues.	—	CPI based calculation.	—
Return / Rent Coverage(14):
Twelve months ended 12/31/10:	0.75x	0.67x	0.17x	0.63x
Twelve months ended 12/31/11:	0.81x	0.73x	0.50x	0.83x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guaranty provided by Marriott.(15)	Marriott guaranty.	—

(1)
In June 2011, we entered an agreement to re-align three of our contracts with Marriott. The three contracts, which we historically referred to as our Marriott Nos. 2, 3 and 4 Contracts concerning 71 hotels, have been combined under one agreement, which expires in 2025 and is referred to herein as the Marriott No. 234 Contract.

(2)
In July 2011, we entered an agreement to re-align our four contracts with InterContinental. The four contracts concerning 130 hotels (one hotel was sold in July 2011), have been combined under one agreement, which expires in 2036.

(3)
We are considering the sale of 21 hotels included in this agreement, consisting of nine TownePlace Suites hotels, six Residence Inn hotels, five Courtyard hotels and one Marriott hotel. On February 10, 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri. The information provided in this table includes these 21 hotels.

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

(6)
The original amount of this security deposit was $64,700. As of December 31, 2011 we have fully exhausted this security deposit covering shortfalls in payments of our minimum return.

(7)
The original amount of this security deposit was $36,872. As part of the July 2011 agreement described in Note 2, InterContinental provided us with an additional $37,000 to supplement the existing security deposit that secures InterContinental's obligations under the new agreement. As of December 31, 2011, we have applied $18,052 of the security deposit to cover deficiencies in the minimum returns and rent paid by InterContinental for these agreements. We received $13,933 less than the minimum amounts due in January and February 2012 and applied the available security deposit to cover these amounts. As of February 28, 2012, the balance of this security deposit is $41,887.

(8)
Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(9)
In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term. Assuming no default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease the hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels. In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024. The renewal options presented are Marriott's options related to its management agreement.

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

(13)
Certain of our leases provide for payment to us of a percentage of increases in total sales over base year levels.

(14)
We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our managers or tenants), divided by the minimum returns or minimum rent payments due to us. Coverage data for the Marriott No. 234 and InterContinental Contracts has been adjusted to reflect the terms of the new combined contracts. Effective July 1, 2011 through December 31, 2013, InterContinental is not required to make FF&E reserve contributions under the terms of the agreement entered in July 2011. The coverage amounts for InterContinental provided have been calculated without a deduction for FF&E reserve contributions for periods subsequent to June 30, 2011.

(15)
As of December 31, 2011, the available Marriott guaranty was $30,873.

Property Brand:	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	8
Number of Properties:	22	11	145	40	473
Number of Rooms / Suites:	2,724	2,096	—	—	42,632
Number of States:	14	7	39	25	44 plus Ontario and Puerto Rico
Tenant:	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants
Manager:	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.	5 Managers
Investment (000s)(1):	$301,942	$202,251	$1,897,029	$725,407	$6,671,424
Security Deposit (000s):	—	—	—	—	$106,360
End of Current Term:	2030	2030	2022	2024	2012-2036 (average 15 years)
Renewal Options(2):	2 for 15 years each. years each.	2 for 15 years each.	—	2 for 15 years each.	—
Annual Minimum Return / Minimum Rent (000s)(3):	$22,037	$12,920	$144,391(4)	$55,852(4)	$567,326
Additional Return:	50% of cash flow in excess of minimum return.(5)	50% of cash flow in excess of minimum return.(5)	—	—	$14,423
Percentage Rent(6):	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues.(7)	—
Return / Rent Coverage(8)(9):
Twelve months ended 12/31/10:	0.71x	0.59x	1.28x	1.15x	0.17x - 1.28x
Twelve months ended 12/31/11:	0.81x	0.64x	1.55x(10)	1.47x(10)	0.50x - 1.69x
Other Security Features:	Limited guaranty provided by Hyatt; parent minimum net worth requirement.(11)	Limited guaranty provided by Carlson; parent minimum net worth requirement.(12)	TA parent guaranty.(13)	TA parent guaranty.(13)	—

(1)
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

(4)
Effective January 1, 2011, we entered a lease amendment with TA and the rents presented above represent TA's contractual obligations under the amended lease. The amounts presented for the TA No. 1 lease include approximately $5,069 of ground rent due to us from TA.

(5)
These agreements provide for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(6)
Certain of our leases provide for payment to us of a percentage of increases in total sales over base year levels.

(7)
We have agreed to waive payment of the first $2,500 of percentage rent which may become due under the TA No. 2 lease as part of the agreement described in note 4 above.

(8)
We define coverage as total property sales minus all property level expenses which are not subordinated to minimum payments to us and the required FF&E reserve contributions (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us.

(9)
TA rent coverage ratios were calculated based upon the contractual rent amounts and do not reflect the effect of any rent deferral.

(10)
Represents data for the twelve months ended September 30, 2011. Data for the period ended December 31, 2011 is currently not available from our tenant, TA.

(11)
At December 31, 2011, the remaining unpaid amount of the Hyatt guaranty was $21,020.

(12)
At December 31, 2011, the remaining unpaid amount of the Carlson guaranty was $25,598.

(13)
The TA guaranty is unlimited.

        The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. We have not independently verified this data.

Management/Lease Agreement	No. of Hotels	No. of Rooms /Suites	2011(1)	2010(1)	Change
ADR
InterContinental(2)(3)	130	19,892	$84.82	$81.99	3.5%
Marriott (no. 1)	53	7,610	108.10	104.87	3.1%
Marriott (no. 234)(4)	71	9,954	100.97	98.03	3.0%
Marriott (no. 5)	1	356	216.88	189.37	14.5%
Hyatt	22	2,724	87.59	83.35	5.1%
Carlson	11	2,096	87.11	83.55	4.3%

Total/Average	288	42,632	$93.84	$90.50	3.7%
OCCUPANCY
InterContinental(2)(3)	130	19,892	75.3%	72.8%	2.5 Pts
Marriott (no. 1)	53	7,610	65.1%	61.8%	3.3 Pts
Marriott (no. 234)(4)	71	9,954	69.9%	67.5%	2.4 Pts
Marriott (no. 5)	1	356	85.6%	82.5%	3.1 Pts
Hyatt	22	2,724	76.9%	77.0%	-0.1 Pts
Carlson	11	2,096	64.2%	60.2%	4.0 Pts

Total/Average	288	42,632	71.9%	69.3%	2.6 Pts
RevPAR
InterContinental(2)(3)	130	19,892	$63.87	$59.69	7.0%
Marriott (no. 1)	53	7,610	70.37	64.81	8.6%
Marriott (no. 234)(4)	71	9,954	70.58	66.17	6.7%
Marriott (no. 5)	1	356	185.65	156.23	18.8%
Hyatt	22	2,724	67.36	64.18	5.0%
Carlson	11	2,096	55.92	50.30	11.2%

Total/Average	288	42,632	$67.47	$62.72	7.6%

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

(4)
In June 2011, we entered an agreement to re-align three of our contracts with Marriott. The three contracts, which we historically referred to as our Marriott Nos. 2, 3 and 4 Contracts concerning 71 hotels, have been combined under one agreement. In connection with this agreement, we are considering the sale of 21 hotels included in this agreement. On February 10, 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri. The information provided in this table includes these 21 hotels.

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

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate investments to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and other operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers' or tenants' operating costs may increase faster than revenues and this fact may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of increased costs of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future; the decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the requirements of our borrowing arrangements and the cost of such hedge arrangements.

Impact of Climate Change

        The ongoing political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us.

Non-GAAP Measures

        We provide below calculations of our funds from operations, or FFO, and Normalized FFO for the twelve months ended December 31, 2011, 2010 and 2009. We believe that this data may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flow. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

        We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization and impairment of assets. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include percentage rent in the period it is received rather than when it is recognized as income in accordance with GAAP and exclude gain (loss) on early extinguishment of debt and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

        Our calculations of FFO and Normalized FFO for the twelve months ended December 31, 2011, 2010 and 2009, and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

	Year Ended December 31,
	2011	2010	2009
Net income (loss) available for common shareholders	$160,560	$(8,529)	$163,461
Depreciation and amortization	228,342	238,089	245,868
Loss on asset impairment	16,384	163,681	—

FFO	405,286	393,241	409,329
Acquisition related costs	2,185	—	—
Loss (gain) on extinguishment of debt	—	6,720	(51,097)

Normalized FFO	$407,471	$399,961	$358,232

Weighted average shares outstanding	123,470	123,403	107,984

Net income (loss) available for common shareholders per share	$1.30	$(0.07)	$1.51

FFO per share	$3.28	$3.19	$3.79

Normalized FFO per share	$3.30	$3.24	$3.32

Distributions declared per share	$1.80	$1.80	$—

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

        As of December 31, 2011, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

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

        Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,491. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2011, and assuming discounted cash flow analyses and other credit market conditions remain unchanged, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $30,267. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

        Our revolving credit facility bears interest at floating rates. At December 31, 2011, we had $149,000 outstanding and $601,000 available to draw under our revolving credit facility. We may make repayments under this agreement at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a spread (1.59% as of December 31, 2011). Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results. For example, the interest rate payable on our outstanding indebtedness of $149,000 under our revolving credit facility was 1.59% per annum at December 31, 2011. The following table presents the impact a 10% change in interest rates would have on our weighted average floating rate interest expense as of December 31, 2011:

	Impact of Changes in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2011	1.59%	$149,000	$2,369
10% increase	1.75%	$149,000	$2,608
10% reduction	1.43%	$149,000	$2,131

        The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt, if any.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Index to Financial Statements and Financial Statement Schedules

        The following audited consolidated financial statements and schedule of Hospitality Properties Trust are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

        As of the date of this report, TA has not filed its Annual Report on Form 10-K for the year ended December 31, 2011. Therefore, summary audited financial information regarding TA is not now available. We expect to furnish such information by an amendment to this Annual Report on Form 10-K when it becomes available to us.

(b)   Exhibits

3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2012.)
3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
3.3	Articles Supplementary dated as of May 16, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
3.4	Articles Supplementary dated as of December 9, 2002. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)
3.5	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2007.)
3.6	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
3.7	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2012.)
3.8	Amended and Restated Bylaws of the Company, as of January 13, 2010. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)
4.2	Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.3	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)
4.4	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 18, 2012.)
4.5
Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.6
Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to the Company's 6.85% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)
4.7
Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, relating to the Company's 6 3/4% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

4.8	Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company's 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 14, 2005.)
4.9
Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company's 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
4.10
Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company's 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
4.11
Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company's 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2007.)
4.12
Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company's 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)
4.13
Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to the Company's 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
4.14
Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2007.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Amended and Restated Business Management Agreement, dated as of November 2, 2011, among Reit Management & Research LLC, the Company, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.2
Amended and Restated Property Management Agreement, dated as of January 13, 2010, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 20, 2010.)
10.3
First Amendment to Amended and Restated Property Management Agreement, dated as of December 16, 2010, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
10.4	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2011.)
10.5	The Company's 1995 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)

10.6	Amendment to the Company's 1995 Incentive Share Award Plan effective as of May 30, 2003.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.7	The Company's 2003 Incentive Share Award Plan effective as of May 30, 2003.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.9	Representative form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.)
10.10
Credit Agreement, dated as of September 8, 2011, among Hospitality Properties Trust, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 9, 2011.)
10.11
Master Lease Agreement, dated as of April 30, 1999, among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
10.12
Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.13
Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.14
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
10.16
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

10.19	Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008.)
10.20
Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011.)
10.21
Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, HRPT Properties Trust (now known as CommonWealth REIT), Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
10.22
Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 14, 2011.)
10.23
Form of Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 14, 2011.)
10.24
Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2011.)
10.25
Purchase Agreement, dated November 2, 2011, among Property Acquisition Corp. (subsequently known as Sonesta Acquisition Corp., now known as Sonesta International Hotels Corporation), PAC Merger Corp., and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 2, 2011.)
10.26
Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 2012.)
10.27
Management Agreement, dated as of January 31, 2012, between Sonesta International Hotels Corporation and Royal Sonesta, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 2012.)
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
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited Hospitality Properties Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Hospitality Properties Trust and our report dated February 29, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Real estate properties, at cost:
Land	$1,360,773	$1,389,594
Buildings, improvements and equipment	4,775,323	4,909,488

	6,136,096	6,299,082
Accumulated depreciation	(1,367,868)	(1,370,592)

	4,768,228	4,928,490
Properties held for sale	123,025	7,125
Cash and cash equivalents	8,303	4,882
Restricted cash (FF&E reserve escrow)	50,196	80,621
Other assets, net	183,821	171,168

	$5,133,573	$5,192,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$149,000	$144,000
Senior notes, net of discounts	1,887,891	1,886,356
Convertible senior notes, net of discount	78,823	77,484
Mortgage payable	—	3,383
Security deposits	106,422	105,859
Accounts payable and other liabilities	103,668	107,297
Due to related persons	3,713	2,912
Dividends payable	4,754	4,754

Total liabilities	2,334,271	2,332,045

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $.01 par value; 150,000,000 shares authorized; 123,521,535 and 123,444,235 issued and outstanding, respectively	1,235	1,234
Additional paid in capital	3,463,534	3,462,169
Cumulative net income	2,232,953	2,042,513
Cumulative other comprehensive income	1,605	2,231
Cumulative preferred distributions	(213,281)	(183,401)
Cumulative common distributions	(3,076,883)	(2,854,644)

Total shareholders' equity	2,799,302	2,860,241

	$5,133,573	$5,192,286

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Hotel operating revenues	$889,120	$736,363	$715,615
Rental income:
Minimum rent	302,703	325,321	301,058
Percentage rent	1,879	1,450	1,426

	304,582	326,771	302,484
FF&E reserve income	16,631	22,354	18,934

Total revenues	1,210,333	1,085,488	1,037,033

Expenses:
Hotel operating expenses	596,616	477,595	460,869
Depreciation and amortization	228,342	238,089	245,868
General and administrative	40,963	38,961	39,526
Acquisition related costs	2,185	—	—
Loss on asset impairment	16,384	163,681	—

Total expenses	884,490	918,326	746,263

Operating income	325,843	167,162	290,770
Interest income	70	260	214
Interest expense (including amortization of deferred financing costs and debt discounts of $6,305, $7,123 and $11,046, respectively)	(134,110)	(138,712)	(143,410)
Gain (loss) on extinguishment of debt	—	(6,720)	51,097
Equity in earnings (losses) of an investee	139	(1)	(134)

Income before income taxes	191,942	21,989	198,537
Income tax expense	(1,502)	(638)	(5,196)

Net income	190,440	21,351	193,341
Preferred distributions	(29,880)	(29,880)	(29,880)

Net income (loss) available for common shareholders	$160,560	$(8,529)	$163,461

Weighted average common shares outstanding	123,470	123,403	107,984

Basic and diluted earnings per common share:
Net income (loss) available for common shareholders	$1.30	$(0.07)	$1.51

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Preferred Shares					Common Shares
	Series B		Series C
											Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2008	3,450,000	83,306	12,700,000	306,833	(123,641)	93,991,635	940	(2,560,148)	3,093,827	1,827,821	(511)	2,628,427
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	193,341	—	193,341
Unrealized gain on TA common stock	—	—	—	—	—	—	—	—	—	—	3,741	3,741

Total comprehensive income												$197,082

Issuance of shares, net	—	—	—	—	—	29,325,000	293	—	372,761	—	—	373,054
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(5,002)	—	—	(5,002)
Common share grants	—	—	—	—	—	63,700	1	—	623	—	—	624
Distributions	—	—	—	—	(29,880)	—	—	(72,374)	—	—	—	(102,254)

Balance at December 31, 2009	3,450,000	83,306	12,700,000	306,833	$(153,521)	123,380,335	$1,234	(2,632,522)	3,462,209	2,021,162	3,230	3,091,931
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	21,351	—	21,351
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(999)	(999)

Total comprehensive income												$20,352

Common share grants	—	—	—	—	—	63,900	—	—	1,018	—	—	1,018
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Distributions	—	—	—	—	(29,880)	—	—	(222,122)	—	—	—	(252,002)

Balance at December 31, 2010	3,450,000	$83,306	12,700,000	$306,833	$(183,401)	123,444,235	$1,234	$(2,854,644)	$3,462,169	$2,042,513	$2,231	$2,860,241
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	190,440	—	190,440
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(626)	(626)

Total comprehensive income												$189,814

Common share grants	—	—	—	—	—	77,300	1	—	1,365	—	—	1,366
Distributions	—	—	—	—	(29,880)	—	—	(222,239)	—	—	—	(252,119)

Balance at December 31, 2011	3,450,000	$83,306	12,700,000	$306,833	$(213,281)	123,521,535	$1,235	$(3,076,883)	$3,463,534	$2,232,953	$1,605	$2,799,302

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$190,440	$21,351	$193,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	228,342	238,089	245,868
Amortization of deferred financing costs and debt discounts as interest	6,305	7,123	11,046
Straight line rental income	(4,807)	—	—
Security deposits applied to payment shortfalls	(36,444)	(28,508)	(17,813)
FF&E reserve income and deposits	(47,485)	(58,944)	(49,218)
Loss (gain) on extinguishment of debt	—	6,720	(51,097)
Loss on asset impairment	16,384	163,681	—
Equity in (earnings) losses of an investee	(139)	1	134
Other non-cash (income) expense, net	(1,340)	(2,587)	(2,241)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,890)	(1,111)	1,297
Increase (decrease) in accounts payable and other liabilities	6,696	(4,424)	(11,048)
Increase (decrease) in due to related persons	40	53	(153)

Cash provided by operating activities	355,102	341,444	320,116

Cash flows from investing activities:
Real estate acquisitions and improvements	(69,345)	(7,091)	(9,807)
FF&E reserve fundings	(63,177)	(97,816)	(63,390)
Net proceeds from sale of real estate	6,905	—	—
Investment in TravelCenters of America common shares	(5,690)	—	—
Investment in Affiliates Insurance Company	—	(76)	(5,134)
Increase (decrease) in security deposits	37,000	(17,220)	—

Cash used in investing activities	(94,307)	(122,203)	(78,331)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	—	373,056
Issuance of senior notes, net of discount	—	—	296,961
Repayment of mortgage note	(3,383)	—	—
Repurchase of convertible senior notes	—	(185,626)	(258,102)
Repurchase of senior notes	—	—	(45,239)
Repayment of senior notes	—	(50,000)	—
Borrowings under revolving credit facility	276,000	298,000	389,000
Repayments of revolving credit facility	(271,000)	(154,000)	(785,000)
Deferred financing costs incurred	(6,872)	(1,130)	(2,258)
Distributions to preferred shareholders	(29,880)	(29,880)	(29,880)
Distributions to common shareholders	(222,239)	(222,122)	(72,374)

Cash used in financing activities	(257,374)	(344,758)	(133,836)

Increase (decrease) in cash and cash equivalents	3,421	(125,517)	107,949
Cash and cash equivalents at beginning of period	4,882	130,399	22,450

Cash and cash equivalents at end of period	$8,303	$4,882	$130,399

Supplemental cash flow information:
Cash paid for interest	$127,131	$135,929	$127,869
Cash paid for income taxes	1,354	1,553	6,055
Non-cash investing activities:
Property managers' deposits in FF&E reserve	$50,834	$60,631	$51,143
Property managers' purchases with FF&E reserve	(144,436)	(102,909)	(78,433)
Non-cash financing activities:
Issuance of common shares under equity compensation plans	$1,366	$1,018	$624

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

1. Organization

        Hospitality Properties Trust, or HPT, we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2011, HPT, directly and through subsidiaries, owned 288 hotels and 185 travel centers.

        At December 31, 2011, our properties were leased or managed by subsidiaries of the following companies: Host Hotels & Resorts, Inc., or Host; Marriott International, Inc., or Marriott; InterContinental Hotels Group PLC, or InterContinental; Hyatt Hotels Corporation, or Hyatt; Carlson Hotels Worldwide, or Carlson; and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. In addition, we have presented our 2010 loss on asset impairment as a component of operating income rather than below such line as previously reported.

        We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs' performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore, the primary beneficiary of each VIE.

        We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 8 for a further discussion of our investment in AIC.

        Real Estate Properties.    We record real estate properties at cost less impairments, if any. We record the cost of real estate acquired at the fair value of building, land, furniture, fixtures and equipment, and, if applicable, acquired in place leases, above or below market leases and customer relationships. We allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill. We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease.

        We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. If there is an indication that the

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. In connection with our decision to pursue the sale of 21 hotels, we recorded a $11,418, or $0.09 per share, loss on asset impairment during 2011 to reduce the carrying value of certain of these hotels to their estimated fair value. Also, in performing our periodic evaluation of real estate assets for impairment during 2011, we revised our assumptions regarding our expected ownership period of certain hotels we were considering selling as part of our agreement with InterContinental (see Note 5). As a result of this change we recorded a $4,966, or $0.04 per share, loss on asset impairment during 2011 to reduce the carrying value of these hotels to their estimated fair value. See Note 12 for further information regarding hotels currently held for sale.

        Intangible Assets and Liabilities.    Intangible assets consist of acquired trademarks and tradenames and below market ground leases. Intangible liabilities consist of acquired above market ground leases. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in our consolidated balance sheets.

        At December 31, 2011 and 2010, our intangible assets and liabilities were as follows:

	As of December 31,
	2011	2010
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $21,198 and $19,027, respectively	27,879	30,050

	$117,254	$119,425

Liabilities:
Above market ground leases, net of accumulated amortization of $5,511 and $4,816, respectively	$5,139	$5,834

        We amortize above and below market ground leases on a straight line basis over the term of the associated lease (20 and 14 years on a weighted average basis for intangible assets and liabilities, respectively). For the years ended December 31, 2011, 2010 and 2009, amortization relating to intangible assets was $2,171, $2,172 and $2,171, respectively, and amortization relating to intangible

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

liabilities was $695, $726 and $734, respectively. As of December 31, 2011, we estimate future amortization relating to above and below market ground leases as follows:

	Below Market Ground Leases	Above Market Ground Leases
2012	$2,170	$(695)
2013	2,170	(653)
2014	2,170	(653)
2015	2,170	(653)
2016	2,170	(653)
Thereafter	17,029	(1,832)

	$27,879	$(5,139)

        We do not amortize our indefinite lived trademarks and tradenames, but we review the assets at least annually for impairment and reassess their classification as indefinite lived assets. In addition, we regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in value. We determine the amount of an impairment loss, if any, by comparing the historical carrying value of the intangible asset to its estimated fair value.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

        Restricted Cash.    Restricted cash, or FF&E reserve escrows, consists of amounts escrowed pursuant to the terms of our management agreements and leases to fund periodic renovations and improvements at our hotels.

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense on a straight line basis over the term of the related borrowing. Deferred financing costs were $12,542 and $9,101 at December 31, 2011 and 2010, respectively, net of accumulated amortization of $30,364 and $26,933, respectively, and are included in other assets, net, in our consolidated balance sheets. We estimate that future amortization of deferred financing fees with respect to our loans as of December 31, 2011 will be approximately $3,487 in 2012, $3,205 in 2013, $2,974 in 2014, $1,921 in 2015, $613 in 2016 and $342 thereafter.

        Revenue Recognition.    We report hotel operating revenues for managed hotels in our consolidated statements of income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We earned no additional returns in 2011, 2010 and 2009.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Rental income includes $4,789 of adjustments necessary to record rent on a straight line basis for the year ended December 31, 2011. These adjustments relate to our lease with TA for 145 travel centers. See Note 8 for further information relating to our TA leases.

        We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We earned percentage rental income of $1,879, $1,450 and $1,426 in 2011, 2010 and 2009, respectively.

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

        Use of Estimates.    The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of real estate and impairment.

        Segment Information.    As of December 31, 2011, we have two reportable business segments: hotel and travel center real estate investments.

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

        The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2008 through 2011 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        New Accounting Pronouncements.    In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This update eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. This update is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this update to cause any material changes to our consolidated financial statements.

3. Shareholders' Equity

Share Awards

        We reserved an aggregate of 3,128,791 shares of our common shares to be issued under the terms of our 1995 Share Award Plan and our 2003 Share Award Plan, collectively referred to as the Award Plans. During the years ended December 31, 2011, 2010 and 2009, we awarded 67,300 common shares with an aggregate market value of $1,628, 53,900 common shares with an aggregate market value of $1,186 and 52,700 common shares with an aggregate market value of $1,089, respectively, to our officers and certain employees of our manager RMR pursuant to these plans. See Note 8 for a further discussion of the grants we made to our officers and certain employees of RMR. In addition, we awarded each of our Trustees 2,000 common shares in 2011 with an aggregate market value of $243 ($49 per trustee), 2,000 common shares each in 2010 with an aggregate value of $260 ($52 per trustee) and 2,000 common shares in 2009 with an aggregate value of $127 ($25 per trustee), as part of their annual compensation. The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and are included in general and administrative expense in our consolidated statements of income. At December 31, 2011, 2,437,022 of our common shares remain reserved for issuance under the Award Plans.

        A summary of shares granted and vested under the terms the Award Plans for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	93,432	$22.31	74,062	$23.20	44,877	$27.10
Shares granted	77,300	24.20	63,900	22.89	63,700	19.27
Shares vested	(56,622)	23.76	(44,530)	22.63	(34,515)	18.06

Unvested shares, end of year	114,110	22.70	93,432	22.31	74,062	23.20

        The 114,110 unvested shares as of December 31, 2011 are scheduled to vest as follows: 42,190 shares in 2012, 34,340 shares in 2013, 24,120 shares in 2014 and 13,460 shares in 2015. As of

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

December 31, 2011, the estimated future compensation expense for the unvested shares was $2,622 based on the closing price on December 31, 2011 of our common shares of $22.98. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2011, 2010 and 2009, we recorded $1,405, $1,340 and $1,006, respectively, of compensation expense related to the Award Plans.

Preferred Shares

        Each of our 3,450,000 Series B cumulative redeemable preferred shares had a distribution rate of $2.21875 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 ($86,250 in aggregate). Our Series B preferred shares were redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after December 10, 2007. On February 13, 2012, we redeemed all of our 3,450,000 outstanding of 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid dividends to the date of redemption. We expect to recognize a loss in the 2012 first quarter of $2,944 on the excess of the liquidation preference of the redeemed shares over their carrying amount. We funded this redemption using existing cash balances and borrowings under our revolving credit facility.

        Each of our 12,700,000 Series C cumulative redeemable preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 ($317,500 in aggregate). Our Series C preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after February 15, 2012.

        In January 2012, we sold 11,600,000 Series D cumulative redeemable preferred shares at a price of $25.00 per share in a public offering. Net proceeds from this sale of $280,365 (after underwriting and other offering expenses) were used to repay amounts outstanding under our revolving credit facility and to fund acquisitions. Each of our Series D preferred shares has a distribution rate of $1.78125 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after January 15, 2017, or if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of Series D preferred shares that we do not elect to redeem may at their option convert those Series D preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

Common Share Distributions

        Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2011, 2010 and 2009 were $1.80 per share, $1.80 per share, and $0.00 per share, respectively. The characterization of our distributions paid in both 2011 and 2010 was 100.0% ordinary income.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

        On January 11, 2012, we declared a distribution of $0.45 per common share which was paid on February 23, 2012, to shareholders of record on January 27, 2012 using existing cash balances and borrowings under our revolving credit facility.

Cumulative Other Comprehensive Income

        Cumulative other comprehensive income consists of the unrealized gains on TA common shares we own and our share of AIC's comprehensive income. See Note 8 for a description of these investments.

4. Real Estate Properties

        Our real estate properties, at cost after impairments, consisted of land of $1,360,773, buildings and improvements of $4,343,991 and furniture, fixtures and equipment of $431,332, as of December 31, 2011; and land of $1,389,594, buildings and improvements of $4,443,904 and furniture, fixtures and equipment of $465,584 as of December 31, 2010.

        During 2011, 2010 and 2009, we invested $132,299, $97,816 and $63,390, respectively, in certain of our properties which resulted in increases in our contractual annual minimum returns and rents of $11,346, $9,782 and $5,627 in 2011, 2010 and 2009, respectively.

        At December 31, 2011, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 25 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents averaging $242 per year; future rents under two ground leases have been pre-paid. Twenty of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from 7 to 39 years with rents averaging $446 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        In July 2011, we sold our Holiday Inn branded hotel in Memphis, Tennessee, for net proceeds of $6,905.

        At December 31, 2011, 21 hotels were held for sale. See Note 12 for further information relating to our hotels held for sale.

        On January 31, 2012, we completed an acquisition of the entities which own the Royal Sonesta Hotel in Cambridge, MA (400 rooms) and lease the Royal Sonesta Hotel in New Orleans, LA (483 rooms) for $150,500, excluding acquisition costs. We funded these purchases with proceeds from the offering of our Series D Preferred Shares described above. Simultaneous with this acquisition, we entered into management agreements with Sonesta International Hotels Corporation (formerly known as Sonesta Acquisition Corp.), or Sonesta. See Note 8 for further information about these transactions.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

5. Management Agreements and Leases

        As of December 31, 2011, we owned 288 hotels and 185 travel centers which are included in one of eight operating agreements. We do not operate any of our properties.

        As of December 31, 2011, 233 of our hotels are leased to our TRSs and managed by an independent hotel operating company and 55 are leased to third parties. As of December 31, 2011, our hotel properties are managed by or leased to separate subsidiaries of InterContinental, Marriott, Host, Hyatt, and Carlson under six agreements. Such hotel agreements have initial terms expiring between 2012 and 2036. Each of these agreements is for between 1 and 130 of our hotels. The agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Each agreement generally requires the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for certain leased hotels, make payments to us of percentage rent of 5% of increases in gross hotel revenues over threshold amounts and, for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flow after payment of operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of security deposits. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.

        Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 145 travel centers expires in 2022. Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options. TA has guaranteed its subsidiary tenants' obligations under the leases. On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA. See Note 8 for further information regarding our leases with TA.

        Marriott agreement.    On June 14, 2011, we entered an agreement to re-align three of our contracts with Marriott. The three affected contracts (which we have historically referred to as our Marriott Nos. 2, 3 and 4 Contracts) concern 71 hotels and provide for payments of minimum returns and rents to us totaling $98,404 per year as of the effective date. Among other terms the new agreement provides as follows:

  •
  All 71 hotels have been combined for purposes of determining the distribution of hotel cash flows so that any excess cash flows from any of the hotels are available to pay our minimum returns for all 71 hotels.

  •
  One of the contracts which was re-aligned by the new agreement (our historical Marriott No. 4 Contract) concerns our hotels which were leased to Barceló Crestline Corporation, or Barceló Crestline, and are managed by Marriott. Simultaneously with the re-alignment of the agreement between us and Marriott, Marriott arranged with Barceló Crestline to terminate that lease. Accordingly, all 71 affected hotels are owned by us, leased to one of our TRSs, and managed by Marriott.

  •
  The new agreement was effective retroactively to January 1, 2011.

  •
  The combined annual minimum returns due to us were $98,404 per year as of the effective date, which was equal to the previous annual amounts of minimum returns and rents due to us under

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

    the historical contracts. In addition, we will participate in the net cash flows from hotel operations after payment of management fees to Marriott, which fees continue to be subordinated to our minimum returns.

  •
  The historical contracts were scheduled to expire beginning in 2015 through 2020. The new agreement extends through 2025. In addition, Marriott has the option to renew for two consecutive ten year terms for all, but not less than all, the properties.

  •
  The cash security deposits which secured the minimum returns and rents to us under two of the three historical contracts have been combined and continue to secure the minimum return payments under the new agreement for all 71 hotels. These security deposits originally totaled $64,700. As of December 31, 2011, the amounts of these deposits have been fully exhausted to fund shortfalls in the operating results of the hotels from 2009 through December 31, 2011. The new agreement provides that the combined security deposit is to be replenished up to the original amount of $64,700 from 70% of the cash flows realized from operations of the 71 hotels, after payment of our minimum returns and working capital advances, if any, by us or Marriott, while 30% of the cash flows is paid to Marriott toward agreed amounts for management fees. The security deposit is non-interest bearing and is not held in escrow.

  •
  In addition to this security deposit, Marriott has provided a limited guaranty for 90% of the minimum returns due to us. The Marriott guaranty is limited to total payments by Marriott to us of $40,000 and it expires on December 31, 2017. As of December 31, 2011, the guaranty balance was $30,873.

  •
  The new agreement continues to require that 5% to 6% of annual gross revenues from hotel operations be escrowed as FF&E reserves.

  •
  In addition to amounts available in the FF&E reserve, we agreed to fund approximately $102,000 for renovation of the hotels during the next two years. As we fund these renovations, the amount of the minimum returns due to us under the new agreement will increase by 9% per annum of the amounts we fund.

  •
  We and Marriott identified 21 hotels of the 71 hotels in the new agreement to be offered for sale. The 21 hotels had a net book value, after previously reported impairment writedowns, of approximately $123,025 at December 31, 2011. In February 2012, we entered an agreement to sell our full service Marriott hotel in St. Louis, Missouri for $35,000 excluding closing costs. We expect to complete this sale in the second quarter of 2012. This pending sale is subject to buyer's completion of due diligence and other customary closing conditions; accordingly, we cannot provide any assurance that we will sell this hotel. Subsequent to December 31, 2011, we entered discussions with Marriott about retaining certain of the remaining 20 hotels in the Marriott No. 234 Contract. If certain of these hotels are sold, we will retain the net sales proceeds from the sales and the amount of minimum returns due from Marriott under the agreement will be reduced by 9% per annum of the net sales proceeds; and if we determine to retain certain of these hotels in the agreement, we will invest previously agreed amounts to improve these hotels and the amount of minimum returns due from Marriott under the

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

    agreement will be increased by 9% per annum of the amounts funded. However, because discussions with Marriott are ongoing and because we have not yet contracted for any sales, we cannot provide any assurance that we will retain or sell any of these 20 hotels. See Note 12 for further information relating to these hotels.

        After giving effect to the January 1, 2011 effective date of the new agreement with Marriott, the payments we received were $29,762 less than the minimum amounts contractually due to us during the twelve months ended December 31, 2011. The retroactive effective date of the new agreement had the net effect of increasing the amount of payment shortfalls that were covered by the security deposit by $4,081 through June 14, 2011, the execution date of the agreement. We applied the remaining $18,392 of available security deposit to partially cover these shortfalls and Marriott provided $9,127 of guaranty payments to us. Also, during the period from December 31, 2011 to February 28, 2012, the minimum return payments we received for these hotels were $1,505 less than the contractual minimum returns due to us. Marriott provided $5,236 of guaranty payments to us. The balance of this guaranty was $25,637 as of February 28, 2012.

        InterContinental agreement.    On July 25, 2011, we entered an agreement to re-align all four of our hotel contracts with InterContinental. The four affected contracts (which we have historically referred to as our InterContinental Nos. 1, 2, 3 and 4 Contracts) for 130 hotels provide for payments of minimum returns and rents to us totaling $153,129 per year as of the effective date. Among other terms the new agreement provides as follows:

  •
  All 130 hotels have been combined for purposes of determining the distribution of hotel cash flows under the agreement so that cash flows from all of the hotels are available to pay our minimum returns and rents for all 130 hotels.

  •
  The combined annual minimum returns and rents due to us from the 130 hotels were $153,129 per year as of the effective date, which was the same amount that was due to us under the historical contracts.

  •
  The historical contracts were scheduled to expire beginning in 2028 through 2031. The new agreement extends to 2036. In addition, InterContinental has options to renew for two consecutive 15 year terms for all, but not less than all, the properties.

  •
  The original security deposit we held for the historical InterContinental contracts was $36,872. In addition, pursuant to the new agreement, InterContinental delivered to us an additional $37,000 to supplement this security deposit. As of December 31, 2011, the amount of the available deposit totaled $55,820, as the deposit has been reduced to fund shortfalls of approximately $18,052 in the operating results of the hotels during 2011.

  •
  The security deposit may be further increased up to $100,000 from 50% of the cash flows realized from operations of the 130 hotels after payment of our minimum returns and rents. The security deposit is non-interest bearing and is not required to be held in escrow.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

  •
  The cash flows in excess of amounts used to pay our minimum returns and rents and to fund the security deposit up to $100,000 are available to pay InterContinental's management fees up to agreed amounts, which continue to be subordinated to our minimum returns and rents.

  •
  Available cash flows after our minimum returns and rents, funding for the security deposit and the agreed management fees are available to pay us additional returns and to pay incentive fees to InterContinental, as provided under the agreement.

  •
  We and InterContinental have identified 42 hotels of the 130 hotels in the new agreement which we may remove from the contract and rebrand or offer for sale. If the hotels are removed from the agreement and rebranded, our minimum returns and rents will be reduced by amounts which we have agreed with InterContinental pursuant to the new agreement. If these hotels are sold, our minimum returns and rents will be reduced by 8% per annum of the net sales proceeds we receive. In addition to these 42 hotels, we sold one hotel previously managed by InterContinental on July 19, 2011 (which is excluded from the 130 hotels subject to the new agreement). We received net sales proceeds of approximately $6,905 from this sale and our minimum returns and rents were reduced by 8% per annum of the sales proceeds to $153,129 per year as of the effective date. We continue to evaluate plans to either sell or rebrand these hotels, including the conversion of certain hotels to the Sonesta brand and management.

  •
  We and InterContinental have committed to a renovation program for all of the hotels included in the agreement pursuant to which we expect to invest approximately $300,000. The final amounts invested will be adjusted to reflect the number of hotels which we determine to rebrand or sell and remove from the agreement; however, if we determine to rebrand certain properties, we expect to be required to fund amounts for rebranding and renovations to the rebranded hotels. As we fund these renovations, the amounts of our minimum returns and rents will increase by 8% per annum of the amount we fund.

  •
  The new agreement requires that a portion of annual gross revenues from all the hotels be escrowed for FF&E reserves after the planned renovations are completed. These escrows will be funded beginning in 2014 and will increase to 5% of gross revenues in 2016. These escrowed funds will be available to fund renovations for any of the hotels included in the agreement.

        The new agreement was effective as of July 1, 2011.

        During the twelve months ended December 31, 2011, the payments we received under our agreements with InterContinental were $18,052 less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. Also, during the period from December 31, 2011 to February 28, 2012, the minimum return payments we received under our InterContinental agreement were $13,933 less than the minimum amounts due to us. We applied the available security deposit to cover these amounts. The remaining balance of the security deposit was $41,887 as of February 28, 2012.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, these deposits

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

are not escrowed and reducing the security deposits does not result in additional cash flow to us of the deficiency amounts. Reducing amounts of security deposits does reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective management agreement. Under all of our hotel contracts that include security deposits, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows under the respective contracts.

        Other hotel management agreement and lease matters.    As of February 28, 2012, all other payments due to us from our hotel managers and hotel tenants under our operating agreements were current.

        In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 Contract. In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host using existing cash balances and borrowings under our revolving credit facility, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels. In June 2011, Marriott provided notice to us that it intends to exercise its option to renew these management agreements for an additional 12 years to 2024.

        As of December 31, 2011, our management agreements and leases provide for minimum return payments or minimum rents to be paid to us during the remaining current terms as follows:

2012	$571,956
2013	504,598
2014	504,400
2015	504,245
2016	504,297
Thereafter	5,984,581

Total	$8,574,077

        As of December 31, 2011, the average remaining current terms of our leases and management agreements, from parties other than our TRSs, weighted based on minimum returns or rents was approximately 14.9 years.

        Our hotel operating agreements generally provide that, if necessary, we will provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. At December 31, 2011, we expected to provide funding for capital improvements at our hotels pursuant to the terms of our new Marriott and InterContinental agreements described above of approximately $302,000 in 2012.

        Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to fund any such improvements. As we fund these improvements, the minimum rents payable to us increase. At December 31, 2011, we expect to fund approximately $75,000 for capital improvements to our travel center properties during 2012.

        We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. We are amortizing the $44,281 balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $20,665 at December 31, 2011 is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt. We estimate that future amortization of the retained deposits and the value of other property as of December 31, 2011 will be approximately $2,952 per year through 2018.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

6. Indebtedness

        At December 31, 2011 and 2010, our indebtedness was as follows:

	As of December 31,
	2011	2010
Senior Notes, due 2012 at 6.85%	$100,829	$100,829
Senior Notes, due 2013 at 6.75%	287,000	287,000
Senior Notes, due 2014 at 7.875%	300,000	300,000
Senior Notes, due 2015 at 5.125%	280,000	280,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Convertible Senior Notes, due 2027 at 3.8%	79,054	79,054
Unamortized discounts	(5,169)	(8,043)

Total unsecured senior notes	1,966,714	1,963,840
Unsecured revolving credit facility	149,000	144,000
Mortgage Note, due 2011 at 8.3%	—	3,383

	$2,115,714	$2,111,223

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

        We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (assuming holders of the notes exercise in full their option to require us to repurchase the notes on March 20, 2012).

  •
  The net carrying amount of our 3.8% convertible senior notes due 2027 was $78,823 and $77,484 as of December 31, 2011 and December 31, 2010, respectively.

  •
  The unamortized discount on the notes was $231 and $1,570 as of December 31, 2011 and December 31, 2010, respectively. We expect to amortize the discount through March 20, 2012,

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

    the first date on which the holders of our convertible notes may require that we repurchase them.

  •
  Interest expense for the years ended December 31, 2011, 2010 and 2009 includes non-cash amortization of $1,605, or $0.01 per share, $2,602, or $0.02 per share, and $6,864, or $0.06 per share, respectively.

  •
  The amount allocated as the equity component of the convertible senior notes was $37,710 as of December 31, 2011 and is included in additional paid in capital in our consolidated balance sheet.

        On January 3, 2011, we repaid without penalty our 8.3% mortgage payable, which had a principal balance of $3,383.

        On September 8, 2011, we entered a new $750,000 unsecured revolving credit facility that we use for acquisitions, working capital and general business purposes. The new facility replaced our previous $750,000 unsecured revolving credit facility, which had a maturity date of October 24, 2011. The maturity date of the new facility is September 7, 2015, and subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the facility for one year to September 7, 2016. Interest paid under the new facility is set at LIBOR plus 130 basis points, subject to adjustments based on our senior unsecured debt ratings. As of December 31, 2011, we had $149,000 outstanding under our revolving credit facility and $601,000 available for borrowings. During 2011, 2010 and 2009, the weighted average interest rate on the amounts outstanding under our revolving credit facility was 1.59%, 0.9% and 1.0%, respectively.

        Our revolving credit facility agreement and note indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with these covenants during the periods presented.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2011, are as follows:

2012	$100,829
2013	287,000
2014	300,000
2015	429,000	(1)
2016	275,000
Thereafter	729,054	(2)

	$2,120,883

(1)
Includes the $149,000 outstanding on our $750 million revolving credit facility at December 31, 2011.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

(2)
Includes our $79,054 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012.

7. Income Taxes

        Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
Current—Federal	$180	$—	$600
State	1,383	928	4,529
Foreign	144	(106)	140

	1,707	822	5,269

Deferred—Federal	—	—	—
State	—	—	—
Foreign	(205)	(184)	(73)

	(205)	(184)	(73)

	$1,502	$638	$5,196

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	4.3%	0.2%	5.4%
Alternative minimum tax	0.1%	0.0%	0.3%
Foreign taxes	(0.3)%	(0.2)%	(0.2)%
Change in valuation allowance	(3.1)%	6.1%	(1.4)%
Other differences, net	(0.3)%	(5.7)%	(1.4)%

Effective tax rate	0.7%	0.4%	2.7%

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our consolidated balance sheets and the amounts used for

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2011	2010
Deferred tax assets:
Tax credits	$12,014	$11,193
Tax loss carryforwards	77,104	78,248
Other	11,473	2,874

	100,591	92,315
Valuation allowance	(100,180)	(92,068)

	411	247

Deferred tax liabilities:
Puerto Rico basis difference	(9,185)	(9,216)

	(9,185)	(9,216)

Net deferred tax liabilities	$(8,774)	$(8,969)

        Deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.

        At December 31, 2011 and 2010, we had a deferred tax liability related to the hotel we purchased in Puerto Rico. Specifically, we acquired all of the outstanding stock of a C corporation that owned the hotel as its primary asset, which generally would cause us to succeed to the acquired corporation's tax bases. However, for U.S tax purposes we made an election under Section 338(g) of the Internal Revenue Code to avoid being treated as the successor to the acquired corporation's federal income tax attributes, including its adjusted tax bases. Because we opted not to make a similar election under Puerto Rico tax law, we recorded in purchase accounting a deferred tax liability for these basis differences at our effective Puerto Rico tax rate.

        On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2011 and 2010, we had a net deferred tax asset, prior to any valuation allowance, of $66,062 and $67,973, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2011 and 2010. As of December 31, 2011, these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $137,920 which begin to expire in 2026, if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,600 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

        At December 31, 2011 and 2010, our consolidated TRS group had a net deferred tax asset, prior to any valuation allowance, of $30,806 and $23,430, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2011 and 2010. As of December 31, 2011, our consolidated TRS group had net operating loss carryforwards for federal income tax purposes of approximately $55,976 which begin to expire in 2023, if unused.

8. Related Person Transactions

        We have adopted written Governance Guidelines that address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner of RMR and serves as President and Chief Executive Officer and as a Director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. RMR has approximately 740 employees and provides management services to other companies in addition to us.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        On November 2, 2011, we and RMR entered into an amended and restated business management agreement, or the business management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to 0.7% of the average historical cost of our real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee equal to 15% of the amount by which Cash Available for Distribution for a particular fiscal year exceeds Cash Available for Distribution for the immediately preceding fiscal year. The business management agreement provides that Cash Available for Distribution means for any period, (i) our net income, before real estate depreciation, amortization and other non-cash or non-recurring items, less (ii) the amount, if any, included in the calculation in clause (i) which represents rental income recognized by us in respect of amounts which, pursuant to leasing arrangements relating to any real estate and personal property owned in connection with such real estate, we are required to escrow or reserve for renovations and refurbishments. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average number of our common shares outstanding during such year.

        In determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, will be equal to the applicable selling RMR Managed REIT's historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition of any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition.

        At present, the property management agreement applies to management services to the office building component of only one property in Baltimore, Maryland, which also includes an InterContinental hotel. The property management agreement provides for management fees relating to this office building equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs.

        The aggregate business management and property management fees for 2011 were $34,493, including $761 as an incentive fee that we expect to pay in our common shares in March 2012. The aggregate fees for 2010 and 2009 were $33,229 and $32,950, respectively. No incentive fees were earned by RMR in 2010 or 2009. Business management and property management fees are included in general and administrative expense in our consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $240, $213 and $220 for 2011, 2010 and 2009, respectively, which are included in general and administrative expense in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. The current terms for these agreements expire on December 31, 2012, and will be subject to automatic renewal unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CommonWealth REIT, Senior Housing Properties Trust, Government Properties Income Trust, TA, Five Star Quality Care, Inc. and Sonesta, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement with RMR, RMR has also agreed not to provide business management services to any other REIT that is principally engaged in the business of ownership of hotel or travel center properties without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

        As part of our annual restricted share grants under the Award Plans, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. As disclosed in Note 3, in 2011, 2010 and 2009, we granted a total of 67,300 restricted shares with an aggregate value of $1,628, 53,900 restricted shares with an aggregate value of $1,186 and 52,700 restricted shares with an aggregate market value of $1,089, respectively, to such persons, based upon the closing price of our common shares on the New York Stock Exchange on the date of grant. One fifth of those restricted

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        TA is our former 100% owned subsidiary and our largest tenant, and we are TA's largest shareholder. TA was created as a separate public company in 2007 as a result of its spin off from us. As of December 31, 2011, we owned 2,540,000 common shares (which includes the 1,000,000 TA common shares we purchased from the underwriters as part of a public offering by TA in May 2011 for $5,690), representing approximately 8.8% of TA's outstanding common shares. TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA currently leases 185 travel centers from us. The TA No. 1 lease is for 145 travel centers that TA operates under the "TravelCenters of America" or "TA" brand names. The TA No. 1 lease became effective on January 31, 2007. The TA No. 2 lease is for 40 travel centers that TA operates under the "Petro" brand name. The TA No. 2 lease became effective on May 30, 2007. The TA No. 1 lease expires on December 31, 2022. The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.

        Mr. Barry Portnoy, one of our Managing Trustees, is a Managing Director of TA. Mr. Thomas O'Brien, an officer of RMR and a former officer of us prior to the TA spin off, is President and the other Managing Director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an Independent Director of TA.

        Both the TA No. 1 and TA No. 2 leases are "triple net" leases, which require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any. As amended by the Amendment Agreement that we entered into with TA on January 31, 2011, which is further described below, the TA No. 1 lease required TA to pay minimum rent to us in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and requires TA to pay minimum rent to us in an amount of $140,139 per year for the period from February 1, 2012 through December 31, 2022. The minimum rent payable by TA to us under the TA No. 1 lease increases as we fund or reimburse the cost for certain improvements to the leased TA travel centers. As amended by the Amendment Agreement that we entered with TA on January 31, 2011, which is further described below, the TA No. 2 lease requires TA to pay minimum rent to us in an amount of $54,160 per year through June 30, 2024, and increases if we fund or reimburse the cost for certain improvements to the leased Petro travel centers. Starting in January 2012 and January 2013, respectively, both the TA No. 1 and the TA No. 2 leases require TA to pay us additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. As further discussed below, pursuant to, and subject to the conditions set forth in, the Amendment Agreement, we agreed to waive payments for the first $2,500 of percentage rent that may become due under the TA No. 2 lease. TA is also required to generally indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Both the TA No. 1 and TA No. 2 leases also include arbitration provisions for the resolution of certain disputes, claims and controversies.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        We had agreed to provide up to $25,000 of funding annually for the first five years of the TA No. 1 lease for certain improvements to the leased properties without an increase in rent. This funding was cumulative, meaning if some portion of the $25,000 was not funded in one year it might have been drawn by TA from us in subsequent years; provided, however, none of the $125,000 of this funding was available to be drawn after December 31, 2015. All improvements funded under the tenant improvements allowance are owned by us. On May 12, 2008, we and TA amended the TA No. 1 lease to permit TA to sell to us, without an increase of its rent, certain capital improvements to properties leased from us earlier than previously permitted. As TA elected to sell these capital improvements before the time contractually required by the original lease terms, our funding commitment amount was discounted to reflect the accelerated receipt of funds by TA according to a present value formula established in the amended lease. During 2009 and 2010, TA sold $8,466 and $7,015, respectively, of qualified improvements to us pursuant to this funding commitment. Portions of these amounts were discounted pursuant to the terms of the lease because TA elected to receive those funds on an accelerated basis. We recorded the capital improvements at cost as we made these fundings. As of September 30, 2010, none of the $125,000 total amount of the leasehold improvements saleable to us with no increase in TA's rent remained available.

        Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by us times the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us. TA made no request for funds under this provision in 2010 or 2009. Since January 1, 2011, we funded $69,122 for capital improvements to TA under this lease provision, and, as a result, TA's annual rent payable to us increased by approximately $5,875.

        At the time of TA's spin off from us, our acquisitions and transactions with TA in connection with the TA No. 2 lease and an equity offering completed by TA in June 2007, we and TA believed that TA was adequately capitalized to meet all of its obligations, including those owed to us. However, since then there were material changes in the market conditions under which TA operates. Specifically, the increase during the first half of 2008 in the price of diesel fuel that TA buys and sells at its travel centers and the slowing of the U.S. economy during 2008 adversely affected TA's business and increased its working capital requirements. Although TA undertook a restructuring of its business to adjust to these changed market conditions, TA's balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on TA's working capital requirements. Accordingly, on August 11, 2008, we and TA entered a rent deferral agreement. Under the terms of this rent deferral agreement, TA had the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and TA was not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, TA issued 1,540,000 of its common shares to us (approximately 9.6% of TA's shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on January 1, 2010 on all unpaid deferred rent at a rate of 1% per month and was payable monthly in arrears by TA to us. During 2010, we received and recorded $14,100 of income

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

for interest on the deferred rent amounts, which was recorded as rental income in our consolidated statements of income in accordance with GAAP. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to us on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and all deferred rent and interest thereon would become immediately due and payable by TA to us if certain events provided in that agreement occurred, including a change of control of TA (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to its common shares issued to us pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease. TA accrued $60,000 of deferred rent in 2010 and 2009, respectively, under the rent deferral agreement with us dated August 11, 2008. We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA. As of December 31, 2010 and 2009, TA had accrued an aggregate of $150,000 and $90,000, respectively, of deferred rent payable to us.

        On January 31, 2011, we and TA entered an Amendment Agreement that amended the TA No. 1 lease, the TA No. 2 lease and TA's rent deferral agreement with us. The Amendment Agreement provided for the following:

  •
  The minimum annual rent payable by TA to us under the TA No. 1 lease was reduced effective January 1, 2011, by approximately $29,983, so that the rent was reduced to $135,139 per year until February 1, 2012, when it increased to $140,139 per year through the end of the lease term in December 2022.

  •
  The $5,000 increase in annual minimum rent payable by TA to us under the TA No. 1 lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable by TA to us under the TA No. 2 lease was reduced effective January 1, 2011, by approximately $12,017, so that the annual rent is reduced to $54,160 through the end of the lease term in June 2024.

  •
  The due date for the $150,000 of rent TA had deferred as of December 31, 2010, pursuant to TA's rent deferral agreement with us was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024, and interest ceased to accrue on deferred rent owed to us by TA beginning on January 1, 2011; provided, however, that the deferred rent amounts shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of TA.

  •
  We will waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease, which percentage rent obligation is described above.

        RMR provides management services to both us and TA; Mr. Barry Portnoy is a Managing Director of TA and a Managing Trustee of us and there are other current and historical relationships between us

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

and TA. Accordingly, the terms of the 2008 rent deferral agreement and the 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Trustees and TA's Independent Directors, none of whom are trustees or directors of the other company, and each special committee was represented by separate counsel.

        During 2011, 2010 and 2009, we recognized rental income of $201,505, $190,244 and $172,074, respectively, under our lease agreements with TA. Rental income for the twelve months ended December 31, 2011 includes $4,789 of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis. As of December 31, 2011, 2010 and 2009, we had accruals for unpaid amounts of $16,115, $15,725 and $13,954, respectively, owed to us by TA, excluding any deferred rents.

        At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. In addition, in connection with TA's spin off, TA entered a transaction agreement with us and RMR, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed under this agreement that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. Also, under this agreement TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA's assets and business. The transaction agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        On November 2, 2011, we entered into a purchase agreement, or the Purchase Agreement, with Sonesta and its wholly owned subsidiary, PAC Merger Corp., or Merger Sub, and together with Sonesta, the Sellers, to purchase from Sonesta the entities, or the Hotel Entities, that own the Royal Sonesta Hotel Boston, in Cambridge, Massachusetts, or the Cambridge Hotel, and lease the Royal Sonesta Hotel New Orleans, in New Orleans, Louisiana, or the New Orleans Hotel. At that time, the Cambridge Hotel and the New Orleans Hotel were owned or leased and operated by subsidiaries of what was then known as Sonesta International Hotels Corporation, or SNSTA. The Purchase Agreement was a component part of a transaction that involved the acquisition by merger, or the Merger, of all of SNSTA's shares by Sonesta pursuant to an agreement and plan of merger, or the Merger Agreement, which was entered into between Sonesta, Merger Sub and SNSTA on November 2, 2011.

        Subject to the terms and conditions of the Merger Agreement, on January 31, 2012, Merger Sub merged with and into SNSTA, and each outstanding share of SNSTA's common stock was converted into the right to receive $31.00 in cash, without interest and less any applicable withholding taxes.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

Pursuant to the Purchase Agreement we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement. The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge Hotel, or the Cambridge Loan. We prepaid this mortgage loan, which had an outstanding principal balance of approximately $31,035 and unwound a related interest rate hedge agreement for $2,525 on January 31, 2012. The terms of the Purchase Agreement required that, at the effective time of the Merger, Sonesta was capitalized with $25,000, at least half of which was represented by cash consideration for shares of Sonesta common stock. Under an equity commitment letter, Sonesta's stockholders provided equity funding of $12,500 to facilitate the Merger.

        Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning only the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and related furniture, fixtures and equipment and certain other assets and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then issued and outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn own or lease the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain taxes and other liabilities). We currently expect that Sonesta will retain the management business of SNSTA and that Sonesta and its Sonesta management team will be available to operate other of our hotels, including certain hotels we now own and we are considering rebranding and hotels we may selectively acquire in the future.

        Pursuant to the Purchase Agreement, on January 31, 2012, Sonesta entered hotel management agreements, or the Management Agreements, with subsidiaries of ours which provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. The Management Agreements provide that if gross revenues of a hotel, after payment of specified operating expenses and fees payable to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so, we are to be paid a fixed minimum return equal to 8% of our invested capital, as defined in the Management Agreements. We are to be paid an additional amount based upon the hotel's operating profit, as defined in the Management Agreements, after payment of Sonesta's incentive fee, if applicable. After payment of specified hotel operating expenses from the hotel's gross revenues, Sonesta is entitled to receive a base fee equal to 3% of gross revenues. Additionally, under the Management Agreement for the Cambridge Hotel, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the Management Agreement for the Cambridge Hotel, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs, and an incentive fee equal to 20% of the hotel's operating profit after reimbursement to us and to Sonesta of certain

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

advances. We expect that the reservation fee, system fee, procurement and construction supervision fee and incentive fee will be applicable to the Cambridge Hotel and to hotels that may in the future be managed for us by Sonesta or its affiliates, but that they will not be applicable to the New Orleans Hotel unless and until the lease of that hotel is modified. Also, we expect that the 3% base management fee will be applicable to full service hotels, such as the Cambridge Hotel and the New Orleans Hotel, and that a 5% base management fee would be applicable to limited service hotels that may in the future be managed for us by Sonesta or its affiliates.

        The Management Agreement for the Cambridge Hotel has an initial term of 25 years, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the Management Agreement. The Management Agreement for the New Orleans Hotel will expire on January 31, 2024. We have the right to terminate the Management Agreements after three years without cause upon payment of a termination fee. We also have the right to terminate the Management Agreements without a termination fee if our minimum return is less than 6% of our invested capital during any three of four consecutive years. Both we and Sonesta have the right to terminate the Management Agreements upon a change of control, as defined in the Management Agreements, of the other party, and under certain other circumstances which, in the case of termination by Sonesta, may require the payment of a termination fee. Under each Management Agreement, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta between the date of termination and the scheduled expiration date of the agreement's current term as a base fee, (and for the Cambridge Hotel Management Agreement, a reservation fee, a system fee and an incentive fee), each as defined in the Management Agreement, if the agreement had not been terminated, calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination and discounted at an annual rate equal to 8%.

        Routine property maintenance, which is expensed, will be an operating expense of the hotels and repairs and periodic renovations, which are capitalized, will be funded by us and added to our invested capital under the Management Agreements, except in the case of the New Orleans Hotel where capital expenditures are borne in large part by the lessor.

        The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Our agreements with Sonesta include arbitration provisions for the resolution of certain disputes, claims and controversies. Additionally, Sonesta has entered into a management and shared services agreement with RMR.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, but not TA. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. Mr. Mark Kleifges, our Treasurer and Chief Financial Officer, is an officer of RMR and also serves as Treasurer and Chief Financial Officer of GOV, which is a company to which

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

RMR provides management services. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the Securities and Exchange Commission, or SEC.

        We, RMR, TA, CommonWealth REIT, Senior Housing Properties Trust, Government Properties Income Trust and Five Star Quality Care, Inc. each currently own approximately 14.29% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement that we, the other shareholders of AIC and AIC are party to includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        As of February 28, 2012, we have invested $5,209 in AIC since its formation in November 2008. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Our investment had a carrying value of $5,291 and 5,077 as of December 31, 2011 and 2010, respectively, which are included in other assets on our consolidated balance sheets. For 2011, we recognized income of $139 related to our investment in AIC. For 2010 and 2009, we recognized losses of $1 and $134, respectively, related to our investment in AIC.

        In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our total premiums paid under this program in 2011 and 2010 were approximately $5,773 and $4,816, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        In connection with a shareholder derivative litigation on behalf of TA against members of TA's board of directors, us and RMR that TA settled in 2011, TA paid $119 to us and $51 to RMR pursuant to TA's indemnity obligations under its limited liability company agreement and its agreements with us and RMR.

9. Concentration

Geographic Concentration

        At December 31, 2011, our 473 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 6% and 12% of our properties, by investment, were located in each

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

9. Concentration (Continued)

of California, Texas and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

Credit Concentration

        All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each management or lease agreement is shown below, as of December 31, 2011.

Agreement Reference Name	Number of Properties	Minimum Return/ Minimum Rent	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$67,557	12%	$676,948	10%
Marriott (No. 234)	71	98,854	17%	957,026	15%
Marriott (No. 5)	1	9,495	2%	90,078	1%
InterContinental	130	156,220	28%	1,820,743	27%
Hyatt	22	22,037	4%	301,942	5%
Carlson	11	12,920	2%	202,251	3%
TA (No. 1)(2)	145	144,391	25%	1,897,029	28%
TA (No. 2)	40	55,852	10%	725,407	11%

Total	473	$567,326	100%	$6,671,424	100%

(1)
Amounts exclude expenditures made from FF&E reserves funded from hotel operations, but include amounts funded by us separately.

(2)
In addition to minimum rents, the minimum rent amount for the TA No. 1 lease includes approximately $5,069 of ground rent due to us from TA in 2012.

        Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott, with respect to the 71 hotels (Marriott No. 234 Contract) managed by Marriott is limited to $40,000 ($30,873 remaining at December 31, 2011) and expires on December 31, 2017. The guarantee provided by Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($21,020 remaining at December 31, 2011). The guarantee provided by Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($25,598 remaining at December 31, 2011). The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 Contract) is unlimited and does not expire.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

9. Concentration (Continued)

        Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2011, we hold security deposits for our 53 hotels leased by Host ($50,540) and 130 hotels managed or leased by InterContinental ($55,820). The security deposit we held for our Marriott No. 234 Contract has been exhausted, but may be replenished in the future from available cash flow.

        Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $60,264, $85,592 and $75,205 less than the minimum returns due to us in 2011, 2010 and 2009, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our consolidated statements of income as a reduction of hotel operating expenses. The reduction to operating expenses was $58,771, $85,592 and $75,205 in 2011, 2010 and 2009, respectively.

Significant Tenant

        TA is the lessee of 39% of our investments, at cost, as of December 31, 2011. See Note 8 for further information regarding our leases with TA.

10. Selected Quarterly Financial Data (Unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$281,984	$313,809	$318,689	$295,851
Net income	53,048	51,643	47,531	38,218
Net income available for common shareholders	45,578	44,173	40,061	30,748
Net income available for common shareholders per share(1)	0.37	0.36	0.32	0.25
Distributions per common share(2)	0.45	0.45	0.45	0.45

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$254,108	$282,391	$281,198	$267,791
Net income (loss)	40,865	23,210	50,232	(92,956)
Net income (loss) available for common shareholders(1)	33,395	15,740	42,762	(100,426)
Net income (loss) available for common shareholders per share(2)	0.27	0.13	0.35	(0.81)
Distributions per common share(3)	0.45	0.45	0.45	0.45

(1)
We recorded a $163,681, or $1.33 per share, loss on asset impairment in the fourth quarter of 2010 to reduce the carrying value of certain of our hotels to their estimated fair value.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

10. Selected Quarterly Financial Data (Unaudited) (Continued)

(2)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(3)
Amounts represent distributions paid in the periods shown.

11. Segment Information

        We have two reportable business segments: hotel investments and travel center investments.

	For the Year Ended December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$889,120	$—	$—	$889,120
Rental income	101,198	201,505	—	302,703
Percentage rent	1,879	—	—	1,879
FF&E reserve income	16,631	—	—	16,631

Total revenues	1,008,828	201,505	—	1,210,333
Hotel operating expenses	596,616	—	—	596,616
Depreciation and amortization expense	146,567	81,775	—	228,342
General and administrative expense	—	—	40,963	40,963
Acquisition related costs	—	—	2,185	2,185
Loss on asset impairment	16,384	—	—	16,384

Total expenses	759,567	81,775	43,148	884,490
Operating income (loss)	249,261	119,730	(43,148)	325,843
Interest income	—	—	70	70
Interest expense	—	—	(134,110)	(134,110)
Equity in earnings of an investee	—	—	139	139

Income (loss) before income taxes	249,261	119,730	(177,049)	191,942
Income tax expense	—	—	(1,502)	(1,502)

Net income (loss)	$249,261	$119,730	$(178,551)	$190,440

	As of December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$2,905,065	$2,202,199	$26,309	$5,133,573

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	For the Year Ended December 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$736,363	$—	$—	$736,363
Rental income	135,077	190,244	—	325,321
Percentage rent	1,450	—	—	1,450
FF&E reserve income	22,354	—	—	22,354

Total revenues	895,244	190,244	—	1,085,488
Hotel operating expenses	477,595	—	—	477,595
Depreciation and amortization expense	157,497	80,592	—	238,089
General and administrative expense	—	—	38,961	38,961
Loss on asset impairment	163,681	—	—	163,681

Total expenses	798,773	80,592	38,961	918,326
Operating income (loss)	96,471	109,652	(38,961)	167,162
Interest income	—	—	260	260
Interest expense	—	—	(138,712)	(138,712)
Loss on extinguishment of debt	—	—	(6,720)	(6,720)
Equity in losses of an investee	—	—	(1)	(1)

Income (loss) before income taxes	96,471	109,652	(184,134)	21,989
Income tax expense	—	—	(638)	(638)

Net income (loss)	$96,471	$109,652	$(184,772)	$21,351

	As of December 31, 2010
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$2,967,467	$2,205,379	$19,440	$5,192,286

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	For the Year Ended December 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$715,615	$—	$—	$715,615
Rental income	128,984	172,074	—	301,058
Percentage rent	1,426	—	—	1,426
FF&E reserve income	18,934	—	—	18,934

Total revenues	864,959	172,074	—	1,037,033
Hotel operating expenses	460,869	—	—	460,869
Depreciation and amortization expense	163,024	82,844	—	245,868
General and administrative expense	—	—	39,526	39,526

Total expenses	623,893	82,844	39,526	746,263
Operating income (loss)	241,066	89,230	(39,526)	290,770
Interest income	—	—	214	214
Interest expense	—	—	(143,410)	(143,410)
Gain on extinguishment of debt	—	—	51,097	51,097
Equity in losses of an investee	—	—	(134)	(134)

Income (loss) before income taxes	241,066	89,230	(131,759)	198,537
Income tax expense	—	—	(5,196)	(5,196)

Net income (loss)	$241,066	$89,230	$(136,955)	$193,341

	As of December 31, 2009
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,120,593	$2,278,942	$148,835	$5,548,370

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities

        The table below presents certain of our assets carried at fair value at December 31, 2011, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses), Net
Properties held for sale(1)	$123,025	$—	$123,025	$(11,418)
Investment securities(2)	$10,795	$10,795	$—	$—

(1)
Our properties held for sale are reported at estimated fair value less costs to sell and consist of 21 hotel properties we were marketing for sale at December 31, 2011. In connection with our decision to pursue the sale of these 21 Marriott hotels as described in Note 4, we classified the hotels as held for sale and recorded a $11,418, or $0.09 per share, loss on asset impairment during 2011 to reduce the carrying value of 17 of these hotels to their estimated fair value less costs to sell. We estimated the fair value of these hotels using standard valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs). Three InterContinental branded hotels with a carrying value of $46,745 were removed from held for sale status in August 2011. We are no longer marketing these hotels for sale and are currently evaluating rebranding alternatives for these hotels.

(2)
Our investment securities, including our 2,540,000 shares of TA, which are included in other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs).

        In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage notes payable and security deposits. At December 31, 2011 and December 31, 2010, the fair

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities (Continued)

values of these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Note, due 2011 at 8.3%	$—	$—	$3,383	$3,408
Senior Notes, due 2012 at 6.85%	100,829	105,407	100,829	109,897
Senior Notes, due 2013 at 6.75%	287,000	301,871	287,000	315,364
Senior Notes, due 2014 at 7.875%	300,000	333,887	300,000	349,974
Senior Notes, due 2015 at 5.125%	280,000	290,052	280,000	296,782
Senior Notes, due 2016 at 6.3%	275,000	291,572	275,000	297,795
Senior Notes, due 2017 at 5.625%	300,000	313,106	300,000	316,846
Senior Notes, due 2018 at 6.7%	350,000	386,942	350,000	392,303
Convertible Senior Notes, due 2027 at 3.8%	79,054	80,087	79,054	81,579
Unamortized discounts	(5,169)	—	(8,043)	—

Total financial liabilities	$1,966,714	$2,102,924	$1,967,223	$2,163,948

        We estimate the fair value of our indebtedness using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs).

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2011
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
145 TravelCenters of America	$586	$885	$176	$—	$—	$599	$1,048	$1,647
66 Courtyard Hotels	120	628	102	—	—	120	730	850
40 Petro Stopping Centers	229	401	71	—	—	241	460	701
76 Candlewood Hotels	86	457	20	(48)	(25)	84	406	490
31 Residence Inns	64	303	52	—	—	64	355	419
35 Staybridge Suites	91	353	15	(46)	(34)	91	288	379
12 Crowne Plaza Hotels	69	251	45	(40)	(13)	68	244	312
5 InterContinental Hotels	32	196	87	(16)	(9)	32	258	290
22 Hyatt Place	24	185	32	—	—	24	217	241
2 Marriott hotels	10	69	44	—	—	10	113	123
3 TownePlace Suites	4	24	—	—	—	4	24	28
5 Radisson Hotels	7	88	9	—	—	8	96	104
5 Country Inn & Suites	6	58	6	—	—	6	64	70
2 Holiday Inns	5	16	—	—	—	5	16	21
2 SpringHill Suites	3	15	1	—	—	3	16	19
1 Park Plaza Hotel	1	9	—	—	—	1	9	10
Assets Held for Sale
6 Residence Inn	5	31	18	(3)	(3)	6	41	47
9 TownePlace	13	54	4	(16)	(18)	13	25	38
5 Courtyard	7	15	30	(7)	(10)	5	29	34
1 Marriott	4	21	3	—	—	4	25	29

Total (473 properties)	$1,366	$4,059	$715	$(176)	$(112)	$1,388	$4,464	$5,852

(1)
Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)
Excludes $431 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2011
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
145 Travel Centers of America	$(237)	1962 through 2005	2007	10 - 40 Years
66 Courtyard Hotels	(243)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(100)	1975 through 2005	2007	10 - 40 Years
76 Candlewood Hotels	(110)	1996 through 2000	1997 through 2003	10 - 40 Years
31 Residence Inns	(116)	1989 through 2002	1996 through 2005	10 - 40 Years
35 Staybridge Suites	(74)	1989 through 2002	1996 through 2006	10 - 40 Years
12 Crowne Plaza Hotels	(34)	1971 through 1987	2006	10 - 40 Years
5 InterContinental Hotels	(46)	1924 through 1989	2006	10 - 40 Years
22 Hyatt Place	(76)	1992 through 2000	1997 through 2002	10 - 40 Years
2 Marriott Hotels	(29)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Radisson Hotels	(38)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inns & Suites	(26)	1987 through 1997	1996 and 2005	10 - 40 Years
3 TownePlace Suites	(8)	1997 through 2000	1998 through 2001	10 - 40 Years
2 Holiday Inns	(4)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza Hotel	(3)	1987 through 1990	1996	10 - 40 Years
2 SpringHill Suites	(4)	1997 through 2000	2000 through 2001	10 - 40 Years
Assets Held for Sale
6 Residence Inn	(14)	1990 through 1999	1996 through 1999	10 - 40 Years
9 TownePlace Suites	(1)	1997 through 2000	1998 through 2000	10 - 40 Years
5 Courtyard	(6)	1997 through 1999	1997 through 1999	10 - 40 Years
1 Marriott	(12)	1972	1998	10 - 40 Years

Total (473 properties)	$(1,181)

(1)
Excludes accumulated depreciation of $217 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2011
(dollars in thousands)

(A)
The change in total cost of properties for the period from January 1, 2009 to December 31, 2011, is as follows:

	2011	2010	2009
Balance at beginning of year	$5,845,794	$5,938,200	$5,875,450
Additions: acquisitions and capital expenditures	145,948	81,786	73,471
Dispositions	(11,459)	(10,511)	(10,721)
Loss on asset impairment	(16,384)	(163,681)	—
Cost basis adjustment(1)	(112,012)	—	—

Balance at close of year	$5,851,887	$5,845,794	$5,938,200

(B)
The change in accumulated depreciation for the period from January 1, 2009 to December 31, 2011, is as follows:

	2011	2010	2009
Balance at beginning of year	$1,133,924	$973,801	$814,942
Additions: depreciation expense	164,706	170,634	169,580
Dispositions	(5,205)	(10,511)	(10,721)
Cost basis adjustment(1)	(112,012)	—	—

Balance at close of year	$1,181,413	$1,133,924	$973,801

(C)
The net tax basis for federal income tax purposes of our real estate properties was $3,819,168 on December 31, 2011.

(1)
Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray John G. Murray President and Chief Operating Officer

Dated:    February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray John G. Murray	President and Chief Operating Officer (Principal Executive Officer)	February 29, 2012
/s/ Mark L. Kleifges Mark L. Kleifges	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012
/s/ Bruce M. Gans, M.D. Bruce M. Gans, M.D.	Independent Trustee	February 29, 2012
/s/ John L. Harrington John L. Harrington	Independent Trustee	February 29, 2012
/s/ William A. Lamkin William A. Lamkin	Independent Trustee	February 29, 2012
/s/ Adam D. Portnoy Adam D. Portnoy	Managing Trustee	February 29, 2012
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Trustee	February 29, 2012