Form 10-K/A
period 2011-12-31
HOSPITALITY PROPERTIES TRUST
filed 2012-03-19
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-115272

HOSPITALITY PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3262075
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts	02458-1634
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code  617-964-8389

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares of Beneficial Interest	New York Stock Exchange

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

Number of the registrant’s common shares outstanding as of February 28, 2012: 123,521,535.

In this Amendment No. 1 to Annual Report on Form 10-K, and unless the context otherwise requires, the terms “HPT,” ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Hospitality Properties Trust and its consolidated subsidiaries; and the term “TA” refers to TravelCenters of America LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for the Annual Meeting of Shareholders to be held on May 9, 2012, or our definitive Proxy Statement.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 7 and Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, or the Annual Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on February 29, 2012.

Item 7 of the Annual Report is amended and being filed in its entirety solely to include the rent coverage ratios for our two lease agreements with TA for the year ended December 31, 2011.  Item 15 of the Annual Report is amended and being filed in its entirety solely to include in the notes to our consolidated financial statements, summary audited financial information for TA for the fiscal years ended December 31, 2011, 2010 and 2009, as reported by TA in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2011.  The rent coverage ratios and summary audited financial information described above were not available when we originally filed our Annual Report.

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

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	For the Year Ended December 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
	(amounts in thousands, except per share amounts)
Revenues:
Hotel operating revenues	$889,120	$736,363	$152,757	20.7%
Rental income:
Minimum rents - hotels	101,198	135,077	(33,879)	(25.1)%
Minimum rents - travel centers	201,505	190,244	11,261	5.9%
	302,703	325,321	(22,618)	(7.0)%
Percentage rent - hotels	1,879	1,450	429	29.6%
Total rental income	304,582	326,771	(22,189)	(6.8)%
FF&E reserve income	16,631	22,354	(5,723)	(25.6)%

Expenses:
Hotel operating expenses	596,616	477,595	119,021	24.9%
Depreciation and amortization - hotels	146,567	157,497	(10,930)	(6.9)%
Depreciation and amortization - travel centers	81,775	80,592	1,183	1.5%
Total depreciation and amortization	228,342	238,089	(9,747)	(4.1)%
General and administrative	40,963	38,961	2,002	5.1%
Acquisition related costs	2,185	—	2,185	—
Loss on asset impairment	16,384	163,681	(147,297)	(90.0)%

Operating income	325,843	167,162	158,681	94.9%

Interest income	70	260	(190)	(73.1)%
Interest expense	(134,110)	(138,712)	(4,602)	(3.3)%
Loss on extinguishment of debt	—	(6,720)	6,720	(100.0)%
Equity in earnings (losses) of an investee	139	(1)	140	n/m
Income before income taxes	191,942	21,989	169,953	772.9%
Income tax expense	(1,502)	(638)	864	135.4%

Net income	190,440	21,351	169,089	791.9%
Net income (loss) available for common shareholders	160,560	(8,529)	169,089	n/m
Weighted average shares outstanding	123,470	123,403	67	0.1%
Net income (loss) available for common shareholders per common share	$1.30	$(0.07)	$1.37	n/m

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

The increase in rental income - travel centers is primarily the result of the increase in rental income we recognized in 2011 under our leases with TA due to TA ceasing as of December 31, 2010, to be able to defer additional rent pursuant to our rent deferral agreement with TA ($23,196, including $4,789 of straight line rent) and the increase in rents due to us from TA as a result of our funding of improvements to certain of our travel centers in 2011 ($2,165), partially offset by the elimination of interest paid to us by TA on deferred rent amounts in 2010 ($14,100 and recorded as rental income in our consolidated financial statements) pursuant to the terms of our rent deferral agreement with TA

(see Note 8 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for further information on our agreements with TA).

The increase in percentage rent — hotels is a result of increased sales at certain of our leased hotels in 2011 versus 2010.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	For the Year Ended December 31,
			Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(amounts in thousands, except per share amounts)
Revenues:
Hotel operating revenues	$736,363	$715,615	$20,748	2.9%
Rental income:
Minimum rents - hotels	135,077	128,984	6,093	4.7%
Minimum rents - travel centers	190,244	172,074	18,170	10.6%
	325,321	301,058	24,263	8.1%
Percentage rent - hotels	1,450	1,426	24	1.7%
Total rental income	326,771	302,484	24,287	8.0%
FF&E reserve income	22,354	18,934	3,420	18.1%

Expenses:
Hotel operating expenses	477,595	460,869	16,726	3.6%
Depreciation and amortization - hotels	157,497	163,024	(5,527)	(3.4)%
Depreciation and amortization - travel centers	80,592	82,844	(2,252)	(2.7)%
Total depreciation and amortization	238,089	245,868	(7,779)	(3.2)%
General and administrative	38,961	39,526	(565)	(1.4)%
Loss on asset impairment	163,681	—	163,681	n/m

Operating income	167,162	290,770	(123,608)	(42.5)%

Interest income	260	214	46	21.5%
Interest expense	(138,712)	(143,410)	(4,698)	(3.3)%
Gain (loss) on extinguishment of debt	(6,720)	51,097	(57,817)	n/m
Equity in losses of an investee	(1)	(134)	133	99.3%
Income before income taxes	21,989	198,537	(176,548)	(88.9)%
Income tax expense	(638)	(5,196)	(4,558)	(87.7)%

Net income	21,351	193,341	(171,990)	(89.0)%
Net income (loss) available for common shareholders	(8,529)	163,461	(171,990)	n/m
Weighted average shares outstanding	123,403	107,984	15,419	14.3%
Net income (loss) available for common shareholders per common share	$(0.07)	$1.51	$(1.58)	n/m

The increase in hotel operating revenues in 2010 compared to 2009 was caused by the increase in revenues at our managed hotels. Revenues at most of our managed hotels increased from 2009 due to higher occupancy rates, partially offset by declines in ADR at certain of our hotels.  Additional operating statistics of our hotels are included in the table on page 20.

The increase in minimum rents - hotels was a result of our funding of improvements at certain of our leased hotels in 2009 and 2010 that resulted in increases in the annual minimum rents due to us.

The increase in rental income - travel centers was a result of contractual rent increases in our lease agreement with TA for 145 travel centers and interest of $14,100 earned on deferred rent amounts in 2010 pursuant to our rent deferral agreement with TA discussed in Note 8 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.  Rental income for both periods excludes $60,000 of rent deferred by TA under the rent deferral agreement.

The increase in percentage rent - hotels was the result of increased sales at certain of our leased hotels in 2010 versus 2009.

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

The decrease in depreciation and amortization - hotels was primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2009, partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserve accounts or separately funded by us in 2009 and 2010.

The decrease in depreciation and amortization - travel centers was primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2009, partially offset by the depreciation and amortization of improvements made to our travel centers during 2009 and 2010.

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

We define coverage for each of our hotel management agreements or leases as total property sales minus all property level expenses that are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, divided by the minimum return or minimum rent payments due to us. More detail regarding coverage, guarantees and other security features of our operating agreements is presented in the tables on pages 18 and 19. During the twelve months ended December 31, 2011, all six of our hotel operating agreements, generated coverage of less than 1.0x (0.50x to 0.83x).

We define coverage for our travel center leases as property level sales minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended December 31, 2011, our two travel center leases, representing 185 properties, generated coverage of 1.69x and 1.63x, respectively.  Because substantially all of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or leaseholds might use to evaluate these properties’ contributions to their earnings before corporate level expenses.

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

On January 31, 2012, we acquired the entities which own the Royal Sonesta Hotel Boston in Cambridge, Massachusetts and lease the Royal Sonesta Hotel New Orleans in New Orleans, Louisiana for $150,500, excluding acquisition costs.  The purchase price was funded with proceeds from the offering of our Series D Preferred Shares described above.

On February 10, 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri with 601 rooms.  The contract sales price is $35,000, excluding closing costs.  We expect to complete this sale in the second quarter of 2012.  This pending transaction is subject to buyer’s completion of due diligence and other customary closing conditions; accordingly, we can provide no assurances that we will sell this hotel.

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

(1)

Holders of our convertible senior notes ($79,054 due in 2027) may require us to repurchase all or a portion of the notes on March 20, 2012, March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events prior to March 20, 2012. The amounts in the table reflect these notes in the “Less than 1 year” category as we expect to be required by their holders to repurchase them on March 20, 2012.

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

Related Person Transactions

We have relationships among us, our Trustees, our executive officers, RMR, TA, Sonesta and AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees; personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements.  Also, as a further example, we have relationships with other companies to which RMR provides management services and with companies affiliated with RMR and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including TA, which is our former subsidiary and our largest tenant, and we are its largest shareholder; Sonesta, which manages, and from which we purchased, certain of our properties; and AIC, an Indiana insurance company, of which we, RMR, CWH, SNH, GOV, TA and Five Star each currently own approximately 14.29% and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 8 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this report, including “Warning Concerning Forward Looking Statements” and the “Risk Factors” section for a description of risks which may arise from these transactions and relationships.

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

We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax.  Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our tax status as a REIT.  The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Deferred tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit.  To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement.  Tax returns filed for the 2008 through 2011 tax years are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Brand:	Courtyard by Marriott®	Marriott® / Residence Inn by Marriott® / Courtyard by Marriott® / TownePlace Suites by Marriott® / SpringHill Suites by Marriott®	Marriott®	Staybridge Suites® / Candlewood Suites® / InterContinental® / Crowne Plaza® / Holiday Inn®
Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234) (1)	Marriott (no. 5)	InterContinental (2)

Number of Properties:	53	71 (3)	1	130 (4)

Number of Rooms / Suites:	7,610	9,954	356	19,892

Number of States:	24	24	1	31 plus Ontario and Puerto Rico

Tenant:	Subsidiary of Host.	Our TRS.	Subsidiary of Marriott.	Our TRS and a subsidiary of InterContinental.

Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.

Investment (000s) (5):	$676,948	$957,026	$90,078	$1,820,743

Security Deposit (000s):	$50,540	$— (6)	—	$55,820 (7)

End of Current Term:	2012	2025	2019	2036

Renewal Options (8):	3 for 12 years each. (9)	2 for 10 years each.	4 for 15 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (10):	$67,557	$98,854	$9,495	$156,220

Additional Return:	—	62.5% of excess cash flow (11)	—	$14,423; 50% of excess cash flow (12)

Percentage Rent (13):	5.0% of revenues above 1994/95 revenues.	—	CPI based calculation.	—
Return / Rent Coverage (14):
Twelve months ended 12/31/10:	0.75x	0.67x	0.17x	0.63x
Twelve months ended 12/31/11:	0.81x	0.73x	0.50x	0.83x

Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guaranty provided by Marriott. (15)	Marriott guaranty.	—

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

(15)           As of December 31, 2011, the available Marriott guaranty was $30,873.

Property Brand:	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	Hyatt	Carlson	TA (no. 1)	TA (no. 2)	8

Number of Properties:	22	11	145	40	473

Number of Rooms / Suites:	2,724	2,096	—	—	42,632

Number of States:	14	7	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiary of Hyatt.	Subsidiary of Carlson.	TA.	TA.	5 Managers

Investment (000s) (1):	$301,942	$202,251	$1,897,029	$725,407	$6,671,424

Security Deposit (000s):	—	—	—	—	$106,360

End of Current Term:	2030	2030	2022	2024	2012-2036 (average 15 years)

Renewal Options (2):	2 for 15 years each.	2 for 15 years each.	—	2 for 15 years each.	—
Annual Minimum Return / Minimum Rent (000s) (3):	$22,037	$12,920	$144,391(4)	$55,852(4)	$567,326

Additional Return:	50% of cash flow in excess of minimum return. (5)	50% of cash flow in excess of minimum return. (5)	—	—	$14,423

Percentage Rent (6):	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues. (7)	—
Return / Rent Coverage (8)(9):
Twelve months ended 12/31/10:	0.71x	0.59x	1.28x	1.15x	0.17x — 1.28x
Twelve months ended 12/31/11:	0.81x	0.64x	1.69x	1.63x	0.50x — 1.69x

Other Security Features:	Limited guaranty provided by Hyatt; parent minimum net worth requirement. (10)	Limited guaranty provided by Carlson; parent minimum net worth requirement. (11)	TA parent guaranty. (12)	TA parent guaranty. (12)	—

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

(10)           At December 31, 2011, the remaining unpaid amount of the Hyatt guaranty was $21,020.

(11)           At December 31, 2011, the remaining unpaid amount of the Carlson guaranty was $25,598.

(12)           The TA guaranty is unlimited.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms
Management/Lease Agreement	Hotels	/Suites	2011(1)	2010(1)	Change
ADR
InterContinental (2)(3)	130	19,892	$84.82	$81.99	3.5%
Marriott (no. 1)	53	7,610	108.10	104.87	3.1%
Marriott (no. 234) (4)	71	9,954	100.97	98.03	3.0%
Marriott (no. 5)	1	356	216.88	189.37	14.5%
Hyatt	22	2,724	87.59	83.35	5.1%
Carlson	11	2,096	87.11	83.55	4.3%
Total/Average	288	42,632	$93.84	$90.50	3.7%

OCCUPANCY
InterContinental (2)(3)	130	19,892	75.3%	72.8%	2.5 Pts
Marriott (no. 1)	53	7,610	65.1%	61.8%	3.3 Pts
Marriott (no. 234) (4)	71	9,954	69.9%	67.5%	2.4 Pts
Marriott (no. 5)	1	356	85.6%	82.5%	3.1 Pts
Hyatt	22	2,724	76.9%	77.0%	-0.1 Pts
Carlson	11	2,096	64.2%	60.2%	4.0 Pts
Total/Average	288	42,632	71.9%	69.3%	2.6 Pts

RevPAR
InterContinental (2)(3)	130	19,892	$63.87	$59.69	7.0%
Marriott (no. 1)	53	7,610	70.37	64.81	8.6%
Marriott (no. 234) (4)	71	9,954	70.58	66.17	6.7%
Marriott (no. 5)	1	356	185.65	156.23	18.8%
Hyatt	22	2,724	67.36	64.18	5.0%
Carlson	11	2,096	55.92	50.30	11.2%
Total/Average	288	42,632	$67.47	$62.72	7.6%

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

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding gain or loss on sale of properties, plus real estate depreciation and amortization and impairment of assets.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include percentage rent in the period it is received rather than when it is recognized as income in accordance with GAAP and exclude gain (loss) on early extinguishment of debt and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

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

(b) Exhibits

3.1                               Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2012.)

3.2                               Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

3.3                               Articles Supplementary dated as of May 16, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

3.4                               Articles Supplementary dated as of December 9, 2002. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

3.5                               Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2007.)

3.6                               Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2007.)

3.7                               Articles Supplementary dated as of January 13, 2012.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2012.)

3.8                               Amended and Restated Bylaws of the Company, as of January 13, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 20, 2010.)

4.1                               Form of Common Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.2                               Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.3                               Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.4                               Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 18, 2012.)

4.5                               Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.6                               Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to the Company’s 6.85% Senior Notes due 2012, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

4.7                               Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, relating to the Company’s 6-3/4% Senior Notes due 2013, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

4.8                               Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company’s 5-1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 14, 2005.)

4.9                               Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company’s 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.10                         Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2007.)

4.11                         Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2007.)

4.12                         Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4.13                         Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to the Company’s 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

4.14                         Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2007.)

8.1                               Opinion of Sullivan & Worcester LLP as to certain tax matters. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.1                         Amended and Restated Business Management Agreement, dated as of November 2, 2011, among Reit Management & Research LLC, the Company, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.2                         Amended and Restated Property Management Agreement, dated as of January 13, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 20, 2010.)

10.3                         First Amendment to Amended and Restated Property Management Agreement, dated as of December 16, 2010, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.4                         Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2011.)

10.5                         The Company’s 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)

10.6                         Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.7                         The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.8                         Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2010.)

10.9                         Representative form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.10                   Credit Agreement, dated as of September 8, 2011, among Hospitality Properties Trust, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 9, 2011.)

10.11                   Master Lease Agreement, dated as of April 30, 1999, among the Company, HPTCY Properties Trust and HMH HPT Courtyard LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.12                   Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.13                   Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.14                   Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 9, 2007.)

10.15                   First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2008.)

10.16                   Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.17                   Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2007.)

10.18                   First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.19                   Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2008.)

10.20                   Amendment Agreement, dated as of January 31, 2011, among Hospitality Properties Trust, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2011.)

10.21                   Amended and Restated Shareholders Agreement, dated as of December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, HRPT Properties Trust (now known as CommonWealth REIT), Senior Housing Properties Trust, TravelCenters of America LLC, Reit

Management & Research LLC and Government Properties Income Trust. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

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

10.25                   Purchase Agreement, dated November 2, 2011, among Property Acquisition Corp. (subsequently known as Sonesta Acquisition Corp., now known as Sonesta International Hotels Corporation), PAC Merger Corp., and the Company.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 2, 2011.)

10.26                   Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2012.)

10.27                   Management Agreement, dated as of January 31, 2012, between Sonesta International Hotels Corporation and Royal Sonesta, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2012.)

12.1                         Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

12.2                         Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

21.1                         Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

23.1                         Consent of Ernst & Young LLP. (Filed herewith.)

23.2                         Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1                         Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

31.2                         Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

31.3                         Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

31.4                         Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

31.5                         Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)

31.6                         Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)

31.7                         Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)

31.8                         Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)

32.1                         Section 1350 Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.) (Furnished therewith.)

32.2                         Section 1350 Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Furnished herewith.)

101.1                   The following materials from Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

(+)           Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012
except for Note 9, as to which the date is
March 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Hospitality Properties Trust and our report dated February 29, 2012 (except for Note 9, as to which the date is March 19, 2012) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS

Real estate properties, at cost:
Land	$1,360,773	$1,389,594
Buildings, improvements and equipment	4,775,323	4,909,488
	6,136,096	6,299,082
Accumulated depreciation	(1,367,868)	(1,370,592)
	4,768,228	4,928,490
Properties held for sale	123,025	7,125
Cash and cash equivalents	8,303	4,882
Restricted cash (FF&E reserve escrow)	50,196	80,621
Other assets, net	183,821	171,168
	$5,133,573	$5,192,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$149,000	$144,000
Senior notes, net of discounts	1,887,891	1,886,356
Convertible senior notes, net of discount	78,823	77,484
Mortgage payable	—	3,383
Security deposits	106,422	105,859
Accounts payable and other liabilities	103,668	107,297
Due to related persons	3,713	2,912
Dividends payable	4,754	4,754
Total liabilities	2,334,271	2,332,045

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; 3,450,000 shares issued and outstanding, aggregate liquidation preference $86,250	83,306	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Common shares of beneficial interest, $.01 par value; 150,000,000 shares authorized; 123,521,535 and 123,444,235 issued and outstanding, respectively	1,235	1,234
Additional paid in capital	3,463,534	3,462,169
Cumulative net income	2,232,953	2,042,513
Cumulative other comprehensive income	1,605	2,231
Cumulative preferred distributions	(213,281)	(183,401)
Cumulative common distributions	(3,076,883)	(2,854,644)
Total shareholders’ equity	2,799,302	2,860,241
	$5,133,573	$5,192,286

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

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Preferred Shares					Common Shares					Cumulative
	Series B		Series C		Cumulative			Cumulative	Additional		Other
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Preferred Distributions	Number of Shares	Common Shares	Common Distributions	Paid in Capital	Cumulative Net Income	Comprehensive Income (Loss)	Total
Balance at December 31, 2008	3,450,000	83,306	12,700,000	306,833	(123,641)	93,991,635	940	(2,560,148)	3,093,827	1,827,821	(511)	2,628,427
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	193,341	—	193,341
Unrealized gain on TA common stock	—	—	—	—	—	—	—	—	—	—	3,741	3,741
Total comprehensive income												$197,082
Issuance of shares, net	—	—	—	—	—	29,325,000	293	—	372,761	—	—	373,054
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(5,002)	—	—	(5,002)
Common share grants	—	—	—	—	—	63,700	1	—	623	—	—	624
Distributions	—	—	—	—	(29,880)	—	—	(72,374)	—	—	—	(102,254)
Balance at December 31, 2009	3,450,000	83,306	12,700,000	306,833	$(153,521)	123,380,335	$1,234	(2,632,522)	3,462,209	2,021,162	3,230	3,091,931
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	21,351	—	21,351
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(999)	(999)
Total comprehensive income												$20,352
Common share grants	—	—	—	—	—	63,900	—	—	1,018	—	—	1,018
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Distributions	—	—	—	—	(29,880)	—	—	(222,122)	—	—	—	(252,002)
Balance at December 31, 2010	3,450,000	$83,306	12,700,000	$306,833	$(183,401)	123,444,235	$1,234	$(2,854,644)	$3,462,169	$2,042,513	$2,231	$2,860,241
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	190,440	—	190,440
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Total comprehensive income												$189,814
Common share grants	—	—	—	—	—	77,300	1	—	1,365	—	—	1,366
Distributions	—	—	—	—	(29,880)	—	—	(222,239)	—	—	—	(252,119)
Balance at December 31, 2011	3,450,000	$83,306	12,700,000	$306,833	$(213,281)	123,521,535	$1,235	$(3,076,883)	$3,463,534	$2,232,953	$1,605	$2,799,302

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$190,440	$21,351	$193,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	228,342	238,089	245,868
Amortization of deferred financing costs and debt discounts as interest	6,305	7,123	11,046
Straight line rental income	(4,807)	—	—
Security deposits applied to payment shortfalls	(36,444)	(28,508)	(17,813)
FF&E reserve income and deposits	(47,485)	(58,944)	(49,218)
Loss (gain) on extinguishment of debt	—	6,720	(51,097)
Loss on asset impairment	16,384	163,681	—
Equity in (earnings) losses of an investee	(139)	1	134
Other non-cash (income) expense, net	(1,340)	(2,587)	(2,241)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,890)	(1,111)	1,297
Increase (decrease) in accounts payable and other liabilities	6,696	(4,424)	(11,048)
Increase (decrease) in due to related persons	40	53	(153)
Cash provided by operating activities	355,102	341,444	320,116

Cash flows from investing activities:
Real estate acquisitions and improvements	(69,345)	(7,091)	(9,807)
FF&E reserve fundings	(63,177)	(97,816)	(63,390)
Net proceeds from sale of real estate	6,905	—	—
Investment in TravelCenters of America common shares	(5,690)	—	—
Investment in Affiliates Insurance Company	—	(76)	(5,134)
Increase (decrease) in security deposits	37,000	(17,220)	—
Cash used in investing activities	(94,307)	(122,203)	(78,331)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	—	373,056
Issuance of senior notes, net of discount	—	—	296,961
Repayment of mortgage note	(3,383)	—	—
Repurchase of convertible senior notes	—	(185,626)	(258,102)
Repurchase of senior notes	—	—	(45,239)
Repayment of senior notes	—	(50,000)	—
Borrowings under revolving credit facility	276,000	298,000	389,000
Repayments of revolving credit facility	(271,000)	(154,000)	(785,000)
Deferred financing costs incurred	(6,872)	(1,130)	(2,258)
Distributions to preferred shareholders	(29,880)	(29,880)	(29,880)
Distributions to common shareholders	(222,239)	(222,122)	(72,374)
Cash used in financing activities	(257,374)	(344,758)	(133,836)
Increase (decrease) in cash and cash equivalents	3,421	(125,517)	107,949
Cash and cash equivalents at beginning of period	4,882	130,399	22,450
Cash and cash equivalents at end of period	$8,303	$4,882	$130,399

Supplemental cash flow information:
Cash paid for interest	$127,131	$135,929	$127,869
Cash paid for income taxes	1,354	1,553	6,055
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$50,834	$60,631	$51,143
Property managers’ purchases with FF&E reserve	(144,436)	(102,909)	(78,433)
Non-cash financing activities:
Issuance of common shares under equity compensation plans	$1,366	$1,018	$624

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

2. Summary of Significant Accounting Policies

Basis of Presentation. These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.  In addition, we have presented our 2010 loss on asset impairment as a component of operating income rather than below such line as previously reported.

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

We amortize above and below market ground leases on a straight line basis over the term of the associated lease (20 and 14 years on a weighted average basis for intangible assets and liabilities, respectively).  For the years ended December 31, 2011, 2010 and 2009, amortization relating to intangible assets was $2,171, $2,172 and $2,171, respectively, and amortization relating to intangible liabilities was $695, $726 and $734, respectively.  As of December 31, 2011, we estimate future amortization relating to above and below market ground leases as follows:

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return.  Deferred tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit.  To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement.  Our tax returns filed for the 2008 through 2011 tax years are subject to examination by taxing authorities.  We classify interest and penalties related to uncertain tax positions, if any, in our consolidated financial statements as a component of general and administrative expense.

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

3. Shareholders’ Equity

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

A summary of shares granted and vested under the terms the Award Plans for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	93,432	$22.31	74,062	$23.20	44,877	$27.10
Shares granted	77,300	24.20	63,900	22.89	63,700	19.27
Shares vested	(56,622)	23.76	(44,530)	22.63	(34,515)	18.06
Unvested shares, end of year	114,110	22.70	93,432	22.31	74,062	23.20

The 114,110 unvested shares as of December 31, 2011 are scheduled to vest as follows: 42,190 shares in 2012, 34,340 shares in 2013, 24,120 shares in 2014 and 13,460 shares in 2015. As of December 31, 2011, the estimated future

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

compensation expense for the unvested shares was $2,622 based on the closing price on December 31, 2011 of our common shares of $22.98. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2011, 2010 and 2009, we recorded $1,405, $1,340 and $1,006, respectively, of compensation expense related to the Award Plans.

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

Cumulative Other Comprehensive Income

Cumulative other comprehensive income consists of the unrealized gains on TA common shares we own and our share of AIC’s comprehensive income.  See Note 8 for a description of these investments.

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

Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements.  Our lease for 145 travel centers expires in 2022.  Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options.  TA has guaranteed its subsidiary tenants’ obligations under the leases.  On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA.  See Note 8 for further information regarding our leases with TA.

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

•                  We and Marriott identified 21 hotels of the 71 hotels in the new agreement to be offered for sale.  The 21 hotels had a net book value, after previously reported impairment writedowns, of approximately $123,025 at December 31, 2011.  In February 2012, we entered an agreement to sell our full service Marriott hotel in St. Louis, Missouri for $35,000 excluding closing costs.  We expect to complete this sale in the second quarter of 2012.  This pending sale is subject to buyer’s completion of due diligence and other customary closing conditions; accordingly, we cannot provide any assurance that we will sell this hotel.  Subsequent to December 31, 2011, we entered discussions with Marriott about retaining certain of the remaining 20 hotels in the Marriott No. 234 Contract.  If certain of these hotels are sold, we will retain the net sales proceeds from the sales and the amount of minimum returns due from Marriott under the agreement will be reduced by 9% per annum of the net sales proceeds; and if we determine to retain certain of these hotels in the agreement, we will invest previously agreed amounts to improve these hotels and the amount of minimum returns due from Marriott under the agreement will be increased by 9% per annum of the amounts funded.  However, because discussions with Marriott are ongoing and because we have not yet contracted for any sales, we cannot provide any assurance that we will retain or sell any of these 20 hotels.  See Note 12 for further information relating to these hotels.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

7. Income Taxes

Our provision (benefit) for income taxes consists of the following:

		For the Year Ended December 31,
		2011	2010	2009
Current -	Federal	$180	$—	$600
	State	1,383	928	4,529
	Foreign	144	(106)	140
		1,707	822	5,269
Deferred -	Federal	—	—	—
	State	—	—	—
	Foreign	(205)	(184)	(73)
		(205)	(184)	(73)
		$1,502	$638	$5,196

A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	4.3%	0.2%	5.4%
Alternative minimum tax	0.1%	0.0%	0.3%
Foreign taxes	(0.3)%	(0.2)%	(0.2)%
Change in valuation allowance	(3.1)%	6.1%	(1.4)%
Other differences, net	(0.3)%	(5.7)%	(1.4)%
Effective tax rate	0.7%	0.4%	2.7%

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  Significant components of our deferred tax assets and liabilities are as follows:

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

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR’s performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

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

RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR’s costs of providing this internal audit function was approximately $240, $213 and $220 for 2011, 2010 and 2009, respectively, which are included in general and administrative expense in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR’s employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function.

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

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder.  TA was created as a separate public company in 2007 as a result of its spin off from us.  As of December 31, 2011, we owned 2,540,000 common shares (which includes the 1,000,000 TA common shares we purchased from the underwriters as

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

part of a public offering by TA in May 2011 for $5,690), representing approximately 8.8% of TA’s outstanding common shares.  TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA currently leases 185 travel centers from us. The TA No. 1 lease is for 145 travel centers that TA operates under the “TravelCenters of America” or “TA” brand names. The TA No. 1 lease became effective on January 31, 2007. The TA No. 2 lease is for 40 travel centers that TA operates under the “Petro” brand name. The TA No. 2 lease became effective on May 30, 2007. The TA No. 1 lease expires on December 31, 2022. The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.

Mr. Barry Portnoy, one of our Managing Trustees, is a Managing Director of TA. Mr. Thomas O’Brien, an officer of RMR and a former officer of us prior to the TA spin off, is President and the other Managing Director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an Independent Director of TA.

Both the TA No. 1 and TA No. 2 leases are “triple net” leases, which require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utilities, acquiring inventories, services to customers, insurance, real estate and personal property taxes, environmental related expenses and ground lease payments, if any. As amended by the Amendment Agreement that we entered into with TA on January 31, 2011, which is further described below, the TA No. 1 lease required TA to pay minimum rent to us in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and requires TA to pay minimum rent to us in an amount of $140,139 per year for the period from February 1, 2012 through December 31, 2022. The minimum rent payable by TA to us under the TA No. 1 lease increases as we fund or reimburse the cost for certain improvements to the leased TA travel centers. As amended by the Amendment Agreement that we entered with TA on January 31, 2011, which is further described below, the TA No. 2 lease requires TA to pay minimum rent to us in an amount of $54,160 per year through June 30, 2024, and increases if we fund or reimburse the cost for certain improvements to the leased Petro travel centers. Starting in January 2012 and January 2013, respectively, both the TA No. 1 and the TA No. 2 leases require TA to pay us additional rent equal to 3% of increases in nonfuel gross revenues and 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. As further discussed below, pursuant to, and subject to the conditions set forth in, the Amendment Agreement, we agreed to waive payments for the first $2,500 of percentage rent that may become due under the TA No. 2 lease. TA is also required to generally indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Both the TA No. 1 and TA No. 2 leases also include arbitration provisions for the resolution of certain disputes, claims and controversies.

We had agreed to provide up to $25,000 of funding annually for the first five years of the TA No. 1 lease for certain improvements to the leased properties without an increase in rent. This funding was cumulative, meaning if some portion of the $25,000 was not funded in one year it might have been drawn by TA from us in subsequent years; provided, however, none of the $125,000 of this funding was available to be drawn after December 31, 2015. All improvements funded under the tenant improvements allowance are owned by us. On May 12, 2008, we and TA amended the TA No. 1 lease to permit TA to sell to us, without an increase of its rent, certain capital improvements to properties leased from us earlier than previously permitted. As TA elected to sell these capital improvements before the time contractually required by the original lease terms, our funding commitment amount was discounted to reflect the accelerated receipt of funds by TA according to a present value formula established in the amended lease. During 2009 and 2010, TA sold $8,466 and $7,015, respectively, of qualified improvements to us pursuant to this funding commitment. Portions of these amounts were discounted pursuant to the terms of the lease because TA elected to receive those funds on an accelerated basis. We recorded the capital improvements at cost as we made these fundings. As of September 30, 2010, none of the $125,000 total amount of the leasehold improvements saleable to us with no increase in TA’s rent remained available.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for minimum annual rent increases according to a formula: the minimum rent per year will be increased by an amount equal to the amount funded by us times the greater

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us.  TA made no request for funds under this provision in 2010 or 2009. Since January 1, 2011, we funded $69,122 for capital improvements to TA under this lease provision, and, as a result, TA’s annual rent payable to us increased by approximately $5,875.

At the time of TA’s spin off from us, our acquisitions and transactions with TA in connection with the TA No. 2 lease and an equity offering completed by TA in June 2007, we and TA believed that TA was adequately capitalized to meet all of its obligations, including those owed to us. However, since then there were material changes in the market conditions under which TA operates. Specifically, the increase during the first half of 2008 in the price of diesel fuel that TA buys and sells at its travel centers and the slowing of the U.S. economy during 2008 adversely affected TA’s business and increased its working capital requirements. Although TA undertook a restructuring of its business to adjust to these changed market conditions, TA’s balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on TA’s working capital requirements. Accordingly, on August 11, 2008, we and TA entered a rent deferral agreement. Under the terms of this rent deferral agreement, TA had the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and TA was not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, TA issued 1,540,000 of its common shares to us (approximately 9.6% of TA’s shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on January 1, 2010 on all unpaid deferred rent at a rate of 1% per month and was payable monthly in arrears by TA to us.  During 2010, we received and recorded $14,100 of income for interest on the deferred rent amounts, which was recorded as rental income in our consolidated statements of income in accordance with GAAP. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to us on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and all deferred rent and interest thereon would become immediately due and payable by TA to us if certain events provided in that agreement occurred, including a change of control of TA (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to its common shares issued to us pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease.  TA accrued $60,000 of deferred rent in 2010 and 2009, respectively, under the rent deferral agreement with us dated August 11, 2008.  We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA.  As of December 31, 2010 and 2009, TA had accrued an aggregate of $150,000 and $90,000, respectively, of deferred rent payable to us.

On January 31, 2011, we and TA entered an Amendment Agreement that amended the TA No. 1 lease, the TA No. 2 lease and TA’s rent deferral agreement with us. The Amendment Agreement provided for the following:

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

•                                          The due date for the $150,000 of rent TA had deferred as of December 31, 2010, pursuant to TA’s rent deferral agreement with us was extended from July 1, 2011, so that $107,085 will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024,

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

and interest ceased to accrue on deferred rent owed to us by TA beginning on January 1, 2011; provided, however, that the deferred rent amounts shall be accelerated and interest shall begin to accrue thereon if certain events provided in the Amendment Agreement occur, including a change of control of TA.

•                                          We will waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease, which percentage rent obligation is described above.

RMR provides management services to both us and TA; Mr. Barry Portnoy is a Managing Director of TA and a Managing Trustee of us and there are other current and historical relationships between us and TA. Accordingly, the terms of the 2008 rent deferral agreement and the 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Trustees and TA’s Independent Directors, none of whom are trustees or directors of the other company, and each special committee was represented by separate counsel.

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

At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. In addition, in connection with TA’s spin off, TA entered a transaction agreement with us and RMR, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed under this agreement that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. Also, under this agreement TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA’s assets and business. The transaction agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies.

On November 2, 2011, we entered into a purchase agreement, or the Purchase Agreement, with Sonesta and its wholly owned subsidiary, PAC Merger Corp., or Merger Sub, and together with Sonesta, the Sellers, to purchase from Sonesta the entities, or the Hotel Entities, that own the Royal Sonesta Hotel Boston, in Cambridge, Massachusetts, or the Cambridge Hotel, and lease the Royal Sonesta Hotel New Orleans, in New Orleans, Louisiana, or the New Orleans Hotel.  At that time, the Cambridge Hotel and the New Orleans Hotel were owned or leased and operated by subsidiaries of what was then known as Sonesta International Hotels Corporation, or SNSTA.  The Purchase Agreement was a component part of a transaction that involved the acquisition by merger, or the Merger, of all of SNSTA’s shares by Sonesta pursuant to an agreement and plan of merger, or the Merger Agreement, which was entered into between Sonesta, Merger Sub and SNSTA on November 2, 2011.

Subject to the terms and conditions of the Merger Agreement, on January 31, 2012, Merger Sub merged with and into SNSTA, and each outstanding share of SNSTA’s common stock was converted into the right to receive $31.00 in cash, without interest and less any applicable withholding taxes.  Pursuant to the Purchase Agreement we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement. The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge Hotel, or the Cambridge Loan.  We prepaid this mortgage loan, which had an outstanding principal balance of approximately

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

$31,035 and unwound a related interest rate hedge agreement for $2,525 on January 31, 2012. The terms of the Purchase Agreement required that, at the effective time of the Merger, Sonesta was capitalized with $25,000, at least half of which was represented by cash consideration for shares of Sonesta common stock.  Under an equity commitment letter, Sonesta’s stockholders provided equity funding of $12,500 to facilitate the Merger.

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

Pursuant to the Purchase Agreement, on January 31, 2012, Sonesta entered hotel management agreements, or the Management Agreements, with subsidiaries of ours which provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. The Management Agreements provide that if gross revenues of a hotel, after payment of specified operating expenses and fees payable to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so, we are to be paid a fixed minimum return equal to 8% of our invested capital, as defined in the Management Agreements.  We are to be paid an additional amount based upon the hotel’s operating profit, as defined in the Management Agreements, after payment of Sonesta’s incentive fee, if applicable.  After payment of specified hotel operating expenses from the hotel’s gross revenues, Sonesta is entitled to receive a base fee equal to 3% of gross revenues.  Additionally, under the Management Agreement for the Cambridge Hotel, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the Management Agreement for the Cambridge Hotel, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs, and an incentive fee equal to 20% of the hotel’s operating profit after reimbursement to us and to Sonesta of certain advances.  We expect that the reservation fee, system fee, procurement and construction supervision fee and incentive fee will be applicable to the Cambridge Hotel and to hotels that may in the future be managed for us by Sonesta or its affiliates, but that they will not be applicable to the New Orleans Hotel unless and until the lease of that hotel is modified.  Also, we expect that the 3% base management fee will be applicable to full service hotels, such as the Cambridge Hotel and the New Orleans Hotel, and that a 5% base management fee would be applicable to limited service hotels that may in the future be managed for us by Sonesta or its affiliates.

The Management Agreement for the Cambridge Hotel has an initial term of 25 years, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the Management Agreement.  The Management Agreement for the New Orleans Hotel will expire on January 31, 2024.  We have the right to terminate the Management Agreements after three years without cause upon payment of a termination fee.  We also have the right to terminate the Management Agreements without a termination fee if our minimum return is less than 6% of our invested capital during any three of four consecutive years. Both we and Sonesta have the right to terminate the Management Agreements upon a change of control, as defined in the Management Agreements, of the other party, and under certain other circumstances which, in the case of termination by Sonesta, may require the payment of a termination fee.  Under each Management Agreement, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta between the date of termination and the scheduled expiration date of the agreement’s current term as a base fee, (and for the Cambridge Hotel Management Agreement, a reservation fee, a system fee and an incentive fee), each as defined in the Management Agreement, if the agreement had

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

not been terminated, calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination and discounted at an annual rate equal to 8%.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

In connection with a shareholder derivative litigation on behalf of TA against members of TA’s board of directors, us and RMR that TA settled in 2011, TA paid $119 to us and $51 to RMR pursuant to TA’s indemnity obligations under its limited liability company agreement and its agreements with us and RMR.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

Significant Tenant

TA is the lessee of 39% of our investments, at cost, as of December 31, 2011.  See Note 8 for further information regarding our leases with TA.  The following table presents summary audited financial information for TA for the years ended December 31, 2011, 2010 and 2009, as revised and reported by TA in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

	For the Year Ended December 31,
	2011	2010	2009
Operations
Total revenues	$7,888,857	$5,962,481	$4,699,820
Total cost of goods sold	6,850,039	5,019,630	3,822,277
Net income (loss)	23,574	(66,690)	(95,085)

Cash Flows
Net cash provided by operating activities	30,141	29,933	52,708
Net cash used in investing activities	(86,798)	(58,584)	(42,644)
Net cash provided by (used in) financing activities	49,547	(1,628)	—
Net increase (decrease) in cash	(7,141)	(30,236)	10,116
Cash and cash equivalents at the beginning of the period	125,396	155,632	145,516
Cash and cash equivalents at the end of the period	118,255	125,396	155,632

	As of December 31,
Financial Position	2011	2010	2009
Current assets	$484,250	$407,426	$410,598
Noncurrent assets	532,281	483,666	467,012
Current liabilities	287,748	239,055	219,685
Noncurrent liabilities	410,182	412,521	353,842
Total shareholders’ equity	318,601	239,516	304,083

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

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Total Gains
Description	Total	(Level 1)	(Level 3)	(Losses), Net
Properties held for sale (1)	$123,025	$—	$123,025	$(11,418)

Investment securities (2)	$10,795	$10,795	$—	$—

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

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, senior notes and mortgage notes payable and security deposits. At December 31, 2011 and December 31, 2010, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

(dollars in thousands, except per share data)

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Mortgage Note, due 2011 at 8.3%	$—	$—	$3,383	$3,408
Senior Notes, due 2012 at 6.85%	100,829	105,407	100,829	109,897
Senior Notes, due 2013 at 6.75%	287,000	301,871	287,000	315,364
Senior Notes, due 2014 at 7.875%	300,000	333,887	300,000	349,974
Senior Notes, due 2015 at 5.125%	280,000	290,052	280,000	296,782
Senior Notes, due 2016 at 6.3%	275,000	291,572	275,000	297,795
Senior Notes, due 2017 at 5.625%	300,000	313,106	300,000	316,846
Senior Notes, due 2018 at 6.7%	350,000	386,942	350,000	392,303
Convertible Senior Notes, due 2027 at 3.8%	79,054	80,087	79,054	81,579
Unamortized discounts	(5,169)	—	(8,043)	—
Total financial liabilities	$1,966,714	$2,102,924	$1,967,223	$2,163,948

We estimate the fair value of our indebtedness using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs).

Hospitality Properties Trust

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment (1)	Land	Building & Improvements	Total (2)

145 TravelCenters of America	$586	$885	$176	$—	$—	$599	$1,048	$1,647
66 Courtyard Hotels	120	628	102	—	—	120	730	850
40 Petro Stopping Centers	229	401	71	—	—	241	460	701
76 Candlewood Hotels	86	457	20	(48)	(25)	84	406	490
31 Residence Inns	64	303	52	—	—	64	355	419
35 Staybridge Suites	91	353	15	(46)	(34)	91	288	379
12 Crowne Plaza Hotels	69	251	45	(40)	(13)	68	244	312
5 InterContinental Hotels	32	196	87	(16)	(9)	32	258	290
22 Hyatt Place	24	185	32	—	—	24	217	241
2 Marriott hotels	10	69	44	—	—	10	113	123
3 TownePlace Suites	4	24	—	—	—	4	24	28
5 Radisson Hotels	7	88	9	—	—	8	96	104
5 Country Inn & Suites	6	58	6	—	—	6	64	70
2 Holiday Inns	5	16	—	—	—	5	16	21
2 SpringHill Suites	3	15	1	—	—	3	16	19
1 Park Plaza Hotel	1	9	—	—	—	1	9	10

Assets Held for Sale
6 Residence Inn	5	31	18	(3)	(3)	6	41	47
9 TownePlace	13	54	4	(16)	(18)	13	25	38
5 Courtyard	7	15	30	(7)	(10)	5	29	34
1 Marriott	4	21	3	—	—	4	25	29
Total (473 properties)	$1,366	$4,059	$715	$(176)	$(112)	$1,388	$4,464	$5,852

(1)    Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)    Excludes $431 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

Hospitality Properties Trust

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2011
(dollars in millions)

				Life on which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statement is
	Depreciation(1)	Construction	Acquired	Computed

145 Travel Centers of America	$(237)	1962 through 2005	2007	10 - 40 Years
66 Courtyard Hotels	(243)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(100)	1975 through 2005	2007	10 - 40 Years
76 Candlewood Hotels	(110)	1996 through 2000	1997 through 2003	10 - 40 Years
31 Residence Inns	(116)	1989 through 2002	1996 through 2005	10 - 40 Years
35 Staybridge Suites	(74)	1989 through 2002	1996 through 2006	10 - 40 Years
12 Crowne Plaza Hotels	(34)	1971 through 1987	2006	10 - 40 Years
5 InterContinental Hotels	(46)	1924 through 1989	2006	10 - 40 Years
22 Hyatt Place	(76)	1992 through 2000	1997 through 2002	10 - 40 Years
2 Marriott Hotels	(29)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Radisson Hotels	(38)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inns & Suites	(26)	1987 through 1997	1996 and 2005	10 - 40 Years
3 TownePlace Suites	(8)	1997 through 2000	1998 through 2001	10 - 40 Years
2 Holiday Inns	(4)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza Hotel	(3)	1987 through 1990	1996	10 - 40 Years
2 SpringHill Suites	(4)	1997 through 2000	2000 through 2001	10 - 40 Years
Assets Held for Sale
6 Residence Inn	(14)	1990 through 1999	1996 through 1999	10-40 Years
9 TownePlace Suites	(1)	1997 through 2000	1998 through 2000	10-40 Years
5 Courtyard	(6)	1997 through 1999	1997 through 1999	10-40 Years
1 Marriott	(12)	1972	1998	10-40 Years

Total (473 properties)	$(1,181)

(1) Excludes accumulated depreciation of $217 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2011
(dollars in thousands)

(A)      The change in total cost of properties for the period from January 1, 2009 to December 31, 2011, is as follows:

	2011	2010	2009

Balance at beginning of year	$5,845,794	$5,938,200	$5,875,450

Additions: acquisitions and capital expenditures	145,948	81,786	73,471
Dispositions	(11,459)	(10,511)	(10,721)
Loss on asset impairment	(16,384)	(163,681)	—
Cost basis adjustment (1)	(112,012)	—	—

Balance at close of year	$5,851,887	$5,845,794	$5,938,200

(B) The change in accumulated depreciation for the period from January 1, 2009 to December 31, 2011, is as follows:

	2011	2010	2009

Balance at beginning of year	$1,133,924	$973,801	$814,942

Additions: depreciation expense	164,706	170,634	169,580
Dispositions	(5,205)	(10,511)	(10,721)
Cost basis adjustment (1)	(112,012)	—	—

Balance at close of year	$1,181,413	$1,133,924	$973,801

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

Dated: March 19, 2012