Form 10-Q
period 2012-03-31
HOSPITALITY PROPERTIES TRUST
filed 2012-05-08
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 7, 2012: 123,554,667

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2012

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

Part 1     Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS

Real estate properties, at cost:
Land	$1,415,880	$1,360,773
Buildings, improvements and equipment	4,998,896	4,879,908
	6,414,776	6,240,681
Accumulated depreciation	(1,392,603)	(1,367,868)
	5,022,173	4,872,813
Property held for sale	18,440	18,440
Cash and cash equivalents	148,211	8,303
Restricted cash (FF&E reserve escrow)	59,644	50,196
Other assets, net	229,556	183,821
	$5,478,024	$5,133,573

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$—	$149,000
Unsecured term loan	400,000	—
Senior notes, net of discounts	1,888,275	1,887,891
Convertible senior notes, net of discount	8,478	78,823
Security deposits	90,168	106,422
Accounts payable and other liabilities	104,629	103,668
Due to related persons	3,121	3,713
Dividends payable	7,833	4,754
Total liabilities	2,502,504	2,334,271

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; zero and 3,450,000 shares issued and outstanding, respectively, aggregate liquidation preference $86,250	—	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $290,000	280,108	—
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 123,554,667 and 123,521,535 shares issued and outstanding, respectively	1,236	1,235
Additional paid in capital	3,464,411	3,463,534
Cumulative net income	2,272,957	2,232,953
Cumulative other comprehensive income	6,912	1,605
Cumulative preferred distributions	(224,469)	(213,281)
Cumulative common distributions	(3,132,468)	(3,076,883)
Total shareholders’ equity	2,975,520	2,799,302
	$5,478,024	$5,133,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Hotel operating revenues	$224,985	$197,537
Rental income	73,260	79,533
FF&E reserve income	3,175	4,914
Total revenues	301,420	281,984

Expenses:
Hotel operating expenses	150,021	129,753
Depreciation and amortization	61,363	56,314
General and administrative	10,522	9,264
Acquisition related costs	1,060	—
Loss on asset impairment	889	—
Total expenses	223,855	195,331

Operating income	77,565	86,653

Interest income	66	29
Interest expense (including amortization of deferred financing costs and debt discounts of $1,578 and $1,501, respectively)	(34,092)	(33,339)
Equity in earnings of an investee	45	37
Income before income taxes	43,584	53,380
Income tax expense	(636)	(332)

Net income	42,948	53,048
Excess of liquidation preference over carrying value of preferred shares redeemed	(2,944)	—
Preferred distributions	(11,188)	(7,470)

Net income available for common shareholders	$28,816	$45,578

Net income	$42,948	$53,048
Other comprehensive income:
Unrealized gain on TA common shares	5,308	5,852
Equity interest in investee’s unrealized gains (losses)	(1)	4
Other comprehensive income	5,307	5,856

Comprehensive income	$48,255	$58,904

Weighted average common shares outstanding	123,523	123,444

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.23	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$42,948	$53,048
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,363	56,314
Amortization of deferred financing costs and debt discounts as interest	1,578	1,501
Straight line rental income	(354)	(1,216)
Security deposits applied to payment shortfalls	(16,250)	(16,704)
FF&E reserve income and deposits	(7,865)	(14,767)
Loss on asset impairment	889	—
Equity in earnings of an investee	(45)	(37)
Other non-cash (income) expense, net	170	(628)
Changes in assets and liabilities:
Increase in other assets	(7,841)	(1,898)
Decrease in accounts payable and other liabilities	(13,010)	(19,179)
Increase (decrease) in due to related persons	(545)	59
Cash provided by operating activities	61,038	56,493

Cash flows from investing activities:
Real estate acquisitions	(150,500)	—
Real estate improvements	(50,205)	—
FF&E reserve fundings	(25,502)	(5,854)
Cash used in investing activities	(226,207)	(5,854)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	280,108	—
Proceeds from unsecured term loan	400,000	—
Redemption of preferred shares	(86,250)	—
Repurchase of convertible senior notes	(70,576)	—
Repayment of mortgage note	—	(3,383)
Borrowings under revolving credit facility	378,000	60,000
Repayments of revolving credit facility	(527,000)	(33,000)
Deferred financing costs	(2,432)	—
Distributions to preferred shareholders	(11,188)	(7,470)
Distributions to common shareholders	(55,585)	(55,550)
Cash provided by (used in) financing activities	305,077	(39,403)
Increase in cash and cash equivalents	139,908	11,236
Cash and cash equivalents at beginning of period	8,303	4,882
Cash and cash equivalents at end of period	$148,211	$16,118

Supplemental cash flow information:
Cash paid for interest	$54,938	$54,419
Cash paid for income taxes	140	104
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$7,133	$12,309
Property managers’ purchases with FF&E reserve	(28,187)	(38,865)
Non-cash financing activities:
Issuance of common shares	$878	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, or we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, or our 2011 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All material intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

Note 2.  New Accounting Pronouncements

In January 2012, we adopted FASB Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  This update clarified the application of existing fair value measurement requirements.  This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy.  This update was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our condensed consolidated financial statements.

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminates the prior option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  The update was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to our condensed consolidated financial statements.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our Condensed Consolidated Statements of Income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three months ended March 31, 2012 and 2011.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements.  Rental income includes $354 and $1,216 for the three months ended March 31, 2012 and 2011, respectively, of adjustments necessary to record rent on the straight line basis.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $1,309 and $541 for the three months ended March 31, 2012 and 2011, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2012 or 2011.

Note 5.  Shareholders’ Equity

Preferred Shares

In January 2012, we sold 11,600,000 Series D cumulative redeemable preferred shares at a price of $25.00 per share in a public offering for net proceeds of $280,108 (after underwriting and other offering expenses).  Each of our Series D preferred shares has a distribution rate of $1.78125 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D preferred shares if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange or certain other exchanges or quotation systems.  Also, upon the occurrence of such a change of control, holders of Series D preferred shares that we do not elect to redeem may at their option convert those Series D preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

On February 13, 2012, we redeemed our 3,450,000 outstanding 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid distributions to the date of redemption. We reduced net income available for common shareholders for the three months ended March 31, 2012, by $2,944, which represented the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that we redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.

Distributions

On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012.

On February 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2012.  On April 2, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 30, 2012, with respect to the period ending May 14, 2012. We expect to pay this amount on or about May 15, 2012.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On March 1, 2012, we declared a $0.43046875 per share distribution to our Series D preferred shareholders of record on March 30, 2012, with respect to the period ended April 14, 2012. We paid this amount on April 16, 2012.

On February 23, 2012, we paid a $0.45 per share distribution to our common shareholders.  On April 9, 2012, we declared a $0.45 per share distribution to our common shareholders of record on April 26, 2012.  We expect to pay this amount on or about May 24, 2012.

Common Share Issuances

As further described in Note 11, under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 29, 2012, we issued 33,132 of our common shares to RMR in payment of an incentive fee for services rendered to us by RMR during 2011.  These shares had a market value of $877 based on the per common share price of $26.47, which was the closing price of our common shares on the New York Stock Exchange on that day.

Comprehensive Income

Cumulative other comprehensive income represents the unrealized gain (loss) on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC.  See Note 11 for a description of these investments.

Note 6.  Indebtedness

We have a $750,000 interest only, unsecured revolving credit facility.  Our credit facility matures on September 7, 2015, and subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016.  Our revolving credit facility bears interest at LIBOR plus 130 basis points, subject to adjustments based on our senior unsecured debt ratings.  The weighted average interest rate for borrowings under our revolving credit facility was 1.59% for the three months ended March 31, 2012.  As of March 31, 2012, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowings.

On March 12, 2012, we entered into a five year $400,000 unsecured term loan.  The loan matures on March 13, 2017, and is prepayable, without penalty, at any time.  Our term loan bears interest at LIBOR plus 145 basis points, subject to adjustment based on our senior unsecured debt ratings.  The weighted average annual interest rate for amounts outstanding on our term loan was 1.70% for the period March 12, 2012 to March 31, 2012.

On March 20, 2012, we repurchased at par plus accrued and unpaid interest $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders thereof for repurchase by us.

We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and amortized the resulting discount as an increase to interest expense over the expected life of the debt (assuming holders of the notes exercised in full their options to require us to repay the notes on March 20, 2012).

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $8,478 and $78,823 as of March 31, 2012 and December 31, 2011, respectively.

•                  The unamortized discount on such notes was $0 and $231 as of March 31, 2012 and December 31, 2011, respectively. We amortized the discount through March 20, 2012, the first date on which the holders of our 3.8% convertible senior notes could require that we redeem them.

•                  Interest expense with respect to our 3.8% convertible senior notes for the three months ended March 31, 2012 and 2011 includes non-cash amortization of $270 and $392, respectively.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•                  The amount allocated as the equity component of the 3.8% convertible senior notes was $37,710 as of March 31, 2012 and is included in additional paid in capital in our Condensed Consolidated Balance Sheets.

On April 11, 2012, we redeemed at par all of our outstanding 6.85% senior notes due 2012 for $100,829 plus accrued and unpaid interest.

Note 7.  Real Estate Properties

At March 31, 2012, we owned 474 properties consisting of 289 hotels and 185 travel centers that were operated under nine management agreements or leases and leased one hotel.

At March 31, 2012, one of our hotels was held for sale.  See Note 13 for further information relating to our hotel held for sale.

During the three months ended March 31, 2012, we funded $75,668 of improvements to certain of our properties, which resulted in a $6,232 increase in our annual minimum returns and rents.

On January 31, 2012, we completed an acquisition of the entities which own the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, (400 rooms) and lease the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, (483 rooms) for a total cost of $153,515 ($150,500 cash consideration and $3,015 of assumed net liabilities), excluding related acquisition costs.  We have included the results of these hotels in our condensed consolidated financial statements from the date of acquisition. The pro forma impact of including the results of operations of the hotels from the beginning of the period is not material to our condensed consolidated financial statements.  The following table summarizes our preliminary allocation of the acquisition costs to estimated fair value of the assets we acquired and the liabilities we assumed:

Land	$31,510
Building	77,664
Furniture, fixtures and equipment	18,979
Intangible assets (including the leasehold value of the New Orleans hotel)	34,647
Other, net	2,990
Deferred tax liability	(12,275)
Total	$153,515

Simultaneous with this acquisition, we entered into management agreements with Sonesta International Hotels Corporation (formerly known as Sonesta Acquisition Corp.), or Sonesta.  See Notes 11 and 12 for further information about these transactions.

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

During the three months ended March 31, 2012, we recognized current tax expense of $972, which includes $495 of federal taxes, $35 of foreign taxes and $442 of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three months ended March 31, 2012, we recognized a deferred tax benefit of $336, related to a basis difference at our Puerto Rico and New Orleans hotels and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended March 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$224,985	$—	$—	$224,985
Rental income	21,942	51,318	—	73,260
FF&E reserve income	3,175	—	—	3,175
Total revenues	250,102	51,318	—	301,420

Hotel operating expenses	150,021	—	—	150,021
Depreciation and amortization	39,958	21,405	—	61,363
General and administrative	—	—	10,522	10,522
Acquisition related costs	1,060	—	—	1,060
Loss on asset impairment	889	—	—	889
Total expenses	191,928	21,405	10,522	223,855

Operating income (loss)	58,174	29,913	(10,522)	77,565

Interest income	—	—	66	66
Interest expense	—	—	(34,092)	(34,092)
Equity in earnings of an investee	—	—	45	45
Income (loss) before income taxes	58,174	29,913	(44,503)	43,584
Income tax expense	—	—	(636)	(636)

Net income (loss)	$58,174	$29,913	$(45,139)	$42,948

	As of March 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,109,296	$2,200,682	$168,046	$5,478,024

	For the Three Months Ended March 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$197,537	$—	$—	$197,537
Rental income	29,701	49,832	—	79,533
FF&E reserve income	4,914	—	—	4,914
Total revenues	232,152	49,832	—	281,984

Hotel operating expenses	129,753	—	—	129,753
Depreciation and amortization	36,463	19,851	—	56,314
General and administrative	—	—	9,264	9,264
Total expenses	166,216	19,851	9,264	195,331

Operating income (loss)	65,936	29,981	(9,264)	86,653

Interest income	—	—	29	29
Interest expense	—	—	(33,339)	(33,339)
Equity in earnings of an investee	—	—	37	37
Income (loss) before income taxes	65,936	29,981	(42,537)	53,380
Income tax expense	—	—	(332)	(332)

Net income (loss)	$65,936	$29,981	$(42,869)	$53,048

	As of December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,905,065	$2,202,199	$26,309	$5,133,573

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 39% of our real estate properties, at cost, as of March 31, 2012.  The following table presents summary financial information for TA for the three months ended March 31, 2012, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended
	March 31,
	2012	2011
Operations
Total revenues	$1,994,869	$1,782,114
Total cost of goods sold	1,751,517	1,552,631
Net loss	(14,185)	(16,572)

Cash Flows
Net cash provided by (used in) operating activities	4,471	(49,407)
Net cash used in investing activities	(27,231)	(22,219)
Net cash used in financing activities	(571)	(586)
Net decrease in cash	(23,318)	(72,191)
Cash and cash equivalents at the beginning of the period	118,255	125,396
Cash and cash equivalents at the end of the period	94,937	53,205

	As of March 31,
	2012	2011
Financial Position
Current assets	$492,615	$412,047
Noncurrent assets	540,008	501,036
Current liabilities	319,648	275,919
Noncurrent liabilities	407,903	401,877
Total shareholders’ equity	305,072	235,287

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to TA’s Quarterly Report are included as textual references only, and the information in TA’s Quarterly Report is not incorporated by reference into these financial statements.  See Note 11 for further information relating to our TA leases.

Note 11. Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including TA.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  Certain of TA’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management and property management agreements with RMR, we incurred expenses of $8,648 and $8,285 for the three months ended March 31, 2012 and 2011, respectively.  In March 2012, we issued 33,132 shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of the business management agreement.   These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

TA is our former 100% owned subsidiary.  TA became a public company in a spin off transaction in 2007. We are TA’s largest shareholder and, as of the date of this report, we owned 2,540,000 common shares of TA, or approximately 8.8% of TA’s outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of TA.

TA is our largest tenant and has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA currently leases 185 travel centers from us.  The TA No. 1 lease is for 145 travel centers that TA operates under the “TravelCenters of America” or “TA” brand names.   The TA No. 2 lease is for 40 travel centers that TA operates under the “Petro” brand name.  The TA No. 1 lease expires on December 31, 2022.  The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.  Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenue and 0.3% of fuel revenues over threshold amounts established in 2011 and to be established in 2012 (with the first $2,500 of percentage rents under the TA No. 2 lease previously waived by us), respectively; and (3) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,126 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively.  We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income from our leases with TA of $51,318 and $49,832 for the three months ended March 31, 2012 and 2011, respectively.  Rental income for the three months ended March 31, 2012 and 2011 includes $357 and $1,204, respectively, of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis.  We had deferred percentage rent of $729 under our TA No. 1 lease for the three months ended March 31, 2012.  We determine percentage rent due under our TA No. 1 lease annually and recognize it at year end when all contingencies are met.

Under both of our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases; however TA is not required to request that we fund those capital improvements it makes to our properties and we are not required to fund any such request.  We funded $13,060 for capital improvements to TA under this lease provision during the three months ended March 31, 2012.  See Note 10 above for more information about TA.

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta.  As noted above, Messrs. Barry and Adam Portnoy have relationships with RMR and RMR provides management services to us.

On November 2, 2011, we entered into a purchase agreement, or the Purchase Agreement, with Sonesta and its wholly owned subsidiary, PAC Merger Corp., or Merger Sub, and together with Sonesta, the Sellers, to purchase from Sonesta the entities, or the Hotel Entities, that own the Cambridge Hotel and lease the New Orleans Hotel.  At that time, the Cambridge Hotel and the New Orleans Hotel were owned or leased and operated by subsidiaries of what was then known as Sonesta International Hotels Corporation, or SNSTA.  The Purchase Agreement was a component part of a transaction that involved the acquisition by merger, or the Merger, of all of SNSTA’s shares by Sonesta pursuant to an agreement and plan of merger, or the Merger Agreement, which was entered into between Sonesta, Merger Sub and SNSTA on November 2, 2011.

Subject to the terms and conditions of the Merger Agreement, on January 31, 2012, Merger Sub merged with and into SNSTA.  Pursuant to the Purchase Agreement, we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement. The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge Hotel, or the Cambridge Loan. We prepaid this mortgage loan, which had an outstanding principal balance of approximately $31,035, and unwound a related interest rate hedge agreement for $2,525 on January 31, 2012.

Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning only the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

related furniture, fixtures and equipment and certain other assets, and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then issued and outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn own or lease the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain other matters). We currently expect that Sonesta will retain the management business of SNSTA and that Sonesta and its Sonesta management team will be available to operate other of our hotels, including certain hotels we now own and we are considering rebranding and hotels we may selectively acquire in the future.

Simultaneously with consummation of the Purchase Agreement on January 31, 2012, Sonesta entered hotel management agreements, or the Management Agreements, with subsidiaries of ours which provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel.  Routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel where capital expenditures are borne in large part by the lessor.  Under the Management Agreements, capitalized improvements over threshold amounts are added to our invested capital.  Pursuant to the Management Agreements, we incurred expenses of $460 for the three months ended March 31, 2012.  These amounts are included in hotel operating expenses in our condensed consolidated financial statements.  See Note 12 for further information regarding these agreements.

On April 23, 2012, Sonesta entered into a hotel management agreement with our subsidiary for the Hilton Head Resort, a hotel historically owned by us and managed by a subsidiary of InterContinental Hotels Group, plc, or InterContinental, under its Crowne Plaza brand.  In addition, on April 23, 2012, our subsidiary and Sonesta entered into a pooling agreement, under which, we and Sonesta agreed that the management agreement for the Cambridge Hotel and the Hilton Head Resort, along with other hotels which in the future may be managed for us by Sonesta and which we and Sonesta may agree will be pooled with those two hotels, are to be combined for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  For more information about the Sonesta management agreements please see Note 12 below.

We, RMR, TA and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment in AIC had a carrying value of $5,335 and $5,291 as of March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, we recognized income of $45 and $37, respectively, related to this investment.  In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2011 for a one year term and we paid a premium of $5,773 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We currently expect that we will renew this program, as it may be modified, in June 2012.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our 2011 Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 29, 2012, or our Proxy Statement, and our other filings with the SEC, including Note 8 to our Consolidated

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Financial Statements included in our 2011 Annual Report, the sections captioned  “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2011 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our 2011 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA and Sonesta and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 12. Hotel Management Agreements and Leases

Marriott No. 234 agreement.  We and Marriott International, Inc., or Marriott, previously identified 21 hotels included in our management contract with Marriott covering 71 hotels, or the Marriott No. 234 agreement, for potential sale.  In February 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri with a net book value of $18,440 at March 31, 2012 for $35,000 excluding closing costs.  We will retain the net proceeds from the sale and the amount of minimum returns due from Marriott under the agreement will be reduced by 9% per annum of the net sale proceeds.  We currently expect to complete this sale in the second quarter of 2012.  This pending sale is subject to customary closing conditions; accordingly we cannot provide any assurance that we will sell this hotel.  In March 2012, we withdrew the remaining 20 hotels from sale consideration.  We are in discussions with Marriott about retaining these hotels in the Marriott No. 234 agreement and us funding certain improvements to these hotels.  We expect that the amount of minimum returns due to us from Marriott under the Marriott No. 234 agreement will be increased by 9% per annum of the amounts funded.  Discussions with Marriott are ongoing, and we cannot provide any assurance an agreement will be reached or on what the final amount we will invest in improvements to these hotels will be.

During the three months ended March 31, 2012, the net cash flows of the 71 hotels were $9,224 less than the minimum return payments due to us. Marriott provided $6,923 of guaranty payments to us.  Also, during the period from March 31, 2012 to May 7, 2012, the minimum return payments we received for these hotels were $774 less than the contractual minimum returns due to us.  Marriott was not required to make any guaranty payments to us because the minimum return payments received were in excess of the guaranty threshold.  The balance of this guaranty was $23,950 as of May 7, 2012.

InterContinental agreement.  We and InterContinental previously identified 42 hotels included in our management contract with InterContinental covering 130 hotels, or the InterContinental agreement, which we may remove from the contract and rebrand or offer for sale.  In February and April 2012, we provided notice to InterContinental that we plan to remove four of these hotels, with a net book value of $112,804 as of March 31, 2012, from our InterContinental agreement.  As described in Note 11, on April 23, 2012, we entered into a management agreement with Sonesta for one of these hotels, which was converted to the Sonesta brand and management on April 27, 2012. We currently expect to convert the other three hotels to the Sonesta brand and management during the second quarter of 2012.  Our annual minimum returns under the InterContinental agreement will decrease by a total of $9,923 when these four hotels are removed.  In April 2012, we and InterContinental agreed to retain three of the remaining 38 hotels, with a net book value of $4,205 as of March 31, 2012, in the InterContinental agreement.  We continue to evaluate plans to rebrand the remaining 35 hotels, including the conversion of certain hotels to the Sonesta brand and management.  If these hotels are rebranded, the amount of the minimum returns due from InterContinental will be reduced by agreed amounts per hotel; and, if we determine to retain these hotels under InterContinental management, we will invest certain amounts to improve these hotels and the amount of minimum returns due from InterContinental under the agreement will be increased by 8% per annum of the amounts funded.  We are in discussions about rebranding certain of these hotels; however, we cannot provide any assurance that we will rebrand any of these 35 hotels.

During the three months ended March 31, 2012, the payments we received under our agreements with InterContinental were $16,250 less than the minimum amounts contractually required.  We applied the available security deposit to cover

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

these shortfalls.  Also, during the period from March 31, 2012 to May 7, 2012, the minimum return payments we received under our InterContinental agreement were $408 more than the minimum amounts due to us.  We increased the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $39,978 as of May 7, 2012.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective contracts.

Sonesta agreements.  As described in Note 11, on January 31, 2012, we entered into two management agreements with Sonesta to manage our Cambridge Hotel and New Orleans Hotel.  The management agreement for our Cambridge Hotel, which we refer to as our Sonesta No. 1 agreement, provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined, if gross revenues of the hotels, after payment of hotel operating expenses and base fees payable to Sonesta, are sufficient to do so.  Under the terms of this agreement, we may earn additional returns of 80% of cash flow after payment of our minimum returns and reimbursement of operating losses or working capital advances, if any.  We are required to fund operating losses or working capital shortfalls, but may recover these amounts from future cash flows, if any.  As described in this Note 12, we rebranded one hotel we own as a Sonesta hotel in April 2012 and we currently expect to rebrand an additional three hotels we own as Sonesta hotels in the second quarter of 2012.   The management agreement for the hotel rebranded in April 2012 as a Sonesta hotel is on similar terms to our Sonesta No. 1 agreement and it provides that we shall receive a minimum annual return equal to 8% of our invested capital, as defined, after payment of hotel operating expenses and base management fees to Sonesta; and this agreement has been pooled with our existing management agreement for our Cambridge Hotel and we currently expect that, if those additional three hotels are rebranded as Sonesta hotels, we and Sonesta will agree to combine the management agreements for those hotels with the existing pooled management agreements.

The New Orleans Hotel is subject to a lease with a third party.  The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year.  The management agreement for our New Orleans hotel, which we refer to as our Sonesta No. 2 agreement, provides that we  are paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense.

We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Sonesta’s incentive management fees, but not its base fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods.  Accordingly, the returns we receive from hotels managed by Sonesta will depend exclusively upon the performance of those hotels.

Other management agreement and lease matters. As of May 7, 2012, all payments due to us from our managers and tenants under our other operating agreements were current.

Minimum return and minimum rent payments due to us under some of our other hotel management agreements and leases are supported by guarantees. The guaranty provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($19,277 remaining at March 31, 2012). The guaranty provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($24,727 remaining at March 31, 2012).  The guaranty provided by Marriott with respect to the one hotel leased by Marriott (our Marriott Contract No. 5) is unlimited and continues throughout the lease term.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,655 and $25,057 less than the minimum returns due to us in the three months ended March 31, 2012 and 2011, respectively.  When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income as a reduction of hotel operating expenses. The reduction to operating expenses was $24,594 and $25,057 in the three months ended March 31, 2012 and

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2011, respectively.  The $4,061 of shortfalls not funded by managers during the three months ended March 31, 2012 represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at March 31, 2012, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale (1)	$18,440	$—	$18,440	$—
Investment securities (2)	$16,104	$16,104	$—	$—

(1)          Our property held for sale consists of one Marriott hotel we had agreed to sell at March 31, 2012.  We estimated the fair value less costs to sell this hotel using the selling price agreed to with a third party (Level 2 inputs).  Because the expected selling price is higher than our net book value for this hotel, the hotel is carried at its net book value.  We removed 20 Marriott branded hotels with a carrying value of $104,585 from held for sale status in March 2012.  As described in Note 12, we are no longer marketing these hotels for sale and expect to retain these hotels. We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove these hotels from held for sale status.

(2)          Our investment securities, including our 2,540,000 shares of TA, which are included in other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities was $9,267. The unrealized gain for these securities is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, unsecured term loan, senior notes and security deposits. At March 31, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2012 at 6.85%(1)	$100,829	$102,380	$100,829	$105,407
Senior Notes, due 2013 at 6.75%	287,000	297,636	287,000	301,871
Senior Notes, due 2014 at 7.875%	300,000	331,758	300,000	333,887
Senior Notes, due 2015 at 5.125%	280,000	292,493	280,000	290,052
Senior Notes, due 2016 at 6.3%	275,000	303,839	275,000	291,572
Senior Notes, due 2017 at 5.625%	300,000	319,169	300,000	313,106
Senior Notes, due 2018 at 6.7%	350,000	394,256	350,000	386,942
Convertible Senior Notes, due 2027 at 3.8%(2)	8,478	8,717	79,054	80,087
Unamortized discounts	(4,554)	—	(5,169)	—
Total financial liabilities	$1,896,753	$2,050,248	$1,966,714	$2,102,924

(1)	We redeemed these notes at par plus accrued interest on April 11, 2012.

(2)	On March 20, 2012, we repurchased $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders thereof for repurchase.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates (Level 3 inputs).

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our 2011 Annual Report.

Overview (dollar amounts in thousands, except per share amounts)

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the U.S. economy and the lodging industry take an extended period to recover from the severe declines experienced during the recent recession.  Further, certain of the guarantees that have been granted to us are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum return shortfalls.  If our tenants, managers or guarantors do not earn or pay the minimum rents and returns due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders.

Marriott No. 234 agreement.  Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three months ended March 31, 2012, the net cash flows of the 71 hotels under our Marriott No. 234 agreement were $9,224 less than the minimum return payments due to us.  Marriott provided $6,923 of guaranty payments to us.  Also, during the period from March 31, 2012 to May 7, 2012, the minimum return payments we received for these hotels were $774 less than the contractual minimum returns due to us.  Marriott was not required to make any guaranty payments to us because the minimum return payments received were in excess of the guaranty threshold.  The balance of this guaranty was $23,950 as of May 7, 2012.

InterContinental agreement.  Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three months ended March 31, 2012, the payments we received under our agreements with InterContinental were $16,250 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from March 31, 2012 to May 7, 2012, the minimum return payments we received under our InterContinental agreement were $408 more than the minimum amounts due to us.  We increased the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $39,978 as of May 7, 2012.

Sonesta acquisition and agreements.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Sonesta’s incentive management fees, but not its base fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods.  Accordingly, the returns we receive from hotels managed by Sonesta will depend exclusively upon the performance of those hotels.  Additional details of these agreements are set forth in Notes 7, 11 and 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Other management agreement and lease matters. As of May 7, 2012, all payments due to us from our managers and tenants under our other operating agreements were current.  For additional details of our guarantees from Hyatt and Carlson, or our lease agreements with TA, please see Notes 11 and 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

When we reduce the amounts of the security deposits we hold under our operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  Security deposits are non-interest bearing and are not required to be held in escrow.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective contracts.  When we receive payments under guarantees under our leases or operating agreements, we receive cash.  When we receive guaranty payments under our hotel operating agreements, generally the hotel operator is allowed to recapture payments it makes to us out of some or all of the hotels’ future cash flows after our minimum returns are paid.

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

Management Agreements and Leases

At March 31, 2012, we owned or leased our 290 hotels operated under eight operating agreements; 234 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies, one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and 55 are leased to third parties.  At March 31, 2012, we also owned 185 travel centers that are leased to TA under two agreements. Our Condensed Consolidated Statements of Income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table on pages 27 and 28 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2012 versus 2011

	For the Three Months Ended March 31,
			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$224,985	$197,537	$27,448	13.9%
Rental income:
Minimum rents - hotels	21,942	29,701	(7,759)	(26.1)%
Minimum rents - travel centers	51,318	49,832	1,486	3.0%
Total rental income	73,260	79,533	(6,273)	(7.9)%
FF&E reserve income	3,175	4,914	(1,739)	(35.4)%

Expenses:
Hotel operating expenses	150,021	129,753	20,268	15.6%
Depreciation and amortization - hotels	39,958	36,463	3,495	9.6%
Depreciation and amortization - travel centers	21,405	19,851	1,554	7.8%
Total depreciation and amortization	61,363	56,314	5,049	9.0%
General and administrative	10,522	9,264	1,258	13.6%
Acquisition related costs	1,060	—	1,060	—
Loss on asset impairment	889	—	889	—

Operating income	77,565	86,653	(9,088)	(10.5)%

Interest income	66	29	37	127.6%
Interest expense	(34,092)	(33,339)	753	2.3%
Equity in earnings of an investee	45	37	8	21.6%
Income before income taxes	43,584	53,380	(9,796)	(18.4)%
Income tax expense	(636)	(332)	304	91.6%

Net income	42,948	53,048	(10,100)	(19.0)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(2,944)	—	(2,944)	—
Preferred distributions	(11,188)	(7,470)	(3,718)	49.8%
Net income available for common shareholders	28,816	45,578	(16,762)	(36.8)%
Weighted average shares outstanding	123,523	123,444	79	0.1%
Net income available for common shareholders per common share	$0.23	$0.37	$(0.14)	(37.8)%

The increase in hotel operating revenues in the first quarter of 2012 compared to the first quarter of 2011 was caused primarily by the conversion of 19 hotels from leased to managed properties in June 2011 and our acquisition of the entities that own or lease two Royal Sonesta Hotels in January 2012.  These increases were partially offset by decreases in hotel operating revenues due primarily to lower occupancy at certain hotels undergoing renovations during all or part of the 2012 period.  Additional operating statistics of our hotels are included in the table on page 29.

The decrease in rental income - hotels is a result of the conversion of 19 hotels from leased to managed in June 2011, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2011 and 2012.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we funded to certain of our travel centers in 2011 and 2012.  Rental income for the 2012 and 2011 periods includes $357 and $1,204 of straight line rent, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of the 19 hotels from leased to managed in June 2011, partially offset by increased levels of sales at our leased hotels in 2012 versus 2011. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 19 hotels from leased to managed in June 2011, our hotel acquisitions and increased expenses associated with higher occupancy at our managed hotels, partially offset by operating expense decreases at certain hotels undergoing renovations.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,655 and $25,057 less than the minimum returns due to us in the three months ended March 31, 2012 and 2011, respectively.  When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income as a reduction to hotel operating expenses. The reduction to operating expenses was $24,594 and $25,057 in the three months ended March 31, 2012 and 2011, respectively.  The remaining $4,061 of shortfalls not funded by managers during the three months ended March 31, 2012 represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us in 2012 and 2011, partially offset by certain of our depreciable assets becoming fully depreciated in 2011 and 2012.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2011 and 2012.

The increase in general and administrative costs is primarily due to increased franchise taxes, professional services and business management fees in 2012 versus 2011.

Acquisition related costs represent legal and other costs incurred in connection with our January 2012 acquisition of the entities that own or lease two Royal Sonesta Hotels as described above.

We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during 2012 versus 2011.

The increase in interest expense is primarily due to higher average borrowings partially offset by lower weighted average interest rates in the 2012 period, compared to the 2011 period.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

The increase in income tax expense is primarily the result of an increase in state income taxes as a result of higher taxable income in certain states in the 2012 period compared to the 2011 period and federal taxes related to our TRS that leases the New Orleans Hotel acquired on January 31, 2012.

We reduced net income available for common shareholders for the three months ended March 31, 2012, by $2,944, which represented the amount by which the liquidation preference for our Series B cumulative

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

redeemable preferred shares that we redeemed in February 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

The increase in preferred distributions is the result of our issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in January 2012, partially offset by our redemption of 3,450,000 shares of our 8.875% Series B cumulative redeemable preferred shares in February 2012.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended March 31, 2012 are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2012, all 475 of our properties were operated under 10 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, and returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions if any, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our operating agreements is presented in the tables on pages 27 and 28.  During the twelve months ended March 31, 2012, seven of our eight hotel operating agreements generated coverage of less than 1.0x (0.53x to 0.85x).  Our Sonesta No. 2 agreement generated coverage of 3.02x during the twelve months ended March 31, 2012.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended March 31, 2012, the operating results from our 185 properties in our two travel center leases generated coverage of 1.70x and 1.68x, respectively.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Two hundred ninety (290) of our properties, representing 61% of our total investments at cost as of March 31, 2012, are operated under six management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features in our agreements to cover these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period.  Accordingly, the effectiveness of our various security features to provide

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

uninterrupted payments to us is not assured.  If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

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

Changes in our cash flows in the three months ended March 31, 2012 compared to the same period in 2011 were as follows: (1) cash flow provided by operating activities increased from $56,493 in 2011 to $61,038 in 2012; (2) cash used in investing activities increased from $5,854 in 2011 to $226,207 in 2012; and (3) cash provided by (used in) financing activities increased from ($39,403) in 2011 to $305,077 in 2012.

The increase in cash provided by operating activities between the 2012 and 2011 periods is due primarily to the increase in rental income we received related to our TA leases, income from our two Royal Sonesta Hotels acquired in January 2012 and changes in working capital. The increase in cash used in investing activities is primarily due to the January 2012 acquisition of the entities that own or lease the two Royal Sonesta Hotels described above and the funding in 2012 of improvements under our InterContinental and Marriott No. 234 agreements.  The net increase in cash provided by financing activities between the 2012 and 2011 periods is primarily a result of the proceeds from our issuance of our Series D preferred shares and our unsecured term loan in 2012, partially offset by the redemption of our Series B preferred shares and repurchase of certain of our 3.8% convertible senior notes in 2012.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.  Our provision for tax expense in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 increased by $304 primarily because of higher state taxes imposed despite our tax status as a REIT and despite our TRS tax loss carry forwards and federal taxes related to our TRS that leases the New Orleans Hotel that we acquired on January 31, 2012.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed by us as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2012, our hotel managers and hotel tenants contributed $7,133 to these accounts and $28,187 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of March 31, 2012, there was $59,644 on deposit in these escrow accounts, which was held directly by us and is reflected on our Condensed Consolidated Balance Sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31,

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2012, we funded $62,608 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the three months ended March 31, 2012, we funded $102 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility.  We currently do not expect to make additional fundings for capital improvements under this agreement during the remainder of 2012.

•                  Pursuant to the June 2011 agreement we entered with Marriott for management of 71 hotels, we agreed to provide approximately $102,000 of funding during 2012 and 2013 for renovations of certain of these hotels and for other improvements.  As we fund improvements pursuant to this agreement, the minimum returns payable to us increase.  We funded $25,400 of this commitment during the three months ended March 31, 2012 using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund approximately $42,300 during the remainder of 2012 using existing cash balances or borrowings under our revolving credit facility.  Also pursuant to this agreement, 21 hotels included in the agreement were identified for sale and subsequent to December 31, 2011, we entered into an agreement to sell one of these hotels.  We are currently engaged in discussions with Marriott about retaining the remaining 20 hotels in the Marriott No. 234 agreement and, if we do so, our funding of improvements to these hotels will be in addition to the fundings described above.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 130 hotels, we have committed to a renovation program for all of the hotels included in the new agreement pursuant to which we expected to invest approximately $300,000 from 2011 through 2013.  We funded $35,305 of this commitment during the three months ended March 31, 2012 using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund approximately $171,492 during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  Also pursuant to the agreement, we may rebrand or sell up to 42 hotels included in the agreement. In February and April 2012, we provided notice to InterContinental that we plan to remove four of these hotels from the InterContinental agreement.  In April 2012, we and InterContinental agreed to retain in the InterContinental agreement three of the remaining 38 hotels previously considered for sale. We continue to evaluate plans to rebrand the remaining 35 hotels, including the conversion of certain hotels to the Sonesta brand and management.  The final amount we are required to fund for renovations will be adjusted based on the number of hotels which we determine to rebrand or sell and remove from the agreement; however, if we determine to rebrand certain properties, we expect to be required to fund amounts for rebranding costs and renovations to the rebranded hotels. As we fund improvements pursuant to the InterContinental agreement, the minimum returns payable to us increase.

•                  Our Sonesta management agreements do not require FF&E escrow deposits.  Under our Sonesta No. 1 agreement, we are required to fund capital expenditures made at our hotels.  During the three months ended March 31, 2012, we funded $39 for capital expenditures under this agreement.  We currently expect to fund approximately $1,348 of additional improvements during the remainder of 2012 using existing cash balances or borrowings under our revolving credit facility.  Also, as described above, we rebranded one hotel we own as a Sonesta hotel in April 2012, and we currently expect to rebrand an additional three hotels we own as Sonesta hotels in the second quarter of 2012.  The hotel we rebranded in April 2012 is being managed by Sonesta and we currently expect that, if those additional three hotels are rebranded as Sonesta hotels, those hotels also will be managed by Sonesta.  The recently rebranded Sonesta hotel was, and the three additional hotels expected to be rebranded Sonesta hotels currently are, included in our InterContinental agreement.  We expect to fund amounts for the rebranding and renovations of these hotels, but the estimated amounts of these funding requirements has not yet been determined.

•                  The New Orleans Hotel under our Sonesta No. 2 agreement is subject to a lease. As described above, the annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel, as defined, less capital expenditures made during the lease year.  During the three months ended March 31, 2012,

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

we funded $1,762 of capital expenditures from hotel net profits.  We currently expect to fund additional improvements of approximately $4,596 from hotel net profits during the remainder of 2012.

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 Courtyard hotels which we have historically referred to as our Marriott No. 1 agreement.  Assuming that Host does not default its contractual obligations to us, upon expiration of this agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host. We currently expect to fund the return of this security deposit using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  We funded $13,060 for capital improvements to TA under this lease provision during the three months ended March 31, 2012 and currently expect to fund approximately $62,000 for capital improvements to our travel center properties during the remainder of 2012, using funds from our existing cash balances or borrowings under our revolving credit facility.  However, TA is not obligated to request and we are not obligated to fund any such improvements.

On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.

On February 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2012.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.  On April 2, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 30, 2012, with respect to the period ending May 14, 2012. We expect to pay this amount on or about May 15, 2012 using existing cash balances and borrowings under our revolving credit facility.

On March 1, 2012, we declared a $0.43046875 per share distribution to our Series D preferred shareholders of record on March 30, 2012, with respect to the period ended April 14, 2012. We paid this distribution on April 16, 2012 using existing cash balances.

On February 23, 2012, we paid a $0.45 per share distribution to our common shareholders.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.  On April 9, 2012, we declared a $0.45 per share distribution to our common shareholders of record on April 26, 2012.  We expect to pay this amount on or about May 24, 2012 using existing cash balances and borrowings under our revolving credit facility.

In January 2012, we sold 11,600,000 Series D cumulative redeemable preferred shares at $25.00 per share in a public offering.  We used the net proceeds from this sale (approximately $280,108 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and to fund the Sonesta acquisitions described above.

On February 13, 2012, we redeemed all of our 3,450,000 outstanding of 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share ($86,250) plus accrued and unpaid distributions to the date of redemption.  We funded this redemption using existing cash balances and borrowings under our revolving credit facility.

On March 12, 2012, we entered into a five year $400,000 unsecured term loan.  The term loan matures on March 13, 2017, and is prepayable, without penalty, at any time.  The term loan bears interest at LIBOR plus 145 basis points, subject to adjustments based on our senior unsecured debt ratings. We used the net proceeds of the unsecured term loan to repay amounts outstanding under our revolving credit facility, to repurchase some of our 3.8% convertible senior notes due 2027 as described below, to redeem our 6.85% senior notes due 2012 and for general business purposes.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On March 20, 2012, we repurchased at par plus accrued and unpaid interest $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders for repurchase by us using cash on hand, including the proceeds from our $400,000 unsecured term loan described above.

On April 11, 2012, we redeemed at par plus accrued and unpaid interest all of our outstanding 6.85% senior notes due 2012 ($102,479 in total).  We funded this redemption using cash on hand, including the proceeds from our $400,000 unsecured term loan discussed above.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a $750,000 revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016.  Interest paid under the facility is set at LIBOR plus 130 basis points, subject to adjustments based on our senior unsecured debt ratings.  We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity. As of March 31, 2012 and May 7, 2012, we had no amounts outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2012 were as follows: $100,829 in 2012, $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

At March 31, 2012, we had $148,211 of cash and cash equivalents and $750,000 available to borrow under our revolving credit facility.  We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

When significant amounts are outstanding for an extended period of time under our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we currently expect to explore alternatives for the repayment of amounts due.  Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at March 31, 2012, consist of our revolving credit facility, our $400,000 unsecured term loan and $1,901,307 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2012, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

Neither our indenture and its supplements nor our revolving credit facility and term loan agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay.  Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan would increase.

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, our revolving credit facility agreement and term loan agreement have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2012, we owned or leased 290 hotels and 185 travel centers under 10 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Hyatt, Carlson and Sonesta under eight agreements. Our 185 travel centers are leased to and operated by TA under two lease agreements.

The tables on the following pages summarize significant terms of our leases and management agreements as of March 31, 2012, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and revenue per available room, or RevPAR, for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Courtyard by Marriott®	Marriott® / Residence Inn by Marriott® / Courtyard by Marriott® / TownePlace Suites by Marriott® / SpringHill Suites by Marriott®	Marriott®	Staybridge Suites® / Candlewood Suites® / InterContinental® / Crowne Plaza® / Holiday Inn®	Hyatt Place®

Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234)	Marriott (no. 5)	InterContinental	Hyatt
Number of Properties:	53	71 (1)	1	130 (2)	22
Number of Rooms / Suites:	7,610	9,954	356	19,892	2,724
Number of States:	24	24	1	31 plus Ontario and Puerto Rico.	14
Tenant:	Subsidiary of Host Hotels & Resorts.	Our TRS.	Subsidiary of Marriott.	Our TRS and a subsidiary of InterContinental.	Our TRS.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of Hyatt.
Investment (000s) (3):	$677,050	$982,426	$90,078	$1,856,048	$301,942
Security Deposit (000s):	$50,540	— (4)	—	$39,570 (5)	—
End of Current Term:	2012	2025	2019	2036	2030
Renewal Options (6):	3 for 12 years each. (7)	2 for 10 years each.	4 for 15 years each.	2 for 15 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (8):	$67,567	$101,140	$9,749 (9)	$159,044	$22,037
Additional Return:	—	62.5% of excess cash flow. (10)	—	$14,423; 50% of excess cash flow. (11)	50% of cash flow in excess of minimum return.(12)
Percentage Return / Rent:	5.0% of revenues above 1994/95 revenues. (13)	—	—	—	—
Return / Rent Coverage (14):
Year ended 12/31/11:	0.81x	0.73x	0.50x	0.83x	0.81x
Twelve months ended 3/31/12:	0.85x	0.73x	0.53x	0.82x	0.78x
Three months ended 3/31/12:	0.76x	0.53x	0.37x	0.68x	0.68x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guaranty provided by Marriott. (15)	Marriott guaranty.	—	Limited guaranty provided by Hyatt; parent minimum net worth requirement(16)

(1)

We had previously identified 21 hotels included in this agreement for potential sale. The information provided in this table includes these 21 hotels. In February 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri, which we currently expect to close in the second quarter of 2012. In March 2012, we withdrew the remaining 20 hotels from sale consideration and are in discussions with Marriott about retaining these hotels in the Marriott No. 234 agreement.

(2)

We have the option to pursue the sale or rebranding of up to 42 hotels in this agreement. The information provided in this table includes these 42 hotels. In February and April 2012, we notified InterContinental that we plan to remove four of these hotels from the InterContinental agreement. On April 23, 2012, we entered into a management agreement with Sonesta for one of these hotels, which was converted to the Sonesta brand and management on April 27, 2012. We currently expect to convert the other three hotels to the Sonesta brand and management for inclusion with our Sonesta No. 1 agreement in the second quarter of 2012. Our annual minimum returns due under this agreement will decrease by a total of $9,923 if and when these four hotels are removed. In April 2012, we agreed to retain three of the remaining 38 hotels in this agreement. We continue to evaluate plans to rebrand the remaining 35 hotels, including possible conversion of certain hotels to the Sonesta brand and management.

(3)	Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.
(4)	The original amount of this security deposit was $64,700. As of March 31, 2012, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.
(5)

The original amount of this security deposit was $73,872. As of March 31, 2012, we have applied $34,302 of the security deposit to cover deficiencies in the minimum returns and rent paid by InterContinental for this agreement. We received $408 more than the minimum amounts due in April and May 2012 and increased the available security deposit by the additional amount. As of May 7, 2012, the balance of this security deposit was $39,978.

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

(9)	The rent payable to us under the lease is subject to annual adjustment based upon the consumer price index.
(10)

This management agreement provides for payment to us of 62.5% of available cash flow after payment of hotel operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit.

(11)

This management agreement provides for an annual additional return payment to us of the amount stated to the extent of available cash flow after payment of hotel operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit. In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount. These amounts are not guaranteed or secured by deposits.

(12)

This management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(13)	This lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels.
(14)

We define coverage as total property level revenues minus all property level expenses which are not subordinated to minimum returns and minimum rent payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum returns or minimum rent payments due to us. Effective July 1, 2011 through December 31, 2013, InterContinental is not required to make FF&E reserve contributions under the terms of the agreement entered in July 2011. The coverage amounts for InterContinental provided have been calculated without a deduction for FF&E reserve contributions for periods subsequent to June 30, 2011.

(15)	As of March 31, 2012, the available Marriott guaranty was $23,950.
(16)	As of March 31, 2012, the available Hyatt guaranty was $19,277.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Brand:	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®	Royal Sonesta®	Royal Sonesta®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)
Agreement Reference Name:	Carlson	Sonesta (no. 1) (1)	Sonesta (no. 2) (2)	TA (no. 1)	TA (no. 2)	10

Number of Properties:	11	1	1	145	40	475

Number of Rooms / Suites:	2,096	400	483	—	—	43,515

Number of States:	7	1	1	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiary of Carlson.	Subsidiary of Sonesta.	Subsidiary of Sonesta.	TA.	TA.	6 Managers

Investment (000s) (3):	$202,251	$120,039	$30,940	$1,906,123	$729,373	$6,896,270

Security Deposit (000s):	—	—	—	—	—	$90,110

End of Current Term:	2030	2037	2024	2022	2024	2012-2037 (average 15 years)

Renewal Options (4):	2 for 15 years each.	2 for 15 years each.	—	—	2 for 15 years each.	—

Annual Minimum Return / Minimum Rent (000s):	$12,920 (5)	$9,600 (6)	$2,441 (7)	$150,221 (5)(8)	$56,189 (5)	$590,908

Additional Return:	50% of cash flow in excess of minimum return. (9)	80% of cash flow in excess of minimum return. (10)	— (7)	—	—	$14,423

Percentage Return / Rent:	—	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.(11)	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues. (11)	—

Return / Rent Coverage (12):
Year ended 12/31/11:	0.64x	0.52x	2.86x	1.69x	1.63x	0.50x – 2.86x
Twelve months ended 3/31/12:	0.66x	0.63x	3.02x	1.70x	1.68x	0.53x – 3.02x
Three months ended 3/31/12:	0.73x	(0.03x)	4.33x	1.29x	1.39x	(0.03x) – 4.33x

Other Security Features:	Limited guaranty provided by Carlson; parent minimum net worth requirement. (13)	—	—	TA parent guaranty (14)	TA parent guaranty. (14)	—

(1)             Represents the Cambridge Hotel. As described on page 26, one hotel was added in April 2012 and we currently expect three additional hotels to be added to this agreement in the second quarter of 2012.

(2)             Represents our New Orleans Hotel.  We lease this hotel from a third party.

(3)             Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations, if any.

(4)             Renewal options may be exercised by the manager or tenant for all, but not less than all, of the properties within each combination of properties.

(5)             This management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are generally subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(6)             Payment to us of our minimum return under this management agreement is subject to available cash flow after payment of operating expenses, including certain management fees. We have no guarantee or security deposit from Sonesta.  The management agreement may be terminated if 75% of the minimum return is not paid for certain periods.

(7)             Payment to us of our minimum return under this management agreement is subject to available cash flow after payment of operating expenses, including a 3% base management fee and rent under the lease.  We have no guarantee or security deposit from Sonesta.  Annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel revenues less hotel operating expenses, including the 3% base management fee), less capital expenditures made during the lease year.  The management agreement may be terminated if 75% of the minimum return is not paid for certain periods.

(8)             The amounts presented for the TA No. 1 lease include approximately $5,126 of ground rent due to us from TA.

(9)             This management agreement provides for payment to us of 50% of available cash flow after payment of operating costs, funding the FF&E reserve, payment of our minimum return and reimbursement to the managers of working capital and guaranty advances, if any.

(10)        This management agreement provides for payment to us of 80% of available cash flow after payment of hotel operating expenses, a base management fee to Sonesta, our minimum returns and reimbursement of operating loss or working capital advances, if any.

(11)        This lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels.

(12)        We define coverage as total property level revenues minus all property level expenses which are not subordinated to minimum return and minimum rent payments to us and the required FF&E reserve contributions (which data is provided to us by our operators or tenants), divided by the minimum return or minimum rent payments due to us.  Includes data for periods prior to our ownership for certain hotels.

(13)        At March 31, 2012, the available Carlson guaranty was $24,727.

(14)        The TA guaranty is unlimited.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following tables summarize as of March 31, 2012 the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	Three Months Ended March 31,(1)
Management/Lease Agreement	Hotels	/Suites	2012	2011	Change
ADR
InterContinental (2)	130	19,892	$90.74	$85.15	6.6%
Marriott (no. 1)	53	7,610	112.21	108.57	3.4%
Marriott (no. 234) (3)	71	9,954	103.39	100.49	2.9%
Marriott (no. 5)	1	356	209.98	208.05	0.9%
Hyatt	22	2,724	94.02	90.25	4.2%
Carlson	11	2,096	92.67	88.82	4.3%
Sonesta (no. 1) (4)(6)	1	400	143.65	129.28	11.1%
Sonesta (no. 2) (5)(6)	1	483	231.39	190.84	21.2%
Total/Average	290	43,515	$100.88	$95.23	5.9%

OCCUPANCY
InterContinental (2)	130	19,892	64.7%	72.0%	-7.3 Pts
Marriott (no. 1)	53	7,610	60.6%	59.6%	1.0 Pts
Marriott (no. 234) (3)	71	9,954	62.6%	63.7%	-1.1 Pts
Marriott (no. 5)	1	356	82.6%	82.8%	-0.2 pts
Hyatt	22	2,724	70.8%	73.0%	-2.2 Pts
Carlson	11	2,096	63.3%	61.7%	1.6 Pts
Sonesta (no. 1) (4)(6)	1	400	62.2%	46.3%	15.9 Pts
Sonesta (no. 2) (5)(6)	1	483	77.8%	77.0%	0.8 Pts
Total/Average	290	43,515	64.1%	67.6%	-3.5 Pts

RevPAR
InterContinental (2)	130	19,892	$58.71	$61.31	-4.2%
Marriott (no. 1)	53	7,610	68.00	64.71	5.1%
Marriott (no. 234) (3)	71	9,954	64.72	64.01	1.1%
Marriott (no. 5)	1	356	173.44	172.27	0.7%
Hyatt	22	2,724	66.57	65.88	1.0%
Carlson	11	2,096	58.66	54.80	7.0%
Sonesta (no. 1) (4)(6)	1	400	89.35	59.86	49.3%
Sonesta (no. 2) (5)(6)	1	483	180.02	146.95	22.5%
Total/Average	290	43,515	$64.66	$64.38	0.4%

(1)	Includes data for the calendar periods indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.
(2)

We have the option to pursue the sale or rebranding of up to 42 hotels in this agreement. The information provided in this table includes these 42 hotels. In February and April 2012, we notified InterContinental that we plan to remove four of these hotels from the InterContinental agreement. On April 23, 2012, we entered into a management agreement with Sonesta for one of these hotels, which was converted to the Sonesta brand and management on April 27, 2012. We currently expect to convert the other three hotels to the Sonesta brand and management for inclusion with our Sonesta No. 1 agreement in the second quarter of 2012. Our annual minimum returns due under this agreement will decrease by a total of $9,923 when these four hotels are removed. In April 2012, we agreed to retain three of the remaining 38 hotels in this agreement. We continue to evaluate plans to rebrand the remaining 35 hotels, including possible conversion of certain hotels to the Sonesta brand and management.

(3)

We had previously identified 21 hotels included in this agreement for potential sale. The information provided in this table includes these 21 hotels. In February 2012, we entered an agreement to sell our Marriott branded hotel in St. Louis, Missouri, which we expect to close in the second quarter of 2012. In March 2012, we withdrew the remaining 20 hotels from sale consideration and are in discussions with Marriott about retaining these hotels in the agreement.

(4)

Represents the Cambridge Hotel. As described in note 2 above, one hotel was added in April 2012 and we currently expect three additional hotels to be added to this agreement in the second quarter of 2012.

(5)	Represents our leasehold interest in the New Orleans Hotel. We lease this hotel from a third party.
(6)	Includes data for periods prior to our ownership.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because most of our contractual management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues and our net cash flows from our Sonesta managed hotels, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ ability to meet their contractual obligations to us.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including:  TA, which is our former subsidiary and our largest tenant and for which we are its largest shareholder; Sonesta, which manages, and from which we purchased, certain of our properties; and AIC, an Indiana insurance company, of which we, RMR, TA and four other companies to which RMR provides management services each currently own approximately 14.3% and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these related persons transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our 2011 Annual Report, our Proxy Statement and our other filings with the SEC, including Note 8 to our Consolidated Financial Statements included in our 2011 Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2011 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our 2011 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA and Sonesta and our shareholder agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three months ended March 31, 2012 and 2011.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flow.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders or cash flow from operating activities determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than us.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of assets, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period it relates to rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Three Months Ended March 31,
	2012	2011
Net income available for common shareholders	$28,816	$45,578
Depreciation and amortization expense	61,363	56,314
Loss on asset impairment (1)	889	—
FFO	91,068	101,892
Deferred percentage rent (2)	1,309	541
Acquisition related costs (3)	1,060	—
Excess of liquidation preference over carrying value of preferred shares redeemed (4)	2,944	—
Normalized FFO	$96,381	$102,433

Weighted average shares outstanding	123,523	123,444

FFO available for common shareholders per share	$0.74	$0.83
Normalized FFO available for common shareholders per share	$0.78	$0.83
Distributions declared per share	$0.45	$0.45

(1)                                We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.

(2)                                In calculating net income, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

(3)                                Represents costs associated with our January 2012 acquisition of the entities that own or lease two Royal Sonesta Hotels.

(4)                                On February 13, 2012, we redeemed all of our outstanding Series B preferred shares at their liquidation preference of $25 per share, plus accumulated and unpaid dividends. The $2,944 excess of the liquidation preference amount of the redeemed shares over their carrying amount was deducted from net income to determine net income available to common shareholders.

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates is unchanged from December 31, 2011. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March 31, 2012, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$100,829	6.850%	$6,907	2012	(1)	Semi-Annually
287,000	6.750%	19,373	2013		Semi-Annually
300,000	7.875%	23,625	2014		Semi-Annually
280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
8,478	3.800%	322	2027	(2)	Semi-Annually
$1,901,307		$122,227

(1)                                On April 11, 2012, we redeemed at par all of our outstanding 6.85% senior notes for $100,829 plus accrued and unpaid interest.

(2)                                The convertible senior notes are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022.

Except as described in Note 2 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,223. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2012, and assuming discounted cash flow analyses and other credit market conditions remain unchanged, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $24,688.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at face value plus a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder.  Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future.  These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to the contractual maturities.

Our revolving credit facility and unsecured term loan bear interest at floating rates.  At March 31, 2012, we had no amounts outstanding and $750,000 available to draw under our revolving credit facility, and we had $400,000 of our

HOSPITALITY PROPERTIES TRUST

unsecured term loan outstanding. We may make repayments under these agreements at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium. Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR. A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the weighted average interest rate payable on our revolving credit facility and unsecured term loan was 1.70% per annum at March 31, 2012. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of March 31, 2012:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding	Total Interest
	Per Year	Debt	Expense Per Year
At March 31, 2012	1.70%	$400,000	$6,800
10% increase	1.87%	$400,000	$7,480
10% reduction	1.53%	$400,000	$6,120

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and term loan or other floating rate debt.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES  TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US,

•                  THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•                  OUR ABILITY TO OBTAIN AND MAINTAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

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

•                  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO PURCHASE PROPERTIES,

•                  OUR PLANS TO PURSUE THE SALE OF CERTAIN HOTELS,

•                  OUR PLANS TO REBRAND CERTAIN HOTELS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS AND HOTEL MANAGERS OPERATE,

HOSPITALITY PROPERTIES TRUST

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA AND RMR AND THEIR RELATED PERSONS AND ENTITIES.

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

•                  THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR TENANTS OR MANAGERS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•                  WE EXPECT THAT, WHILE THE SECURITY DEPOSIT FOR OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT INTERNATIONAL, INC., OR MARRIOTT, WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY.  THIS STATEMENT IMPLIES MARRIOTT WILL BE ABLE AND WILLING TO FULFILL ITS OBLIGATION UNDER THIS GUARANTY, AND THAT SHORTFALLS WILL NOT EXCEED THE GUARANTY CAP.  FURTHER, THIS GUARANTY EXPIRES ON DECEMBER 31, 2017.  WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR MARRIOTT HOTELS,

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

•                  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME ARE OFTEN A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.  ALSO CONTINUED DEPRESSED HOTEL OPERATING RESULTS FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM CERTAIN OF OUR HOTELS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED,

HOSPITALITY PROPERTIES TRUST

•                  SINCE ITS FORMATION TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE CURRENT LEVELS OF GENERAL COMMERCIAL ACTIVITY IN THE COUNTRY DECLINE, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR CONTRACT TERMS FOR NEW PROPERTIES,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO AN AGREEMENT TO SELL ONE HOTEL THAT IS CURRENTLY MANAGED BY MARRIOTT IN ST. LOUIS, MO.  THIS TRANSACTION IS SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS.  THESE TERMS AND CONDITIONS MAY NOT BE MET.  AS A RESULT, THIS TRANSACTION MAY BE DELAYED OR MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES WE PLAN TO RETAIN 20 HOTELS WE WERE PREVIOUSLY MARKETING FOR SALE AND ARE CURRENTLY IN DISCUSSIONS WITH MARRIOTT ABOUT RETAINING THESE HOTELS IN OUR MARRIOTT NO. 234 AGREEMENT AND INVESTING AMOUNTS TO IMPROVE THESE HOTELS.  WE CAN PROVIDE NO ASSURANCE THAT WE WILL COME TO TERMS WITH MARRIOTT REGARDING THESE HOTELS OR WHAT THE FINAL AMOUNTS WE WILL INVEST IN THESE 20 HOTELS WILL BE,

•                  WE ARE CONSIDERING REBRANDING CERTAIN HOTELS.  IN FACT, WE MAY BE UNABLE TO REBRAND ANY OF THESE HOTELS OR MAY INCUR SIGNIFICANT COSTS TO REBRAND THEM,

•                  THIS QUARTERLY REPORT ON FORM 10-Q DISCUSSES THE INTEREST TO BE PAID ON DRAWINGS UNDER THE CREDIT FACILITY. HOWEVER, ACTUAL ANNUAL COSTS UNDER THE CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THE CREDIT FACILITY,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE PROPERTY INSURANCE PURSUANT TO A PROGRAM ARRANGED BY AIC THAT WE EXPECT TO RENEW, AS IT MAY BE MODIFIED, IN JUNE 2012.  IN FACT, WE MAY NOT RENEW THIS INSURANCE PROGRAM, OR IF WE DO, THE TERMS, INCLUDING COSTS TO US, MAY CHANGE SIGNIFICANTLY, AND, AS A RESULT, WE MAY INCUR INCREASED COSTS TO OBTAIN INSURANCE OR THE COVERAGE UNDER ANY SUCH RENEWED OR NEW PROGRAM OR POLICY MAY BE REDUCED FROM CURRENT LEVELS, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, TA, SONESTA, AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR 2011 ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” HEREIN AND IN OUR 2011 ANNUAL REPORT AND IN OUR FILINGS WITH THE SEC, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

HOSPITALITY PROPERTIES TRUST

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

HOSPITALITY PROPERTIES TRUST

PART II  Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our 2011 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2011 Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2011 Annual Report and below and the information contained in this Quarterly Report under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

During the three months ended March 31, 2012, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

During the three months ended March 31, 2012, the net cash flows of the 71 hotels covered by our Marriott No. 234 agreement were $9.2 million less than the minimum return payments due to us. Marriott provided $6.9 million of guaranty payments to us.  Also, during the period from March 31, 2012 to May 7, 2012, the minimum return payments we received for these hotels were $0.8 million less than the contractual minimum returns due to us.  Marriott was not required to make any guaranty payments to us because the minimum return payments received were in excess of the guaranty threshold.  The balance of this guaranty was $24.0 million as of May 7, 2012.

During the three months ended March 31, 2012, the payments we received under our agreement with InterContinental were $16.3 million less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from March 31, 2012 to May 7, 2012, the minimum return payments we received under our InterContinental agreement were $0.4 million more than the minimum amounts due to us.  We increased the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $40.0 million as of May 7, 2012.

The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us.  The Marriott guaranty is limited to total payments by Marriott to us of $40.0 million and expires on December 31, 2017.  As noted above, the balance of this guaranty was $24.0 million as of May 7, 2012.

When and if the InterContinental security deposit and Marriott guaranty are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.

We have no guarantee or security deposit for the minimum returns due to us from Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta will be fully dependent upon the financial results of those hotel operations.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in additional cash flow to us of these amounts.

Increasing interest rates may adversely affect us and the value of an investment in our securities.

Interest rates are currently at historically low levels and may increase. There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our securities:

•            Our revolving credit facility bears interest at variable rates and matures in 2015.  As of March 31, 2012, we had no amounts outstanding and $750.0 million available for drawing under our revolving credit facility.  Our $400.0 million term loan, which we incurred in March 2012 and matures in 2017, also bears interest at variable

HOSPITALITY PROPERTIES TRUST

rates.  If interest rates increase, so will our interest costs on any borrowings we may have outstanding under our revolving credit facility and our term loan, which could adversely affect our cash flow and our ability to pay principal and interest on our debt, our cost to refinance existing debt when it becomes due and our ability to pay distributions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As further described in our 2011 Annual Report, we have an agreement with Reit Management & Research, LLC, or RMR, whereby RMR provides management services to us.  Under the terms of this agreement, on March 29, 2012, we issued 33,132 common shares in payment of an incentive fee for services rendered by RMR during 2011.   These shares had a market value of $877 based on the per common share price of $26.47, which was the closing price of our common shares on the New York Stock Exchange on that day.  These restricted securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

HOSPITALITY PROPERTIES TRUST

Item 6.  Exhibits

3.1                                                  Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 18, 2012.)

3.2                                                  Articles Supplementary, dated January 13, 2012.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 18, 2012.)

3.3                                                  Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 1997.)

3.4                                                  Articles Supplementary dated as of May 16, 2000. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2000.)

3.5                                                  Articles Supplementary dated as of December 9, 2002. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2002.)

3.6                                                  Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to HPT’s Current Report on Form 8-K dated February 15, 2007.)

3.7                                                  Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 7, 2007.)

3.8                                                  Articles Supplementary dated as of January 13, 2012.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 18, 2012.)

3.9                                                  Amended and Restated Bylaws of the Company, as of January 13, 2010. (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 20, 2010.)

4.1                                                  Form of Common Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.2                                                  Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.3                                                  Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.4                                                  Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 18, 2012.)

4.5                                                  Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.6                                                  Supplemental Indenture No. 6, dated as of July 8, 2002, between the Company and State Street Bank and Trust Company, relating to HPT’s 6.85% Senior Notes due 2012, including form thereof. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

4.7                                                  Supplemental Indenture No. 7, dated as of January 24, 2003, between the Company and U.S. Bank National Association, relating to HPT’s 6-3/4% Senior Notes due 2013, including form thereof. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2002.)

HOSPITALITY PROPERTIES TRUST

4.8                                                  Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to HPT’s 5-1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated February 14, 2005.)

4.9                                                  Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to HPT’s 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.10                                            Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to HPT’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 7, 2007.)

4.11                                            Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to HPT’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 12, 2007.)

4.12                                            Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to HPT’s 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4.13                                            Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to HPT’s 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2009.)

4.14                                            Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 16, 2007.)

10.1                                          Term Loan Agreement, dated as of March 12, 2012, among Hospitality Properties Trust, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 12, 2012.)

10.2                                          Management Agreement, dated April 23, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated April 27, 2012.)

10.3                                          Pooling Agreement, dated April 23, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated April 27, 2012.)

12.1                                          Computation of Ratio of Earnings to Fixed Charges.  (Filed herewith.)

12.2                                          Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions.  (Filed herewith.)

HOSPITALITY PROPERTIES TRUST

31.1                                           Rule 13a-14(a) Certification.  (Filed herewith.)

31.2                                           Rule 13a-14(a) Certification.  (Filed herewith.)

31.3                                           Rule 13a-14(a) Certification.  (Filed herewith.)

31.4                                          Rule 13a-14(a) Certification.  (Filed herewith.)

32.1                                          Section 1350 Certification.  (Furnished herewith.)

101.1                                    The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.  (Furnished herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 8, 2012

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 8, 2012