Form 10-Q
period 2012-06-30
HOSPITALITY PROPERTIES TRUST
filed 2012-08-08
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 7, 2012: 123,563,407

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2012

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

Part 1    Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS

Real estate properties, at cost:
Land	$1,416,807	$1,360,773
Buildings, improvements and equipment	5,084,160	4,879,908
	6,500,967	6,240,681
Accumulated depreciation	(1,446,968)	(1,367,868)
	5,053,999	4,872,813
Property held for sale	18,440	18,440
Cash and cash equivalents	24,771	8,303
Restricted cash (FF&E reserve escrow)	47,467	50,196
Other assets, net	218,302	183,821
	$5,362,979	$5,133,573

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$—	$149,000
Unsecured term loan	400,000	—
Senior notes, net of discounts	1,787,834	1,887,891
Convertible senior notes, net of discount	8,478	78,823
Security deposits	91,681	106,422
Accounts payable and other liabilities	118,798	103,668
Due to related persons	4,271	3,713
Dividends payable	8,006	4,754
Total liabilities	2,419,068	2,334,271

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; zero and 3,450,000 shares issued and outstanding, respectively, aggregate liquidation preference $86,250	—	83,306
Series C preferred shares; 7% cumulative redeemable; 12,700,000 shares issued and outstanding, aggregate liquidation preference $317,500	306,833	306,833
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $290,000	280,107	—
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 123,563,407 and 123,521,535 shares issued and outstanding, respectively	1,236	1,235
Additional paid in capital	3,464,667	3,463,534
Cumulative net income	2,310,643	2,232,953
Cumulative other comprehensive income	3,684	1,605
Cumulative preferred distributions	(235,191)	(213,281)
Cumulative common distributions	(3,188,068)	(3,076,883)
Total shareholders’ equity	2,943,911	2,799,302
	$5,362,979	$5,133,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenues	$265,068	$230,335	$490,053	$427,872
Rental income	73,688	78,240	146,948	157,773
FF&E reserve income	4,427	5,234	7,602	10,148
Total revenues	343,183	313,809	644,603	595,793

Expenses:
Hotel operating expenses	193,219	152,814	343,240	282,567
Depreciation and amortization	64,277	57,630	125,640	113,944
General and administrative	11,475	10,190	21,997	19,454
Acquisition related costs	504	763	1,564	763
Loss on asset impairment	—	7,263	889	7,263
Total expenses	269,475	228,660	493,330	423,991

Operating income	73,708	85,149	151,273	171,802

Interest income	51	14	117	43
Interest expense (including amortization of deferred financing costs and debt discounts of $1,376, $1,508, $2,954 and $3,009, respectively)	(32,714)	(33,331)	(66,806)	(66,670)
Equity in earnings of an investee	76	46	121	83
Income before income taxes	41,121	51,878	84,705	105,258
Income tax expense	(3,435)	(235)	(4,071)	(567)

Net income	37,686	51,643	80,634	104,691
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	(2,944)	—
Preferred distributions	(10,722)	(7,470)	(21,910)	(14,940)

Net income available for common shareholders	$26,964	$44,173	$55,780	$89,751

Net income	$37,686	$51,643	$80,634	$104,691
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	(3,225)	(3,505)	2,083	2,347
Equity interest in investee’s unrealized gains (losses)	(3)	39	(4)	43
Other comprehensive income (loss)	(3,228)	(3,466)	2,079	2,390

Comprehensive income	$34,458	$48,177	$82,713	$107,081

Weighted average common shares outstanding	123,560	123,450	123,541	123,447

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.22	$0.36	$0.45	$0.73

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$80,634	$104,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	125,640	113,944
Amortization of deferred financing costs and debt discounts as interest	2,954	3,009
Straight line rental income	(294)	(2,418)
Security deposits applied to payment shortfalls	(14,751)	(24,675)
FF&E reserve income and deposits	(10,785)	(30,976)
Loss on asset impairment	889	7,263
Equity in earnings of an investee	(121)	(83)
Other non-cash (income) expense, net	650	(1,325)
Changes in assets and liabilities:
Increase in other assets	(9,529)	(7,570)
Increase in accounts payable and other liabilities	5,809	4,804
Increase (decrease) in due to related persons	(663)	218
Cash provided by operating activities	180,433	166,882

Cash flows from investing activities:
Real estate acquisitions	(150,500)	—
Real estate improvements	(110,830)	(35,863)
FF&E reserve fundings	(40,454)	(6,535)
Investment in TravelCenters of America common shares	—	(5,690)
Cash used in investing activities	(301,784)	(48,088)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	280,107	—
Proceeds from unsecured term loan	400,000	—
Redemption of preferred shares	(86,250)	—
Repayment of senior notes	(100,829)	—
Repurchase of convertible senior notes	(70,576)	—
Repayment of mortgage note	—	(3,383)
Borrowings under revolving credit facility	378,000	110,000
Repayments of revolving credit facility	(527,000)	(101,000)
Deferred financing costs	(2,538)	—
Distributions to preferred shareholders	(21,910)	(14,940)
Distributions to common shareholders	(111,185)	(111,100)
Cash provided by (used in) financing activities	137,819	(120,423)
Increase (decrease) in cash and cash equivalents	16,468	(1,629)
Cash and cash equivalents at beginning of period	8,303	4,882
Cash and cash equivalents at end of period	$24,771	$3,253

Supplemental cash flow information:
Cash paid for interest	$67,430	$63,687
Cash paid for income taxes	1,532	1,354
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$16,275	$27,268
Property managers’ purchases with FF&E reserve	(64,458)	(62,737)
Non-cash financing activities:
Issuance of common shares	$1,134	$244

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

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminates the prior option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  The update was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any changes to our condensed consolidated financial statements other than the presentation of the condensed consolidated statements of comprehensive income.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our Condensed Consolidated Statements of Income and Comprehensive Income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and six months ended June 30, 2012 and 2011.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements.  Rental income includes ($60) and $294 for the three and six months ended June 30, 2012, respectively, of adjustments necessary to record rent on the straight line basis and $1,201 and $2,418 for the three and six months ended June 30, 2011, respectively, of adjustments necessary to record rent on the straight line basis.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $1,253 and $2,562 for the three and six months ended June 30, 2012, respectively, and $395 and $936 for the three and six months ended June 30, 2011, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at June 30, 2012 or 2011.

Note 5.  Shareholders’ Equity

Preferred Shares

In January 2012, we sold 11,600,000 Series D cumulative redeemable preferred shares at a price of $25.00 per share in a public offering for net proceeds of $280,108 (after underwriting and other offering expenses).  Each of our Series D preferred shares has a distribution rate of $1.78125 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D preferred shares if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange, or NYSE, or certain other exchanges or quotation systems.  Also, upon the occurrence of such a change of control, holders of Series D preferred shares that are not redeemed may at their option convert those Series D preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

On February 13, 2012, we redeemed our 3,450,000 outstanding 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid distributions to the date of redemption. We reduced net income available for common shareholders by $2,944, which represented the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that we redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.

Distributions

On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012.

On each of February 15, 2012 and May 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2012 and May 14, 2012, respectively.  On July 2, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on July 31, 2012, with respect to the period ending August 14, 2012. We expect to pay this amount on or about August 15, 2012.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On April 16, 2012 and July 16, 2012, we paid a $0.43046875 and $0.4453125, respectively, per share distribution to our Series D preferred shareholders with respect to the periods ended April 14, 2012 and July 14, 2012, respectively.

On each of February 23, 2012 and May 24, 2012, we paid a $0.45 per share distribution to our common shareholders.  On July 9, 2012, we declared a $0.45 per share distribution to our common shareholders of record on July 27, 2012.  We expect to pay this amount on or about August 22, 2012.

Common Share Issuances

As further described in Note 11, under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 29, 2012 we issued 33,132 of our common shares of beneficial interest, $.01 par value per share, or our common shares, to RMR in payment of an incentive fee of approximately $741 for services rendered to us by RMR during 2011.

On May 9, 2012, pursuant to our equity compensation plan, we granted 2,000 common shares, valued at $25.58 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees as part of their annual compensation.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the unrealized gain (loss) on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC.  See Note 11 for a description of these investments.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility.  Our credit facility matures on September 7, 2015, and subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Our revolving credit facility bears interest at LIBOR plus 130 basis points, subject to adjustments based on our senior unsecured debt ratings.  The weighted average interest rate for borrowings under our revolving credit facility was 1.58% for the six months ended June 30, 2012.  As of June 30, 2012, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowings.

On March 12, 2012, we entered into a five year $400,000 unsecured term loan.  The loan matures on March 13, 2017, and is prepayable, without penalty, at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $500,000 in certain circumstances.  Our term loan bears interest at LIBOR plus 145 basis points, subject to adjustment based on our senior unsecured debt ratings.  The weighted average annual interest rate for amounts outstanding on our term loan was 1.70% for the three months ended June 30, 2012 and the period from March 12, 2012 to June 30, 2012.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at June 30, 2012.

On March 20, 2012, we repurchased at par plus accrued and unpaid interest $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders of these notes for repurchase by us.

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

·                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $8,478 and $78,823 as of June 30, 2012 and December 31, 2011, respectively.

·                  The unamortized discount on such notes was $0 and $231 as of June 30, 2012 and December 31, 2011, respectively. We amortized the discount through March 20, 2012, the first date on which the holders of our 3.8% convertible senior notes could require that we redeem them.

·                  Interest expense with respect to our 3.8% convertible senior notes for the three months ended June 30, 2012 and 2011 includes non-cash amortization of $0 and $398, respectively.  Interest expense for the six months ended June 30, 2012 and 2011 includes non-cash amortization of $270 and $790, respectively.

·                  The amount allocated as the equity component of the 3.8% convertible senior notes was $37,710 as of June 30, 2012 and December 31, 2011 and is included in additional paid in capital in our Condensed Consolidated Balance Sheets.

On April 11, 2012, we redeemed at par all of our outstanding 6.85% senior notes due 2012 for $100,829 plus accrued and unpaid interest.

Note 7.  Real Estate Properties

At June 30, 2012, we owned 474 properties consisting of 289 hotels and 185 travel centers that were operated under nine management agreements or leases and leased one hotel, which is operated under a separate management agreement.

At June 30, 2012, one of our hotels was held for sale.  In July 2012, we sold this hotel, our Marriott International, Inc. or Marriott, branded hotel in St. Louis, MO, for net proceeds of $28,850.  We expect to record a gain on sale of approximately $10,310, or $0.08 per share, in the third quarter of 2012.  See Note 13 for further information relating to our hotel held for sale.

During the six months ended June 30, 2012, we funded $151,284 of improvements to certain of our properties, which resulted in a $12,268 increase in our annual minimum returns and rents.

On January 31, 2012, we completed an acquisition of the entities which own the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, (400 rooms) and lease the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, (483 rooms) for a total cost of $153,062 ($150,500 cash consideration and $2,562 of assumed net liabilities), excluding related acquisition costs of $3,261.  We have included the results of these hotels in our condensed consolidated financial statements from the date of acquisition.  The pro forma impact of including the results of operations of the hotels from the beginning of the period is not material to our condensed consolidated financial statements.  The following table summarizes our allocation of the acquisition cost to estimated fair value of the assets we acquired and the liabilities we assumed:

Land	$32,436
Building	78,764
Furniture, fixtures and equipment	19,536
Intangible assets (including the leasehold value of the New Orleans Hotel)	22,326
Goodwill	7,658
Other, net	(2,562)
Deferred tax liability	(7,658)
Total	$150,500

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

During the three and six months ended June 30, 2012, we recognized current income tax expense of $3,854 and $4,826, respectively, which includes $1,836 and $2,331, respectively, of federal taxes, $17 and $52, respectively, of foreign taxes and $2,001 and $2,443, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and six months ended June 30, 2012, we recognized a deferred tax benefit of $419 and $755, respectively, related to a basis difference at our Puerto Rico and New Orleans hotels and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended June 30, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$265,068	$—	$—	$265,068
Rental income	22,096	51,592	—	73,688
FF&E reserve income	4,427	—	—	4,427
Total revenues	291,591	51,592	—	343,183

Hotel operating expenses	193,219	—	—	193,219
Depreciation and amortization	42,603	21,674	—	64,277
General and administrative	—	—	11,475	11,475
Acquisition related costs	504	—	—	504
Total expenses	236,326	21,674	11,475	269,475

Operating income (loss)	55,265	29,918	(11,475)	73,708

Interest income	—	—	51	51
Interest expense	—	—	(32,714)	(32,714)
Equity in earnings of an investee	—	—	76	76
Income (loss) before income taxes	55,265	29,918	(44,062)	41,121
Income tax expense	—	—	(3,435)	(3,435)

Net income (loss)	$55,265	$29,918	$(47,497)	$37,686

	For the Six Months Ended June 30, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$490,053	$—	$—	$490,053
Rental income	44,039	102,909	—	146,948
FF&E reserve income	7,602	—	—	7,602
Total revenues	541,694	102,909	—	644,603

Hotel operating expenses	343,240	—	—	343,240
Depreciation and amortization	82,562	43,078	—	125,640
General and administrative	—	—	21,997	21,997
Acquisition related costs	1,564	—	—	1,564
Loss on asset impairment	889	—	—	889
Total expenses	428,255	43,078	21,997	493,330

Operating income (loss)	113,439	59,831	(21,997)	151,273

Interest income	—	—	117	117
Interest expense	—	—	(66,806)	(66,806)
Equity in earnings of an investee	—	—	121	121
Income (loss) before income taxes	113,439	59,831	(88,565)	84,705
Income tax expense	—	—	(4,071)	(4,071)

Net income (loss)	$113,439	$59,831	$(92,636)	$80,634

	As of June 30, 2012
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,139,021	$2,180,258	$43,700	$5,362,979

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information (continued)

	For the Three Months Ended June 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$230,335	$—	$—	$230,335
Rental income	27,986	50,254	—	78,240
FF&E reserve income	5,234	—	—	5,234
Total revenues	263,555	50,254	—	313,809

Hotel operating expenses	152,814	—	—	152,814
Depreciation and amortization	37,338	20,292	—	57,630
General and administrative	—	—	10,190	10,190
Acquisition related costs	763	—	—	763
Loss on asset impairment	7,263	—	—	7,263
Total expenses	198,178	20,292	10,190	228,660

Operating income (loss)	65,377	29,962	(10,190)	85,149

Interest income	—	—	14	14
Interest expense	—	—	(33,331)	(33,331)
Equity in earnings of an investee	—	—	46	46
Income (loss) before income taxes	65,377	29,962	(43,461)	51,878
Income tax expense	—	—	(235)	(235)

Net income (loss)	$65,377	$29,962	$(43,696)	$51,643

	For the Six Months Ended June 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$427,872	$—	$—	$427,872
Rental income	57,687	100,086	—	157,773
FF&E reserve income	10,148	—	—	10,148
Total revenues	495,707	100,086	—	595,793

Hotel operating expenses	282,567	—	—	282,567
Depreciation and amortization	73,801	40,143	—	113,944
General and administrative	—	—	19,454	19,454
Acquisition related costs	763	—	—	763
Loss on asset impairment	7,263	—	—	7,263
Total expenses	364,394	40,143	19,454	423,991

Operating income (loss)	131,313	59,943	(19,454)	171,802

Interest income	—	—	43	43
Interest expense	—	—	(66,670)	(66,670)
Equity in earnings of an investee	—	—	83	83
Income (loss) before income taxes	131,313	59,943	(85,998)	105,258
Income tax expense	—	—	(567)	(567)

Net income (loss)	$131,313	$59,943	$(86,565)	$104,691

	As of December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,905,065	$2,202,199	$26,309	$5,133,573

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 38% of our real estate properties, at cost, as of June 30, 2012.  The following table presents summary financial information for TA for the three and six months ended June 30, 2012, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended
	June 30,
	2012	2011
Operations
Total revenues	$2,041,507	$2,094,957
Total cost of goods sold	1,747,284	1,818,581
Net income	29,852	21,828

	For the Six Months Ended
	June 30,
	2012	2011
Operations
Total revenues	$4,036,376	$3,877,071
Total cost of goods sold	3,498,801	3,371,212
Net income	15,667	5,256

Cash Flows
Net cash provided by (used in) operating activities	80,300	(6,932)
Net cash used in investing activities	(68,046)	(33,789)
Net cash provided by (used in) financing activities	(1,120)	52,112
Net increase in cash	11,131	11,415
Cash and cash equivalents at the beginning of the period	118,255	125,396
Cash and cash equivalents at the end of the period	129,386	136,811

	As of June 30,
	2012	2011
Financial Position
Current assets	$512,273	$515,147
Noncurrent assets	573,338	506,581
Current liabilities	344,831	310,299
Noncurrent liabilities	405,425	400,655
Total shareholders’ equity	335,355	310,774

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in these financial statements to TA’s Quarterly Report are included to show the source of the information only, and the information in TA’s Quarterly Report is not incorporated by reference into these financial statements.  See Note 11 for further information relating to our TA leases.

Note 11. Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including TA and Sonesta.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  Certain of TA’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management and property management agreements with RMR, we incurred expenses of $9,934 and $8,589 for the three months ended June 30, 2012 and 2011, respectively, and $18,582 and $16,874 for the six months ended June 30, 2012 and 2011, respectively.  In March 2012, we issued 33,132 shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of the business management agreement.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

TA is our former 100% owned subsidiary.  TA became a public company in a spin off transaction in 2007. We are TA’s largest shareholder and, as of the date of this report, we owned 2,540,000 common shares of TA, or approximately 8.8% of TA’s outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is also a managing director of TA.  RMR provides management services to both us and TA.

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

We recognized rental income from our leases with TA of $51,592 and $50,254 for the three months ended June 30, 2012 and 2011, respectively, and $102,909 and $100,086 for the six months ended June 30, 2012 and 2011, respectively.  Rental income for the three and six months ended June 30, 2012 and 2011 includes ($69) and $287, respectively, and $1,195 and $2,399, respectively, of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis.  We had deferred percentage rent under our TA No. 1 lease of $471 and $1,200 for the three and six months ended June 30, 2012, respectively.  We determine percentage rent due under our TA No. 1 lease annually and recognize it at year end when all contingencies are met.

Under both of our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases; however TA is not required to request that we fund those capital improvements it makes to our properties and we are not required to fund any such request.  We funded $18,065 for capital improvements to TA under this lease provision during the six months ended June 30, 2012, which resulted in a $1,536 increase in our annual minimum rents.  See Note 10 above for more information about TA.

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta.  As noted above, Messrs. Barry and Adam Portnoy have relationships with RMR and RMR provides services to us and to Sonesta.

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

Pursuant to the Merger Agreement, on January 31, 2012, Merger Sub merged with and into SNSTA.  Pursuant to the Purchase Agreement, we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement.  The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge Hotel, or the Cambridge Loan. We prepaid this mortgage loan, which had an outstanding principal balance of approximately $31,035, and unwound a related interest rate hedge agreement for $2,525 on January 31, 2012.

Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning only the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and related furniture, fixtures and equipment and certain other assets, and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then issued and outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn own or lease the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain other matters).  Sonesta retained the management business of SNSTA and Sonesta has begun to manage certain of our other hotels, as described below, and we currently expect that Sonesta and its Sonesta management team will be available to operate other of our hotels, including certain hotels we now own and we are considering rebranding and hotels we may selectively acquire in the future.

Simultaneously with consummation of the Purchase Agreement on January 31, 2012, we entered hotel management agreements with Sonesta, which provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel.  Routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel where capital expenditures are borne in large part by the lessor.  Under these agreements, capitalized improvements over threshold amounts are added to our invested capital.

In April 2012, we entered into a hotel management agreement with Sonesta for the Hilton Head Resort, a hotel historically owned by us and managed by a subsidiary of InterContinental Hotels Group, plc, or InterContinental, under its Crowne Plaza brand.  That hotel has been branded as a Sonesta hotel.  In addition, in April 2012, we entered into a pooling agreement with Sonesta, under which, we and Sonesta agreed that the management agreements for the Cambridge Hotel and the Hilton Head Resort, along with other hotels which in the future may be managed for us by Sonesta and which we and Sonesta may agree will be added to the pooling agreement, are to be combined for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  We refer to this agreement and combination of hotels as our Sonesta No. 1 agreement.

In May 2012, we entered into a hotel management agreement with Sonesta for the Harbor Court Baltimore, a hotel historically owned by us and managed by InterContinental, under its InterContinental brand.  The Harbor Court Baltimore has been rebranded as a Royal Sonesta hotel and the management agreement for that hotel was added to the Sonesta No. 1 agreement discussed above.

In June 2012, we entered into hotel management agreements with Sonesta for two additional hotels historically owned by us and managed by InterContinental.  The first of these agreements relates to the former Staybridge Suites branded, limited service hotel located in Burlington, Massachusetts and the second relates to the former Crowne Plaza branded, full service hotel located in Philadelphia, Pennsylvania.  The former Staybridge Suites hotel has been rebranded as a

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Sonesta ES Suites hotel, and the former Crowne Plaza hotel has been rebranded as a Sonesta hotel.  Both of the management agreements for these hotels were added to the Sonesta No. 1 agreement discussed above.

In July 2012, we entered into seven hotel management agreements with Sonesta for seven additional hotels historically owned by us and managed by InterContinental.  Six of these agreements relate to the former Staybridge Suites branded, limited service hotels located in Orlando, Florida, Andover, Massachusetts, Parsippany, New Jersey, Malvern, Pennsylvania, Somerset, New Jersey, and Princeton, New Jersey, and one agreement related to the former InterContinental branded, full service hotel located in Houston, Texas. Three of those former Staybridge Suites hotels have been rebranded as Sonesta ES Suites hotels, and that former InterContinental hotel has been rebranded as a Royal Sonesta hotel.  We expect the other three of those Staybridge Suites hotels to be rebranded as Sonesta ES Suites hotels during August 2012.  All of the management agreements for these hotels were added to the Sonesta No. 1 agreement discussed above.

In August 2012, we entered into six hotel management agreements with Sonesta for six additional hotels historically owned by us and managed by InterContinental.  Those agreements relate to the former Staybridge Suites branded, limited service hotels located in Houston, Texas, Columbia, Maryland, Charlotte, North Carolina, Atlanta, Georgia, St. Louis, Missouri, and Myrtle Beach, South Carolina.  We expect these six hotels to be rebranded as Sonesta ES Suites hotels during August 2012.  All of the management agreements for these hotels were added to the Sonesta No. 1 agreement discussed above.

Pursuant to our management agreements with Sonesta, we incurred management fees and related expenses of $1,173 and $1,633 for the three and six months ended June 30, 2012.  These amounts are included in hotel operating expenses in our condensed consolidated financial statements.

We have provided notice to InterContinental that two additional hotels that we own and that are currently being managed by InterContinental will be removed from our management agreement with InterContinental (which InterContinental agreement is further described in Note 12 below).  In August 2012, we entered into agreements to sell these two hotels.  One agreement provides for our sale of the Staybridge Suites branded, limited service hotel located in Schaumburg, Illinois to Schaumberg Suites LLC for a cash purchase price of $2,060, and the other agreement provides for our sale of the Staybridge Suites branded, limited service hotel located in Auburn Hills, Michigan to Auburn Hills Suites LLC for a cash purchase price of $3,510.  We expect to complete the two sales in the third quarter of 2012.  The sales are subject to closing conditions, which may result in cancellation of one or both of these transactions.  We understand that the buyers intend to enter into management agreements for those hotels with Sonesta.  The buyers are affiliates of RMR, our manager, and are owned by Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees.  As noted above, Messrs. Barry and Adam Portnoy have relationships with RMR and RMR provides services to us and to Sonesta.  The purchase price to be paid for these two hotels is equal to prices agreed between us and InterContinental and this sale was approved by our Independent Trustees after considering an appraisal report.

We have provided notice to Marriott that two hotels will be removed from the management agreement we have with Marriott that we refer to as our Marriott No. 234 agreement (which agreement is further described in Note 12 below) and rebranded as Sonesta branded hotels.  We entered into hotel management agreements with Sonesta to manage these hotels and we expect these hotels will be added to the Sonesta No. 1 agreement during the third quarter of 2012.  For more information about our management agreements with Sonesta, please see Note 12 below.

We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  One of those five other companies became a shareholder of AIC during the quarter ended June 30, 2012.  All of our Trustees, and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,408 and $5,291 as of June 30, 2012 and December 31, 2011, respectively.  We recognized income of $76 and $46 for the

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

three months ended June 30, 2012 and 2011, respectively, and $121 and $83 for the six months ended June 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $5,256 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2, “Warning Concerning Forward Looking Statements,” and Part II, Item 5 “Other Information”, and our 2011 Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 29, 2012, or our Proxy Statement, our Current Reports on Forms 8-K dated April 23, 2012, May 30, 2012, June 12, 2012, July 6, 2012, July 16, 2012 and July 25, 2012, and our other filings with the SEC, including Note 8 to our Consolidated Financial Statements included in our 2011 Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2011 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our 2011 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 12. Hotel Management Agreements and Leases

Marriott No. 234 agreement.  During the three and six months ended June 30, 2012, the payments we received under our Marriott No. 234 agreement which requires annual minimum returns to us of $102,472 were $2,389 and $4,670 less than the minimum amounts contractually required, respectively.  During the three months ended June 30, 2012, after giving effect to the retroactive adjustment to the capital expenditure, or FF&E, reserve funding requirements discussed below, the amount available under Marriott’s guaranty was replenished by $6,523 and during the six months ended June 30, 2012 the amount available under Marriott’s guaranty was reduced by the $400 of net guaranty payments to us.  Also, during the period from June 30, 2012 to August 7, 2012, the minimum return payments we received for these hotels were $765 less than the contractual minimum returns due to us and the amount available under Marriott’s guaranty was replenished by $1,294.  The balance of this guaranty was $31,766 as of August 7, 2012.

We and Marriott previously identified 21 Marriott hotels included in our Marriott No. 234 agreement for potential sale.  In May 2012, we announced we had entered agreements with Marriott to retain ownership of and renovate 18 of the 21 hotels.  We currently expect to fund approximately $43,000 for certain improvements to the 18 hotels.  As we fund these amounts, our annual minimum returns due under the Marriott No. 234 agreement will be increased by 9% of the amounts funded.  As discussed in Note 7, in July 2012 we sold one of these 21 hotels, a full service Marriott hotel in St. Louis, MO.  We received net proceeds of $28,850 from the sale and our annual minimum returns under the Marriott No. 234 agreement were decreased by $2,597 when this hotel was sold.  In June 2012, we provided notice to Marriott that we plan to remove the remaining two of the 21 hotels from the Marriott No. 234 agreement during the third quarter of 2012.  We currently expect to convert these two hotels to Sonesta brands and management.  Our annual minimum

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

returns under the Marriott No. 234 agreement will be reduced by $990 when these two hotels are removed from the Marriott No. 234 agreement.

The May 2012 agreements with Marriott provide that the FF&E reserve funding requirements for all hotels included in the Marriott No. 234 agreement are eliminated during 2012 (effective May 30, 2012 and retroactive to January 1, 2012), reduced in 2013 and 2014, and then increased in 2015 through the remaining agreement term.  This change in FF&E reserve funding requirements had the impact of reducing our reported net income and normalized FFO for the three months ended June 30, 2012, by $7,422, or $0.06 per share, but had no impact on our cash flows from operating activities.  The May 2012 agreements with Marriott also provide that Marriott’s limited guarantee of the minimum return amounts due to us under the Marriott No. 234 agreement will be extended through 2019.

InterContinental agreement. During the three months ended June 30, 2012, the payments we received under our agreement with InterContinental covering 126 hotels and requiring minimum returns to us of $153,352 were $1,501 more than the minimum amounts contractually required.  We replenished the available security deposit by the $1,501 of excess payments received.  During the six months ended June 30, 2012, the payments we received under our agreement with InterContinental were $14,750 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from June 30, 2012 to August 7, 2012, the minimum return payments we received under our InterContinental agreement were $800 more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $41,871 as of August 7, 2012.

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

Under the InterContinental agreement, we have the option to sell or rebrand up to 42 hotels included in the agreement.  In April 2012, we and InterContinental agreed to retain three of the 42 hotels in the InterContinental agreement.  During the period February 2012 to June 2012, we provided notices to InterContinental that we plan to remove the remaining 39 of the 42 hotels from the InterContinental agreement.  As of June 30, 2012, we had removed four of the 39 hotels from the InterContinental agreement and our annual minimum returns due under the agreement were reduced by $9,923.  We entered into management agreements with Sonesta for these hotels, which were converted to Sonesta brands and management during the second quarter of 2012.  Since June 30, 2012, we have converted an additional seven hotels to Sonesta brands and management and we currently expect to convert an additional six of the 39 hotels to Sonesta brands and management in the third quarter of 2012.  Our annual minimum returns due under the InterContinental agreement will decrease by $15,583 when these 13 hotels are removed.  As described below, in May 2012, we entered into an agreement with Wyndham Hotel Group, or Wyndham, a member of the Wyndham Worldwide Corporation for 20 of these 39 hotels.  We converted these 20 hotels to the Wyndham brands and management on August 1, 2012.  Our annual minimum returns under the InterContinental agreement decreased by $9,038 when these hotels were removed.  In August 2012, we entered into agreements to sell the remaining two of the 39 hotels for a combined purchase price of $5,570, excluding closing costs.  We will retain the net proceeds from the sales and our annual minimum returns due under the InterContinental agreement will decrease by $446 when these hotels are sold.  We currently expect to complete these sales in the third quarter of 2012; these pending sales are subject to closing conditions; accordingly, we cannot provide any assurance that we will sell these hotels.

Sonesta agreements.  As described in Note 11, on January 31, 2012, we entered into two management agreements with Sonesta to manage our Cambridge Hotel and New Orleans Hotel.  The management agreement for our Cambridge Hotel, which is included in our Sonesta No. 1 agreement, provides that we are paid a fixed minimum return equal to 8%

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

of our invested capital, as defined, if gross revenues of the hotels, after payment of hotel operating expenses and base fees to Sonesta, are sufficient to do so.  Under the terms of this agreement, we may earn additional returns of 80% of cash flow after payment of our minimum returns and reimbursement of operating losses or working capital advances, if any.  We are required to fund operating losses or working capital shortfalls, but may recover these amounts from future cash flows, if any.  As described above, we have notified InterContinental that we plan to remove and rebrand a total of 17 hotels to Sonesta brands and management.  During the second quarter of 2012, we entered into hotel management agreements with Sonesta for four of these hotels and added them to our Sonesta No. 1 agreement.  Since June 30, 2012, we have entered into an additional 13 hotel management agreements with Sonesta for the conversion of 13 hotels to Sonesta brands and management.  Seven of these hotels have already been converted to Sonesta brands and management and added to our Sonesta No. 1 agreement.  The terms of these management agreements are substantially the same as our Cambridge Hotel management agreement, except that in the case of limited service hotels where the base management fee payable to Sonesta is 5% of gross revenues (compared to 3% of gross revenues for other Sonesta branded hotels) and our working capital advance per room requirements are less.  In addition, in April 2012, we entered into a pooling agreement with Sonesta as further described in Note 11.  Under the terms of the pooling agreement, results from the hotels included in our Sonesta No. 1 agreement are combined for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  Our annual minimum return under the Sonesta No. 1 agreement, which includes five hotels as of June 30, 2012, was $19,523.  Also as described above, we have notified Marriott that we plan to remove and rebrand two hotels to the Sonesta brand and management.  We currently expect the conversion of the remaining six InterContinental hotels and two Marriott hotels to be completed during the third quarter of 2012 and expect to add these hotels to our Sonesta No. 1 agreement.  The annual minimum returns for these 15 hotels (13 InterContinental and two Marriott) to be, or already rebranded as Sonesta brands are expected to approximate the reductions in the annual minimum returns due under the InterContinental and Marriott No. 234 agreements when they are removed.  We currently expect to fund between $130,000 and $150,000 for rebranding, renovations and other improvements to the 19 hotels we have or expect to rebrand as Sonesta hotels.  As these amounts are funded, the annual minimum returns due to us under the Sonesta No. 1 agreement will increase.

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

Wyndham agreement.  On May 21, 2012, we entered an agreement to rebrand 20 of our hotels which were managed by InterContinental to brands owned by Wyndham, which conversion occurred on August 1, 2012.  All 20 hotels are being managed by Wyndham under a long term management contract with an initial term of 25 years and two renewal terms of 15 years each.  Wyndham has agreed to pay us an annual minimum return from the operating results of these hotels of $9,240, and such payment is partially guaranteed by Wyndham.  We have agreed to provide up to $75,000 for refurbishment and rebranding of these hotels to “Wyndham Hotels and Resorts” (four hotels) and “Hawthorn Suites by Wyndham” (16 hotels) brand standards.  As these amounts are funded, our annual minimum returns due to us under the management agreement will increase by 8% of the amounts funded.

Other management agreement and lease matters. As of August 7, 2012, all payments due to us from our managers and tenants under our other operating agreements were current.  Certain amounts of minimum return and minimum rent payments due to us under some of our other hotel management agreements and leases are supported by guarantees. The guaranty provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($19,265 remaining at June 30, 2012). The guaranty provided by Carlson Hotels Worldwide, or Carlson, with

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

respect to the 11 hotels managed by Carlson is limited to $40,000 ($24,204 remaining at June 30, 2012).  The guaranty provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 agreement) is unlimited and continues throughout the lease term.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $535 and $6,165, less than the minimum returns due to us in the three months ended June 30, 2012 and 2011, respectively, and $26,396 and $31,222 less than the minimum returns due to us in the six months ended June 30, 2012 and 2011, respectively.  When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to operating expenses was $535 and $6,165 in the three months ended June 30, 2012 and 2011, respectively, and $20,027 and $31,222 in the six months ended June 30, 2012 and 2011, respectively.  We had $6,369 of shortfalls not funded by managers during the six months ended June 30, 2012, which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

In November 2010, Host Hotels & Resorts, Inc., or Host, notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 agreement.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels; this management agreement with Marriott expires in 2024.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at June 30, 2012, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale (1)	$18,440	$—	$18,440	$—
Investment securities (2)	$12,888	$12,888	$—	$—

(1)

Our property held for sale consisted of one Marriott hotel we had agreed to sell at June 30, 2012. We estimated the fair value less costs to sell this hotel using the selling price agreed to with a third party (Level 2 inputs). In July 2012, we completed the sale of this hotel. Because the expected selling price was higher than our net book value for this hotel, the hotel was carried at its net book value. We removed 20 Marriott branded hotels with a carrying value of $104,585 from held for sale status in March 2012. As described in Note 12, we have agreed to retain and renovate 18 of these hotels and expect to retain and rebrand the remaining two hotels to the Sonesta brand and management. We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove these hotels from held for sale status.

(2)

Our investment securities, consisting of our 2,540,000 shares of TA, which are included in our other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these securities is $9,267. The unrealized gain for these securities as of June 30, 2012, is included in cumulative other comprehensive income in our Condensed Consolidated Balance Sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At June 30, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2012 at 6.85%(1)	$—	$—	$100,829	$105,407
Senior Notes, due 2013 at 6.75%	287,000	299,175	287,000	301,871
Senior Notes, due 2014 at 7.875%	300,000	331,964	300,000	333,887
Senior Notes, due 2015 at 5.125%	280,000	292,464	280,000	290,052
Senior Notes, due 2016 at 6.3%	275,000	295,881	275,000	291,572
Senior Notes, due 2017 at 5.625%	300,000	320,655	300,000	313,106
Senior Notes, due 2018 at 6.7%	350,000	397,576	350,000	386,942
Convertible Senior Notes, due 2027 at 3.8%(2)	8,478	8,792	79,054	80,087
Unamortized discounts	(4,166)	—	(5,169)	—
Total financial liabilities	$1,796,312	$1,946,507	$1,966,714	$2,102,924

(1)	We redeemed these notes at par plus accrued interest on April 11, 2012.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(2)	On March 20, 2012, we repurchased $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders of those notes for repurchase.

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

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations — The U.S. hotel industry generally continues to show improvement in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, over 2011, but these measures are still below levels prior to the recent recession.  We believe the increases in ADR, occupancy and RevPAR at certain of our hotels in 2012 have been below hotel industry averages due primarily to the disruption and displacement caused by renovation activities.  During the three and six months ended June 30, 2012, we had 72 and 112, respectively, of our hotels under renovation for all or part of the period.  We expect this high level of hotel renovation activity to continue into 2013.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the U.S. economy and the lodging industry take an extended period to recover from the severe declines experienced during the recent recession, if economic conditions decline, or if our hotel renovation activities described above do not result in improved operating results at these hotels.  Further, certain of the guarantees that have been granted to us are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum return shortfalls.  If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders.

Marriott No. 234 agreement.  Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and six months ended June 30, 2012, the payments we received under our Marriott No. 234 agreement which requires annual minimum returns to us of $102,472 were $2,389 and $4,670 less than the minimum amounts contractually required, respectively.  During the three months ended June 30, 2012, after giving effect to the retroactive adjustment to the FF&E reserve funding requirements discussed in Note 12, the amount available under Marriott’s guaranty was replenished by $6,523, and during the six months ended June 30, 2012 the amount available under Marriott’s guaranty was reduced by the $400 of net guaranty payments to us.  Also, during the period from June 30, 2012 to August 7, 2012, the minimum return payments we received for these hotels were $765 less than the contractual minimum returns due to us and the amount available under Marriott’s guaranty was replenished by $1,294.  The balance of this guaranty was $31,766 as of August 7, 2012.

InterContinental agreement.  Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three months ended June 30, 2012, the payments we received under our agreement with InterContinental covering 126 hotels and requiring minimum returns to us of $153,352 were $1,501 more than the minimum amounts contractually required.  We replenished the available security deposit by the $1,501 of excess payments received.  During the six months ended June 30, 2012, the payments we received under our agreement with InterContinental were $14,750 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from June 30, 2012 to August 7, 2012, the minimum return payments we received under our InterContinental agreement were $800 more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $41,871 as of August 7, 2012.

Sonesta agreements.  On January 31, 2012, we completed our acquisition of the entities which own the Cambridge Hotel and the New Orleans Hotel for $153,062 ($150,500 cash consideration and $2,562 of assumed net liabilities),

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

excluding acquisition costs.  Additional details of this transaction are set forth in Notes 7 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

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

Wyndham agreement.  Details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Other management agreement and lease matters. As of August 7, 2012, all payments due to us from our managers and tenants under our other operating agreements were current.  Additional details of our guarantees from Hyatt and Carlson and our lease agreements with TA are set forth in Notes 11 and 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

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

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 hotels which we have historically referred to as our Marriott No. 1 agreement.  In the absence of any default by Host, upon expiration of the agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host, to lease these hotels to one of our TRSs and to continue the existing hotel brand and management agreements with Marriott with respect to these hotels; this management agreement with Marriott expires in 2024.

Management Agreements and Leases

At June 30, 2012, we owned or leased 290 hotels operated under eight operating agreements; 234 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies, one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and 55 are leased to third parties.  At June 30, 2012, we also owned 185 travel centers that are leased to TA under two agreements. Our Condensed Consolidated Statements of Income and Comprehensive Income include operating revenues and expenses of our managed hotels and rental income for leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table on pages 35 and 36 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2012 versus 2011

	For the Three Months Ended June 30,
			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$265,068	$230,335	$34,733	15.1%
Rental income:
Minimum rents - hotels	22,096	27,986	(5,890)	(21.0)%
Minimum rents - travel centers	51,592	50,254	1,338	2.7%
Total rental income	73,688	78,240	(4,552)	(5.8)%
FF&E reserve income	4,427	5,234	(807)	(15.4)%

Expenses:
Hotel operating expenses	193,219	152,814	40,405	26.4%
Depreciation and amortization - hotels	42,603	37,338	5,265	14.1%
Depreciation and amortization - travel centers	21,674	20,292	1,382	6.8%
Total depreciation and amortization	64,277	57,630	6,647	11.5%
General and administrative	11,475	10,190	1,285	12.6%
Acquisition related costs	504	763	(259)	(33.9)%
Loss on asset impairment	—	7,263	(7,263)	(100.0)%

Operating income	73,708	85,149	(11,441)	(13.4)%

Interest income	51	14	37	264.3%
Interest expense	(32,714)	(33,331)	(617)	(1.9)%
Equity in earnings of an investee	76	46	30	65.2%
Income before income taxes	41,121	51,878	(10,757)	(20.7)%
Income tax expense	(3,435)	(235)	3,200	1,361.7%

Net income	37,686	51,643	(13,957)	(27.0)%
Preferred distributions	(10,722)	(7,470)	(3,252)	43.5%
Net income available for common shareholders	26,964	44,173	(17,209)	(39.0)%
Weighted average shares outstanding	123,560	123,450	110	0.1%
Net income available for common shareholders per common share	$0.22	$0.36	$(0.14)	(38.9)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2012 compared with the three month period ended June 30, 2011.

The increase in hotel operating revenues in the second quarter of 2012 compared to the second quarter of 2011 was caused primarily by increased revenue at certain of our managed hotels due to increases in ADR and higher occupancies, the conversion of 19 hotels from leased to managed properties in June 2011 and our acquisition of the entities that own or lease the Cambridge Hotel and the New Orleans Hotel in January 2012.  These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations during the 2012 period which resulted in lower occupancies.  Additional operating statistics of our hotels are included in the table on page 39.

The decrease in rental income - hotels is a result of the conversion of 19 hotels from leased to managed in June 2011, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1, 2011.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we funded to certain of our travel centers since April 1, 2011.  Rental income for the 2012 and 2011 periods includes ($69) and $1,195 of straight line rent, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of the 19 hotels from leased to managed in June 2011, partially offset by increased levels of sales at our leased hotels during the respective periods of 2012 versus 2011. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 19 hotels from leased to managed in June 2011, our hotel acquisitions and increased expenses associated with higher occupancy at certain of our managed hotels, partially offset by operating expense decreases at certain hotels undergoing renovations.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $535 and $6,165, less than the minimum returns due to us in the three months ended June 30, 2012 and 2011, respectively.  When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to operating expenses was $535 and $6,165 in the three months ended June 30, 2012 and 2011, respectively.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since April 1, 2011 and our hotel acquisitions, partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2011.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers since April 1, 2011.

The increase in general and administrative costs is primarily due to increased business management fees and franchise taxes during the respective periods of 2012 versus 2011.

Acquisition related costs represent legal and other costs incurred in connection with our January 2012 acquisition of the entities that own or lease the Cambridge Hotel and the New Orleans Hotel as described above and costs associated with the unsuccessful acquisition of other hotel properties.

We recorded a $7,263, or $0.06 per share, loss on asset impairment in the second quarter of 2011 in connection with our consideration of selling certain InterContinental and Marriott hotels.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during the respective periods of 2012 versus 2011.

The decrease in interest expense is primarily due to lower weighted average interest rates, partially offset by higher average borrowings in the 2012 period, compared to the 2011 period.

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

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended June 30, 2012, compared to the prior year period, are primarily a result of the changes discussed above.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Six Months Ended June 30, 2012 versus 2011

	For the Six Months Ended June 30,
			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$490,053	$427,872	$62,181	14.5%
Rental income:
Minimum rents - hotels	44,039	57,687	(13,648)	(23.7)%
Minimum rents - travel centers	102,909	100,086	2,823	2.8%
Total rental income	146,948	157,773	(10,825)	(6.9)%
FF&E reserve income	7,602	10,148	(2,546)	(25.1)%

Expenses:
Hotel operating expenses	343,240	282,567	60,673	21.5%
Depreciation and amortization - hotels	82,562	73,801	8,761	11.9%
Depreciation and amortization - travel centers	43,078	40,143	2,935	7.3%
Total depreciation and amortization	125,640	113,944	11,696	10.3%
General and administrative	21,997	19,454	2,543	13.1%
Acquisition related costs	1,564	763	801	105.0%
Loss on asset impairment	889	7,263	(6,374)	(87.8)%

Operating income	151,273	171,802	(20,529)	(11.9)%

Interest income	117	43	74	172.1%
Interest expense	(66,806)	(66,670)	136	0.2%
Equity in earnings of an investee	121	83	38	45.8%
Income before income taxes	84,705	105,258	(20,553)	(19.5)%
Income tax expense	(4,071)	(567)	3,504	618.0%

Net income	80,634	104,691	(24,057)	(23.0)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(2,944)	—	(2,944)	—
Preferred distributions	(21,910)	(14,940)	(6,970)	46.7%
Net income available for common shareholders	55,780	89,751	(33,971)	(37.9)%
Weighted average shares outstanding	123,541	123,447	94	0.1%
Net income available for common shareholders per common share	$0.45	$0.73	$(0.28)	(38.4)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2012 compared with the six month period ended June 30, 2011.

The increase in hotel operating revenues in the first six months of 2012 compared to the first six months of 2011 was caused primarily by increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies, the conversion of 19 hotels from leased to managed properties in June 2011 and our hotel acquisitions as described above.  These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations during the 2012 period which resulted in lower occupancies.  Additional operating statistics of our hotels are included in the table on page 39.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in rental income - hotels is a result of the conversion of the 19 hotels from leased to managed in June 2011 as described above, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2011.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we funded to certain of our travel centers since January 1, 2011.  Rental income for the 2012 and 2011 periods includes $287 and $2,399 of straight line rent, respectively.

The decrease in FF&E reserve income is primarily the result of the conversion of the 19 hotels from leased to managed in June 2011 as described above, partially offset by increased levels of sales at our leased hotels in the respective periods of 2012 versus 2011.

The increase in hotel operating expenses was primarily caused by the conversion of the 19 hotels from leased to managed in June 2011 as described above, our hotel acquisitions and increased expenses associated with higher occupancy at certain of our managed hotels, partially offset by operating expense decreases at certain hotels undergoing renovations.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $26,396 and $31,222 less than the minimum returns due to us in the six months ended June 30, 2012 and 2011, respectively.  When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income and Comprehensive Income as a reduction to hotel operating expenses. The reduction to operating expenses was $20,027 and $31,222 in the six months ended June 30, 2012 and 2011, respectively.  The remaining $6,369 of shortfalls not funded by managers during the six months ended June 30, 2012 represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2011 and our hotel acquisitions, partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2011.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers since January 1, 2011.

The increase in general and administrative costs is primarily due to increased business management fees, franchise taxes and professional services expense in the respective periods of 2012 versus 2011.

Acquisition related costs represent legal and other costs incurred in connection with our January 2012 acquisition of the entities that own or lease the Cambridge Hotel and the New Orleans Hotel as described above and costs associated with the unsuccessful acquisition of other hotel properties.

We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.  We recorded a $7,263, or $0.06 per share, loss on asset impairment in the second quarter of 2011 in connection with our consideration of selling certain InterContinental and Marriott hotels.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during the respective periods of 2012 versus 2011.

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

We reduced net income available for common shareholders for the six months ended June 30, 2012, by $2,944, which represented the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that were redeemed in February 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

The increase in preferred distributions is the result of our issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in January 2012, partially offset by our redemption of 3,450,000 shares of our 8.875% Series B cumulative redeemable preferred shares in February 2012.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in the six months ended June 30, 2012 are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2012, all 475 of our properties were operated under 10 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. These hotel managers and tenants derive their funding for property operating expenses, and returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.  As noted elsewhere in this Quarterly Report on Form 10-Q, on May 21, 2012, we entered an agreement to rebrand 20 hotels we currently own and that are managed by InterContinental to brands owned by Wyndham; as of August 8, 2012, our hotel managers include Marriott, InterContinental, Hyatt, Carlson, Sonesta and now Wyndham.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us and the required FF&E reserve contributions, if any, divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our operating agreements is presented in the tables on pages 35 and 36.  During the twelve months ended June 30, 2012, seven of our eight hotel operating agreements generated coverage of less than 1.0x (0.48x to 0.88x); our Sonesta No. 2 agreement generated coverage of 2.86x during the twelve months ended June 30, 2012.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended June 30, 2012, the operating results from our 185 properties in our two travel center leases generated coverage of 1.74x and 1.72x, respectively.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Two hundred ninety (290) of our properties, representing 61% of our total investments at cost as of June 30, 2012, are operated under six management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee or supplemental payments to us, if any, made under any of our management agreements or

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features in our agreements to cover these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period or if our hotel renovation activities described above do not result in improved operating results at these hotels.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured.  If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest expense on our debt and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest expense and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter.  However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our managers and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows in the six months ended June 30, 2012 compared to the same period in 2011 were as follows: (1) cash flow provided by operating activities increased from $166,882 in 2011 to $180,433 in 2012; (2) cash used in investing activities increased from $48,088 in 2011 to $301,784 in 2012; and (3) cash provided by (used in) financing activities increased from ($120,423) in 2011 to $137,819 in 2012.

The increase in cash provided by operating activities between the 2012 and 2011 periods is due primarily to a reduction in the application of security deposits to fund payment shortfalls in 2012, the increase in rental income we received related to our TA leases, and income from our hotel acquisitions. The increase in cash used in investing activities is primarily due to our January 2012 hotel acquisitions and the funding in 2012 of improvements under our InterContinental and Marriott No. 234 agreements.  The net increase in cash provided by financing activities between the 2012 and 2011 periods is primarily a result of the proceeds from our issuance of our Series D preferred shares and our unsecured term loan in 2012, partially offset by the redemption of our Series B preferred shares, repayment of our 6.85% senior notes and repurchase of certain of our 3.8% convertible senior notes in 2012.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.  Our provision for tax expense in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 increased by $3,504 primarily because of higher state taxes imposed despite our tax status as a REIT and despite our TRS tax loss carry forwards and federal taxes related to our TRS that leases the New Orleans Hotel that we acquired on January 31, 2012.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2012, our hotel managers and hotel tenants contributed $16,275 to these accounts and $64,458 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of June 30, 2012, there was $47,467 on deposit in these escrow accounts, which was held directly by us and is reflected on our Condensed Consolidated Balance Sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2012, we funded $133,158 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

·                  During the six months ended June 30, 2012, we funded $254 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility.  We currently do not expect to make significant fundings for capital improvements under this agreement during the remainder of 2012.

·                  Pursuant to the June 2011 agreement we entered with Marriott for management of 71 hotels (Marriott No. 234), we agreed to provide approximately $102,000 of funding during 2012 and 2013 for renovations of certain of these hotels and for other improvements.  As we fund improvements pursuant to this agreement, the minimum returns payable to us increase.  As of June 30, 2012, $45,200 has been funded.  We funded $40,200 of this amount during the six months ended June 30, 2012 using existing cash balances and borrowings under our revolving credit facility.  In May 2012, we entered an agreement with Marriott to retain and renovate 18 hotels we previously identified for possible sale under our June 2011 agreement.  We currently expect to provide approximately $43,000 for renovations and other improvements to these 18 hotels.  As noted elsewhere in this Quarterly report on Form 10-Q, we sold one hotel and two additional hotels will be removed from our Marriott No. 234 agreement.  We currently expect to fund approximately $38,800 during the remainder of 2012 for the remaining 68 hotels under this agreement using existing cash balances or borrowings under our revolving credit facility.  As we fund improvements to these hotels, the minimum returns payable to us increase.

·                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 130 hotels, we have committed to a renovation program for the hotels we expected to retain in the agreement pursuant to which we expected to invest approximately $290,000 from 2011 through 2013.  As of June 30, 2012, $126,825 has been funded.  We funded $88,188 of this commitment during the six months ended June 30, 2012 using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund approximately $123,818 during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  As we fund improvements pursuant to the InterContinental agreement, the minimum returns payable to us will increase.

·                  Our Sonesta management agreements do not require FF&E escrow deposits.  Under our Sonesta No. 1 agreement, we are required to fund capital expenditures made at our hotels.  During the six months ended June 30, 2012, we funded $791 for capital expenditures under this agreement.  During the second quarter of 2012, we rebranded as Sonesta hotels four hotels we own that have been managed by Intercontinental.  Since June 30, 2012, we have rebranded an additional seven hotels we own that have been managed by InterContinental, and we currently expect to rebrand as Sonesta hotels an additional eight hotels we own that have been managed by InterContinental and Marriott in the third quarter of 2012.  We currently expect to fund between $130,000 and $150,000 for rebranding, renovations and other improvements to the 19 hotels (17 InterContinental and two Marriott) we have or expect to rebrand as Sonesta hotels, including $10,000 during the remainder of 2012

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

using existing cash balances or borrowings under our revolving credit facility.  As we fund improvements pursuant to our Sonesta No. 1 agreement, the minimum returns payable to us will increase.

·                  The New Orleans Hotel under our Sonesta No. 2 agreement is subject to a lease. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel, as defined, less capital expenditures made during the lease year.  During the six months ended June 30, 2012, we funded $3,295 of capital expenditures from hotel net profits.  The amounts of additional improvement funding from this hotel’s net profits during the remainder of 2012 is currently being discussed with the hotel owner.

·                  On May 21, 2012, we entered an agreement to rebrand 20 hotels we currently own and that are managed by InterContinental to brands owned by Wyndham.  We have agreed to provide up to $75,000 for refurbishment and rebranding of these 20 hotels to “Wyndham Hotels and Resorts” and “Hawthorn Suites by Wyndham” brand standards.  During the six months ended June 30, 2012, we funded $430 for capital expenditures under this agreement.  We currently expect to fund approximately $25,000 during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  As these funds are advanced, the amount of our minimum returns will increase by a percentage of the amounts funded.

In November 2010, Host notified us that it will not exercise its renewal option at the end of the current lease term for 53 Courtyard hotels which we have historically referred to as our Marriott No. 1 agreement.  Assuming that Host does not default on its contractual obligations to us, upon expiration of this agreement on December 31, 2012, we expect to return the $50,540 security deposit to Host. We currently expect to fund the return of this security deposit using existing cash balances or borrowings under our revolving credit facility.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases.  We funded $18,065 for capital improvements to TA under this lease provision during the six months ended June 30, 2012 and currently expect to fund approximately $60,000 for capital improvements to our travel center properties during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  However, TA is not obligated to request and we are not obligated to fund any such improvements.

On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.

On each of February 15, 2012 and May 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2012 and May 14, 2012, respectively.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On July 2, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on July 31, 2012, with respect to the period ending August 14, 2012. We expect to pay this amount on or about August 15, 2012 using existing cash balances and borrowings under our revolving credit facility.

On April 16, 2012 and July 16, 2012, we paid a $0.43046875 and $0.4453125, respectively, per share distribution to our Series D preferred shareholders with respect to the periods ended April 14, 2012 and July 14, 2012, respectively. We paid these distributions using existing cash balances.

On each of February 23, 2012 and May 24, 2012, we paid a $0.45 per share distribution to our common shareholders.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On July 9, 2012, we declared a $0.45 per share distribution to our common shareholders of record on July 27, 2012.  We expect to pay this amount on or about August 22, 2012 using existing cash balances and borrowings under our revolving credit facility.

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

In January 2012, we purchased the Cambridge Hotel and the New Orleans Hotel for $153,062 ($150,500 cash consideration and $2,562 of assumed net liabilities), excluding acquisition costs, using cash on hand, including the proceeds from the issuance of our Series D preferred shares discussed above and borrowings under our revolving credit facility.

In July 2012, we sold our Marriott branded hotel in St. Louis, MO for net proceeds of $28,850.  We expect to record a gain on sale of approximately $10,310, or $0.08 per share, in the third quarter of 2012.  Net proceeds from the sale were used for general business purposes, including the funding of renovations at certain hotels.

In August 2012, we entered into agreements to sell our Staybridge Suites branded, limited service hotels located in Schaumburg, IL and Auburn Hills, MI for an aggregate cash purchase price of $5,570.  The buyers are affiliates of RMR, our manager, and are owned by Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees.  As noted in Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and elsewhere herein, Messrs. Barry and Adam Portnoy have relationships with RMR, and RMR provides services to us and to Sonesta.  We expect to complete the two sales in the third quarter of 2012.  The sales are subject to closing conditions which may result in cancellation of one or both of these transactions.  The purchase price to be paid for these two hotels is equal to release prices agreed between us and InterContinental and this sale was approved by our Independent Trustees after consideration of an appraisal report.  The buyers intend to fund certain improvements at these hotels which will be rebranded and managed by Sonesta.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to make distributions or pay operating expenses, we maintain a $750,000 revolving credit facility with a group of institutional lenders.  The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016.  Interest paid under the facility is set at LIBOR plus 130 basis points, subject to adjustments based on our senior unsecured debt ratings.  We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that may have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

revolving credit facility and unsecured term loan.  As of June 30, 2012 and August 7, 2012, we had no amounts outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of June 30, 2012 were as follows: $287,000 in 2013, $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

At June 30, 2012, we had $24,771 of cash and cash equivalents and $750,000 available to borrow under our revolving credit facility.  We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements that we believe have had or would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at June 30, 2012, consist of our revolving credit facility, our $400,000 unsecured term loan and $1,800,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2012, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2012, we owned or leased 290 hotels and 185 travel centers under 10 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Hyatt, Carlson and Sonesta under eight agreements. Our 185 travel centers are leased to and operated by TA under two lease agreements.  As noted elsewhere in this Quarterly Report on Form 10-Q, on May 21, 2012, we entered an agreement to rebrand 20 hotels we currently own and that are managed by InterContinental to brands owned by Wyndham.

The tables on the following pages summarize significant terms of our leases and management agreements as of June 30, 2012, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Operating Agreements

(as of June 30, 2012)

(dollars in thousands)

Property Brand:	Courtyard by Marriott®	Marriott® / Residence Inn by Marriott® / Courtyard by Marriott® / TownePlace Suites by Marriott® / SpringHill Suites by Marriott®	Marriott®	Staybridge Suites® / Candlewood Suites® / InterContinental® / Crowne Plaza® / Holiday Inn®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®

Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234)	Marriott (no. 5)	InterContinental	Hyatt	Carlson
Number of Properties:	53	71 (1)	1	126 (2)	22	11
Number of Rooms / Suites:	7,610	9,954	356	18,771	2,724	2,096
Number of States:	24	24	1	30 plus Ontario and Puerto Rico.	14	7
Tenant:	Subsidiary of Host Hotels & Resorts.	Our TRS.	Subsidiary of Marriott.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.
Investment (000s) (3):	$677,202	$997,226	$90,078	$1,745,918	$301,942	$202,251
Security Deposit (000s):	$50,540	— (4)	—	$41,070 (5)	—	—
End of Current Term:	2012	2025	2019	2036	2030	2030
Renewal Options (6):	3 for 12 years each. (7)	2 for 10 years each.	4 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (8):	$67,582	$102,472	$9,749 (9)	$153,352	$22,037	$12,920
Additional Return:	—	62.5% of excess cash flow. (10)	—	$14,423; 50% of excess cash flow. (11)	50% of cash flow in excess of minimum return.(12)	50% of cash flow in excess of minimum return.(12)
Percentage Return / Rent:	5.0% of revenues above 1994/95 revenues. (13)	—	—	—	—	—
Return / Rent Coverage (14):
Year ended 12/31/11:	0.81x	0.73x	0.50x	0.86x	0.81x	0.64x
Twelve months ended 6/30/12:	0.88x	0.78x	0.48x	0.87x	0.78x	0.70x
Three months ended 6/30/12:	1.14x	1.08x	0.40x	1.00x	1.00x	0.84x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guaranty provided by Marriott. (15)	Marriott guaranty.	—	Limited guaranty provided by Hyatt; parent minimum net worth requirement.(16)	Limited guaranty provided by Carlson; parent minimum net worth requirement.(17)

See Notes to Summary of Operating Agreements on pages 37 and 38.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Operating Agreements

(as of June 30, 2012)

(dollars in thousands)

Property Brand:	Royal Sonesta®/ Sonesta® / Sonesta ES Suites®	Royal Sonesta®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)

Agreement Reference Name:	Sonesta (no. 1) (18)	Sonesta (no. 2) (19)	TA (no. 1)	TA (no. 2)	10

Number of Properties:	5	1	145	40	475

Number of Rooms / Suites:	1,521	483	—	—	43,515

Number of States:	4	1	39	25	44 plus Ontario and Puerto Rico

Tenant:	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants

Manager:	Subsidiary of Sonesta.	Subsidiary of Sonesta.	TA.	TA.	6 Managers

Investment (000s) (3):	$283,804	$31,323	$1,908,975	$731,526	$6,970,245

Security Deposit (000s):	—	—	—	—	$91,610

End of Current Term:	2037	2024	2022	2024	2012-2037 (average 15 years)

Renewal Options (6):	2 for 15 years each.	—	—	2 for 15 years each.	—

Annual Minimum Return / Minimum Rent (000s):	$19,523 (20)	$2,440 (21)	$150,463 (8)(22)	$56,372 (8)	$596,910

Additional Return:	80% of cash flow in excess of minimum return. (23)	— (21)	—	—	$14,423

Percentage Return / Rent:	—	—	3% of non-fuel revenues and .3% of fuel revenues above 2011 revenues.(13)	3% of non-fuel revenues and .3% of fuel revenues above 2012 revenues. (13)	—

Return / Rent Coverage (14):

Year ended 12/31/11:	0.62x	2.86x	1.69x	1.63x	0.50x – 2.86x

Twelve months ended 6/30/12:	0.65x	2.86x	1.74x	1.72x	0.48x – 2.86x

Three months ended 6/30/12:	1.22x	2.90x	2.11x	2.08.x	0.40x – 2.90x

Other Security Features:	—	—	TA parent guaranty. (24)	TA parent guaranty. (24)	—

See Notes to Summary of Operating Agreements on pages 37 and 38.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes to Summary of Operating Agreements

(1)    We had previously identified 21 hotels included in this agreement for potential sale.  The information provided in this table includes these 21 hotels.  In May 2012, we agreed to retain and renovate 18 of these hotels in the agreement.  In June 2012, we provided notice to Marriott that we expected to convert two of these hotels to the Sonesta brand and management for inclusion in our Sonesta No. 1 agreement in the third quarter of 2012.  Our annual minimum returns due under this agreement will decrease by $990 when these hotels are removed.  In July 2012, we completed the sale of our Marriott branded hotel in St. Louis, MO for net proceeds of $28,850 and our annual minimum returns due under this agreement decreased by $2,597.

(2)    During the second quarter of 2012, four hotels were removed from this agreement and converted to the Sonesta brand and management for inclusion in our Sonesta No. 1 agreement.  Our annual minimum returns due under this agreement decreased by a total of $9,923 as a result of the removal of these hotels.  The information provided in this table excludes these four hotels.  During the second quarter of 2012, we notified InterContinental that we plan to remove 35 additional hotels from the InterContinental agreement.  Since June 30, 2012, we have entered into management agreements with Sonesta for 13 of these hotels, seven of which have been converted to Sonesta brands and management and we currently expect to convert an additional six hotels to Sonesta brands and management.  In May 2012, we entered into a management agreement with Wyndham for 20 of these hotels.  In August 2012, we agreed to sell the remaining two of these hotels to affiliates of RMR, our manager.  We currently expect the conversion or sale of these 35 hotels to be completed in the third quarter of 2012.  Our annual minimum returns under this agreement will be decreased by a total of $25,067 when these 35 hotels are removed from this agreement.  The information provided in this table includes these 35 hotels.

(3)    Represents historical cost of properties plus capital improvements funded by us and excludes impairment writedowns and capital improvements made from FF&E reserves funded from hotel operations.

(4)    The original amount of this security deposit was $64,700.  As of June 30, 2012, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.

(5)    The original amount of this security deposit was $73,872.  As of June 30, 2012, we have applied $32,802 of the security deposit to cover deficiencies in the minimum returns and rent paid by InterContinental for this agreement. As of June 30, 2012, the balance of this security deposit was $41,070.

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

(14)   We define coverage as total property level revenues minus all property level expenses which are not subordinated to minimum returns and minimum rent payments to us and the required FF&E reserve contributions (which data is provided to us by our managers or tenants), divided by the minimum returns or minimum rent payments due to us.  Effective July 1, 2011 through December 31, 2013, InterContinental is not required to make FF&E reserve contributions under the terms of the agreement entered in July 2011.  The coverage amounts for InterContinental provided have been calculated without a deduction for FF&E reserve contributions for periods subsequent to June 30, 2011. Effective January 1, 2012 through December 31, 2012, Marriott is not required to make FF&E reserve contributions under the terms of the Marriott No. 234 agreement.  The coverage amounts for the Marriott No. 234 agreement provided have been calculated without a deduction for FF&E reserve contributions for periods in 2012. The Sonesta No. 1 and No. 2 agreements do not require FF&E reserve contributions and the coverage amounts provided have been calculated without a deduction for FF&E reserve contributions.  Coverage amounts for our Sonesta No. 1 and No. 2 agreements include data for periods prior to our ownership for certain hotels and includes data for periods certain rebranded hotels were not operated by Sonesta.

(15)   As of June 30, 2012, the available Marriott guaranty was $30,473.

(16)   As of June 30, 2012, the available Hyatt guaranty was $19,265.

(17)   At June 30, 2012, the available Carlson guaranty was $24,204.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(18)   As described in notes 1 and 2 above, four hotels were added to this portfolio in the second quarter of 2012, seven hotels have been added to the portfolio since June 30, 2012, and we expect eight additional hotels to be added in the third quarter of 2012.

(19)   Represents the New Orleans Hotel.  We lease this hotel from a third party.

(20)   Payment to us of our minimum return under this management agreement is subject to available cash flow after payment of operating expenses, including certain management fees. We have no guarantee or security deposit from Sonesta.  We may terminate the management agreement if 75% of the minimum return is not paid to us for certain periods.

(21)   Payment to us of our minimum return under this management agreement is subject to available cash flow after payment of operating expenses, including a 3% base management fee and rent under the lease.  We have no guarantee or security deposit from Sonesta.  Annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel revenues less hotel operating expenses, including the 3% base management fee), less capital expenditures made during the lease year.  We may terminate the management agreement if 75% of the minimum return is not paid to us for certain periods.

(22)   The amounts presented for the TA No. 1 lease include approximately $5,126 of ground rent due to us from TA.

(23)   This management agreement provides for payment to us of 80% of available cash flow after payment of hotel operating expenses, a base management fee to Sonesta, our minimum returns and reimbursement of operating losses or working capital advances, if any.

(24)   The TA guaranty is unlimited.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables summarize as of June 30, 2012 the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	Second Quarter (1)			Year to Date (1)
Management/Lease Agreement	Hotels	/Suites	2012	2011	Change	2012	2011	Change
ADR
InterContinental (2)	126	18,771	$88.25	$81.84	7.8%	$88.73	$82.67	7.3%
Marriott (no. 1)	53	7,610	112.54	108.09	4.1%	112.39	108.31	3.8%
Marriott (no. 234) (3)	71	9,954	106.20	101.18	5.0%	104.88	100.86	4.0%
Marriott (no. 5)	1	356	217.91	215.70	1.0%	214.00	212.00	0.9%
Hyatt	22	2,724	94.18	88.62	6.3%	94.11	89.38	5.3%
Carlson	11	2,096	89.62	85.89	4.3%	91.08	87.30	4.3%
Sonesta (no. 1) (4)(6)(7)	5	1,521	168.30	158.47	6.2%	150.56	144.83	4.0%
Sonesta (no. 2) (5)(6)	1	483	211.84	190.55	11.2%	221.30	190.69	16.1%
Total/Average	290	43,515	$102.42	$95.97	6.7%	$101.70	$95.62	6.4%

OCCUPANCY
InterContinental (2)	126	18,771	73.2%	80.2%	-7.0 Pts	69.2%	76.7%	-7.5 Pts
Marriott (no. 1)	53	7,610	70.6%	69.1%	1.5 Pts	65.6%	64.3%	1.3 Pts
Marriott (no. 234) (3)	71	9,954	70.2%	73.6%	-3.4 Pts	66.4%	68.7%	-2.3 Pts
Marriott (no. 5)	1	356	85.1%	87.5%	-2.4 Pts	83.8%	85.2%	-1.4 Pts
Hyatt	22	2,724	77.7%	82.1%	-4.4 Pts	74.2%	77.6%	-3.4 Pts
Carlson	11	2,096	68.9%	66.1%	2.8 Pts	66.1%	64.0%	2.1 Pts
Sonesta (no. 1) (4)(6)(7)	5	1,521	76.6%	78.0%	-1.4 Pts	66.8%	64.4%	2.4 Pts
Sonesta (no. 2) (5)(6)	1	483	83.0%	82.0%	1.0 Pts	80.4%	79.5%	0.9 Pts
Total/Average	290	43,515	72.6%	76.3%	-3.7 Pts	68.3%	72.0%	-3.7 Pts

RevPAR
InterContinental (2)	126	18,771	$64.60	$65.64	-1.6%	$61.40	$63.41	-3.2%
Marriott (no. 1)	53	7,610	79.45	74.69	6.4%	73.73	69.64	5.9%
Marriott (no. 234) (3)	71	9,954	74.55	74.47	0.1%	69.64	69.29	0.5%
Marriott (no. 5)	1	356	185.44	188.74	-1.7%	179.33	180.62	-0.7%
Hyatt	22	2,724	73.18	72.76	0.6%	69.83	69.36	0.7%
Carlson	11	2,096	61.75	56.77	8.8%	60.20	55.87	7.8%
Sonesta (no. 1) (4)(6)(7)	5	1,521	128.92	123.61	4.3%	100.57	93.27	7.8%
Sonesta (no. 2) (5)(6)	1	483	175.83	156.25	12.5%	177.93	151.60	17.4%
Total/Average	290	43,515	$74.36	$73.23	1.5%	$69.46	$68.85	0.9%

(1)   Includes data for the calendar periods indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.

(2)   During the second quarter of 2012, four hotels were removed from this agreement and converted to the Sonesta brand and management for inclusion in our Sonesta No. 1 agreement.  Our annual minimum returns due under this agreement decreased by a total of $9,923 as a result of the removal of these hotels.  The information provided in this table excludes these four hotels.  During the second quarter of 2012, we notified InterContinental that we plan to remove 35 additional hotels from the InterContinental agreement.  Since June 30, 2012, we have entered into management agreements with Sonesta for 13 of these hotels, seven of which have been converted to Sonesta brands and management and we currently expect to convert an additional six hotels to Sonesta brands and management.  In May 2012, we entered into a management agreement with Wyndham for 20 of these hotels.  In August 2012, we agreed to sell the remaining two of these hotels to affiliates of RMR, our manager.  We currently expect the conversion or sale of these 35 hotels to be completed in the third quarter of 2012.  Our annual minimum returns under this agreement will be decreased by a total of $25,067 when these 35 hotels are removed from this agreement.  The information provided in this table includes these 35 hotels.

(3)   We had previously identified 21 hotels included in this agreement for potential sale.  The information provided in this table includes these 21 hotels.  In May 2012, we agreed to retain and renovate 18 of these hotels in the agreement.  In June 2012, we provided notice to Marriott that we expected to convert two of these hotels to the Sonesta brand and management for inclusion in our Sonesta No. 1 agreement in the third quarter of 2012.  Our annual minimum returns due under this agreement will decrease by $990 when these two hotels are removed.  In July 2012, we completed the sale of our Marriott branded hotel in St. Louis, MO for net proceeds of $28,850 and our annual minimum returns due under this agreement decreased by $2,597.

(4)   As described in notes 2 and 3 above, four hotels were added to this portfolio in the second quarter of 2012, seven hotels have been added to the portfolio since June 30, 2012, and we expect eight additional hotels to be added in the third quarter of 2012.

(5)   Represents our leasehold interest in the New Orleans Hotel.  We lease this hotel from a third party.

(6)   Includes data for periods prior to our ownership of certain hotels.

(7)   Includes data for periods certain rebranded hotels were not operated by Sonesta.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including:  TA, which is our former subsidiary and our largest tenant and for which we are its largest shareholder; Sonesta, which manages, and from which we purchased, certain of our properties; and we have recently agreed to sell two hotels to affiliates of RMR; and AIC, an Indiana insurance company, of which we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these related persons transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and Part II, Item 5 “Other Information”, and our 2011 Annual Report, our Proxy Statement, our Current Reports on Forms 8-K dated April 23, 2012, May 30, 2012, June 12, 2012, July 6, 2012, July 16, 2012 and July 25, 2012, and our other filings with the SEC, including Note 8 to our Consolidated Financial Statements included in our 2011 Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2011 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our 2011 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR and its affiliates, TA, Sonesta and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three and six months ended June 30, 2012 and 2011.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flow.  These

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of assets, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period it relates to rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, net income available to common shareholders, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan and public debt covenants, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available for common shareholders	$26,964	$44,173	$55,780	$89,751
Depreciation and amortization expense	64,277	57,630	125,640	113,944
Loss on asset impairment (1)	—	7,263	889	7,263
FFO	91,241	109,066	182,309	210,958
Deferred percentage rent (2)	1,253	395	2,562	936
Acquisition related costs (3)	504	763	1,564	763
Excess of liquidation preference over carrying value of preferred shares redeemed (4)	—	—	2,944	—
Normalized FFO	$92,998	$110,224	$189,379	$212,657

Weighted average shares outstanding	123,560	123,450	123,541	123,447

FFO available for common shareholders per share	$0.74	$0.88	$1.48	$1.71
Normalized FFO available for common shareholders per share	$0.75	$0.89	$1.53	$1.72
Distributions declared per share	$0.45	$0.45	$0.90	$0.90

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)   We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.  We recorded a $7,263 loss on asset impairment in the second quarter of 2011 in connection with our consideration of selling certain InterContinental and Marriott hotels.

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

(3)   Represents costs associated with our January 2012 acquisition of the entities that own or lease two Royal Sonesta hotels and costs associated with the unsuccessful acquisition of other hotel properties.

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

As of June 30, 2012, our outstanding publicly tradable debt consisted of six issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$287,000	6.750%	$19,373	2013	Semi-Annually
300,000	7.875%	23,625	2014	Semi-Annually
280,000	5.125%	14,350	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
300,000	5.625%	16,875	2017	Semi-Annually
350,000	6.700%	23,450	2018	Semi-Annually
8,478	3.800%	322	2027(1)	Semi-Annually
$1,800,478		$115,320

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

Except as described in Note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $11,533. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2012, and assuming discounted cash flow analyses and other credit market conditions remain unchanged, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $24,048.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

Our revolving credit facility and unsecured term loan bear interest at floating rates.  At June 30, 2012, we had no amounts outstanding and $750,000 available to draw under our revolving credit facility, and we had $400,000 of our unsecured term loan outstanding. We may make repayments under these agreements at any time without penalty. We borrow in U.S. dollars and borrowings under these agreements are subject to interest at LIBOR plus a premium.

HOSPITALITY PROPERTIES TRUST

Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  For example, the weighted average interest rate payable on our unsecured term loan was 1.70% per annum at June 30, 2012. The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of June 30, 2012:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding	Total Interest
	Per Year	Debt	Expense Per Year
At June 30, 2012	1.70%	$400,000	$6,800
10% increase	1.87%	$400,000	$7,480
10% reduction	1.53%	$400,000	$6,120

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

·      OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES  TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US,

·      THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

·      OUR ABILITY TO OBTAIN AND MAINTAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

·      OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

·      OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

·      OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES,

·      THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

·      OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

·      OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

·      OUR TAX STATUS AS A REIT,

·      OUR ABILITY TO PURCHASE PROPERTIES,

·      OUR PLANS TO REBRAND CERTAIN HOTELS AND THE SUCCESS OF ANY REBRANDINGS OF OUR HOTELS,

·      OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

·      OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

·      THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR HOTEL MANAGERS AND TENANTS,

·      LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

·      COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX RATES AND SIMILAR MATTERS,

·      COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS AND HOTEL MANAGERS OPERATE,

HOSPITALITY PROPERTIES TRUST

·      ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

·      ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA AND RMR AND THEIR RELATED PERSONS AND ENTITIES.

FOR EXAMPLE:

·      OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON OR PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

·      THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES.  ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT.  BECAUSE WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT AND BECAUSE THE AMOUNT OF THE SECURITY DEPOSITS AVAILABLE FOR FUTURE USE IS REDUCED AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR TENANTS OR MANAGERS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

·      WE EXPECT THAT, WHILE THE SECURITY DEPOSIT FOR OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY.  THIS STATEMENT IMPLIES MARRIOTT WILL BE ABLE AND WILLING TO FULFILL ITS OBLIGATION UNDER THIS GUARANTY, AND THAT SHORTFALLS WILL NOT EXCEED THE GUARANTY CAP.  FURTHER, THIS GUARANTY EXPIRES ON DECEMBER 31, 2019.  WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR MARRIOTT HOTELS,

·      WE EXPECT THAT INTERCONTINENTAL WILL CONTINUE TO PAY US THE NET CASH FLOWS FROM OPERATIONS OF THE HOTELS INCLUDED IN OUR MANAGEMENT AGREEMENT AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS.  HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL’S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS,

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WYNDHAM HAS AGREED TO PAY US AN ANNUAL MINIMUM RETURN AND THAT THE PAYMENT OF THESE AMOUNTS IS PARTIALLY GUARANTEED BY WYNDHAM.  THE ANNUAL MINIMUM RETURN DUE TO US IS PAID FROM THE OPERATING CASH FLOW OF THE MANAGED HOTELS; IF THE CASH FLOW IS INSUFFICIENT TO PAY THE HOTELS’ OPERATING EXPENSES THE ANNUAL MINIMUM RETURN MAY NOT BE PAID.  WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2019, AND IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $20.0 MILLION (AND SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $10.0 MILLION).  ACCORDINGLY, THE FULL AMOUNT OF THE ANNUAL MINIMUM RETURN IS NOT GUARANTEED, THERE WILL BE NO GUARANTEE AFTER 2019 AND THERE IS NO GUARANTEE OF PAYMENTS BY WYNDHAM IN EXCESS OF $20.0 MILLION (OR $10.0 MILLION PER YEAR).  FOR THESE REASONS, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURN DURING THE TERM OF THE AGREEMENT,

·      WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA.  ACCORDINGLY, THE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA WILL BE ENTIRELY DEPENDENT UPON THE FINANCIAL RESULTS OF THOSE HOTEL OPERATIONS,

HOSPITALITY PROPERTIES TRUST

·      HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME ARE OFTEN A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND TENANTS MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.  ALSO CONTINUED DEPRESSED HOTEL OPERATING RESULTS FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM CERTAIN OF OUR HOTELS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED,

·      SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE CURRENT LEVELS OF GENERAL COMMERCIAL ACTIVITY IN THE COUNTRY DECLINE, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

·      OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR CONTRACT TERMS FOR NEW PROPERTIES,

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES WE EXPECT TO FUND APPROXIMATELY $43.0 MILLION TO RENOVATE 18 HOTELS IN OUR MARRIOTT NO. 234 AGREEMENT, FUND UP TO $75.0 MILLION FOR REFURBISHMENT AND REBRANDING OF 20 HOTELS BEING CONVERTED TO WYNDHAM BRANDS AND MANAGEMENT, AND FUND BETWEEN $130.0 MILLION AND $150.0 MILLION TO REBRAND AND RENOVATE 19 HOTELS WE HAVE CONVERTED OR PLAN TO CONVERT TO SONESTA BRANDS AND MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS, REFURBISHMENT OR REBRANDING COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO MANAGEMENT AGREEMENTS WITH SONESTA FOR CERTAIN OF OUR HOTELS THAT WE EXPECT TO BECOME REBRANDED TO SONESTA BRANDS AT VARIOUS DATES DURING AUGUST 2012.  VARIOUS FACTORS MAY RESULT IN THE CANCELLATION OR DELAY OF ONE OR MORE OF THESE CONVERSIONS,

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE AGREED TO SELL TWO HOTELS AND THAT WE EXPECT THE SALES TO BE COMPLETED DURING THE THIRD QUARTER OF 2012.  THESE SALES ARE SUBJECT TO CLOSING CONDITIONS WHICH MAY RESULT IN THE  CANCELLATION OR DELAY OF ONE OR BOTH OF THESE SALES,

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR INDEPENDENT TRUSTEES APPROVED OUR ENTERING INTO THE NEW MANAGEMENT AGREEMENTS WITH SONESTA, THE POOLING OF SUCH AGREEMENTS UNDER THE POOLING AGREEMENT, OUR ENTERING INTO THE PURCHASE AGREEMENTS AND THE TERMS OF THE FOREGOING.  THE IMPLICATION OF THIS STATEMENT MAY BE THAT THE TERMS OF THESE AGREEMENTS ARE AS FAVORABLE TO US AS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES.  HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SONESTA, SCHAUMBERG SUITES LLC, AUBURN HILLS SUITES LLC AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT REGARDLESS OF THE MERITS OF SUCH CLAIMS,

·      WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

HOSPITALITY PROPERTIES TRUST

·      CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

·      THIS QUARTERLY REPORT ON FORM 10-Q DISCUSSES THE INTEREST TO BE PAID ON DRAWINGS UNDER THE CREDIT FACILITY. HOWEVER, ACTUAL ANNUAL COSTS UNDER THE CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THE CREDIT FACILITY,

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY INCREASE THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN.  SUCH INCREASES IN MAXIMUM BORROWINGS ARE SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR, AND

·      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, TA, SONESTA, AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

HOSPITALITY PROPERTIES TRUST

PART II  Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our 2011 Annual Report, Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2011 Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the risks described in our 2011 Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

During the six months ended June 30, 2012, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

During the three and six months ended June 30, 2012, the payments we received under our Marriott No. 234 agreement which requires annual minimum returns to us of $102.5 million were $2.4 million and $4.7 million less than the minimum amounts contractually required, respectively.  During the three months ended June 30, 2012, after giving effect to the retroactive adjustment to the FF&E reserve funding requirements discussed in Note 12, the amount available under Marriott’s guaranty was replenished by $6.5 million and during the six months ended June 30, 2012 the amount available under Marriott’s guaranty was reduced by the $0.4 million of net guaranty payments to us.  Also, during the period from June 30, 2012 to August 7, 2012, the minimum return payments we received for these hotels were $0.8 million less than the contractual minimum returns due to us and the amount available under Marriott’s guaranty was replenished by $1.3 million.  The balance of this guaranty was $31.8 million as of August 7, 2012.

During the three months ended June 30, 2012, the payments we received under our agreements with InterContinental covering 126 hotels and requiring minimum returns to us of $153.4 million were $1.5 million more than the minimum amounts contractually required.  We replenished the available security deposit by the $1.5 million of excess payments received.  During the six months ended June 30, 2012, the payments we received under our agreement with InterContinental were $14.8 million less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from June 30, 2012 to August 7, 2012, the minimum return payments we received under our InterContinental agreement were $0.8 million more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $41.9 million as of August 7, 2012.

The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us.  The Marriott guaranty is limited to total payments by Marriott to us of $40.0 million and expires on December 31, 2019.  As noted above, the balance of this guaranty was $31.8 million as of August 7, 2012.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on May 9, 2012, pursuant to our equity compensation plan we granted 2,000 common shares of beneficial interest, par value $0.01 per share, valued at $25.58 per share, the closing price of our common shares on the NYSE on that day, to each of our Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

Sonesta Management Agreements

As previously reported, under our operating agreements with InterContinental, or the InterContinental Agreement, we have the option to sell or rebrand up to 42 hotels included in the agreement.  As discussed in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, in April 2012, we and InterContinental agreed to retain three of these 42 hotels in the InterContinental Agreement.  In addition, as previously reported, our TRS entered into management agreements with Sonesta for 11 of these hotels, which have been rebranded with Sonesta brands and with Wyndham for 20 of these hotels.  On August 6, 2012, our TRS entered into hotel management agreements with Sonesta for an additional six of these 42 hotels.  The six management agreements relate to former Staybridge Suites branded, limited service hotels located in Houston, TX, Columbia, MD, Charlotte, NC, Atlanta, GA, St. Louis, MO, and Myrtle Beach, SC.  Under the terms of these agreements, the six hotels will be rebranded as Sonesta ES Suites hotels; we currently expect these agreements to become effective August 13, 2012, August 14, 2012, August 16, 2012, August 20, 2012, August 22, 2012, and August 27, 2012, respectively.

In addition, as previously reported, we and Marriott previously identified 21 Marriott hotels included in our Marriott No. 234 agreement for potential sale.  As discussed in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have entered agreements with Marriott to retain ownership of and renovate 18 of the 21 hotels, have sold one of the remaining three hotels and provided notice to Marriott in June 2012 that we plan to remove the two remaining hotels from the Marriott No. 234 agreement.  These two hotels, located in Flagstaff, AZ, and Dublin, OH, are currently Residence Inn by Marriott branded, limited service hotels.  On August 6, 2012, our TRS entered into two long term hotel management agreements, which together with the six long term management agreements described in the preceding paragraph, we refer to as the New Management Agreements, with Sonesta for these two hotels.  Under the terms of these management agreements, the two hotels will be rebranded as Sonesta ES Suites hotels, which we currently expect to become effective August 11, 2012.

The eight New Management Agreements were added to our April 23, 2012 Pooling Agreement with Sonesta, or the Pooling Agreement, as a result of which the management agreements for 20 hotels we own will be pooled under that agreement.  The terms of the New Management Agreements are substantially the same as those contained in our representative form of management agreement relating to limited service hotels, or the Form of Management Agreement, which is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q.

The principal terms of our existing pooled management agreements with Sonesta and the Pooling Agreement are described elsewhere in this Quarterly Report on Form 10-Q, Item 1.01 of our Current Report on Form 8-K filed on April 27, 2012, or our April 2012 Current Report, and Item 1.01 of our Current Report on Form 8-K filed on June 18, 2012, or our June 2012 Current Report, which descriptions from our April 2012 Current Report and June 2012 Current Report are incorporated herein by reference.

The foregoing descriptions of the New Management Agreements and the Pooling Agreement are not complete and are subject to and qualified in their entirety by reference to the Form of Management Agreement and to the copy of the Pooling Agreement, which is filed as Exhibit 10.11 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, are shareholders and directors of Sonesta.  See “Information Regarding Certain Relationships and Related Person Transactions” below for further information regarding the relationships among us, our Managing Trustees and other related persons and related matters.  Our entering into the New Management Agreements and the pooling of those agreements under the Pooling Agreement and the terms thereof were approved by our Independent Trustees.

HOSPITALITY PROPERTIES TRUST

Sale of Two Hotels

On August 6, 2012, we entered into agreements, or the Purchase Agreements, for the sale of two of the hotels that we have the option to sell or rebrand under the terms of the InterContinental Agreement.  One agreement provides for our sale of the Staybridge Suites branded, limited service hotel located in Schaumburg, IL to Schaumberg Suites LLC for a cash purchase price of approximately $2.1 million, and the other agreement provides for our sale of the Staybridge Suites branded, limited service hotel located in Auburn Hills, MI to Auburn Hills Suites LLC for a cash purchase price of approximately $3.5 million.  We expect to complete the two sales during the third quarter of 2012.  The sales are subject to closing conditions, which may result in cancellation or delay of one or both of these transactions.  We understand that the buyers intend to fund certain improvements to these hotels, to enter into management agreements for those hotels with Sonesta and to rebrand these hotels with Sonesta brandings.  The descriptions of the Purchase Agreements are not complete and are subject to and qualified in their entirety by reference to the copies of the Purchase Agreements which are filed as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Schaumberg Suites LLC and Auburn Hills Suites LLC are affiliates of RMR, our manager, and are owed by Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees.  See “Information Regarding Certain Relationships and Related Person Transactions” below for further information regarding the relationships among us, RMR, our Managing Trustees and other related persons and related matters.  The Purchase Agreements and the terms thereof were negotiated on our behalf and approved by our Independent Trustees, and our Independent Trustees were represented by separate special counsel in the transactions.  The agreed aggregate purchase prices of the two hotels were based on the amounts we and InterContinental had assigned to them in connection with the InterContinental agreement and were in excess of the market values for the hotels determined by an independent third party appraiser retained by our Independent Trustees.

Information Regarding Certain Relationships and Related Person Transactions

The stockholders and directors of Sonesta and the owners of Schaumberg Suites LLC and Auburn Hills Suites LLC are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees.  Mr. Barry Portnoy, is Chairman, majority owner and an employee of our manager, RMR, and Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy.  None of our Independent Trustees are directors of Sonesta, Schaumberg Suites LLC or Auburn Hills Suites LLC, but all of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  RMR provides both business and property management services to us under a business management agreement and a property management agreement and provides services to other companies, including Sonesta.

For further information about these and other such relationships and related person transactions, please see our 2011 Annual Report, our Proxy Statement, Part I of this Quarterly Report on Form 10-Q and our other filings with the SEC, including Note 8 to our Consolidated Financial Statements included in our 2011 Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2011 Annual Report, the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement, Note 11 to our Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and the sections of this Quarterly Report on Form 10-Q captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”.  Also, please see the section captioned “Risk Factors” in our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA, Sonesta, our shareholder agreement with AIC and its shareholders and the Purchase Agreements, are also publicly available as exhibits to our public filings with the SEC.

HOSPITALITY PROPERTIES TRUST

Amendment of Our Bylaws

On August 6, 2012, our Board of Trustees adopted amended and restated bylaws for us, effective that same day.  The amended and restated bylaws add a new provision providing shareholders with the ability to recommend to the Nominating and Governance Committee of the Board of Trustees an individual as a nominee for election to the Board of Trustees by written notice to the Chair of the Nominating and Governance Committee and our Secretary, which notice should contain or be accompanied by the information and documents with respect to such recommended nominee and shareholder that the shareholder believes to be relevant or helpful to the Nominating and Governance Committee’s deliberations.  The amended and restated bylaws provide that in considering such a recommendation, the Nominating and Governance Committee may request additional information concerning the recommended nominee or the shareholder making the recommendation and that the Nominating and Governance Committee will consider any such recommendation in its discretion.

The amended and restated bylaws also change the advance notice procedures to require that any one or more shareholders seeking to nominate an individual to our Board of Trustees at an applicable meeting of shareholders must, individually or in the aggregate, hold at least 3% of our shares of beneficial interest entitled to vote at the meeting on such election and must have held such shares continuously for at least three years at the date such shareholder or shareholders give the advance notice required by the amended and restated bylaws.  Under our bylaws as they existed immediately prior to the adoption of the amended and restated bylaws, a shareholder seeking to make such a nomination must have continuously held at least $2,000 in market value, or 1%, of our shares entitled to vote at the meeting for at least one year from the date the shareholder gave its advance notice.  The share ownership requirement for shareholders seeking to propose business at an annual meeting, other than the nomination of individuals to the Board of Trustees, was not changed.

The amended and restated bylaws change the time period for which information regarding certain transactions in our securities by shareholders making a nomination of an individual for election to our Board of Trustees or proposing other business, as well as by the proposed nominee and certain other persons, must be provided in the shareholder’s notice from 24 months to 36 months.  The amended and restated bylaws also add a provision requiring a shareholder making such a nomination to include with its notice a signed and notarized statement certifying the truth and completeness of all information contained in the notice, the notice’s compliance with the advance notice procedures and that such shareholder will continue to hold all shares of beneficial interest entitled to vote at the meeting through and including the time of the applicable meeting and requiring a signed and notarized certificate of each proposed nominee certifying that the information in such notice regarding the proposed nominee and certain associated persons are true and complete and comply with the advance notice procedures.  In addition, the amended and restated bylaws change the qualifications to be nominated or elected as a trustee to include the requirement that all trustees have been nominated in accordance with our bylaws.

The amended and restated bylaws also clarify that the vote required to elect trustees in an uncontested election is the affirmative vote representing a majority of the total number of votes cast, which is consistent with an amendment to our declaration of trust approved by shareholders at our 2010 annual meeting of shareholders.  The amended and restated bylaws also include certain other conforming changes.

The foregoing description of our amended and restated bylaws is not complete and is subject to and qualified in its entirety by reference to the amended and restated bylaws, a copy of which is attached as Exhibit 3.9, and which amended and restated bylaws are incorporated herein by reference.  In addition, a marked copy of our amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.10.

HOSPITALITY PROPERTIES TRUST

Item 6.  Exhibits

3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 13, 2012.)

3.2	Articles Supplementary, dated January 13, 2012. (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 13, 2012.)

3.3	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 1997.)

3.4	Articles Supplementary dated as of May 16, 2000. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2000.)

3.5	Articles Supplementary dated as of December 9, 2002. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2002.)

3.6	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to HPT’s Current Report on Form 8-K dated February 15, 2007.)

3.7	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 2, 2007.)

3.8	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 13, 2012.)

3.9	Amended and Restated Bylaws of the Company adopted August 6, 2012. (Filed herewith.)

3.10	Amended and Restated Bylaws of the Company adopted August 6, 2012 (marked copy). (Filed herewith.)

4.1	Form of Common Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.2	Form of 8.875% Series B Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.3	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.4	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 13, 2012.)

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

HOSPITALITY PROPERTIES TRUST

4.8

Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to HPT’s 5-1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated February 10, 2005.)

4.9

Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to HPT’s 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.10

Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to HPT’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 2, 2007.)

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

4.14	Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 15, 2007.)

10.1

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT.  (Filed herewith.)

10.2	Purchase and Sale Agreement, dated as of August 6, 2012 among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and Schaumberg Suites LLC. (Filed herewith.)

10.3	Purchase and Sale Agreement, dated as of August 6, 2012 among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and Auburn Hills Suites LLC. (Filed herewith.)

10.4	2012 Equity Compensation Plan. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 9, 2012.)

10.5	Summary of Trustee Compensation. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 9, 2012.)

10.6	Form of Indemnification Agreement. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 9, 2012.)

HOSPITALITY PROPERTIES TRUST

10.7

Letter Agreement, dated May 30, 2012, between Marriott International Inc., HPTMI Properties Trust and other parties referencing T-234 Initial Exit Hotels. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 30, 2012.)

10.8

Letter Agreement, dated May 30, 2012, between Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 30, 2012.)

10.9

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc.  (full service). (Incorporated by reference to Exhibit 10.1 to HPT’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements filed herewith.)

10.10	Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Filed herewith.)

10.11	Pooling Agreement, dated April 23, 2012, as updated through August 6, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)

10.12	First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.  (Filed herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 8, 2012

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 8, 2012