Form 10-Q/A
period 2012-06-30
HOSPITALITY PROPERTIES TRUST
filed 2012-08-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A, to refile Item 6 and Exhibit 101.1 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, or the Quarterly Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on August 8, 2012.  Item 6 and Exhibit 101.1 of the Quarterly Report are being refiled in their entirety solely to correct Exhibit 101.1 thereto.

In addition, we are filing or furnishing, as indicated in this Form 10-Q/A, as exhibits certain currently dated certifications.

This amendment is limited in scope to the correction of Exhibit 101.1 described above and does not amend, update, or change any other items or disclosures contained in the Quarterly Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraphs, we do not purport by this Form 10-Q/A to update any of the information contained in the Quarterly Report.

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
Dated: August 9, 2012

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 9, 2012