Form 10-Q/A
period 2012-06-30
HOSPITALITY PROPERTIES TRUST
filed 2012-08-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

On August 9, 2012, we filed Amendment No. 1 to our Quarterly Report on Form 10-Q, or the First 10-Q/A, in order to refile Exhibit 101.1 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, or the Original Quarterly Report, which was originally filed with the Securities and Exchange Commission on August 8, 2012.  Exhibit 101.1 of the Original Quarterly Report was refiled with the First 10-Q/A in its entirety solely to correct an error in Exhibit 101.1 as originally filed with the Original Quarterly Report.  However, although Exhibit 101.1 was corrected in the First 10-Q/A, Exhibit 3.10 was inadvertently omitted from the First 10-Q/A due to a printer error.

We are therefore filing this Amendment No. 2 to our Original Quarterly Report, or the Second 10-Q/A, to both include the corrected Exhibit 101.1 and refile Exhibit 3.10.  In addition, we are filing or furnishing, as indicated in this Second 10-Q/A, as exhibits certain currently dated certifications.

This Second 10-Q/A is limited in scope to the addition of Exhibit 3.10 described above and does not amend, update, or change any other items or disclosures contained in the Original Quarterly Report or the First 10-Q/A except as described above.  Except as described in the preceding paragraphs, we do not purport by this Second 10-Q/A to update any of the information contained in the Original Quarterly Report or the First 10-Q/A.

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