Form 10-Q
period 2012-09-30
HOSPITALITY PROPERTIES TRUST
filed 2012-11-07
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b—2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 6, 2012: 123,637,424

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2012

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise noted or the context indicates otherwise.

Part 1     Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS

Real estate properties, at cost:
Land	$1,412,945	$1,360,773
Buildings, improvements and equipment	5,184,527	4,879,908
	6,597,472	6,240,681
Accumulated depreciation	(1,501,592)	(1,367,868)
	5,095,880	4,872,813
Property held for sale	—	18,440
Cash and cash equivalents	17,124	8,303
Restricted cash (FF&E reserve escrow)	38,919	50,196
Other assets, net	221,009	183,821
	$5,372,932	$5,133,573

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$—	$149,000
Unsecured term loan	400,000	—
Senior notes, net of discounts	1,993,387	1,887,891
Convertible senior notes, net of discount	8,478	78,823
Security deposits	88,952	106,422
Accounts payable and other liabilities	88,100	103,668
Due to related persons	12,354	3,713
Dividends payable	6,664	4,754
Total liabilities	2,597,935	2,334,271

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; zero and 3,450,000 shares issued and outstanding, respectively, aggregate liquidation preference zero and $86,250, respectively	—	83,306
Series C preferred shares; 7% cumulative redeemable; 6,700,000 and 12,700,000 shares issued and outstanding, respectively, aggregate liquidation preference $167,500 and $317,500, respectively	161,873	306,833
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 and zero shares issued and outstanding, respectively, aggregate liquidation preference $290,000 and zero, respectively	280,107	—
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 123,637,424 and 123,521,535 shares issued and outstanding, respectively	1,236	1,235
Additional paid in capital	3,466,066	3,463,534
Cumulative net income	2,350,261	2,232,953
Cumulative other comprehensive income	4,455	1,605
Cumulative preferred distributions	(245,329)	(213,281)
Cumulative common distributions	(3,243,672)	(3,076,883)
Total shareholders’ equity	2,774,997	2,799,302
	$5,372,932	$5,133,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenues	$251,722	$242,995	$741,775	$670,867
Rental income	73,915	72,305	220,863	230,078
FF&E reserve income	4,431	3,389	12,033	13,537
Total revenues	330,068	318,689	974,671	914,482

Expenses:
Hotel operating expenses	184,566	168,278	527,806	450,845
Depreciation and amortization	66,566	57,106	192,206	171,050
General and administrative	10,336	11,292	32,333	30,746
Acquisition related costs	84	387	1,648	1,150
Loss on asset impairment	—	—	889	7,263
Total expenses	261,552	237,063	754,882	661,054

Operating income	68,516	81,626	219,789	253,428

Interest income	116	11	233	54
Interest expense (including amortization of deferred financing costs and debt discounts of $1,694, $1,614, $4,648 and $4,623, respectively)	(34,854)	(33,513)	(101,660)	(100,183)
Gain on sale of real estate	10,602	—	10,602	—
Equity in earnings of an investee	115	28	236	111
Income before income taxes	44,495	48,152	129,200	153,410
Income tax benefit (expense)	163	(621)	(3,908)	(1,188)

Net income	44,658	47,531	125,292	152,222
Excess of liquidation preference over carrying value of preferred shares redeemed	(5,040)	—	(7,984)	—
Preferred distributions	(10,138)	(7,470)	(32,048)	(22,410)

Net income available for common shareholders	$29,480	$40,061	$85,260	$129,812
Net income	$44,658	$47,531	$125,292	$152,222
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	737	(4,877)	2,820	(2,530)
Equity interest in investee’s unrealized gains	35	15	31	58
Other comprehensive income (loss)	772	(4,862)	2,851	(2,472)

Comprehensive income	$45,430	$42,669	$128,143	$149,750

Weighted average common shares outstanding	123,577	123,465	123,553	123,453

Basic and diluted earnings per common share:
Net income available for common shareholders	$0.24	$0.32	$0.69	$1.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$125,292	$152,222
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	192,206	171,050
Amortization of deferred financing costs and debt discounts as interest	4,648	4,623
Straight line rental income	(243)	(3,684)
Security deposits applied to payment shortfalls	(17,493)	(27,814)
FF&E reserve income and deposits	(16,631)	(39,592)
Loss on asset impairment	889	7,263
Equity in earnings of an investee	(236)	(111)
Gain on sale of real estate	(10,602)	—
Other non-cash (income) expense, net	(482)	134
Changes in assets and liabilities:
Increase in other assets	(5,679)	(3,546)
Decrease in accounts payable and other liabilities	(15,354)	(20,413)
Increase in due to related persons	8,347	8,596
Cash provided by operating activities	264,662	248,728

Cash flows from investing activities:
Real estate acquisitions	(150,500)	—
Real estate improvements	(195,089)	(45,614)
FF&E reserve fundings	(67,652)	(11,425)
Net proceeds from sale of real estate	34,204	6,905
Investment in TravelCenters of America common shares	—	(5,690)
Increase in security deposits	—	37,000
Cash used in investing activities	(379,037)	(18,824)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	280,107	—
Proceeds from unsecured term loan	400,000	—
Proceeds from issuance of senior notes, net of discount	491,975	—
Redemption of preferred shares	(236,250)	—
Repayment of senior notes	(387,829)	—
Repurchase of convertible senior notes	(70,576)	—
Repayment of mortgage note	—	(3,383)
Borrowings under revolving credit facility	378,000	200,000
Repayments of revolving credit facility	(527,000)	(229,000)
Deferred financing costs	(6,394)	(6,852)
Distributions to preferred shareholders	(32,048)	(22,410)
Distributions to common shareholders	(166,789)	(166,654)
Cash provided by (used in) financing activities	123,196	(228,299)
Increase in cash and cash equivalents	8,821	1,605
Cash and cash equivalents at beginning of period	8,303	4,882
Cash and cash equivalents at end of period	$17,124	$6,487

Supplemental cash flow information:
Cash paid for interest	$120,153	$117,958
Cash paid for income taxes	1,535	1,354
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$17,452	$42,497
Property managers’ purchases with FF&E reserve	(101,381)	(92,795)
Non-cash financing activities:
Issuance of common shares	$2,533	$1,366

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The update is effective for interim and annual reporting periods beginning after September 15, 2012 with early adoption permitted.  The implementation of this update is not expected to cause any changes to our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our Condensed Consolidated Statements of Income and Comprehensive Income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and nine months ended September 30, 2012 and 2011.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements.  Rental income includes ($52) and $243 for the three and nine months ended September 30, 2012, respectively, of adjustments necessary to record rent on the straight line basis and $1,193 and $3,610 for the three and nine months ended September 30, 2011, respectively, of adjustments necessary to record rent on the straight line basis.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $919 and $3,481 for the three and nine months ended September 30, 2012, respectively, and $481 and $1,417 for the three and nine months ended September 30, 2011, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at September 30, 2012 or 2011.

Note 5.  Shareholders’ Equity

Preferred Shares

In January 2012, we sold 11,600,000 7.125 % Series D cumulative redeemable preferred shares at a price of $25.00 per share in a public offering for net proceeds of $280,108 (after underwriting and other offering expenses).  Each of our Series D preferred shares has a distribution rate of $1.78125 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D preferred shares if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange, or NYSE, or certain other exchanges or quotation systems.  Also, upon the occurrence of such a change of control, holders of Series D preferred shares that are not redeemed may at their option convert those Series D preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

In February 2012, we redeemed our 3,450,000 outstanding 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share plus accrued and unpaid distributions to the date of redemption. We reduced net income available for common shareholders by $2,944, which represented the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that we redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.

In September 2012, we redeemed 6,000,000 of our 12,700,000 outstanding 7.00% Series C cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption.  We reduced net income available for common shareholders by $5,040, which represented the amount by

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

which the liquidation preference for our Series C cumulative redeemable preferred shares that we redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.

Distributions

On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012.

On each of February 15, 2012, May 15, 2012 and August 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2012, May 14, 2012 and August 14, 2012, respectively.  On October 1, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on October 31, 2012, with respect to the period ending November 14, 2012. We expect to pay this amount on or about November 15, 2012.

On April 16, 2012, July 16, 2012 and October 15, 2012, we paid a $0.43046875, $0.4453125 and $0.4453125 per share distribution to our Series D preferred shareholders with respect to the periods ended April 14, 2012, July 14, 2012 and October 14, 2012, respectively.

On each of February 23, 2012, May 24, 2012 and August 22, 2012, we paid a $0.45 per share distribution to our common shareholders.  On October 9, 2012, we declared a $0.47 per share regular quarterly distribution to our common shareholders of record on October 22, 2012.  We expect to pay this amount on or about November 21, 2012.

Common Share Issuances

As further described in Note 11, under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 29, 2012 we issued 33,132 of our common shares of beneficial interest, $.01 par value per share, or our common shares, to RMR in payment of an incentive fee of approximately $741 for services rendered to us by RMR during 2011.

On May 9, 2012, pursuant to our equity compensation plan, we granted 2,000 of our common shares, valued at $25.58 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees as part of their annual compensation.

On September 14, 2012, pursuant to our equity compensation plan, we granted an aggregate of 74,017 of our common shares, valued at $25.02 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of RMR.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the unrealized gain (loss) on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 11 for further information regarding these investments.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  Our revolving credit facility matures on September 7, 2015, and subject to our payment of an extension fee and meeting certain other conditions, we may extend the maturity date for one year to September 7, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread of 130 basis points.  We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  We had no amounts outstanding during the three months ended September 30,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2012 and the weighted average interest rate for borrowings under our revolving credit facility was 1.58% for the nine months ended September 30, 2012.  As of September 30, 2012, we had no amounts outstanding and $750,000 available under our revolving credit facility.

On March 12, 2012, we entered into a five year $400,000 unsecured term loan.  Our term loan matures on March 13, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $500,000 in certain circumstances.  The amount outstanding under our term loan bears interest at LIBOR plus a spread of 145 basis points that is subject to adjustment based upon changes to our credit ratings.  The weighted average interest rate for borrowings under our term loan was 1.70% for the three months ended September 30, 2012 and for the period from March 12, 2012 to September 30, 2012.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at September 30, 2012.

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

•                  The net carrying amount of our 3.8% convertible senior notes due 2027 was $8,478 and $78,823 as of September 30, 2012 and December 31, 2011, respectively.

•                  The unamortized discount on such notes was $0 and $231 as of September 30, 2012 and December 31, 2011, respectively. We amortized the discount through March 20, 2012, the first date on which the holders of our 3.8% convertible senior notes could require that we redeem them.

•                  Interest expense with respect to our 3.8% convertible senior notes for the three months ended September 30, 2012 and 2011 includes non-cash amortization of $0 and $404, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 includes non-cash amortization of $270 and $1,194, respectively.

•                  The amount allocated as the equity component of the 3.8% convertible senior notes was $37,710 as of September 30, 2012 and December 31, 2011 and is included in additional paid in capital in our Condensed Consolidated Balance Sheets.

On April 11, 2012, we redeemed at par all of our outstanding 6.85% senior notes due 2012 for $100,829 plus accrued and unpaid interest.

On August 16, 2012, we issued $500,000 of 5.00% senior notes due 2022 in a public offering for net proceeds of $487,946 (after underwriting and other offering expenses).

On September 10, 2012, we redeemed at par all of our outstanding 6.75% senior notes due 2013 for $287,000 plus accrued and unpaid interest.

Note 7.  Real Estate Properties

At September 30, 2012, we owned 471 properties consisting of 286 hotels and 185 travel centers that were operated under ten management agreements or leases and leased one hotel, which is operated under a separate management agreement.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

During the nine months ended September 30, 2012, we funded $262,471 of improvements to certain of our properties, which pursuant to the terms of our management agreements and leases with our hotel managers and tenants, resulted in a $20,376 increase in our annual minimum returns and rents.

On January 31, 2012, we completed an acquisition of the entities which own the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, (400 rooms) and lease the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, (483 rooms) for total cash consideration of $150,500, excluding related acquisition costs of $3,261.  We have included the results of these hotels in our condensed consolidated financial statements from the date of acquisition.  The pro forma impact of including the results of operations of the hotels from the beginning of the period is not material to our condensed consolidated financial statements.  The following table summarizes our allocation of the acquisition cost to estimated fair value of the assets we acquired and the liabilities we assumed:

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

On July 12, 2012, we sold our Marriott International, Inc. or Marriott, branded hotel in St. Louis, MO for net proceeds of $28,850.  We recorded a gain on sale of $10,210 in the third quarter of 2012.

On August 24, 2012, we sold our Staybridge Suites branded hotel in Schaumburg, IL for net proceeds of $1,872.  We recorded a gain on sale of $329 in the third quarter of 2012.

On August 29, 2012, we sold our Staybridge Suites branded hotel in Auburn Hills, MI for net proceeds of $3,482.  We recorded a gain on sale of $63 in the third quarter of 2012.

On November 1, 2012, we acquired a full service hotel in Chicago, IL, or the Chicago hotel, for $85,000, excluding closing costs.  See Note 12 for further information about this transaction.

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

During the three and nine months ended September 30, 2012, we recognized a current income tax benefit (expense) of $276 and ($4,550), respectively, which includes $410 and ($1,921), respectively, of federal taxes, ($26) and ($78), respectively, of foreign taxes and ($108) and ($2,551), respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and nine months ended

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

September 30, 2012, we recognized a deferred tax benefit (expense) of ($113) and $642, respectively, related to a basis difference at our Puerto Rico and New Orleans hotels and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended September 30, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$251,722	$—	$—	$251,722
Rental income	22,198	51,717	—	73,915
FF&E reserve income	4,431	—	—	4,431
Total revenues	278,351	51,717	—	330,068

Hotel operating expenses	184,566	—	—	184,566
Depreciation and amortization	44,682	21,884	—	66,566
General and administrative	—	—	10,336	10,336
Acquisition related costs	84	—	—	84
Total expenses	229,332	21,884	10,336	261,552

Operating income (loss)	49,019	29,833	(10,336)	68,516

Interest income	—	—	116	116
Interest expense	—	—	(34,854)	(34,854)
Gain on sale of real estate	10,602	—	—	10,602
Equity in earnings of an investee	—	—	115	115
Income (loss) before income taxes	59,621	29,833	(44,959)	44,495
Income tax benefit	—	—	163	163

Net income (loss)	$59,621	$29,833	$(44,796)	$44,658

	For the Nine Months Ended September 30, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$741,775	$—	$—	$741,775
Rental income	66,237	154,626	—	220,863
FF&E reserve income	12,033	—	—	12,033
Total revenues	820,045	154,626	—	974,671

Hotel operating expenses	527,806	—	—	527,806
Depreciation and amortization	127,244	64,962	—	192,206
General and administrative	—	—	32,333	32,333
Acquisition related costs	1,648	—	—	1,648
Loss on asset impairment	889	—	—	889
Total expenses	657,587	64,962	32,333	754,882

Operating income (loss)	162,458	89,664	(32,333)	219,789

Interest income	—	—	233	233
Interest expense	—	—	(101,660)	(101,660)
Gain on sale of real estate	10,602	—	—	10,602
Equity in earnings of an investee	—	—	236	236
Income (loss) before income taxes	173,060	89,664	(133,524)	129,200
Income tax expense	—	—	(3,908)	(3,908)

Net income (loss)	$173,060	$89,664	$(137,432)	$125,292

	As of September 30, 2012
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$3,144,935	$2,188,857	$39,140	$5,372,932

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information (continued)

	For the Three Months Ended September 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$242,995	$—	$—	$242,995
Rental income	21,708	50,597	—	72,305
FF&E reserve income	3,389	—	—	3,389
Total revenues	268,092	50,597	—	318,689

Hotel operating expenses	168,278	—	—	168,278
Depreciation and amortization	36,421	20,685	—	57,106
General and administrative	—	—	11,292	11,292
Acquisition related costs	387	—	—	387
Total expenses	205,086	20,685	11,292	237,063

Operating income (loss)	63,006	29,912	(11,292)	81,626

Interest income	—	—	11	11
Interest expense	—	—	(33,513)	(33,513)
Equity in earnings of an investee	—	—	28	28
Income (loss) before income taxes	63,006	29,912	(44,766)	48,152
Income tax expense	—	—	(621)	(621)

Net income (loss)	$63,006	$29,912	$(45,387)	$47,531

	For the Nine Months Ended September 30, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$670,867	$—	$—	$670,867
Rental income	79,395	150,683	—	230,078
FF&E reserve income	13,537	—	—	13,537
Total revenues	763,799	150,683	—	914,482

Hotel operating expenses	450,845	—	—	450,845
Depreciation and amortization	110,222	60,828	—	171,050
General and administrative	—	—	30,746	30,746
Acquisition related costs	1,150	—	—	1,150
Loss on asset impairment	7,263	—	—	7,263
Total expenses	569,480	60,828	30,746	661,054

Operating income (loss)	194,319	89,855	(30,746)	253,428

Interest income	—	—	54	54
Interest expense	—	—	(100,183)	(100,183)
Equity in earnings of an investee	—	—	111	111
Income (loss) before income taxes	194,319	89,855	(130,764)	153,410
Income tax expense	—	—	(1,188)	(1,188)

Net income (loss)	$194,319	$89,855	$(131,952)	$152,222

	As of December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated

Total assets	$2,905,065	$2,202,199	$26,309	$5,133,573

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 39% of our real estate properties, at cost, as of September 30, 2012.  The following table presents summary financial information for TA for the three and nine months ended September 30, 2012, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended
	September 30,
	2012	2011
Operations
Total revenues	$2,034,153	$2,087,285
Total cost of goods sold	1,745,847	1,806,079
Net income	18,990	20,793

	For the Nine Months Ended
	September 30,
	2012	2011
Operations
Total revenues	$6,070,529	$5,964,356
Total cost of goods sold	5,244,648	5,177,291
Net income	34,657	26,049

Cash Flows
Net cash provided by operating activities	89,373	12,816
Net cash used in investing activities	(104,383)	(59,193)
Net cash provided by (used in) financing activities	(1,663)	51,587
Net increase (decrease) in cash	(16,645)	5,145
Cash and cash equivalents at the beginning of the period	118,255	125,396
Cash and cash equivalents at the end of the period	101,610	130,541

	As of September 30,	As of December 31,
	2012	2011
Financial Position
Current assets	$527,350	$484,250
Noncurrent assets	602,538	532,281
Current liabilities	373,549	287,816
Noncurrent liabilities	401,270	410,114
Total shareholders’ equity	355,069	318,601

The summary financial information of TA is presented to comply with applicable accounting regulations of the Securities and Exchange Commission, or the SEC.  References in our financial statements to TA’s Quarterly Report are included to show the source of the information only, and the other information in TA’s Quarterly Report is not incorporated by reference into these financial statements.  See Note 11 for further information relating to our TA leases.

Note 11. Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement which relates to our business generally and (2) a property management agreement which relates to the property level operations of the office building component of only one property in Baltimore, MD, which also includes a Royal Sonesta hotel.  Under our business management agreement with RMR, we acknowledge that RMR also provides services to other companies, including TA and Sonesta.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

executive officers is also an officer of RMR.  Certain of TA’s and Sonesta’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management and property management agreements with RMR, we incurred expenses of $8,068 and $9,432 for the three months ended September 30, 2012 and 2011, respectively, and $26,650 and $26,306 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2012, we issued 33,132 shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of the business management agreement.

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

TA is our largest tenant and has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA currently leases 185 travel centers from us.  The TA No. 1 lease is for 145 travel centers that TA operates under the “TravelCenters of America” or “TA” brand names.   The TA No. 2 lease is for 40 travel centers that TA operates under the “Petro” brand name.  The TA No. 1 lease expires on December 31, 2022.  The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.  Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues over threshold amounts established in 2011 and to be established in 2012 (with the first $2,500 of percentage rents under the TA No. 2 lease waived by us), respectively; and (3) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,126 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively.  We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income from our leases with TA of $51,717 and $50,597 for the three months ended September 30, 2012 and 2011, respectively, and $154,626 and $150,683 for the nine months ended September 30, 2012 and 2011, respectively.  Rental income for the three and nine months ended September 30, 2012 and 2011 includes ($69) and $218, respectively, and $1,195 and $3,594, respectively, of adjustments necessary to record rent on our TA No. 1 lease on a straight line basis.  We had deferred percentage rent under our TA No. 1 lease of $77 and $1,277 for the three and nine months ended September 30, 2012, respectively.  We determine percentage rent due under our TA No. 1 lease annually and recognize it at year end when all contingencies are met.

Under both of our leases with TA, TA may request that we purchase capital improvements to the leased facilities in return for minimum rent increases; however TA is not required to request that we purchase those capital improvements it makes to our properties and we are not required to fund any such request.  We purchased $48,282 of capital improvements from TA under this lease provision during the nine months ended September 30, 2012, which resulted in a $4,104 increase in our annual minimum rents.  See Note 10 above for more information about TA.

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

Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning only the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and related furniture, fixtures and equipment and certain other assets, and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then issued and outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn own or lease the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain other matters).  Sonesta retained the management business of SNSTA and Sonesta manages certain of our other hotels, as described below, and we currently expect that Sonesta and its Sonesta management team will be available to operate other of our hotels in the future.

Simultaneously with consummation of the Purchase Agreement on January 31, 2012, we entered hotel management agreements with Sonesta, which provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel.

In April 2012, we entered into a pooling agreement with Sonesta that combines our management agreements with Sonesta for hotels that we own for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  We refer to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement.

During the period April 2012 through August 2012, we entered into 17 hotel management agreements with Sonesta for 17 hotels historically owned by us and managed by InterContinental Hotels Group, plc, or InterContinental, which hotels have been rebranded with Sonesta brands.  Thirteen of these agreements relate to the former Staybridge Suites branded, limited service hotels located in Burlington, MA, Orlando, FL, Andover, MA, Parsippany, NJ, Malvern, PA, Somerset, NJ, Princeton, NJ, Houston, TX, Columbia, MD, Charlotte, NC, Atlanta, GA, St. Louis, MO, and Myrtle Beach, SC, two agreements relate to the former InterContinental branded, full service hotels located in Baltimore, MD and Houston, TX and two agreements relate to the former Crowne Plaza branded, full service hotels located in Hilton Head, SC and Philadelphia, PA. The thirteen former Staybridge Suites hotels have been rebranded as Sonesta ES Suites hotels, the former InterContinental hotels have been rebranded as Royal Sonesta hotels and the former Crowne Plaza hotels have been rebranded as Sonesta hotels.  All of the management agreements for these hotels were added to the Sonesta No. 1 agreement.

In August 2012, we entered into hotel management agreements with Sonesta for two additional hotels historically owned by us and managed by Marriott (these hotels were removed from our Marriott No. 234 agreement, which agreement is further described in Note 12 below).  These two agreements relate to the former Residence Inn branded, limited service hotels located in Flagstaff, AZ and Dublin, OH.  Both of those hotels have been rebranded as Sonesta ES Suites hotels and the management agreements for those hotels were added to the Sonesta No. 1 agreement.  For more information about our management agreements with Sonesta, please see Note 12 below.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $1,903 and $3,536 for the three and nine months ended September 30, 2012, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated financial statements.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $185 and $209 for the three and nine months ended September 30, 2012.  These amounts have been capitalized in our condensed consolidated financial statements.  Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel where capital expenditures are borne in large part by the lessor.

In August 2012, we sold two hotels that were managed by InterContinental that we previously disclosed we had agreed to sell, consistent with our agreement with InterContinental.  One of those hotels was the Staybridge Suites branded, limited service hotel located in Schaumburg, IL, which we sold for a cash purchase price of $2,060, and the other hotel was the Staybridge Suites branded, limited service hotel located in Auburn Hills, MI, which we sold for a cash purchase price of $3,510.  We recognized a gain on these sales totaling $392.  The purchaser was New 165 South Union Road, Inc., an entity owned by Mr. Barry Portnoy, as assignee of Schaumberg Suites LLC and Auburn Hills Suites LLC, entities owned by Mr. Barry Portnoy and Mr. Adam Portnoy, and both of the hotels were removed from our management agreement with InterContinental (which agreement is further described in Note 12 below).  We understand these two hotels are subject to management agreements with Sonesta and have been rebranded as Sonesta ES Suites hotels and that, after giving effect to the acquisition transactions, the owners and operators of these hotels will be affiliates of RMR, our manager, that are owned by Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees.  As noted above, Mr. Barry Portnoy and Mr. Adam Portnoy have relationships with RMR and RMR provides services to us and to Sonesta.  The purchase price paid for these two hotels was equal to prices agreed between us and InterContinental and the sale was approved by our Independent Trustees after considering an appraisal report.

We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,558 and $5,291 as of September 30, 2012 and December 31, 2011, respectively.  We recognized income of $115 and $28 for the three months ended September 30, 2012 and 2011, respectively, and $236 and $111 for the nine months ended September 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $5,256 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2, “Warning Concerning Forward Looking Statements” in Part I, and “Other Information” in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as amended, or our June 2012 Quarterly Report, and our 2011 Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 29, 2012, or our Proxy Statement, our Current Reports on Forms 8-K dated April 23, 2012, May 30, 2012, June 12, 2012, July 6, 2012, July 16, 2012 and July 25, 2012, and our other filings with the SEC, including Note 8 to our Consolidated Financial Statements included in our 2011 Annual

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2011 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our 2011 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with our related parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 12. Hotel Management Agreements and Leases

Marriott No. 234 agreement.  During the three and nine months ended September 30, 2012, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $100,622, were $2,318 and $6,989 less than the minimum amounts contractually required, respectively.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns.  During the three and nine months ended September 30, 2012, Marriott was not required to make any guaranty payments to us because the payments received by us were in excess of the guaranty threshold amount (90% of the minimum returns due to us). During the three months ended September 30, 2012, the amount available under Marriott’s guaranty was replenished by the $400 of hotel cash flows in excess of the guaranty threshold amount.  Also, during the period from September 30, 2012 to November 6, 2012, the payments we received for these hotels were $1,555 less than the contractual minimum returns due to us.  Marriott was not required to make any guaranty payments to us because the minimum return payments received were in excess of the guaranty threshold.  The balance of this guaranty was $30,873 as of November 6, 2012.

We and Marriott previously identified 21 Marriott hotels included in our Marriott No. 234 agreement for potential sale.  In May 2012, we announced we had entered agreements with Marriott to retain ownership of and renovate 18 of the 21 hotels.  We currently expect to fund approximately $43,000 for certain improvements to these 18 hotels.  As we fund these amounts, our annual minimum returns due under the Marriott No. 234 agreement will be increased by 9% of the amounts funded.  As discussed in Note 7, in July 2012 we sold one of these 21 hotels, a full service Marriott hotel in St. Louis, MO.  We received net proceeds of $28,850 from the sale and our annual minimum returns under the Marriott No. 234 agreement were decreased by $2,597 when this hotel was sold.  In August 2012, we removed the remaining two of the 21 hotels from the Marriott No. 234 agreement and converted them to the Sonesta ES Suites brand and Sonesta management.  Our annual minimum returns under the Marriott No. 234 agreement were reduced by $990 when these two hotels were removed from the Marriott No. 234 agreement.

The May 2012 agreements with Marriott provide that the FF&E reserve funding requirements for all hotels included in the Marriott No. 234 agreement are eliminated during 2012 (effective May 29, 2012 and retroactive to January 1, 2012), reduced in 2013 and 2014, and then increased in 2015 through the remaining agreement term of 2025.  The May 2012 agreements with Marriott also provide that Marriott’s limited guarantee of the minimum return amounts due to us under the Marriott No. 234 agreement will be extended through 2019.

InterContinental agreement.  During the three and nine months ended September 30, 2012, the payments we received under our agreement with InterContinental covering 91 hotels and requiring minimum returns to us of $131,654 were $2,743 and $17,493 less than the minimum amounts contractually required, respectively.  We applied the available security deposit to cover these shortfalls.  Also, during the period from September 30, 2012 to November 6, 2012, the minimum return payments we received under our InterContinental agreement were $5,061 less than the minimum amounts due to us.  We applied the available security deposit to cover these shortfalls.  The remaining balance of the security deposit was $33,266 as of November 6, 2012.

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

Under the InterContinental agreement, we had the option to sell or rebrand up to 42 hotels included in the agreement.  In April 2012, we and InterContinental agreed to retain three of the 42 hotels in the InterContinental agreement.  We provided notices to InterContinental during the period from February 2012 to June 2012 that we planned to remove the remaining 39 of the 42 hotels from the InterContinental agreement.  We entered into management agreements with Sonesta for 17 of these hotels, which were converted to Sonesta brands and management during the second and third quarters of 2012.  As described below, in May 2012, we entered into an agreement with Wyndham Hotel Group, or Wyndham, a member of the Wyndham Worldwide Corporation for 20 of these 39 hotels.  We converted these 20 hotels to Wyndham brands and management on August 1, 2012.  In August 2012, we sold the remaining two of the 39 hotels for combined net proceeds of $5,354.  Our annual minimum returns due under the InterContinental agreement were reduced by an aggregate of $34,990 when these 39 hotels were removed.

Sonesta agreements.  As described in Note 11, on January 31, 2012, we entered into two management agreements with Sonesta to manage our Cambridge Hotel and our New Orleans Hotel.  The management agreement for our Cambridge Hotel, which is included in our Sonesta No. 1 agreement, provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement for our Cambridge Hotel, if gross revenues of the hotels, after payment of hotel operating expenses and base fees to Sonesta, are sufficient to do so.  Under the terms of this agreement, we may earn additional returns of 80% of cash flow after payment of our minimum returns and reimbursement of operating losses or working capital advances, if any.  We are required to fund operating losses or working capital shortfalls, but may recover these amounts from future cash flows, if any.  As described above, during the second and third quarters of 2012, we removed 17 hotels from our InterContinental agreement and two hotels from our Marriott No. 234 agreement and converted them to Sonesta brands and management.  We entered into hotel management agreements with Sonesta for these hotels and added them to our Sonesta No. 1 agreement.  The terms of these management agreements are substantially the same as our Cambridge Hotel management agreement, except that in the case of limited service hotels the base management fee payable to Sonesta is 5% of gross revenues (compared to 3% of gross revenues for other Sonesta branded hotels) and our working capital required advance per room is less ($750 per key compared to $1,500 per key for the full service Sonesta hotels).  In addition, in April 2012, we entered into a pooling agreement with Sonesta as further described in Note 11.  Under the terms of the pooling agreement, results from the hotels included in our Sonesta No. 1 agreement are combined for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  Our annual minimum returns as of September 30, 2012 for the 20 hotels included in the Sonesta No. 1 agreement were $36,476.  We currently expect to fund between $130,000 and $150,000 for rebranding, renovations and other improvements to the 19 hotels we rebranded as Sonesta hotels.  The annual minimum returns due to us under the Sonesta No. 1 agreement will increase to the extent amounts funded for these improvements exceed threshold amounts, as defined.

We lease the New Orleans Hotel from a third party.  The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year.  The management agreement for our New Orleans Hotel, which we refer to as our Sonesta No. 2 agreement, provides that we are paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense.

We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

management agreements if approximately 75% of our minimum returns are not paid for certain periods.  Accordingly, the returns we receive from hotels managed by Sonesta will depend exclusively upon the performance of those hotels.

Wyndham agreement.  As described above, on May 21, 2012, we entered an agreement to rebrand 20 of our hotels which were managed by InterContinental to Wyndham brands, which conversion occurred on August 1, 2012.  All 20 hotels are being managed by Wyndham under a long term management contract with an initial term of 25 years and two renewal terms of 15 years each.  Our annual minimum return under our Wyndham agreement for these 20 hotels was $9,681 as of September 30, 2012, and such payment was subject to a $20,000 limited guarantee by Wyndham (and an annual payment limit of $10,000).  The cash flows generated by our Wyndham hotels were $3,547 less than the minimum returns due for the period August 1, 2012 through September 30, 2012 and Wyndham provided guaranty payments to cover these shortfalls.  There was $16,453 remaining at September 30, 2012 under our Wyndham guarantee.  We have agreed to provide up to $75,000 for refurbishment and rebranding of these hotels to “Wyndham Hotels and Resorts” (four hotels) and “Hawthorn Suites by Wyndham” (16 hotels) brand standards.  As these amounts are funded, the annual minimum returns due to us under the management agreement will increase by 8% of the amounts funded.

On November 1, 2012, we acquired the Hotel 71, a full service hotel in Chicago, IL for $85,000, excluding closing costs, and added it to our Wyndham agreement.  Upon completion of a planned renovation, the property will consist of 348 hotel rooms managed by Wyndham and 48 vacation units leased to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham Worldwide Corporation.  Our annual minimum returns under the Wyndham agreement increased by $5,800 and the limited guaranty provided by Wyndham increased by $9,000 upon closing of this hotel acquisition (and increased the annual payment limit to $14,500).  The lease with Wyndham Vacation Resorts, Inc. provides for annual initial rent to us of $1,000 increasing 3% per annum.  We plan to convert this hotel to the “Wyndham Grand Chicago Riverfront” hotel and have agreed to provide up to $18,000 for the rebranding and renovation of this hotel.  As these rebranding and renovation amounts are funded, the annual minimum return due to us under the Wyndham agreement will increase by 8% of the amounts funded.

Other management agreement and lease matters.  As of November 6, 2012, all payments due to us from our managers and tenants under our other operating agreements were current.  Certain amounts of minimum return and minimum rent payments due to us under some of our other hotel management agreements and leases are supported by guarantees. The guaranty provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($18,141 remaining at September 30, 2012). The guaranty provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($24,130 remaining at September 30, 2012).  The guaranty provided by Marriott with respect to the one hotel leased by Marriott (our Marriott No. 5 agreement) is unlimited and continues throughout the lease term.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $20,300 and $6,653, less than the minimum returns due to us in the three months ended September 30, 2012 and 2011, respectively, and $46,697 and $37,875 less than the minimum returns due to us in the nine months ended September 30, 2012 and 2011, respectively.  When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to operating expenses was $12,791 and $6,653 in the three months ended September 30, 2012 and 2011, respectively, and $30,483 and $37,875 in the nine months ended September 30, 2012 and 2011, respectively.  We had $9,840 and $16,210 of shortfalls not funded by managers during the three and nine months ended September 30, 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2012, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Properties held for sale(1)	$—	$—	$—	$—
Investment securities (2)	$13,614	$13,614	$—	$—

(1)         We sold the one Marriott hotel we held for sale at June 30, 2012 in July 2012.  We removed 20 Marriott branded hotels with a carrying value of $104,585 from held for sale status in March 2012.  As described in Note 12, we have agreed to retain 18 of these hotels in our Marriott No. 234 agreement and retained and rebranded the remaining two hotels to Sonesta brands and management. We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove these hotels from held for sale status.

(2)         Our investment securities, consisting of our 2,540,000 shares of TA, which are included in our other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $9,267.  The unrealized gain for these securities as of September 30, 2012, is included in cumulative other comprehensive income in our Condensed Consolidated Balance Sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At September 30, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2012 at 6.85%(1)	$—	$—	$100,829	$105,407
Senior Notes, due 2013 at 6.75%(2)	—	—	287,000	301,871
Senior Notes, due 2014 at 7.875%	300,000	328,402	300,000	333,887
Senior Notes, due 2015 at 5.125%	280,000	293,894	280,000	290,052
Senior Notes, due 2016 at 6.3%	275,000	307,878	275,000	291,572
Senior Notes, due 2017 at 5.625%	300,000	326,993	300,000	313,106
Senior Notes, due 2018 at 6.7%	350,000	406,123	350,000	386,942
Senior Notes, due 2022 at 5%	500,000	508,184	—	—
Convertible Senior Notes, due 2027 at 3.8% (3)	8,478	8,937	79,054	80,087
Unamortized discounts	(11,613)	—	(5,169)	—
Total financial liabilities	$2,001,865	$2,180,411	$1,966,714	$2,102,924

(1)         We redeemed these notes at par plus accrued interest on April 11, 2012.

(2)         We redeemed these notes at par plus accrued interest on September 10, 2012.

(3)         On March 20, 2012, we repurchased $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders of those notes for repurchase.

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

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. The U.S. hotel industry generally continues to show improvement in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, over 2011, but these measures are still below levels prior to the recent recession. We believe the increases in ADR, occupancy and RevPAR at certain of our hotels in 2012 have been below hotel industry averages primarily due to the disruption and displacement caused by renovation and rebranding activities. During the three and nine months ended September 30, 2012, we had 27 and 123, respectively, of our hotels under renovation for all or part of the period and we rebranded 35 and 39 hotels, respectively during those periods. We expect our high level of hotel renovation activity to continue through the remainder of 2012 and into 2013.

Our hotel tenants and managers. Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the U.S. economy and the lodging industry take an extended period to recover from the severe declines experienced during the recent recession, if economic conditions decline, or if our hotel renovation activities described above do not result in improved operating results at these hotels. Further, certain of the guarantees that have been granted to us are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum return shortfalls. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

Marriott No. 234 agreement. Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and nine months ended September 30, 2012, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $100,622, were $2,318 and $6,989 less than the minimum amounts contractually required, respectively. Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns. During the three and nine months ended September 30, 2012, Marriott was not required to make any guaranty payments to us because the payments received by us were in excess of the guaranty threshold amount (90% of the minimum returns due to us). During the three months ended September 30, 2012, the amount available under Marriott’s guaranty was replenished by the $400 of hotel cash flows in excess of the guaranty threshold amount. Also, during the period from September 30, 2012 to November 6, 2012, the payments we received for these hotels were $1,555 less than the contractual minimum returns due to us. Marriott was not required to make any guaranty payments to us because the minimum return payments received were in excess of the guaranty threshold. The balance of this guaranty was $30,873 as of November 6, 2012.

InterContinental agreement. Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and nine months ended September 30, 2012, the payments we received under our agreement with InterContinental covering 91 hotels and requiring minimum returns to us of $131,654 were $2,743 and $17,493 less than the minimum amounts contractually required, respectively. We applied the available security deposit to cover these shortfalls. Also, during the period from September 30, 2012 to November 6, 2012, the minimum return payments we received under our InterContinental agreement were $5,061 less than the minimum amounts due to us. We applied the available security deposit to cover these shortfalls. The remaining balance of the security deposit was $33,266 as of November 6, 2012.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sonesta agreements. On January 31, 2012, we completed our acquisition of the entities which own the Cambridge Hotel and the New Orleans Hotel for $153,062 ($150,500 cash consideration and $2,562 of assumed net liabilities), excluding acquisition costs. Additional details of this transaction are set forth in Notes 7, 11 and 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

We do not have any security deposits or guarantees for our hotels managed by Sonesta. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. Accordingly, the returns we receive from hotels managed by Sonesta will depend exclusively upon the performance of those hotels.

Wyndham agreement. Details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Other management agreement and lease matters. As of November 6, 2012, all payments due to us from our managers and tenants under our other operating agreements were current. Additional details of our guarantees from Hyatt and Carlson and our lease agreements with TA are set forth in Notes 11 and 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference. Other information about TA is set forth in Note 10 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

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

Management Agreements and Leases

At September 30, 2012, we owned or leased 287 hotels operated under nine operating agreements; 231 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies, one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and 55 are leased to third parties. At September 30, 2012, we also owned 185 travel centers that are leased to TA under two agreements. Our Condensed Consolidated Statements of Income and Comprehensive Income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 35 and 36 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2012 versus 2011

	For the Three Months Ended September 30,
			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$251,722	$242,995	$8,727	3.6%
Rental income:
Minimum rents - hotels	22,198	21,708	490	2.3%
Minimum rents - travel centers	51,717	50,597	1,120	2.2%
Total rental income	73,915	72,305	1,610	2.2%
FF&E reserve income	4,431	3,389	1,042	30.7%

Expenses:
Hotel operating expenses	184,566	168,278	16,288	9.7%
Depreciation and amortization - hotels	44,682	36,421	8,261	22.7%
Depreciation and amortization - travel centers	21,884	20,685	1,199	5.8%
Total depreciation and amortization	66,566	57,106	9,460	16.6%
General and administrative	10,336	11,292	(956)	(8.5)%
Acquisition related costs	84	387	(303)	(78.3)%

Operating income	68,516	81,626	(13,110)	(16.1)%

Interest income	116	11	105	954.5%
Interest expense	(34,854)	(33,513)	1,341	4.0%
Gain on sale of real estate	10,602	—	10,602	—
Equity in earnings of an investee	115	28	87	310.7%
Income before income taxes	44,495	48,152	(3,657)	(7.6)%
Income tax benefit (expense)	163	(621)	(784)	(126.2)%

Net income	44,658	47,531	(2,873)	(6.0)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(5,040)	—	(5,040)	—
Preferred distributions	(10,138)	(7,470)	(2,668)	35.7%
Net income available for common shareholders	29,480	40,061	(10,581)	(26.4)%
Weighted average shares outstanding	123,577	123,465	112	0.1%
Net income available for common shareholders per common share	$0.24	$0.32	$(0.08)	(25.0)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2012 compared with the three month period ended September 30, 2011.

The increase in hotel operating revenues in the third quarter of 2012 compared to the third quarter of 2011 was caused primarily by increased revenue at certain of our managed hotels due to increases in ADR and higher occupancies and our acquisition of the entities that own or lease the Cambridge Hotel and the New Orleans Hotel in January 2012. These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations or rebrandings during the 2012 period which resulted in lower occupancies and the sale of three hotels during the third quarter of 2012. Additional operating statistics of our hotels are included in the table on page 39.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income - hotels is a result of increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since July 1, 2011.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since July 1, 2011. Rental income for the 2012 and 2011 periods includes ($69) and $1,195 of straight line rent, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily the result of increased levels of sales at our leased hotels during the respective periods of 2012 versus 2011. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by our hotel acquisitions and increased expenses associated with higher occupancy at certain of our managed hotels, partially offset by operating expense decreases at certain hotels undergoing renovations. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $20,300 and $6,653, less than the minimum returns due to us in the three months ended September 30, 2012 and 2011, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to operating expenses was $12,791 and $6,653 in the three months ended September 30, 2012 and 2011, respectively. We had $9,840 of shortfalls not funded by managers during the three months ended September 30, 2012 which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since July 1, 2011 and our hotel acquisitions, partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2011.

The increase in depreciation and amortization - travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers since July 1, 2011.

The decrease in general and administrative costs is primarily due to a decrease in incentive business management fees partially offset by increased equity compensation expense in the respective periods of 2012 versus 2011.

Acquisition related costs represent legal and other costs incurred in connection with our 2012 hotel acquisition activities.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during the respective periods of 2012 versus 2011.

The increase in interest expense is primarily due to higher average borrowings, partially offset by lower weighted average interest rates in the 2012 period, compared to the 2011 period.

We recorded a $10,602 gain on sale of real estate in the third quarter of 2012 in connection with the sale of our Marriott hotel in St. Louis, MO in July 2012 and the sales of our Staybridge Suites hotels in Auburn Hills, MI and Schaumburg, IL in August 2012.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in income tax expense is primarily the result of an adjustment to reduce accrued state income taxes during the 2012 period due to a decrease in our estimated 2012 state tax liability partially offset by federal taxes related to our TRS that leases the New Orleans Hotel acquired on January 31, 2012.

We reduced net income available for common shareholders for the three months ended September 30, 2012, by $5,040, which represents the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that were redeemed in September 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

The increase in preferred distributions is the result of our issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in January 2012, partially offset by our redemption of 3,450,000 shares of our 8.875% Series B cumulative redeemable preferred shares in February 2012 and our redemption of 6,000,000 shares of our 7.00% Series C cumulative redeemable preferred shares in September 2012.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended September 30, 2012, compared to the prior year period, are primarily a result of the changes discussed above.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2012 versus 2011

	For the Nine Months Ended September 30,
			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)

Revenues:
Hotel operating revenues	$741,775	$670,867	$70,908	10.6%
Rental income:
Minimum rents - hotels	66,237	79,395	(13,158)	(16.6)%
Minimum rents - travel centers	154,626	150,683	3,943	2.6%
Total rental income	220,863	230,078	(9,215)	(4.0)%
FF&E reserve income	12,033	13,537	(1,504)	(11.1)%

Expenses:
Hotel operating expenses	527,806	450,845	76,961	17.1%
Depreciation and amortization - hotels	127,244	110,222	17,022	15.4%
Depreciation and amortization - travel centers	64,962	60,828	4,134	6.8%
Total depreciation and amortization	192,206	171,050	21,156	12.4%
General and administrative	32,333	30,746	1,587	5.2%
Acquisition related costs	1,648	1,150	498	43.3%
Loss on asset impairment	889	7,263	(6,374)	(87.8)%

Operating income	219,789	253,428	(33,639)	(13.3)%

Interest income	233	54	179	331.5%
Interest expense	(101,660)	(100,183)	1,477	1.5%
Gain on sale of real estate	10,602	—	10,602	—
Equity in earnings of an investee	236	111	125	112.6%
Income before income taxes	129,200	153,410	(24,210)	(15.8)%
Income tax expense	(3,908)	(1,188)	2,720	229.0%

Net income	125,292	152,222	(26,930)	(17.7)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(7,984)	—	(7,984)	—
Preferred distributions	(32,048)	(22,410)	(9,638)	43.0%
Net income available for common shareholders	85,260	129,812	(44,552)	(34.3)%
Weighted average shares outstanding	123,553	123,453	100	0.1%
Net income available for common shareholders per common share	$0.69	$1.05	$(0.36)	(34.3)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2012 compared with the nine month period ended September 30, 2011.

The increase in hotel operating revenues in the first nine months of 2012 compared to the first nine months of 2011 was caused primarily by increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies, the conversion of 19 hotels from leased to managed properties in June 2011 and our hotel acquisitions as described above. These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations or rebrandings during the 2012 period which resulted in lower occupancies. Additional operating statistics of our hotels are included in the table on page 39.

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

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2011. Rental income for the 2012 and 2011 periods includes $218 and $3,594 of straight line rent, respectively.

The decrease in FF&E reserve income is primarily the result of the conversion of the 19 hotels from leased to managed in June 2011 as described above, partially offset by increased levels of sales at our leased hotels in the respective periods of 2012 versus 2011.

The increase in hotel operating expenses was primarily caused by the conversion of the 19 hotels from leased to managed in June 2011 as described above, our hotel acquisitions and increased expenses associated with higher occupancy at certain of our managed hotels, partially offset by operating expense decreases at certain hotels undergoing renovations. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $46,697 and $37,875 less than the minimum returns due to us in the nine months ended September 30, 2012 and 2011, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Condensed Consolidated Statements of Income and Comprehensive Income as a reduction to hotel operating expenses. The reduction to operating expenses was $30,483 and $37,875 in the nine months ended September 30, 2012 and 2011, respectively. We had $16,210 of shortfalls not funded by managers during the nine months ended September 30, 2012 which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

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

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities in 2012.

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

We recorded a $10,602 gain on sale of real estate in the third quarter of 2012 in connection with the sale of our Marriott hotel in St. Louis, MO in July 2012 and the sale of our Staybridge Suites hotels in Auburn Hills, MI and Schaumburg, IL in August 2012.

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

We reduced net income available for common shareholders for the nine months ended September 30, 2012, by an aggregate of $7,984, which represented the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that were redeemed in February 2012 and for our Series C cumulative redeemable preferred shares that were redeemed in September 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

The increase in preferred distributions is the result of our issuance of 11,600,000 of our 7.125% Series D cumulative redeemable preferred shares in January 2012, partially offset by our redemption of 3,450,000 of our 8.875% Series B cumulative redeemable preferred shares in February 2012 and our redemption of 6,000,000 of our 7.00% Series C cumulative redeemable preferred shares in September 2012.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in the nine months ended September 30, 2012 are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2012, all 472 of our properties were operated under 11 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses, and returns and rents due to us, generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.  Our hotel managers include Marriott, InterContinental, Hyatt, Carlson, Sonesta and Wyndham.  Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables on pages 35 and 36.  During the twelve months ended September 30, 2012, eight of our nine hotel operating agreements generated coverage of less than 1.0x (0.40x to 0.94x); our Sonesta No. 2 agreement generated coverage of 2.04x during the twelve months ended September 30, 2012.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended September 30, 2012, the operating results from our 185 properties in our two travel center leases generated coverage of 1.71x.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred seven (307) of our properties, representing 63% of our total investments at cost as of September 30, 2012, are operated under seven management arrangements or leases which are subject to full or limited guarantees.  Our minimum returns and minimum rents for certain of our hotels are secured by security deposits which we control.  These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed or secured amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flow

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features in our agreements to cover these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities described above do not result in improved operating results at these hotels.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured.  If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

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

Changes in our cash flows in the nine months ended September 30, 2012 compared to the same period in 2011 were as follows: (1) cash flow provided by operating activities increased from $248,728 in 2011 to $264,662 in 2012; (2) cash used in investing activities increased from $18,824 in 2011 to $379,037 in 2012; and (3) cash provided by (used in) financing activities increased from ($228,299) in 2011 to $123,196 in 2012.

The increase in cash provided by operating activities between the 2012 and 2011 periods is due primarily to a reduction in the application of security deposits to fund payment shortfalls in 2012, the increase in rental income we received related to our TA leases, and income from our hotel acquisitions. The increase in cash used in investing activities is primarily due to our January 2012 hotel acquisitions and our purchases in 2012 of improvements under our TA, InterContinental and Marriott No. 234 agreements.  The net increase in cash provided by financing activities between the 2012 and 2011 periods is primarily a result of the issuance of our 5.00% senior notes due 2022 and our Series D preferred shares and proceeds from our unsecured term loan in 2012, partially offset by the redemption of our Series B preferred shares and some of our Series C preferred shares, the repayment of our 6.85% and 6.75% senior notes and the repurchase of certain of our 3.8% convertible senior notes in 2012.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.  Our provision for tax expense in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased by $2,720 primarily because of higher state taxes imposed despite our tax status as a REIT and despite our

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

TRS tax loss carry forwards and federal taxes related to our TRS that leases the New Orleans Hotel that we acquired on January 31, 2012.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2012, our hotel managers and hotel tenants contributed $17,452 to these accounts and $101,381 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of September 30, 2012, there was $38,919 on deposit in these escrow accounts, which was held directly by us and is reflected on our Condensed Consolidated Balance Sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2012, we funded $214,189 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the nine months ended September 30, 2012, we funded $508 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility.  We currently do not expect to make significant fundings for capital improvements under this agreement during the remainder of 2012.

•                  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (Marriott No. 234), we agreed to provide approximately $145,000 of funding from 2011 through 2013 for renovations of certain of these hotels and for other improvements.  As of September 30, 2012, $64,500 has been funded.  We funded $59,500 of this amount during the nine months ended September 30, 2012 using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund approximately $26,000 during the remainder of 2012 using existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we have agreed to provide approximately $290,000 of funding from 2011 through 2013 for renovations of certain of these hotels and other improvements.  As of September 30, 2012, $168,955 has been funded.  We funded $130,317 of this amount during the nine months ended September 30, 2012 using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund approximately $67,000 during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the minimum return payable to us increases.

•                  Our Sonesta management agreements do not require FF&E escrow deposits.  Under our Sonesta No. 1 agreement, we are required to fund capital expenditures made at our hotels.  During the nine months ended September 30, 2012, we funded $546 for capital expenditures under this agreement.  During the second and third quarters of 2012, we rebranded as Sonesta hotels 17 hotels that we own that had been managed by InterContinental and two hotels that we own that had been managed by Marriott.  We currently expect to fund between $130,000 and $150,000 for rebranding, renovations and other improvements to these 19 hotels.  We funded $7,154 of this amount during the nine months ended September 30, 2012 using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund approximately $5,000 during the remainder of 2012 using existing cash balances or borrowings under our revolving credit facility.  As we fund improvements pursuant to our Sonesta No. 1 agreement, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  We lease the New Orleans Hotel, which is under our Sonesta No. 2 agreement, from a third party. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel, as defined, less capital expenditures made during the lease year.  During the nine months ended September 30, 2012, we funded $3,552 of capital expenditures from hotel net profits.  We currently expect to fund approximately $700 during the remainder of 2012 from this hotel’s net profits.

•                  Pursuant to the May 2012 agreement we entered with Wyndham to rebrand 20 hotels we own and that had been managed by InterContinental to brands owned by Wyndham, we agreed to provide up to $75,000 for refurbishment and rebranding of these 20 hotels to “Wyndham Hotels and Resorts” and “Hawthorn Suites by Wyndham” brand standards.  We funded $5,514 of this amount during the nine months ended September 30, 2012 using existing cash balances or borrowings under our revolving credit facility.  As described in Note 12, we have agreed to provide up to $18,000 for the rebranding and renovation of the hotel we acquired on November 1, 2012 that is included in our Wyndham agreement.  We currently expect to fund approximately $10,000 under this agreement during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the minimum return payable to us increases.

•                  In 2008, we sold a hotel that was included in our agreement with Carlson for net proceeds of $7,644.  In lieu of a decrease in the annual minimum return under the agreement when this hotel was sold, the net proceeds were to be used to fund the acquisition of a replacement hotel for the portfolio.  We subsequently agreed that the net proceeds were instead to be used to fund certain improvements to the remaining hotels in the agreement and we transferred the net sales proceeds to the Carlson FF&E reserve account in the third quarter of 2012.

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

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $48,288 for purchases of capital improvements under this lease provision during the nine months ended September 30, 2012 and currently expect to fund approximately $55,000 for purchases of capital improvements to our travel center properties during the remainder of 2012, using existing cash balances or borrowings under our revolving credit facility.  However, TA is not obligated to request and we are not obligated to purchase any such improvements.

On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.

On each of February 15, 2012, May 15, 2012 and August 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2012, May 14, 2012 and August 14, 2012, respectively.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On October 1, 2012, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on October 31, 2012, with respect to the period ending November 14, 2012. We expect to pay this amount on or about November 15, 2012 using existing cash balances and borrowings under our revolving credit facility.

On April 16, 2012, July 16, 2012 and October 15, 2012, we paid a $0.43046875, $0.4453125 and $0.4453125 per share distribution to our Series D preferred shareholders with respect to the periods ended April 14, 2012, July 14, 2012 and October 14, 2012, respectively. We paid these distributions using existing cash balances and borrowings under our revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On each of February 23, 2012, May 24, 2012 and August 22, 2012, we paid a $0.45 per share distribution to our common shareholders.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On October 9, 2012, we declared a $0.47 per share distribution to our common shareholders of record on October 22, 2012.  We expect to pay this amount on or about November 21, 2012 using existing cash balances and borrowings under our revolving credit facility.

In January 2012, we sold 11,600,000 7.125% Series D cumulative redeemable preferred shares at $25.00 per share in a public offering.  We used the net proceeds from this sale (approximately $280,108 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and to fund the Sonesta hotel acquisitions described below.

On February 13, 2012, we redeemed all of our 3,450,000 outstanding of 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share ($86,250) plus accrued and unpaid distributions to the date of redemption.  We funded this redemption using existing cash balances and borrowings under our revolving credit facility.

On March 12, 2012, we entered into a five year $400,000 unsecured term loan.  Our term loan matures on March 13, 2017 and is prepayable without penalty at any time.  The amount outstanding under our term loan bears interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2012, the interest rate payable on the amount outstanding under our term loan was 1.68%.  We used the net proceeds of the term loan to repay amounts outstanding under our revolving credit facility and as described below, to repurchase some of our 3.8% convertible senior notes due 2027, to redeem our 6.85% senior notes due 2012 and for general business purposes.

On March 20, 2012, we repurchased at par plus accrued and unpaid interest $70,576 of our 3.8% convertible senior notes due 2027 which were tendered by the holders for repurchase by us using cash on hand, including the proceeds from our unsecured term loan described above.

On April 11, 2012, we redeemed at par plus accrued and unpaid interest all of our outstanding 6.85% senior notes due 2012 ($102,479 in total).  We funded this redemption using cash on hand, including the proceeds from our unsecured term loan described above.

On August 16, 2012, we issued $500,000 of 5.00% senior notes due 2022 in a public offering.  Net proceeds from this offering ($487,946 after underwriting and other offering expenses) were used to redeem all of our outstanding 6.75% senior notes due 2013 and 6,000,000 of our 12,700,000 outstanding 7% Series C cumulative redeemable preferred shares as described below.

On September 10, 2012, we redeemed 6,000,000 of our 12,700,000 outstanding 7% Series C cumulative redeemable preferred shares at the stated liquidation price of $25.00 per share ($150,000) plus accrued and unpaid distributions to the date of redemption.  We funded this redemption using cash on hand, including the proceeds from our $500,000 senior notes offering described above.

On September 10, 2012, we redeemed at par all of our outstanding 6.75% senior notes due 2013 for $287,000 plus accrued and unpaid interest.  We funded this redemption using cash on hand, including the proceeds from our $500,000 senior notes offering described above.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In August 2012, we sold our Staybridge Suites branded, limited service hotels located in Schaumburg, IL and Auburn Hills, MI for aggregate net proceeds of $5,354.  Net proceeds from the sales were used for general business purposes, including the funding of renovations at certain hotels.

On November 1, 2012, we acquired a full service hotel in Chicago, IL for $85,000, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility.  The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  We may draw, repay and redraw funds until maturity, and no principal repayment is due until maturity.

There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that may have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility and our unsecured term loan.

Our term debt maturities (other than our revolving credit facility) as of September 30, 2012 were as follows: $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, $500,000 in 2022 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

At September 30, 2012, we had $17,124 of cash and cash equivalents and $750,000 available to borrow under our revolving credit facility.  We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and other general business purposes.

When significant amounts are outstanding for an extended period of time under our revolving credit facility and as the maturity dates of our revolving credit facility and term debts approach, we currently expect to explore alternatives for the repayment of amounts due or renewal or extension of the maturity dates.  Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Covenants

Our debt obligations at September 30, 2012, consist of our revolving credit facility, our $400,000 unsecured term loan and $2,013,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2012, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September 30, 2012, we owned or leased 287 hotels and 185 travel centers under 11 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Hyatt, Carlson, Sonesta and Wyndham under nine agreements. Our 185 travel centers are leased to and operated by TA under two lease agreements.

The tables on the following pages summarize significant terms of our leases and management agreements as of September 30, 2012, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Operating Agreements

(as of September 30, 2012)

(dollars in thousands)

Property Brand:	Courtyard by Marriott®	Marriott® / Residence Inn by Marriott® / Courtyard by Marriott® / TownePlace Suites by Marriott® / SpringHill Suites by Marriott®	Marriott®	Staybridge Suites® / Candlewood Suites® / InterContinental® / Crowne Plaza® / Holiday Inn®	Hyatt Place®	Radisson® Hotels & Resorts/ Park Plaza® Hotels & Resorts/ Country Inns & Suites®

Agreement Reference Name:	Marriott (no. 1)	Marriott (no. 234)	Marriott (no. 5)	InterContinental	Hyatt	Carlson
Number of Properties:	53	68 (1)	1	91 (2)	22	11
Number of Rooms / Suites:	7,610	9,145	356	13,517	2,724	2,096
Number of States:	24	24	1	30 plus Ontario and Puerto Rico.	14	7
Tenant:	Subsidiary of Host Hotels & Resorts.	Our TRS.	Subsidiary of Marriott.	Our TRS and a subsidiary of InterContinental.	Our TRS.	Our TRS.
Manager:	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of Marriott.	Subsidiary of InterContinental.	Subsidiary of Hyatt.	Subsidiary of Carlson.
Investment (000s) (3):	$677,456	$937,990	$90,078	$1,319,092	$301,942	$209,895
Security Deposit (000s):	$50,540	— (4)	—	$38,327 (5)	—	—
End of Current Term:	2012	2025	2019	2036	2030	2030
Renewal Options (6):	3 for 12 years each. (7)	2 for 10 years each.	4 for 15 years each.	2 for 15 years each.	2 for 15 years each.	2 for 15 years each.
Annual Minimum Return / Minimum Rent (000s) (8):	$67,607	$100,622	$9,749 (9)	$131,654	$22,037	$12,920
Additional Return:	—	62.5% of excess cash flow. (10)	—	$14,423; 50% of excess cash flow. (11)	50% of cash flow in excess of minimum return.(12)	50% of cash flow in excess of minimum return.(12)
Percentage Return / Rent:	5.0% of revenues above 1994/95 revenues. (13)	—	—	—	—	—
Return / Rent Coverage (14):
Year ended 12/31/11:	0.81x	0.74x	0.50x	0.95x	0.81x	0.64x
Twelve months ended 9/30/12:	0.94x	0.84x	0.40x	0.84x	0.77x	0.71x
Three months ended 9/30/12:	1.20x	1.02x	0.57x	0.86x	0.80x	0.98x
Other Security Features:	HPT controlled lockbox with minimum balance maintenance requirement; tenant minimum net worth requirement.	Limited guaranty provided by Marriott. (15)	Marriott guaranty.	—	Limited guaranty provided by Hyatt; parent minimum net worth requirement.(16)	Limited guaranty provided by Carlson; parent minimum net worth requirement.(17)

See Notes to Summary of Operating Agreements on pages 37 and 38.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Operating Agreements

(as of September 30, 2012)

(dollars in thousands)

Property Brand:	Royal Sonesta®/ Sonesta® / Sonesta ES Suites®	Royal Sonesta®	Wyndham Hotels and Resorts® / Hawthorn Suites®	TravelCenters of America®	Petro Stopping Centers®	Total/ Range/ Average (all investments)

Agreement Reference Name:	Sonesta (no. 1) (18)	Sonesta (no. 2) (19)	Wyndham (20)	TA (no. 1)	TA (no. 2)	11
Number of Properties:	20	1	20	145	40	472
Number of Rooms / Suites:	3,701	483	3,052	—	—	42,684
Number of States:	12	1	13	39	25	44 plus Ontario and Puerto Rico
Tenant:	Our TRS.	Our TRS.	Our TRS.	Subsidiary of TA.	Subsidiary of TA.	5 Tenants
Manager:	Subsidiary of Sonesta.	Subsidiary of Sonesta.	Subsidiary of Wyndham.	TA.	TA.	7 Managers
Investment (000s) (3):	$483,234	$31,387	$146,971	$1,931,320	$739,397	$6,868,762
Security Deposit (000s):	—	—	—	—	—	$88,867
End of Current Term:	2037	2024	2037	2022	2024	2012-2037 (average 15 years)
Renewal Options (6):	2 for 15 years each.	—	2 for 15 years each.	—	2 for 15 years each.	—
Annual Minimum Return / Minimum Rent (000s):	$36,476 (21)	$2,605 (22)	$9,681	$152,362(8)(23)	$57,041(8)	$602,754
Additional Return:	80% of cash flow in excess of minimum return. (24)	— (22)	50% of excess cash flow. (25)	—	—	$14,423
Percentage Return / Rent:	—	—	—	3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues.(13)	3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues. (13)	—
Return / Rent Coverage (14):
Year ended 12/31/11:	0.83x	2.86x	1.00x	1.69x	1.63x	0.50x – 2.86x
Twelve months ended 9/30/12:	0.63x	2.04x	0.64x	1.71x	1.71x	0.40x – 2.04x
Three months ended 9/30/12:	-0.02x	-0.15x	-0.92x	1.86x	1.85x	-0.92x – 1.86x

Other Security Features:	—	—	Limited guaranty provided by Wyndham. (26)	TA guaranty.	TA guaranty.	—

See Notes to Summary of Operating Agreements on pages 37 and 38.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notes to Summary of Operating Agreements

(1)             In July 2012, we completed the sale of our Marriott branded hotel in St. Louis, MO for net proceeds of $28,850.  In August 2012, two hotels were removed from this agreement and converted to Sonesta brands and management for inclusion in our Sonesta No. 1 agreement.  Our annual minimum returns due under this agreement decreased by an aggregate of $3,587 as a result of removing or selling these three hotels.  The information in this table related to our Marriott No. 234 agreement excludes these three hotels.

(2)             During the second and third quarters of 2012, 17 hotels were removed from this agreement and converted to Sonesta brands and management for inclusion in our Sonesta No. 1 agreement.   On August 1, 2012, 20 hotels were removed from this agreement and converted to Wyndham brands and management.  In August 2012, two hotels were removed from this agreement and we sold them to affiliates of RMR.  Our annual minimum returns under this agreement decreased by an aggregate of $34,990 as a result of removing these 39 hotels.  The information provided in this table related to our InterContinental agreement excludes these 39 hotels.

(3)             Represents historical cost of properties plus capital improvements funded by us and includes impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(4)             The original amount of this security deposit was $64,700.  As of September 30, 2012, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.  This security deposit may be replenished from future cash flows from these hotels.

(5)             The original amount of this security deposit was $73,872.  As of September 30, 2012, we have applied $35,545 of the security deposit to cover deficiencies in the minimum returns and rent paid by InterContinental for this agreement. As of September 30, 2012, the balance of this security deposit was $38,327.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels.

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

(8)             Each management agreement or lease provides for payment to us of an annual minimum return or minimum rent, respectively. Management fees are partially or wholly subordinated to these minimum payment amounts and certain minimum payments are subject to full or limited guarantees.

(9)             The rent payable to us under the lease is subject to annual adjustment based in part upon changes in the consumer price index.

(10)        This management agreement provides for payment to us of 62.5% of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment of the security deposit.

(11)        This management agreement provides for an annual additional return payment to us of the amount stated to the extent of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.  In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount.  The stated amounts of additional return are not guaranteed or secured by deposits.

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

(14)        We define coverage as total property level revenues minus all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum returns or minimum rent payments due to us.  Coverage amounts for our Sonesta No. 1 and No. 2 agreements include data for periods prior to our ownership for certain hotels and includes data for periods certain rebranded hotels were not operated by Sonesta.

(15)        As of September 30, 2012, the available Marriott guaranty was $30,873.

(16)        As of September 30, 2012, the available Hyatt guaranty was $18,141.

(17)        At September 30, 2012, the available Carlson guaranty was $24,130.

(18)        As described in notes 1 and 2 above, 19 hotels were added to this portfolio in the second and third quarters of 2012.

(19)       Represents the New Orleans Hotel.  Our TRS leases this hotel from a third party.

(20)        As described in note 2 above, we removed 20 hotels from the InterContinental agreement and converted them to Wyndham brands and management effective August 1, 2012.  On November 1, 2012, we acquired the Hotel 71, a full service hotel in Chicago, IL for $85,000, excluding closing costs, and added it to this agreement.  We plan to convert this hotel to the “Wyndham Grand Riverfront” and upon completion of a planned renovation, the property will consist of 348 hotel rooms managed by Wyndham and 48 vacation units leased to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham Worldwide Corporation.  Upon completion of the November 1, 2012 purchase, our annual minimum return under this agreement increased by $5,800 and it will increase further as we fund purchases of improvements to the Chicago hotel.  The lease with Wyndham Vacation Resorts, Inc. provides for annual initial rent to us of $1,000 plus annual escalation of 3% per annum.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(21)        Payment to us of our minimum return under this management agreement is subject to available cash flow after payment of operating expenses, including certain management fees. We have no guarantee or security deposit from Sonesta.

(22)        Payment to us of our minimum return under this management agreement is subject to available cash flow after payment of operating expenses, including a 3% base management fee and rent under the lease.  Annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel revenues less hotel operating expenses, including the 3% base management fee), less capital expenditures made during the lease year.

(23)        The minimum rent amount presented for our TA No. 1 lease includes approximately $5,126 of ground rent paid by TA for properties we lease and sublease to TA.

(24)        This management agreement provides for payment to us of 80% of available cash flow after payment of hotel operating expenses, a base management fee to Sonesta, our minimum returns and reimbursement of operating losses or working capital advances, if any.

(25)        This management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, payment of certain management fees and reimbursement of any guaranty advances.

(26)        As of September 30, 2012, the available Wyndham guaranty was $16,453.  This guarantee was increased from $20,000 to $29,000 upon closing of the Chicago hotel acquisition described in note 20 above.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables summarize as of September 30, 2012 the hotel operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. We have not independently verified this data.

	No. of	No. of Rooms	Third Quarter (1)			Year to Date (1)
Management/Lease Agreement	Hotels	/Suites	2012	2011	Change	2012	2011	Change
ADR
Marriott (no. 1)	53	7,610	$113.76	$107.24	6.1%	$112.88	$107.93	4.6%
Marriott (no. 234) (2)	68	9,145	107.10	101.59	5.4%	106.41	101.63	4.7%
Marriott (no. 5)	1	356	219.88	220.44	-0.3%	216.01	215.03	0.5%
InterContinental (3)	91	13,517	90.24	83.33	8.3%	90.79	83.78	8.4%
Sonesta (no. 1) (4)(6)(7)	20	3,701	121.89	118.18	3.1%	122.16	117.24	4.2%
Sonesta (no. 2) (5)(6)	1	483	167.53	146.76	14.2%	204.20	176.73	15.5%
Hyatt	22	2,724	91.65	86.37	6.1%	93.25	88.34	5.6%
Carlson	11	2,096	91.83	88.75	3.5%	91.35	87.82	4.0%
Wyndham (8)	20	3,052	63.04	61.66	2.2%	65.52	63.10	3.8%
Total/Average	287	42,684	$100.95	$94.95	6.3%	$101.61	$95.49	6.4%

OCCUPANCY
Marriott (no. 1)	53	7,610	73.1%	70.3%	2.8 Pts	68.1%	66.3%	1.8 Pts
Marriott (no. 234) (2)	68	9,145	73.9%	75.8%	-1.9 Pts	69.1%	71.4%	-2.3 Pts
Marriott (no. 5)	1	356	85.8%	93.5%	-7.7 Pts	84.5%	88.0%	-3.5 Pts
InterContinental (3)	91	13,517	75.1%	80.8%	-5.7 Pts	70.1%	78.9%	-8.8 Pts
Sonesta (no. 1) (4)(6)(7)	20	3,701	65.6%	81.1%	-15.5 Pts	70.6%	74.6%	-4.0 Pts
Sonesta (no. 2) (5)(6)	1	483	74.2%	72.9%	1.3 Pts	78.3%	77.3%	1.0 Pts
Hyatt	22	2,724	78.6%	81.0%	-2.4 Pts	75.7%	78.8%	-3.1 Pts
Carlson	11	2,096	72.8%	70.8%	2.0 Pts	68.3%	66.3%	2.0 Pts
Wyndham (8)	20	3,052	62.4%	75.4%	-13.0 Pts	67.5%	72.6%	-5.1 Pts
Total/Average	287	42,684	72.9%	77.2%	-4.3 Pts	69.9%	73.8%	-3.9 Pts

RevPAR

Marriott (no. 1)	53	7,610	$83.16	$75.39	10.3%	$76.87	$71.56	7.4%
Marriott (no. 234) (2)	68	9,145	79.15	77.01	2.8%	73.53	72.56	1.3%
Marriott (no. 5)	1	356	188.66	206.11	-8.5%	182.53	189.23	-3.5%
InterContinental (3)	91	13,517	67.77	67.33	0.7%	63.64	66.10	-3.7%
Sonesta (no. 1) (4)(6)(7)	20	3,701	79.96	95.84	-16.6%	86.24	87.46	-1.4%
Sonesta (no. 2) (5)(6)	1	483	124.31	106.99	16.2%	159.89	136.61	17.0%
Hyatt	22	2,724	72.04	69.96	3.0%	70.59	69.61	1.4%
Carlson	11	2,096	66.85	62.84	6.4%	62.39	58.22	7.2%
Wyndham (8)	20	3,052	39.34	46.49	-15.4%	44.23	45.81	-3.4%
Total/Average	287	42,684	$73.59	$73.30	0.4%	$71.03	$70.47	0.8%

(1)       Includes data for the calendar periods indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods.

(2)       In July 2012, we completed the sale of our Marriott branded hotel in St. Louis, MO for net proceeds of $28,850.  In August 2012, two hotels were removed from this agreement and converted to Sonesta brands and management for inclusion in our Sonesta No. 1 agreement.  The information in this table relating to our Marriott No. 234 agreement excludes these three hotels.

(3)       During the second and third quarters of 2012, 17 hotels were removed from this agreement and converted to Sonesta brands and management for inclusion in our Sonesta No. 1 agreement.  On August 1, 2012, 20 hotels were removed from this agreement and converted to Wyndham brands and management.  In August 2012, we removed two hotels from this agreement and sold them to affiliates of RMR.  The information provided in this table relating to our InterContinental agreement excludes these 39 hotels.

(4)       As described in notes 2 and 3 above, 19 hotels were added to this portfolio in the second and third quarters of 2012.

(5)       Represents our leasehold interest in the New Orleans Hotel.

(6)       Includes data for periods prior to our ownership of certain hotels.

(7)       Includes data for periods certain rebranded hotels were not operated by Sonesta.

(8)       As described in note 2 above, we removed 20 hotels from the InterContinental agreement and converted them to Wyndham brands and management effective August 1, 2012.  Includes data for periods rebranded hotels were not operated by Wyndham.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because most of our management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues and our net cash flows from our Sonesta managed hotels, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ ability to meet their contractual obligations to us.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including:  TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; we acquired two hotels from Sonesta and Sonesta manages these hotels and others for our TRSs; we have recently sold two hotels to affiliates of RMR; we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these related persons transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our 2011 Annual Report, our Proxy Statement, our Current Reports on Forms 8-K dated April 23, 2012, May 30, 2012, June 12, 2012, July 6, 2012, July 16, 2012 and July 25, 2012, and our other filings with the SEC, including Note 8 to our Consolidated Financial Statements included in our 2011 Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2, “Warning Concerning Forward Looking Statements” in Part I, and “Other Information” in Part II, Item 5 in our June 2012 Quarterly Report, and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2011 Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our June 2012 Quarterly Report, our 2011 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR and its affiliates, TA, Sonesta and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three and nine months ended September 30, 2012 and 2011.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and impairment of assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period it relates to rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, net income available to common shareholders, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of our operating performance between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, term loan and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available for common shareholders	$29,480	$40,061	$85,260	$129,812
Depreciation and amortization expense	66,566	57,106	192,206	171,050
Loss on asset impairment (1)	—	—	889	7,263
Gain on sale of real estate (2)	(10,602)	—	(10,602)	—
FFO	85,444	97,167	267,753	308,125
Deferred percentage rent (3)	919	481	3,481	1,417
Acquisition related costs (4)	84	387	1,648	1,150
Excess of liquidation preference over carrying value of preferred shares redeemed (5)	5,040	—	7,984	—
Normalized FFO	$91,487	$98,035	$280,866	$310,692

Weighted average shares outstanding	123,577	123,465	123,553	123,453

FFO available for common shareholders per share	$0.69	$0.79	$2.17	$2.50
Normalized FFO available for common shareholders per share	$0.74	$0.79	$2.27	$2.52
Distributions declared per share	$0.45	$0.45	$1.35	$1.35

(1)         We recorded an $889, or $0.01 per share, loss on asset impairment in the first quarter of 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.  We recorded a $7,263, or $0.06 per share, loss on asset impairment in the second quarter of 2011 in connection with our consideration of selling certain InterContinental and Marriott hotels.

(2)         We recorded a $10,602, or $0.09 per share, gain on sale of real estate in the third quarter of 2012 in connection with the sales of our Marriott hotel in St. Louis, MO and our Staybridge Suites hotels in Auburn Hills, MI and Schaumburg, IL.

(3)         In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

(4)         Represents costs associated with our 2012 hotel acquisition activities.

(5)         On February 13, 2012, we redeemed all of our outstanding Series B Preferred Shares at their liquidation preference of $25 per share, plus accumulated and unpaid distributions. The liquidation preference of the redeemed shares exceeded our carrying amount for the redeemed shares as of the date of redemption by $2,944, and we reduced net income available to common shareholders for the three months ended March 31, 2012, by that excess amount.  On September 10, 2012, we redeemed 6,000,000 of our Series C Preferred Shares at their liquidation preference of $25 per share, plus accumulated and unpaid distributions. The liquidation preference of the redeemed shares exceeded our carrying amount for the redeemed shares as of the date of redemption by $5,040, and we reduced net income available to common shareholders for the three months ended September 30, 2012, by that excess amount.

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2011. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of September 30, 2012, our outstanding publicly tradable debt consisted of six issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$300,000	7.875%	$23,625	2014	Semi-Annually
280,000	5.125%	14,350	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
300,000	5.625%	16,875	2017	Semi-Annually
350,000	6.700%	23,450	2018	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
8,478	3.800%	322	2027(1)	Semi-Annually
$2,013,478		$120,947

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

Except as described in Note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our operating results. However, if at maturity these notes were refinanced at interest rates which are 10% higher than the rates shown above, our per annum interest cost would increase by approximately $12,096. Changes in market interest rates also affect the fair value of our debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2012, and assuming discounted cash flow analyses and other credit market conditions remain unchanged, a hypothetical immediate 10% change in interest rates would change the fair value of our fixed rate debt obligations by approximately $35,667.  Change in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

Our revolving credit facility and unsecured term loan bear interest at floating rates.  As of September 30, 2012, we had no amounts outstanding and $750,000 available under our revolving credit facility, and we had $400,000 outstanding under our unsecured term loan. We may make repayments under our revolving credit facility and term loan at any time without penalty. We borrow in U.S. dollars and borrowings under our revolving credit facility and term loan bear

HOSPITALITY PROPERTIES TRUST

interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  Accordingly, we are vulnerable to changes in U.S. dollar short term interest rates, specifically LIBOR.  A change in interest rates would not affect the value of this floating rate debt but would affect our operating results.  The following table presents the impact a 10% change in interest rates would have on our floating rate interest expense as of September 30, 2012:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding	Total Interest
	Per Year	Debt	Expense Per Year
At September 30, 2012	1.68%	$400,000	$6,720
10% increase	1.85%	$400,000	$7,400
10% reduction	1.51%	$400,000	$6,040

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

•                  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO PURCHASE PROPERTIES,

•                  THE SUCCESS OF OUR REBRANDING CERTAIN HOTELS,

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

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY OR THOSE INDUSTRIES IN WHICH OUR TENANTS AND HOTEL MANAGERS OPERATE,

HOSPITALITY PROPERTIES TRUST

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES.

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

•                  WYNDHAM HAS AGREED TO PAY US AN ANNUAL MINIMUM RETURN AND THE PAYMENT OF THESE AMOUNTS IS PARTIALLY GUARANTEED BY WYNDHAM.  THE ANNUAL MINIMUM RETURN DUE TO US IS PAID FROM THE OPERATING CASH FLOW OF THE MANAGED HOTELS; IF THE CASH FLOW IS INSUFFICIENT TO PAY THE HOTELS’ OPERATING EXPENSES, THE ANNUAL MINIMUM RETURN MAY NOT BE PAID.  WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2019, AND IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $29.0 MILLION (AND SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $14.5 MILLION).  ACCORDINGLY, THE FULL AMOUNT OF THE ANNUAL MINIMUM RETURN IS NOT GUARANTEED, THERE WILL BE NO GUARANTEE AFTER 2019 AND THERE IS NO GUARANTEE OF PAYMENTS BY WYNDHAM IN EXCESS OF $29.0 MILLION (OR $14.5 MILLION PER YEAR).  FOR THESE REASONS, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURN DURING THE TERM OF OUR WYNDHAM CONTRACT,

•                  WE HAVE RECENTLY REBRANDED CERTAIN HOTELS.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH REBRANDING MAY BE GREATER THAN WE NOW ANTICIPATE; AND THE REBRANDING OF THESE HOTELS MAY CAUSE THE OPERATING RESULTS AT THOSE HOTELS TO MATERIALLY DECLINE,

•                  WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA.  ACCORDINGLY, THE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA WILL BE ENTIRELY DEPENDENT UPON THE FINANCIAL RESULTS OF THOSE HOTEL OPERATIONS,

HOSPITALITY PROPERTIES TRUST

•                  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME ARE OFTEN A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY.  IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS.  ALSO CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES MAY BE EXHAUSTED,

•                  SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS.  IF THE CURRENT LEVEL OF GENERAL COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR CONTRACT TERMS FOR NEW PROPERTIES,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES WE EXPECT TO FUND AN ADDITIONAL $80.5 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $121.0 MILLION FOR RENOVATIONS AND OTHER IMPROVEMENTS FOR HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT,  FUND UP TO AN ADDITIONAL $87.5 MILLION FOR REFURBISHMENT AND REBRANDING OF 21 HOTELS IN OUR WYNDHAM AGREEMENT, AND FUND BETWEEN $123.0 MILLION AND $143.0 MILLION TO REBRAND AND RENOVATE 19 HOTELS WE HAVE CONVERTED TO SONESTA BRANDS AND MANAGEMENT.  WE CAN PROVIDE NO ASSURANCE THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS, REFURBISHMENT OR REBRANDING COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•                  THIS QUARTERLY REPORT STATES THAT, AT SEPTEMBER 30, 2012, WE HAD $17.1 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WERE NO AMOUNTS OUTSTANDING UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAVE SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS.  THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY.  AS NOTED ELSEWHERE IN THIS QUARTERLY REPORT, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US AND CERTAIN OF THEM IN THE PAST AND CURRENTLY HAVE IN FACT NOT BEEN ABLE TO DO SO.  THE SECURITY DEPOSITS AND GUARANTEES WE MAY HAVE OR RECEIVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS.  FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS, REBRANDING AND OTHER MATTERS.  ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR INDEPENDENT TRUSTEES APPROVED OUR PURCHASE AGREEMENTS FOR TWO HOTELS. THE IMPLICATION OF THIS STATEMENT MAY BE THAT THE TERMS OF

HOSPITALITY PROPERTIES TRUST

THESE AGREEMENTS ARE AS FAVORABLE TO US AS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES.  HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SONESTA, AIC AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT REGARDLESS OF THE MERITS OF SUCH CLAIMS,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

•                  THIS QUARTERLY REPORT ON FORM 10-Q DISCUSSES THE INTEREST TO BE PAID ON BORROWINGS UNDER THE CREDIT FACILITY. HOWEVER, ACTUAL COSTS UNDER THE CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THE CREDIT FACILITY,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY INCREASE THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN.  SUCH INCREASES IN MAXIMUM BORROWINGS ARE SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR, AND

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

HOSPITALITY PROPERTIES TRUST

PART II  Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our 2011 Annual Report, Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Part II of our June 2012 Quarterly Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2011 Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the foregoing risks and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Certain Managers and Tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

During the nine months ended September 30, 2012, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

During the three and nine months ended September 30, 2012, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $100.6 million, were $2.3 million and $7.0 million less than the minimum amounts contractually required, respectively.  During the three and nine months ended September 30, 2012, Marriott was not required to make any guaranty payments to us because the minimum return payments received by us were in excess of the guaranty threshold amount (90% of minimum returns due to us). During the three months ended September 30, 2012, the amount available under Marriott’s guaranty was replenished by $0.4 million of hotel cash flows in excess of the limited guaranty threshold amount.  Also, during the period from September 30, 2012 to November 6, 2012, the minimum return payments we received for these hotels were $1.6 million less than the contractual minimum returns due to us.  Marriott was not required to make any guaranty payments to us because the minimum return payments received were in excess of the guaranty threshold.  The balance of this guaranty was $30.9 million as of November 6, 2012.

During the three and nine months ended September 30, 2012, the payments we received under our agreement with InterContinental covering 91 hotels and requiring minimum returns to us of $131.7 million were $2.7 million and $17.5 million less than the minimum amounts contractually required, respectively.  We applied the available security deposit to cover these shortfalls.  Also, during the period from September 30, 2012 to November 6, 2012, the minimum return payments we received under our InterContinental agreement were $5.1 million less than the minimum amounts due to us.  We applied the available security deposit to cover these shortfalls.  The remaining balance of the security deposit was $33.3 million as of November 6, 2012.

The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us.  The Marriott guaranty is limited to total payments by Marriott to us of $40.0 million and expires on December 31, 2019.  As noted above, the balance of this guaranty was $30.9 million as of November 6, 2012.

When and if the InterContinental security deposit and Marriott guaranty are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.

We have no guarantee or security deposit for the minimum returns due to us from Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are fully dependent upon the financial results of those hotel operations.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in additional cash flow to us of these amounts.

HOSPITALITY PROPERTIES TRUST

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2012, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 74,017 common shares of beneficial interest, par value $0.01 per share, valued at $25.02 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR. We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

3.5                                                Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to HPT’s Current Report on Form 8-K dated February 15, 2007.)

3.6                                                Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 2, 2007.)

3.7                                                Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 13, 2012.)

3.8                                                Amended and Restated Bylaws of HPT adopted August 6, 2012. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

4.1                                                Form of Common Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

4.2                                                Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

4.3                                                Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate.  (Incorporated by reference to HPT’s Current Report on Form 8-K dated January 13, 2012.)

4.4                                                Indenture, dated as of February 25, 1998, between HPT and State Street Bank and Trust Company. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.5                                                Supplemental Indenture No. 7, dated as of January 24, 2003, between HPT and U.S. Bank National Association, relating to HPT’s 6-3/4% Senior Notes due 2013, including form thereof. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2002.)

4.6                                                Supplemental Indenture No. 8, dated as of February 15, 2005, between HPT and U.S. Bank National Association, relating to HPT’s 5-1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated February 10, 2005.)

4.7                                                Supplemental Indenture No. 9, dated as of June 15, 2006, between HPT and U.S. Bank National Association, relating to HPT’s 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.8                                                Supplemental Indenture No. 10, dated as of March 7, 2007, between HPT and U.S. Bank National Association, relating to HPT’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 2, 2007.)

HOSPITALITY PROPERTIES TRUST

4.9                                                Supplemental Indenture No. 11, dated as of March 12, 2007, between HPT and U.S. Bank National Association, relating to HPT’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to HPT’s Current Report on Form 8-K dated March 7, 2007.)

4.10                                         Supplemental Indenture No. 12, dated as of September 28, 2007, between HPT and U.S. Bank National Association, relating to HPT’s 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to HPT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

4.11                                         Supplemental Indenture No. 13, dated as of August 12, 2009, between HPT and U.S. Bank National Association, relating to HPT’s 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to HPT’s Annual Report on Form 10-K for the year ended December 31, 2009.)

4.12                                         Supplemental Indenture No. 14, dated as of August 16, 2012, between HPT and U.S. Bank National Association, relating to HPT’s 5.000% Senior Notes due 2022, including form thereof. (Filed herewith.)

4.13                                         Renewed Rights Agreement, dated as of May 15, 2007, between HPT and Wells Fargo Bank, National Association. (Incorporated by reference to HPT’s Current Report on Form 8-K dated May 15, 2007.)

10.1                                         Form of Restricted Share Agreement. (Filed herewith.)

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

31.2                                         Rule 13a-14(a) Certification.  (Filed herewith.)

31.3                                         Rule 13a-14(a) Certification.  (Filed herewith.)

31.4                                         Rule 13a-14(a) Certification.  (Filed herewith.)

32.1                                         Section 1350 Certification.  (Furnished herewith.)

101.1                                  The following materials from Hospitality Properties Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.  (Filed herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 7, 2012

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 7, 2012