Form 10-K
period 2012-12-31
HOSPITALITY PROPERTIES TRUST
filed 2013-03-01
CIK 945394

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting shares of the registrant held by non-affiliates was $3.0 billion based on the $24.77 closing price per common share on the New York Stock Exchange on June 29, 2012. For purposes of this calculation, an aggregate of 582,325 common shares of beneficial interest $.01 par value, held by the trustees and officers of the registrant have been included in the number of shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 26, 2013: 123,637,424.

          References in this Annual Report on Form 10-K to the "Company," "HPT," "we," "us" or "our" include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for the Annual Meeting of Shareholders to be held on May 15, 2013, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

  •
  OUR HOTEL MANAGERS' OR TENANTS' ABILITIES TO PAY THE FULL CONTRACTUAL AMOUNTS OR ANY LESSER AMOUNTS OF RETURNS OR RENTS DUE TO US,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

  •
  THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

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

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  THE SUCCESS OF OUR REBRANDING CERTAIN HOTELS,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO,

i

NORMALIZED FFO, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR MANAGERS AND TENANTS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA INTERNATIONAL HOTELS CORPORATION, OR SONESTA, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES.

FOR EXAMPLE:

  •
  WE RECENTLY ANNOUNCED THAT WE ENTERED A LETTER OF INTENT WITH NH HOTELES, SA, OR NH HOTELES, UNDER WHICH WE WOULD LOAN NH HOTELES €170.0 MILLION SECURED BY FOUR HOTELS AND ACQUIRE FIVE HOTELS AND FORM A JOINT VENTURE WITH NH HOTELES TO ACQUIRE A HOTEL WITH AN AGGREGATE INVESTMENT FOR THE ACQUISITIONS AND JOINT VENTURE INTEREST OF APPROXIMATELY $150.0 MILLION. ALL THE HOTELS ARE CURRENTLY OPERATED BY NH HOTELES. THE LETTER OF INTENT PROVIDES FOR AN EXCLUSIVE NEGOTIATING PERIOD. THE CONSUMMATION OF THIS TRANSACTION IS SUBJECT TO NUMEROUS CONDITIONS AND CONTINGENCIES WHICH MAY NOT BE SATISFIED AND, AS A RESULT OF THESE CONDITIONS OR CONTINGENCIES, THIS TRANSACTION MAY BE CHANGED, THE AMOUNT OF OUR INVESTMENT MAY CHANGE, OR THIS TRANSACTION MAY NOT OCCUR.

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

  •
  WE EXPECT THAT INTERCONTINENTAL HOTELS GROUP, PLC, OR INTERCONTINENTAL, WILL CONTINUE TO PAY US THE NET CASH FLOWS FROM OPERATIONS OF THE HOTELS INCLUDED IN OUR MANAGEMENT AGREEMENT WITH INTERCONTINENTAL AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL'S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS,

  •
  WYNDHAM HOTEL GROUP, OR WYNDHAM, HAS AGREED TO PAY US AN ANNUAL MINIMUM RETURN AND THE PAYMENT OF THESE AMOUNTS IS PARTIALLY GUARANTEED BY WYNDHAM. THE ANNUAL MINIMUM RETURN DUE TO US IS PAID FROM THE OPERATING CASH FLOW OF THE MANAGED HOTELS; IF THE CASH FLOW IS INSUFFICIENT TO PAY THE HOTELS' OPERATING EXPENSES, THE ANNUAL MINIMUM RETURN MAY NOT BE PAID IF THE GUARANTEE IS INSUFFICIENT OR EXPIRED. WYNDHAM'S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2019, AND IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $29.0 MILLION (AND SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $14.5 MILLION). ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURN DURING THE TERM OF OUR WYNDHAM AGREEMENT,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THE ANNUAL RENT DUE TO US UNDER A LEASE WITH MORGANS HOTEL GROUP, OR MORGANS, IS $6.0 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL BE ABLE OR WILLING TO FULFILL ITS OBLIGATION UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

  •
  WE HAVE RECENTLY REBRANDED CERTAIN HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH REBRANDING MAY BE GREATER THAN WE NOW ANTICIPATE; AND THE REBRANDING OF THESE HOTELS MAY CAUSE THE OPERATING RESULTS AT THOSE HOTELS TO REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

  •
  WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA. IN ADDITION, OUR FORMER LEASE WITH HOST HOTELS & RESORTS, INC. FOR 53 HOTELS, EXPIRED ON DECEMBER 31, 2012. THOSE HOTELS ARE NOW BEING LEASED TO ONE OF OUR TRSS AND WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM MARRIOTT UNDER THE EXISTING MANAGEMENT AGREEMENT FOR THOSE HOTELS, WHICH WE REFER TO AS OUR MARRIOTT NO. 1 AGREEMENT.

    ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT WILL BE ENTIRELY DEPENDENT UPON THE FINANCIAL RESULTS OF THOSE HOTEL OPERATIONS,

  •
  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME ARE OFTEN A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY VOLUME MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS MAY BE EXHAUSTED,

  •
  SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE CURRENT LEVEL OF GENERAL COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

  •
  CONTINGENCIES IN OUR HOTEL INVESTMENT AGREEMENT MAY CAUSE OUR ACQUISITION NOT TO OCCUR OR TO BE DELAYED,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES WE EXPECT TO FUND AN ADDITIONAL $45.0 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $77.0 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $84.0 MILLION TO RENOVATE 21 HOTELS IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $184.0 MILLION TO RENOVATE AND REBRAND 20 HOTELS IN OUR SONESTA NO. 1 AGREEMENT. WE CAN PROVIDE NO ASSURANCE THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS, REFURBISHMENT OR REBRANDING COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT, AT DECEMBER 31, 2012, WE HAD $20.0 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $430.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAVE SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. AS NOTED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, OUR MANAGERS

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

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

  •
  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

  •
  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, TA, SONESTA, AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS' REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS' OR TENANTS' FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

v

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

HOSPITALITY PROPERTIES TRUST
2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2012, we owned or leased 289 hotels with 43,404 rooms or suites, and 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.

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

HOTEL PROPERTIES

        As of December 31, 2012, our hotels were operated as Courtyard by Marriott®, Candlewood Suites®, Staybridge Suites®, Residence Inn by Marriott®, Crowne Plaza Hotels & Resorts®, Hawthorn Suites®, Hyatt Place®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, Radisson® Hotels & Resorts, Royal Sonesta®, Sonesta®, Sonesta ES Suites®, TownePlace Suites by Marriott®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, Park Plaza® Hotels & Resorts, Wyndham Hotels & Resorts®, and the Clift Hotel®. In the hotel descriptions which follow in this section we report our gross investments, after impairment write downs but before depreciation and before investments funded by reserves created from operating results which were not separately funded by us.

        Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. The Courtyard by Marriott® brand is evolving to include upgraded public space, technology and new food & beverage offerings through the Bistro at Courtyard®. As of December 31, 2012, we have completed the required improvements to implement the Bistro at Courtyard® concept at 59 of our 71 Courtyard hotels. These hotels generally have a market offering 24 hour snacks & beverages, a restaurant and lounge offering meal service, grab and go, and Starbucks® coffee, meeting rooms, business services, a fitness center and guest laundry. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels with plush bedding, stylish bathrooms and a flexible workspace area. Each guest room also offers free high speed internet. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2012, 929 Courtyard by Marriott® hotels were open and operating worldwide. We have invested a total of $950 million in 71 Courtyard by Marriott® hotels with a total of 10,281 rooms.

        Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one bedroom suites. The hotels are designed for corporate, industrial and government markets appealing to travelers involved in long-term engagements such as temporary work assignments, projects, training programs or government business. Our Candlewood Suites® contain 81 to 276 suites. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work space and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner and an HD television with DVD player. The work area includes a large desk and executive chair and free high speed internet access. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group, PLC, or InterContinental, the owner of the Candlewood Suites® brand, as of December 31, 2012, 299 Candlewood Suites® hotels were open and operating worldwide. We have invested $580 million in 61 Candlewood Suites® hotels with a total of 7,552 suites.

        Residence Inn by Marriott® hotels are designed to provide business, governmental and family travelers with all the comforts of home while on long-term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio, one bedroom and two bedroom suites. Most Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants; however, each hotel has a 24 hour market. All offer a complimentary breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Each guest room also offers free high speed internet. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2012, 625 Residence Inn by Marriott® hotels were open and operating worldwide. We have invested a total of $514 million in 35 Residence Inn by Marriott® hotels with a total of 4,487 suites.

        Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Our Staybridge Suites® hotels contain between 92 and 150 suites. Each suite typically offers a fully equipped kitchen, living space, well-lit workspace and complimentary high speed internet access. Other amenities include a "Great Room" lobby that offers a free breakfast buffet and evening receptions mid-week, an onsite convenience store, complimentary guest laundry, fitness center and 24 hour business center coupled with an outdoor area that includes a sport court and a barbeque area. With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, as of December 31, 2012, 189 Staybridge Suites® hotels were open and operating worldwide. We have invested a total of $317 million in 19 Staybridge Suites® hotels with a total of 2,366 suites.

        Royal Sonesta® and Sonesta® hotels offer full service accommodations to business and leisure travelers. Each hotel reflects the destination that the property resides in, offering guests a unique, local experience from location to location. Royal Sonesta® hotels are luxury hotels located in major cities and offer luxury amenities and services coupled with signature restaurant and lounge areas. Sonesta® hotels are full service upscale hotels that are typically located in urban and resort locations offering meeting facilities and restaurants. Our Royal Sonesta® and Sonesta® hotels contain between 195 and 485 guest rooms. Amenities consistent between both brands include flexible meeting space ranging from 10,000 to 50,000 square feet, business center and concierge services, in room dining and complimentary high speed internet. According to Sonesta International Hotels, Inc., or Sonesta, as of December 31, 2012, there are four Royal Sonesta® hotels and 27 Sonesta® hotels open and operating worldwide. We have invested a total of $344 million in four Royal Sonesta® hotels and two Sonesta® hotels with a total of 2,348 rooms.

        Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well designed, high tech and contemporary environment catering to the multi-tasking business traveler, as well as to families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. Hyatt

Place® hotels are located in urban, suburban and airport locations. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi internet and a media center with a 42 inch high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and a.m. Kitchen Skillet™ items, as well as access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Coffee & Spirits Bar, which offers various coffee options and a selection of beer, wine and cocktails, and the Gallery Market, with a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, as of December 31, 2012, 172 Hyatt Place® hotels were open and operating worldwide. We have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

        Crowne Plaza Hotels & Resorts® is InterContinental's upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® has a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® hotels contain between 304 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, a full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities. According to InterContinental, as of December 31, 2012, 392 Crowne Plaza Hotels & Resorts® hotels were open and operating worldwide. We have invested a total of $248 million in six Crowne Plaza Hotels & Resorts® hotels with a total of 2,346 rooms.

        InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® hotels contain between 189 and 402 rooms. InterContinental Hotels & Resorts® hotels offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, as of December 31, 2012, 170 InterContinental Hotels & Resorts® hotels were open and operating worldwide. We have invested a total of $194 million in three InterContinental Hotels & Resorts® hotels with a total of 799 rooms.

        Sonesta ES Suites® is Sonesta's upscale extended stay brand that offers apartment-like suites including studio, one and two bedroom suites. This brand caters to both the extended stay business traveler and the family oriented leisure traveler. Our Sonesta ES Suites® contain between 93 and 150 suites. The comfortable and spacious suites offer a fully equipped kitchen, television with premium cable, flexible work space and complimentary high speed internet access. Additional amenities include a business center, a great room offering complimentary breakfast and evening social hour, 24 hour on-site convenience store, fitness center, outdoor recreational court and on-site guest laundry. According to Sonesta®, as of December 31, 2012, there were 17 Sonesta ES Suites® hotels open and operating in the United States. We have invested a total of $179 million in 15 Sonesta ES Suites® with a total of 1,836 suites.

        Wyndham Hotels & Resorts and Wyndham Grand® hotels are full service properties located in business and vacation destinations. The hotels offer the comfort and amenities a hotel guest would expect, including well appointed public areas, guestrooms and dining options. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. Wyndham Grand® hotels are situated in resort and urban destinations, and seek to provide a one-of-a-kind experience with local flavor. Guestrooms are comfortable and refined, dining experiences are crafted by master chefs and lounges and public areas are designed to invite guests to linger. For social and business functions, the hotels contain flexible meeting spaces, with sophisticated entertainment and presentation capabilities. Our Wyndham branded hotels contain between 295 to 348 rooms with between 7,500 to 12,000 square feet of meeting space. According to Wyndham Hotel Group, or Wyndham, as of December 31, 2012, 112 Wyndham Hotels & Resorts® hotels were open and operating worldwide. We have invested a total of $164 million in four Wyndham hotels and one Wyndham Grand® hotel with a combined total of 1,618 rooms.

        Marriott Hotels and Resorts® is Marriott's flagship brand renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® hotels contain between 356 and 392 rooms. The guest rooms offer luxury linens, a "smart workspace", high speed internet and high definition televisions. Our Marriott Hotels and Resorts® hotels have between 20,000 to 25,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to Wi-Fi enabled lobbies, a choice of restaurants, room service, cocktail lounges, business centers, concierge floors, pools, and health/fitness centers. According to Marriott, as of December 2012, 558 Marriott Hotels and Resorts® hotels were open and operating worldwide. We have invested $130 million in two Marriott Hotels and Resorts® hotels with a total of 748 guest rooms.

        Radisson® Hotels & Resorts is a leading upscale full service hotel brand that serves both the business and leisure traveler. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre-arrival online check in system. Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 guest rooms. The flexible meeting facilities at our Radisson® Hotels & Resorts hotels range in size from 3,000 to 15,000 square feet and can accommodate groups between 10 and 600 people. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, as of December 31, 2012, 426 Radisson® Hotels & Resorts hotels were open and operating worldwide. We have invested a total of $120 million in five Radisson® Hotels & Resorts hotels with a total of 1,134 rooms.

        The Clift Hotel is a luxury hotel with 372 rooms located within the Union Square district of San Francisco, CA. This historic hotel originally opened in 1913 and was completely renovated and repositioned in 2001. This hotel is leased and operated by a subsidiary of Morgans Hotel Group, or Morgans. The hotel features 5,800 square feet of meeting space, a fine-dining restaurant, the iconic Redwood Room bar, a fitness center, a business center, and valet parking. Guest rooms feature custom designed furniture and luxurious bedding. We have invested $120 million in the Clift Hotel.

        TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the new in-room HomeOffice™ Suite. Other amenities offered typically include free high speed internet access, a business center, guest laundry facilities, 24 hour staffing, a light complimentary breakfast, late night snack and beverage offerings from the "In a Pinch" market and a fitness center. According to Marriott, as of December 31, 2012, 210 TownePlace Suites by Marriott® were open and operating worldwide. We have invested $102 million in 12 TownePlace Suites by Marriott® with a total of 1,331 suites.

        Country Inns & Suites by Carlson® is a leading mid-market brand catering to both business and leisure travel. This brand is known for being "like home" and for providing a caring, consistent and comfortable hospitality experience. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include spacious, well equipped rooms, a free hot, expansive breakfast selection and high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns &

Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin-operated laundry service and a small restaurant and lounge. According to Carlson, as of December 31, 2012, 474 Country Inns & Suites by Carlson® were open and operating worldwide. We have invested a total of $79 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

        Hawthorn Suites® by Wyndham is an extended stay brand that provides a comfortable atmosphere for business and leisure travelers. Our Hawthorn Suites® have between 78 and 143 studio and one bedroom suites. Each guest room offers a fully equipped kitchen, a work space, free cable television and free high speed internet access. Hawthorn Suites® hotels offer a convenient 24 hour store, a fitness center, guest laundry facilities, free hot breakfast and an evening hospitality hour. According to Wyndham, as of December 31, 2012, 94 Hawthorn Suites® were open and operating worldwide. We have invested a total of $72 million in 16 Hawthorn Suites® with a total of 1,782 rooms.

        Holiday Inn® hotels offer business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our two Holiday Inn® hotels contain between 190 and 264 rooms, respectively. The Holiday Inn® brand offers a large work desk, free high speed internet access, a business center with internet access, copy and fax service, in room coffee and tea service and designer bath amenities. The meeting facilities at our Holiday Inn® hotels generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. According to InterContinental, the owner of the Holiday Inn® brand, as of December 31, 2012, 1,247 Holiday Inn® hotels were open and operating worldwide. We have invested a total of $24 million in two Holiday Inn® hotels with a total of 454 rooms.

        SpringHill Suites by Marriott® are all-suites hotels designed to attract value conscious business and family travelers. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. All guest rooms offer free high speed internet. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet, guest laundry, a business center, access to a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, as of December 31, 2012, 299 SpringHill Suites by Marriott® were open and operating worldwide. We have invested $23 million in two SpringHill Suites by Marriott® with a total of 264 suites.

        Park Plaza® Hotels & Resorts is in the mid-priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well appointed guest rooms with large work areas, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resorts hotel is 6,000 square feet and can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, as of December 31, 2012, 48 Park Plaza® Hotels & Resorts hotels were open and operating worldwide. We have invested a total of $12 million in one Park Plaza® Hotel & Resorts hotel with a total of 209 rooms.

        The following table details the chain scale and service level of our hotels, as categorized by Smith Travel Research, as of December 31, 2012.

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	8	—	—	8
Upper Upscale	3	—	—	3
Upscale	18	95	70	183
Upper Midscale	2	—	12	14
Midscale	5	—	76	81

Totals	36	95	158	289

TRAVEL CENTER PROPERTIES

        As of December 31, 2012, we owned 185 travel centers, all of which we lease to TravelCenters of America LLC, or TA, pursuant to long term leases; 145 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 40 are operated under the Petro Stopping Centers®, or Petro®, brand name.

        Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 25 acres of land with parking for 189 tractor trailers and 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel and convenience store; and a game room, lounge, private showers and other amenities for professional truck drivers and motorists.

        The physical layout of our travel centers varies from property to property. Many of our TA® branded properties have one building with separate service areas, while many of our Petro® branded properties have several separate buildings. According to TA 171 TA® and 72 Petro® sites were open and operating in the U.S. and Canada as of December 31, 2012. We have invested $2.0 billion in 145 TA® branded properties and $747 million in 40 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

        As of January 1, 2013, 286 of our hotels are included in one of seven portfolio agreements; 285 hotels are leased by us to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by hotel operating companies and one hotel is leased to a hotel operating company. Three of our hotels are not included in a portfolio; one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and two hotels are leased to third parties. Our 185 travel centers are leased under two portfolio agreements. The principal features of the management agreements and leases for our 474 properties are as follows:

  •
  Minimum Returns or Minimum Rent.  All of our agreements require our managers or tenants to pay to us annual minimum returns or minimum rent.

  •
  Additional Returns or Rent.  Certain of our agreements require percentage returns or rent based on increases in gross property revenues over threshold amounts. In addition, certain of our hotel management agreements provide for additional returns to us based on increases in hotel operating income.

  •
  Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2012 is 16.7 years, without giving effect to any renewal options our managers or tenants may have.

  •
  Pooled Agreements.  All but three of our properties are part of a portfolio combination. In all but one of our portfolio combinations, the manager's or tenant's obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest portfolio combination includes 11 hotels in which we have invested $210 million; the largest portfolio combination includes 145 travel centers in which we have invested $2.0 billion.

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

  •
  Property Maintenance.  Most of our hotel agreements require the deposit of 5% to 6% of annual gross hotel revenues into escrows to fund periodic renovations. For recently built or renovated hotels, this requirement may be deferred for a period. Our travel center leases require the tenants to maintain the leased travel centers, including structural and non-structural components.

  •
  Security Features.  Most of our management agreements or leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager's or tenant's parent company. As of January 1, 2013, six of our nine portfolio agreements and one hotel leased to a third party, a total of 214 hotels and 185 travel centers, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 82% of our total minimum returns and minimum rents at January 1, 2013. We do not have any security deposits or guarantees for two of our seven hotel portfolio agreements, the management agreement for the hotel we lease from a third party or one hotel we lease to a third party, a total of 75 hotels, representing 18% of our total minimum returns and minimum rents as of January 1, 2013. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

INVESTMENT AND OPERATING POLICIES

        Generally, we provide capital to owners and operators in hospitality related industries who wish to expand their businesses or divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels' businesses. Our agreements with our managers and tenants are designed with the expectation that, over their terms, net operating income from our properties that accrues to the benefit of the operator will exceed minimum amounts due to us. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in finding high quality investment opportunities on attractive terms and increase the dependability of our cash flows used to pay distributions.

        Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments.

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

        In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2012, we owned no convertible mortgages or joint venture interests.

        We may not achieve some or all of our investment objectives.

        Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. REIT tax law changes known as the REIT Modernization Act, or the RMA, were enacted and became effective January 1, 2001. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by a third party. As of January 1, 2013, 285 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

  •
  The amount and type of financial support available from the proposed manager or lessee;

  •
  The property's design, physical condition and age;

  •
  The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;

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

        We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity or in properties managed by or leased to an affiliated group of entities.

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

DISPOSITION POLICIES

        In the past, we have occasionally sold a property or exchanged properties which we own for different properties. We sold three properties in 2012. Although we may do so in the future, we have no current intention to dispose of any of our presently owned properties. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

  •
  The property's current and expected future performance;

  •
  Potential opportunities to increase revenues and property values by reinvesting sale proceeds;

  •
  The proposed sale price;

  •
  Capital required to maintain the property;

  •
  The strategic fit of the property with the rest of our portfolio and with our plans;

  •
  Our manager's or tenant's desire to cease operation of the property; and

  •
  The existence of alternative sources, uses or needs for capital.

 FINANCING POLICIES

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility, our unsecured term loan and our unsecured term debt and convertible notes indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is generally between 40% and 50% of our total book capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization accordingly.

        Our Board of Trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, interim or long term debt financings or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities, or assuming outstanding mortgage debt on the acquired properties. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

OTHER INFORMATION

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Senior Housing Properties Trust, or SNH, Government Properties Income Trust, or GOV, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TA and Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, William J. Sheehan, Executive Vice President; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President and President of Real Estate Services; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. Ethan S. Bornstein, Mark L. Kleifges and John G. Murray are also our executive officers. Mr. Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 26, 2013, RMR had approximately 820 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

        The travel center and truck stop industry is highly competitive. Although there are in excess of 6,000 travel centers and truck stops in the U.S., we understand TA believes that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love's Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants, travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if commercialized. The largest competitor of our travel centers is Pilot Flying J Inc., which represents a majority of the market based on fuel sales volumes. Competitive pressure from Pilot Flying J Inc., especially for large trucking fleets and long haul trucking fleets, could negatively impact TA's ability to pay rents due to us.

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

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and managers of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental damages. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Under the terms of our management agreements and leases, our tenants and managers have agreed to indemnify us from all environmental liabilities arising during the term of the agreements. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and managers may not have sufficient resources to pay environmental liabilities.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change".

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

        Segment Information.    As of December 31, 2012, we had two operating segments, hotel real estate investments and travel center real estate investments. See our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

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

  •
  a person who has a functional currency other than the United States dollar;

  •
  a person who acquires our shares in connection with employment or other performance of services;

  •
  a person subject to alternative minimum tax;

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction; or

  •
  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

        The sections of the Internal Revenue Code of 1986, as amended, or the IRC, that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder. If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership are urged to consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 1995. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

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

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2012 taxable years, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of tax counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by tax counsel.

        Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

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

        If we fail to qualify or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We have invested and may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retains the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. (For our 2001 through 2008 taxable years, no more than 20% of the total value of our assets, at the close of each quarter, was permitted to be comprised of our investments in the stock or securities of our taxable REIT subsidiaries; before the introduction of taxable REIT subsidiaries in 2001, our ability to own separately taxable corporate subsidiaries was more limited.) Among other requirements, a taxable REIT subsidiary of ours must:

  (1)
  be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

  (2)
  join with us in making a taxable REIT subsidiary election;

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or, after our 2008 taxable year, a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC) that we recognize after July 30, 2008; and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

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

        Amounts payable to us under agreements relating to the Canadian hotels we acquired in 2005 may be determined by reference to revenue and expenditure items denominated in Canadian dollars. Real estate foreign exchange gains recognized after July 30, 2008 are not considered in the 75% and 95% gross income tests summarized above. For exchange gains recognized prior to July 31, 2008, there was a lack of precise authority. However, because amounts paid to us, as opposed to our TRS, under these Canadian hotel agreements are denominated in United States dollars and determined by reference to more than just exchange rates, we believe that we did not have material amounts of exchange gains in respect of our Canadian investments from 2005 through July 30, 2008.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the amount by which we failed the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        Asset Tests.    At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  •
  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

  •
  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are "straight debt" securities or otherwise excepted as discussed below. Our stock and securities in a taxable REIT subsidiary are exempted from these 5% and 10% asset tests.

  •
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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the

5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

        Our Relationship with TA.    On January 31, 2007, we spun off all the then outstanding TA common shares. Under the transaction agreement that governed the spin off, TA will generally be responsible for the tax filings and liabilities, including federal income tax filings and liabilities, of TravelCenters of America, Inc. and its subsidiaries for the periods ending on or before the distribution date. Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value. On August 11, 2008, we entered into a rent deferral agreement with TA under which TA had the option to defer specified monthly rent payments from July 1, 2008 through December 31, 2010. In exchange, TA issued 1,540,000 shares to us then equal to approximately 9.5% of its outstanding shares (we own approximately 9% of TA's outstanding shares as of December 31, 2012), determined after this new issuance. On January 31, 2011, we entered into an amendment agreement with TA to modify the terms of our leases with TA. Our leases with TA, TA's limited liability company operating agreement, the transaction agreement governing the spin off, the rent deferral agreement and the amendment agreement collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

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

        In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager operating on behalf of the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be "qualified lodging facilities" within the meaning of Section 856(d)(9)(D) of the IRC. Qualified lodging facilities are defined as hotels, motels or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities.

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

        We have from time to time engaged, and at present engage, as an intended eligible independent contractor a manager that manages only a modest number of qualified lodging facilities for parties other than us and our TRSs, and we may in the future continue to engage such a manager as an intended eligible independent contractor. We have received, and in future instances would expect to receive, from our counsel, Sullivan & Worcester LLP, an opinion to the effect that the intended eligible independent contractor should in fact so qualify. But if the IRS or a court determines that the opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by ineligible contractors would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect we would qualify for the gross income tests' relief provision described above, and thereby would preserve our qualification as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material if a material number of the properties leased to our TRSs are managed for the TRSs by ineligible contractors.

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

        On each of January 31, 2007 and January 31, 2012, we acquired all of the outstanding stock of a C corporation. At the time of those acquisitions, those C corporations directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries. Upon these acquisitions, except to the extent we made an applicable TRS election, each of the acquired entities generally became either our qualified REIT subsidiary under Section 856(i) of the IRC or a disregarded entity under Treasury regulations issued under Section 7701 of the IRC. Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally were treated as the successor to the acquired and then disregarded entities' federal income tax attributes, such as those entities' adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired and then disregarded entities' earnings and profits for federal income tax purposes, if any.

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

        In the case of assets acquired in the January 31, 2007 acquisition, any built-in gain subject to tax may generally be reduced by certain net operating loss carryforwards that we inherited in that acquisition. Other than the assets we distributed in our spin off of TA, we have not disposed of, and have no present plan or intent to dispose of, any other assets acquired in the January 31, 2007 acquisition. Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as assets' fair market value, we reported only modest taxable gains from the spin off of TA, and net operating loss carryforwards were available to us so as to eliminate any applicable tax on such recognized gains.

        To the extent of our gains in a taxable year that are subject to the built-in gains tax described above, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.

        Earnings and Profits.    A REIT may not have any undistributed C corporation earnings and profits at the end of any taxable year. Upon the closing of our corporate acquisitions, we succeeded to the undistributed earnings and profits, if any, of the acquired and then disregarded corporate entities. Thus, we needed to distribute any such earnings and profits no later than the end of the applicable tax year. If we failed to do so, we would not qualify to be taxed as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of any sale-leaseback arrangements, the IRS could assert that we realized or will realize prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeds or exceeded the purchase price for that property. While we believe that the value of leased property at the time of any such purchase will or did not exceed the purchase price, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any such sale-leaseback transaction.

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds such income thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for dividends generally apply to:

  (1)
  long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from C corporations such as taxable REIT subsidiaries; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our series D cumulative redeemable preferred shares, or on our senior convertible notes) that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        In contrast to the typical redemption of preferred shares for cash only, discussed above, if a U.S. shareholder receives a number of our common shares as a result of a conversion or repurchase of Series D cumulative redeemable preferred shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (1) the excess, if any, of the value of the cash and common shares received over such shareholder's adjusted tax basis in its Series D cumulative redeemable preferred shares surrendered or (2) the cash received. Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of Series D cumulative redeemable preferred shares to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder's continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain. A U.S. shareholder's basis in its common shares received would be equal to the basis for its Series D cumulative redeemable preferred shares surrendered, less any cash received plus any income or gain recognized. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for its Series D cumulative redeemable preferred shares surrendered. If, in addition to common shares, upon conversion or repurchase a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion or repurchase.

        A U.S. shareholder generally will not recognize any income, gain or loss upon conversion of Series D cumulative redeemable preferred shares into common shares except with respect to cash, if any, received in lieu of a fractional common share. A U.S. shareholder's basis in its common shares received would be equal to the basis for its Series D cumulative redeemable preferred shares surrendered, less any basis allocable to any fractional share exchanged for cash. A U.S. shareholder's holding period in the common shares received would be the same as the holding period for its Series D cumulative redeemable preferred shares surrendered. Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share. Accordingly, receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share. If, in addition to common shares, upon conversion a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.

        For taxable years beginning after December 31, 2012, U.S. shareholders who are individuals, estates or trusts are generally required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. For unmarried individuals, estates and trusts, the threshold is $200,000; for married individuals filing jointly, the threshold is $250,000; and for married individuals filing separately, the threshold is $125,000.

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

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust and bylaws, we believe that we are not and will not become a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

Taxation of Non-U.S. Shareholders

        The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

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

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to Treasury regulations, such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2017. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The United States Department of Labor has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

        Debt instruments that we issue with any "substantial equity feature" will be treated as an equity interest for this purpose. However, an example in the applicable regulations concludes that a convertible debt instrument issued by a corporation, apparently on conventional terms, would not be treated as an equity interest because the conversion feature was deemed "incidental" to the issuer's obligation to pay principal and interest. Based on the foregoing, our counsel, Sullivan & Worcester LLP, has opined that, while the matter is not free from doubt, our 3.80% convertible senior notes due 2027 will not be treated as equity interests under ERISA's plan assets rules. This opinion is conditioned upon certain assumptions and representations, as discussed above in "Federal Income Tax Considerations—Taxation as a REIT."

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

        The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  •
  any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  •
  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  •
  any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  •
  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

        We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in "Federal Income Tax Considerations—Taxation as a REIT."

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

        Our properties are operated in two segments of the economy which were severely impacted by the recent economic recession. While the economy grew modestly in 2012, we do not know if or when the economy will fully return to pre-recession levels. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. In 2010 the U.S. hotel industry saw modest gains in occupancy and revenues, but profitability generally declined or remained flat due to increases in operating expenses. In 2011 and 2012, the U.S. hotel industry experienced gains in occupancy, revenues and profitability when compared to the preceding year; however, all of these industry measures are still below their 2007, pre-recession levels.

        Our travel centers primarily provide goods and services to the trucking industry. The slowdown in the construction industry and reduced consumer spending resulting from the recent recession continue to adversely impact the trucking industry which provides customers to our travel centers. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the recent recession and this slowing continues to adversely affect business at our travel centers. Although the level of trucking activity and business activity at our travel centers improved since the recession, they are still below their pre-recession levels.

        If the present general economic conditions continue for an extended time or if the present conditions worsen, our managers and tenants may be unable to meet their financial obligations to us. If we do not receive our rents and returns from our managers and tenants, our income and cash flows will decline, we may be unable to pay distributions to shareholders and the market value of our shares will likely decline.

Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made.

        Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants. However, several of these guarantees are limited by dollar amounts and in duration; for example, our guaranty from Marriott for 68 hotels is limited to $40.0 million (of which $26.0 million remained available at December 31, 2012) and expires on December 31, 2017, our guaranty from Hyatt is limited to $50.0 million (of which $17.1 million remained available at December 31, 2012), our guaranty from Carlson is limited to $40.0 million (of which $22.5 million remained available at December 31, 2012), and our guaranty from Wyndham is limited to $29.0 million (of which $21.6 million remained available at December 31, 2012) and expires on December 31, 2019. If our Marriott, Hyatt, Carlson and Wyndham properties continue to produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may be exhausted. Also, because the large majority of TA's business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies' guarantees of our tenants' and managers' obligations to us, we cannot assure that these obligations will be paid.

Certain managers and tenants have failed to pay the full amounts due to us and the security deposits applied will not provide cash flow to us.

        During the twelve months ended December 31, 2012, all payments contractually due to us under our hotel leases and management contracts were paid when due except for certain payments from Marriott and InterContinental.

        During the twelve months ended December 31, 2012, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $101.8 million, were $10.1 million less than the minimum amounts contractually required. During the twelve months ended December 31, 2012, Marriott provided $4.9 million of guaranty payments to us. Also, during the period from December 31, 2012 to February 26, 2013, the minimum return payments we received for these hotels were $0.8 million less than the contractual minimum returns due to us and Marriott provided $2.2 million of guaranty payments to cover up to 90% of the minimum returns due to us. The balance of this guaranty was $23.8 million as of February 26, 2013.

        During the twelve months ended December 31, 2012, the payments we received under our InterContinental agreement covering 91 hotels and requiring minimum returns to us of $135.2 million was $29.4 million less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. Also, during the period from December 31, 2012 to February 26, 2013, the minimum return payments we received under our InterContinental agreement were $9.0 million less than the minimum amounts due to us. We applied the available security deposit to cover these shortfalls. The remaining balance of the security deposit was $17.5 million as of February 26, 2013.

        The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us. The Marriott guaranty is limited to total payments by Marriott to us of $40.0 million and expires on December 31, 2019. As noted above, the balance of this guaranty was $23.8 million as of February 26, 2013.

        When and if the InterContinental security deposit and Marriott guaranty are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.

        We have no guarantee or security deposit under our agreements with Sonesta or Morgans. Our lease with Host Hotels & Resorts, Inc., or Host, expired on December 31, 2012 and we returned the security deposit we held. Accordingly, the returns we receive from hotels managed by Sonesta or managed by Marriott under our Marriott No. 1 agreement and our lease with Morgans are fully dependent upon the financial results of those hotel operations. We had $30.6 million of shortfalls not funded by managers for 2012, which represents the unguaranteed portions of our minimum returns under our Marriott No. 234 agreement and from Sonesta.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in additional cash flow to us of these amounts.

Financial and competitive challenges at TA could continue or worsen, and TA may be unable to pay rent due to us.

        We lease all of our travel center properties, which constitute approximately 38% of our historical investments, to TA. TA has accumulated large losses since it became a separate public company in 2007. TA generates a significant amount of its revenues from fuel sales, but generates low margins on these sales. TA's revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA's highway travel center facilities. The petroleum products pricing has been, and continues to be, volatile and highly competitive. During the past few years, fuel prices have increased and become materially more volatile, and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the United States and world economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA's profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased TA's working capital requirements. To mitigate the risks arising from fuel price volatility, TA generally maintains limited fuel inventories. Accordingly, an interruption in TA's fuel supplies would materially and adversely affect its business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Additionally, increased fuel costs have caused TA's customers to conserve fuel, resulting in less demand for products sold by TA. The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced.

        TA operates in a highly competitive business, concentrated by a few large participants, including TA's largest competitor, Pilot Flying J Inc., which represents a majority of the market based on diesel fuel sales volumes. Competitive pressure could negatively impact TA's sales volumes and profitability and could increase its level of selling, general and administrative expense, which could adversely impact TA's ability to pay rent to us.

        For these and other reasons, TA may be unable to pay rent, including the $150.0 million of deferred rent due in part in 2022 and in part in 2024, to us.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

        We have large amounts of debts which will need to be refinanced within the next three years; for example, $300.0 million of our senior notes mature in 2014 and $280.0 million of our senior notes mature in 2015. At this time, it is uncertain whether we will be able to refinance these debt maturities or what the cost and other terms may be to accomplish such refinancings. The availability and cost of credit continues to be volatile, and credit availability for companies in the hotel and hospitality industry remains limited. Nonpayment at maturity or other defaults on our revolving credit facility or term loan, or any of our other debt, will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to make distributions to our shareholders and the market value of our shares will likely decline.

Our failure or inability to meet certain terms of our revolving credit facility or term loan agreements would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreements include various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreements at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment, and if we default under our credit facility, our lenders may elect to not make further borrowings available to us. Any default under our revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline and may prevent our making distributions to our shareholders.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2012, we had $2.7 billion in debt outstanding, which was 50% of our total book capitalization. Our note indenture and revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may be unable to provide the funding required for the rebranding and refurbishment of our properties and our refurbishment projects may be disruptive to our operations and result in reduced revenues at the affected properties.

        Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties; for example, we expect to fund an aggregate of approximately $390.0 million under our agreements with InterContinental, Marriott, Sonesta and Wyndham for refurbishment and rebranding costs over the next two years. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain or improve the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain the properties in the required condition, then the affected manager or tenant may terminate its management or lease agreement and hold us liable for damages.

        In addition, renovation projects to our properties may require taking rooms out of service or closing down properties during renovations which could reduce revenues at the affected properties. During 2012, we had 138 hotels under renovation for all or part of the year. These hotels experienced a 0.3% decline in revenue per available room, or RevPAR, compared to the prior year.

Inherent risks in the hotel industry could affect our business.

        Approximately 62% of our investments are in hotel properties. A number of factors affect the hotel industry generally and therefore impact our operating results, such as:

  •
  increased competition from new supply or existing hotel properties in markets where our hotels are located, which may adversely affect our occupancy rates and revenues;

  •
  the relative attractiveness of our hotel properties and the level of services provided to guests, which may require us to invest in our hotels;

  •
  dependence on business and leisure travel and tourism, which generally causes hotel revenues to reflect general economic conditions;

  •
  the appeal to travelers of the local markets in which our hotels are located;

  •
  inflation, increased interest rates and borrowing expenses, higher energy costs, salaries and union labor costs, legal expenses, real estate taxes and other operating expenses at our hotel properties, which may reduce our margins, profits or cash flow; and

  •
  changing travel patterns in the United States, for example as a reaction to higher airfares and ground travel costs arising from higher fuel prices or taxes or from shifting consumer preferences for travel destinations, which could affect the number of visitors seeking lodging at our hotel properties.

        These and other factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our shareholders.

Events beyond our control, including wars, terrorism, natural disasters or pandemics could significantly reduce the financial results experienced in the hotel industry generally and the financial performance of our hotel properties. If these or similar problems occur, persist or recur, our operating results and financial condition may be harmed by declines in average daily room rates and/or occupancy.

        The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels' occupancy. Future acts of terrorism in the United States may adversely impact business and leisure travel activities and, accordingly, our business. Moreover, hotels have themselves been the target of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. Outbreaks of contagious diseases could cause travel to decline and have an adverse effect on the hotel industry in general. We cannot predict the extent to which additional terrorist attacks, acts of war, natural disasters, pandemics or similar events may occur in the future or the impact that such events would have on the hotel industry or on our hotel properties in particular, or their impact on our results of operations and financial condition.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

        Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers' and tenants' performances, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. Also, fees paid to our hotel managers are often set as a percentage of gross revenues rather than profits. As a result, our managers and tenants have in the past made and may in the future make decisions regarding competing properties or our hotels' operations that are not or would not be in our best interests.

We have a high concentration of properties with a limited number of operators.

        TA leases all of our travel center properties, which constitute approximately 38% of our total historical investments. Two of our hotel managers, Marriott and InterContinental, operate approximately 24% and 19%, respectively, of our total historical investments. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        Interest rates are currently at historically low levels and may increase. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

  •
  Amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Further, increased interest rates may effectively increase the cost of properties we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for properties, due to the effect of increased interest rates, to a price that sellers may not accept.

  •
  We expect to make regular distributions to our shareholders. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

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

Our acquisitions and investments may not be successful.

        An element of our business plan involves the acquisition of additional properties and making real estate investments. We cannot assure that we will be able to locate or consummate attractive acquisition or investment opportunities or that acquisitions or investments we make will be successful.

        We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses. Moreover, as a mortgagee of real estate, we may face the risk that our borrower may default its obligations and we may be unable to obtain control of the properties which receive our investments to ensure that they are properly maintained and operated.

We face significant competition.

        We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, operating companies in the hospitality industry, individuals and other public and private companies. Some of our competitors may have greater financial and management resources than we have and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Such competition may reduce the number of suitable acquisition opportunities available to us, and we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property.

Ownership of real estate is subject to environmental and climate change risks.

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own or occupy, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold.

        The travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA regularly incurs environmental cleanup costs. In the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own or occupy, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to TA. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial and TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel center properties.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition and results of operations of our managers or tenants and their ability to pay rent or returns to us. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

Real estate ownership creates risks and liabilities.

        In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

  •
  the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  the subjectivity of real estate valuations and changes in such valuations over time;

  •
  property and casualty losses;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

  •
  legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

  •
  litigation incidental to our business.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and managers and operating data. Several of these systems are owned by our tenants and managers. We purchase some of our information technology from vendors, on whom our systems depend. We and RMR rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant, manager and customer information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

        The Financial Accounting Standards Board, or FASB, has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material affect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

We currently own some properties located outside the United States and we are considering some additional investments outside this country; investments outside of this country create special risks.

        We currently own two hotels in Canada. We have recently announced a letter of intent and an exclusive negotiating period with NH Hoteles, SA, or NH Hoteles, concerning possible hotel investments in Latin America and in Europe. If and when we consummate this investment with NH Hoteles or if we make other investments in real estate outside the United States, we will face certain special risks arising from those investments, including:

  •
  Laws affecting the operations of hotels in foreign countries may require us to assume responsibility for payments due to employees of hotels we own or in which we invest.

  •
  Foreign laws affecting real estate may restrict the ability of entities organized or controlled by persons outside those countries, like us, to own or make management decisions affecting the properties in which we invest.

  •
  In most foreign countries, we will not have the same or similar tax status as we have in the United States, we will be subject to local taxes, and our net earnings may be less than we would realize by making investments in the United States.

  •
  Most of the hotels located in foreign countries in which we invest will conduct business in local currencies rather than in U.S. dollars. We may be able to mitigate some of the risk of changing comparative currency valuations by funding our foreign investments in local currencies; however, it is unlikely we will be able to completely mitigate such foreign currency exchange rate risk.

  •
  Some foreign countries do not have judicial dispute resolution processes which are as efficient or honest as the United States judicial system generally. We may mitigate this risk by making the resolution of disputes which may arise from our foreign investments subject to arbitration;

    however, the enforcement of arbitration awards will remain subject to local judicial processes and there may be no way for us to mitigate the risks of our dealings in a foreign legal system.

  •
  Investments by United States entities like us in foreign countries may be particularly subject to terrorism risks as it relates to the ownership of prominently identified properties such as hotels.

  •
  The political system in some foreign countries are less stable than in the United States, and some foreign governments have in the past expropriated properties owned by United States entities like us without paying fair compensation.

        Although we will attempt to balance the potential rewards of future investments in foreign countries against these and other risks, we may not be successful in doing so and investments we make in real estate located in foreign countries may result in material losses.

Risks Related to Our Taxation

The loss of our tax statuses could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs under the IRC.

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to shareholders. In order to meet these requirements, it may be necessary for us to sell or forego attractive investments.

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under both our term loan and our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

        Similarly, under currently applicable law and through available tax concessions, we have minimized the Canadian and Puerto Rican income taxes that we must pay. We believe that we have operated, and are operating, in compliance with the requirements of these laws and tax concessions. However, we cannot be certain that, upon review or audit, the local tax authority will agree. If the existing laws or concessions are unavailable to us in the future, then we may be subject to material amounts of income taxes and the value of our shares likely would decline.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify as a REIT or be subject to significant penalty taxes.

        We lease a substantial majority of our hotel properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm's length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income testing failures, in such cases significant penalty taxes can be imposed.

        For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:

  •
  our TRSs may not directly or indirectly operate or manage a lodging facility, as defined by the IRC;

  •
  the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings, or other types of arrangements;

  •
  the leased properties must constitute qualified lodging facilities (including customary amenities and facilities) under the IRC;

  •
  the leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for persons unrelated to us; and

  •
  the rental and other terms of the leases must be arm's length.

        There can be no assurance that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with applicable REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as intended, we may fail to qualify as a REIT or be subject to significant penalty taxes.

Risks Related to Our Relationship with RMR and Sonesta.

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete new acquisitions for us and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self-managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry M. Portnoy and Adam D. Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including four other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment opportunities to present to us or to other businesses it manages. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR. We have also agreed with RMR to first offer any property that we determine to sell and that is within the principal investment focus of another REIT managed by RMR to such REIT prior to entering into any sale or other disposition arrangement with respect to such property.

        RMR also acts as the manager for four other NYSE-listed REITs: CWH, which primarily owns commercial office buildings; GOV, which owns properties that are majority leased to government tenants; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and SIR, a majority owned subsidiary of CWH which is focused on owning and investing in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including Five Star, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals, TA, our largest tenant, and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships and is a manager of several of our hotels. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Barry M. Portnoy and Adam D. Portnoy. Also, RMR's multiple responsibilities to us and TA may create potential conflicts of interest or the appearance of such conflicts of interest. In addition, we participate with RMR, CWH, GOV, SNH, SIR, Five Star and TA in a combined insurance program through Affiliates Insurance Company, or AIC, an Indiana insurance company. Along with RMR, CWH, GOV, SNH, SIR, Five Star and TA we have invested in AIC, and all of our Trustees are directors of AIC.

        Barry M. Portnoy is Chairman and an employee of RMR, and Adam D. Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management agreements with RMR and Sonesta were negotiated between related parties and may not be as favorable to us as they would have been if negotiated between unrelated parties.

        We pay RMR fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value of those investments, the gross rents we collect from tenants of one office building RMR manages and the cost of construction we incur at that office property which is supervised by RMR, plus an incentive fee based upon certain increases in our cash available for distribution per share (as defined in our management agreements with RMR). See "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. In January 2012, we consummated a purchase agreement and hotel management contracts with Sonesta, an entity owned by Messrs. Barry and Adam Portnoy, our Managing Trustees, which is affiliated with RMR. In addition, in August 2012, we sold two hotels to entities owned by Mr. Barry Portnoy. Our management agreements with RMR and Sonesta and sale agreements with the entities owned by Mr. Barry Portnoy were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unrelated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become a self-managed company or if we contract with unrelated third parties. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, TA, Sonesta, AIC, the other businesses and entities to which RMR provides management or other services, Barry M. Portnoy and Adam D. Portnoy and with RMR's affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in AIC, we have purchased property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, TA and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust, bylaws and rights agreement, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or from implementing changes.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR and its affiliates from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control;

  •
  shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees", as defined in our governing documents;

  •
  limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the two thirds shareholder vote required for removal of Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

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

  •
  requirements that shareholders comply with regulatory requirements (including Nevada and Louisiana gaming and Indiana insurance licensing requirements) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized common shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our common shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our common shares or any new class of shares created by our Board of Trustees.

        We maintain a rights agreement whereby, in the event a person or group of persons acquires 10% or more of our outstanding common shares, our shareholders, other than such person or group, will be entitled to purchase additional shares or other securities or property at a discount. In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies or a change in our control.

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

        Our declaration of trust, bylaws and indemnity agreements limit the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under

Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our declaration of trust, bylaws and indemnity agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with TA, RMR and Sonesta and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration.

        Our contracts with TA, RMR and Sonesta provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against TA, RMR, Sonesta or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

        Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

        We intend to continue to make regular quarterly distributions to our shareholders. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and our debt indenture; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our cash flows and anticipated cash flows, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility, term loan agreements and public debt covenants), tax law requirements to maintain our status as a REIT and restrictions under Maryland law.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. For example, in 2009, due to conditions in the capital markets at that time, we suspended our regular quarterly distribution on our common shares. Although we resumed making regular quarterly distributions in 2010, there can be no assurance we will not suspend or reduce our distributions due to future market conditions or other reasons. Also, our distributions may include a return of capital.

Any notes we may issue will be effectively subordinated to the debts of our subsidiaries and our secured debt, if any.

        We conduct substantially all of our business through, and substantially all of our properties are owned by, our subsidiaries. Consequently, our ability to pay debt service on our outstanding notes and any notes we issue in the future will be dependent upon the cash flow of our subsidiaries and payments by those subsidiaries to us as dividends or otherwise. Our subsidiaries are separate legal entities and have their own liabilities. Payments due on our outstanding notes, and any notes we may issue, are, or will be, effectively subordinated to liabilities of our subsidiaries, including guaranty liabilities. Substantially all of our subsidiaries have guaranteed our revolving credit facility and term loan but none of our subsidiaries guaranty our outstanding notes. Our outstanding notes are, and any notes we may issue will be, effectively subordinated to any secured debt with regard to our assets pledged to secure those debts.

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

        Generally, any notes we may issue will be a new issue for which no trading market currently exists. We may not list our notes on any securities exchange or seek approval for price quotations to be made available through any automated quotation system. We cannot assure that an active trading market for any of our notes will exist in the future. Even if a market develops, the liquidity of the trading market for any of our notes and the market price quoted for any such notes may be adversely affected by changes in the overall market for fixed income securities, by changes in our financial performance or prospects, or by changes in the prospects for REITs or for the hospitality industry generally.

We may not have the cash necessary to pay the principal return or to repurchase debt on specified dates or following certain change in control transactions.

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

        Both our senior notes and our preferred shares are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred shares at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility and term loan agreements.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2012, we owned or leased 289 hotels and 185 travel centers. The following table summarizes certain information about our properties as of December 31, 2012 (dollars in thousands).

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
United States
Alabama	4	$29,229	$23,365	4	$57,846	$46,291	8	$87,075	$69,656
Arizona	14	163,935	108,033	6	128,962	105,061	20	292,897	213,094
Arkansas	—	—	—	4	79,014	61,912	4	79,014	61,912
California	35	791,249	627,482	9	149,166	133,174	44	940,415	760,656
Colorado	4	38,970	27,365	3	28,521	22,241	7	67,491	49,606
Connecticut	1	3,676	3,353	3	32,765	23,750	4	36,441	27,103
Delaware	1	16,211	11,415	—	—	—	1	16,211	11,415
Florida	12	170,261	123,960	7	125,684	107,852	19	295,945	231,812
Georgia	21	260,804	189,034	9	102,871	86,975	30	363,675	276,009
Hawaii	1	95,115	68,920	—	—	—	1	95,115	68,920
Idaho	—	—	—	1	14,631	12,569	1	14,631	12,569
Illinois	14	218,549	181,780	7	55,756	44,084	21	274,305	225,864
Indiana	3	38,863	23,912	7	53,392	43,319	10	92,255	67,231
Iowa	2	18,632	12,709	1	8,669	7,291	3	27,301	20,000
Kansas	4	34,020	22,678	—	—	—	4	34,020	22,678
Kentucky	1	1,781	1,601	3	41,193	33,023	4	42,974	34,624
Louisiana	1	46,988	36,177	6	101,936	83,917	7	148,924	120,094
Maryland	8	138,891	112,165	3	46,032	37,250	11	184,923	149,415
Massachusetts	14	287,576	235,090	—	—	—	14	287,576	235,090
Michigan	11	68,754	55,552	4	26,120	21,676	15	94,874	77,228
Minnesota	4	40,825	27,290	1	3,674	3,166	5	44,499	30,456
Mississippi	—	—	—	1	21,889	17,147	1	21,889	17,147
Missouri	5	47,935	32,861	5	50,751	40,035	10	98,686	72,896
Nebraska	1	2,536	2,248	3	38,567	29,422	4	41,103	31,670
Nevada	3	51,638	38,555	5	144,473	127,944	8	196,111	166,499
New Hampshire	—	—	—	1	7,749	4,427	1	7,749	4,427
New Jersey	12	168,706	125,941	4	101,194	84,629	16	269,900	210,570
New Mexico	2	26,978	18,767	6	86,385	65,635	8	113,363	84,402
New York	5	111,540	84,956	6	21,715	17,524	11	133,255	102,480
North Carolina	14	113,462	83,374	3	33,262	27,692	17	146,724	111,066
Ohio	5	39,153	28,211	14	152,548	125,278	19	191,701	153,489
Oklahoma	2	19,737	14,388	4	32,650	25,776	6	52,387	40,164
Oregon	—	—	—	3	38,924	33,420	3	38,924	33,420
Pennsylvania	10	150,329	110,618	9	113,601	92,890	19	263,930	203,508
Rhode Island	1	14,342	9,618	—	—	—	1	14,342	9,618
South Carolina	3	63,236	50,899	2	25,598	20,407	5	88,834	71,306
Tennessee	8	132,987	87,313	8	82,870	70,293	16	215,857	157,606
Texas	35	449,489	330,916	17	334,342	266,369	52	783,831	597,285
Utah	3	65,149	43,014	2	16,917	13,023	5	82,066	56,037
Virginia	14	174,768	121,807	4	56,391	46,674	18	231,159	168,481
Washington	6	85,846	58,900	2	5,206	3,268	8	91,052	62,168
West Virginia	1	10,599	7,795	2	7,497	5,843	3	18,096	13,638
Wisconsin	1	12,980	9,089	2	13,976	11,335	3	26,956	20,424
Wyoming	—	—	—	4	59,869	46,134	4	59,869	46,134

	286	4,205,739	3,151,151	185	2,502,606	2,048,716	471	6,708,345	5,199,867
Other
Ontario, Canada	2	45,260	33,976	—	—	—	2	45,260	33,976
Puerto Rico	1	145,504	114,106	—	—	—	1	145,504	114,106

	3	190,764	148,082	—	—	—	3	190,764	148,082

Grand Total	289	$4,396,503	$3,299,233	185	$2,502,606	$2,048,716	474	$6,899,109	$5,347,949

        At December 31, 2012, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 41 years (range of 26 to 76 years); the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents averaging $238,674 per year; future rents under two ground leases have been pre-paid. Generally payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        At December 31, 2012, 20 of our travel centers were on land leased partially or in its entirety. The average remaining term of the ground leases (including renewal options) is approximately 17 years (range of 6 to 38 years); the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $447,051 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2012 (in thousands):

14 hotels(1)	$235,993
20 travel centers(2)	123,233

Total	$359,226

(1)
Three of these hotels with a depreciated carrying value totaling $109,060 are on land partially leased. The leased land is generally used for parking. In all instances we believe these three hotels would be operable without the leased land.

(2)
Four of these travel centers with a depreciated carrying value totaling $64,461 are on land partially leased. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. In all instances we believe these four travel centers would be operable without the leased land.

        We also lease one hotel, the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, from a third party under an agreement that expires in 2024. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (generally defined as hotel operating revenues less hotel operating expenses, less capital expenditures made during the lease year).

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2011	High	Low
First Quarter	$25.94	$21.79
Second Quarter	24.84	21.48
Third Quarter	25.74	19.00
Fourth Quarter	24.65	19.22

2012	High	Low
First Quarter	$26.71	$22.89
Second Quarter	27.99	22.01
Third Quarter	25.39	23.00
Fourth Quarter	24.39	21.13

        The closing price of our common shares on the NYSE on February 19, 2013, was $27.08 per share.

        As of February 19, 2013, there were approximately 650 shareholders of record, and we estimate that as of such date there were approximately 70,161 beneficial owners of our common shares.

        Information about cash distributions paid to common shareholders for 2012 and 2011 is summarized in the table below.

	Distributions Paid Per Common Share
	2012	2011
First Quarter	$0.45	$0.45
Second Quarter	0.45	0.45
Third Quarter	0.45	0.45
Fourth Quarter	0.47	0.45

Total	$1.82	$1.80

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement, term loan agreement and public debt covenants, the availability of debt and equity capital to us, our funds from operations, or FFO, our Normalized FFO, and our expectation of our future capital requirements and operating performance. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$980,732	$889,120	$736,363	$715,615	$899,474
Rental income	300,354	304,582	326,771	302,484	328,051
FF&E reserve income	15,896	16,631	22,354	18,934	23,837

Total revenues	1,296,982	1,210,333	1,085,488	1,037,033	1,251,362

Expenses:
Hotel operating expenses	700,939	596,616	477,595	460,869	620,008
Depreciation and amortization	260,831	228,342	238,089	245,868	239,166
General and administrative	44,032	40,963	38,961	39,526	37,751
Acquisition related costs	4,173	2,185	—	—	—
Loss on asset impairment	8,547	16,384	163,681	—	53,225

Total expenses	1,018,522	884,490	918,326	746,263	950,150

Operating income	278,460	325,843	167,162	290,770	301,212
Interest income	268	70	260	214	1,312
Interest expense	(136,111)	(134,110)	(138,712)	(143,410)	(156,844)
Gain (loss) on extinguishment of debt	—	—	(6,720)	51,097	—
Gain on sale of real estate	10,602	—	—	—	114
Reserve for straight line rent receivable	—	—	—	—	(19,613)
Equity in earnings (losses) of an investee	316	139	(1)	(134)	—

Income before income taxes	153,535	191,942	21,989	198,537	126,181
Income tax expense	(1,612)	(1,502)	(638)	(5,196)	(1,846)

Net Income	151,923	190,440	21,351	193,341	124,335
Preferred distributions	(40,145)	(29,880)	(29,880)	(29,880)	(29,880)
Excess of liquidation preference over carrying value of preferred shares redeemed	(7,984)	—	—	—	—

Net income (loss) available for common shareholders	$103,794	$160,560	$(8,529)	$163,461	$94,455

Common distributions declared	$224,899	$222,239	$222,122	$—	$289,380
Weighted average common shares outstanding	123,574	123,470	123,403	107,984	93,944
Per Common Share Data:
Net income (loss) available for common shareholders	$0.84	$1.30	$(0.07)	$1.51	$1.01
Distributions paid per common share	$1.82	$1.80	$1.80	$0.77	$3.08
Balance Sheet Data (as of December 31):
Real estate properties	$6,899,109	$6,240,681	$6,299,082	$6,467,132	$6,407,884
Real estate properties, net	5,347,949	4,872,813	4,928,490	5,206,508	5,347,681
Total assets	5,635,125	5,133,573	5,192,286	5,548,370	5,572,737
Debt, net of discounts	2,722,358	2,115,714	2,111,223	2,193,561	2,639,060
Shareholders' equity	2,733,798	2,799,302	2,860,241	3,091,931	2,628,427

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview (dollar amounts in thousands)

        Hotel operations.    In 2012, the U.S. hotel industry generally showed improvement in average daily rate, or ADR, occupancy and RevPAR over 2011, but these measures are still below levels prior to the recent recession. We believe the increases in ADR, occupancy and RevPAR at certain of our hotels in 2012 have been below hotel industry averages primarily due to the disruption and displacement caused by renovation and rebranding activities. During the twelve months ended December 31, 2012, we had 138 of our hotels under renovation for all or part of the period and we rebranded 39 hotels during 2012. We expect our high level of hotel renovation activity to continue through 2013 and into 2014.

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

        As of February 26, 2013, all payments due to us under our hotel leases and hotel management contracts were current except for certain payments from Marriott and InterContinental.

        Marriott No. 234 agreement.    Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        During the twelve months ended December 31, 2012, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $101,837, were $10,114 less than the minimum amounts contractually required. Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns. During the twelve months ended December 31, 2012, Marriott provided $4,895 of guaranty payments to us. Also, during the period from December 31, 2012 to February 26, 2013, the payments we received for these hotels were $849 less than the contractual minimum returns due to us and Marriott provided $2,162 of guaranty payments to us to cover up to 90% of the minimum returns due to us. The balance of this guaranty was $23,815 as of February 26, 2013.

        InterContinental agreement.    Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        During the twelve months ended December 31, 2012, the payments we received under our InterContinental agreement, which requires minimum returns to us of $135,159, were $29,354 less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. Also, during the period from December 31, 2012 to February 26, 2013, the minimum return payments we received under our InterContinental agreement were $8,978 less than the minimum amounts due to us. We applied the available security deposit to cover these shortfalls. The remaining balance of the security deposit was $17,487 as of February 26, 2013.

        Sonesta agreements.    On January 31, 2012, we completed our acquisition of the entities which own the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and lease the New Orleans Hotel for $153,062 ($150,500 cash consideration and $2,562 of assumed net liabilities), excluding acquisition costs. Additional details of this transaction are set forth in Notes 4 and 8 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        We do not have any security deposits or guarantees for our hotels managed by Sonesta. Sonesta's incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. Accordingly, the returns we receive from hotels managed by Sonesta will depend exclusively upon the performance of those hotels.

        Wyndham agreement.    Details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        Morgans agreement.    Details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        Marriott No. 1 agreement.    Our lease with Host for 53 hotels, which we have historically referred to as our Marriott No. 1 agreement, expired on December 31, 2012. As required upon the expiration of the lease, we returned the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott. Our management agreement with Marriott does not have a security deposit or guarantee. Accordingly, the future minimum returns we receive under this agreement will depend exclusively upon the performance of the hotels.

        Other management agreement and lease matters.    Additional details of our guarantees from Hyatt and Carlson and our lease agreements with TA are set forth in Notes 8 (with respect to TA) and 9 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference. Other information about TA is set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        When we reduce the amounts of the security deposits we hold under our operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement. Security deposits are non-interest bearing and are not required to be held in escrow. Under all of our hotel contracts that include a security deposit, any amount of the security deposits which is applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective contracts. When we receive payments under guarantees under our leases or operating agreements, we receive cash. When we receive guaranty payments under our hotel operating agreements, generally the hotel operator is allowed to recapture payments it makes to us out of some or all of the hotels' future cash flows after our minimum returns are paid.

Management Agreements and Leases

        At December 31, 2012, we owned or leased 289 hotels operated under 10 operating agreements; 232 of these hotels were leased by us to our wholly owned TRSs and managed by hotel operating companies, one hotel was leased by one of our TRSs from a third party and managed by a hotel operating company and 56 were leased to third parties. As described above, our lease with Host for 53 hotels expired on December 31, 2012. As of January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing brand and hotel management agreement. At December 31, 2012, we also owned 185 travel centers that were leased to TA under two agreements. Our Consolidated Statements of Income and Comprehensive Income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 81 through 84 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	For the Year Ended December 31,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
	(amounts in thousands, except per share amounts)
Revenues:
Hotel operating revenues	$980,732	$889,120	$91,612	10.3%
Rental income:
Minimum rents – hotels	87,456	101,198	(13,742)	(13.6)%
Minimum rents – travel centers	208,560	201,505	7,055	3.5%

	296,016	302,703	(6,687)	(2.2)%
Percentage rent – hotels	2,873	1,879	994	52.9%
Percentage rent – travel centers	1,465	—	1,465	—

	4,338	1,879	2,459	130.9%
Total rental income	300,354	304,582	(4,228)	(1.4)%
FF&E reserve income	15,896	16,631	(735)	(4.4)%
Expenses:
Hotel operating expenses	700,939	596,616	104,323	17.5%
Depreciation and amortization – hotels	173,308	146,567	26,741	18.2%
Depreciation and amortization – travel centers	87,523	81,775	5,748	7.0%

Total depreciation and amortization	260,831	228,342	32,489	14.2%
General and administrative	44,032	40,963	3,069	7.5%
Acquisition related costs	4,173	2,185	1,988	91.0%
Loss on asset impairment	8,547	16,384	(7,837)	(47.8)%
Operating income	278,460	325,843	(47,383)	(14.5)%
Interest income	268	70	198	282.9%
Interest expense	(136,111)	(134,110)	2,001	1.5%
Gain on sale of real estate	10,602	—	10,602	—
Equity in earnings of an investee	316	139	177	127.3%

Income before income taxes	153,535	191,942	(38,407)	(20.0)%
Income tax expense	(1,612)	(1,502)	110	7.3%

Net income	151,923	190,440	(38,517)	(20.2)%
Net income available for common shareholders	103,794	160,560	(56,766)	(35.4)%
Weighted average shares outstanding	123,574	123,470	104	0.1%
Net income available for common shareholders per common share	$0.84	$1.30	$(0.46)	(35.4)%

        References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2012, compared with the year ended December 31, 2011.

        The increase in hotel operating revenues in 2012 compared to 2011 was caused primarily by increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies, the conversion of 19 hotels from leased to managed properties in June 2011 and our 2012 hotel acquisitions. These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations or rebrandings during 2012 which resulted in lower occupancies. Additional revenue statistics of our hotels are included in the table on page 85.

        The decrease in rental income – hotels is a result of the conversion of the 19 hotels from leased to managed in June 2011, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2011.

        The increase in rental income – travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2011. Rental income for the 2012 and 2011 periods includes $149 and $4,789 of straight line rent, respectively.

        The increase in percentage rent – hotels is a result of increased sales at certain of our leased hotels in 2012 versus 2011.

        The increase in percentage rent – travel centers is a result of the payment of percentage rent to us under one of our leases with TA, which first became payable in 2012.

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

        The increase in hotel operating expenses was primarily caused by the conversion of the 19 hotels from leased to managed in June 2011, our 2012 hotel acquisitions and increased expenses associated with higher occupancy at certain of our managed hotels, partially offset by operating expense decreases at certain hotels undergoing renovations. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $76,978 and $60,265 less than the minimum returns due to us in 2012 and 2011, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction to hotel operating expenses. The reduction to hotel operating expenses was $46,386 and $58,772 for 2012 and 2011, respectively. We had $30,592 and $1,493 of shortfalls not funded by managers for 2012 and 2011, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

        The increase in depreciation and amortization – hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2011 and our 2012 hotel acquisitions, partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2011.

        The increase in depreciation and amortization – travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers since January 1, 2011.

        The increase in general and administrative costs is primarily due to increased business management fees, franchise taxes and professional services expense in 2012 versus 2011.

        Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

        We recorded a $7,658 loss on asset impairment in the fourth quarter of 2012 to write off the carrying value of goodwill. We recorded a $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove certain hotels from held for sale status. We recorded a $16,384 loss on asset impairment in 2011 in connection with our consideration of selling certain hotels.

        The decrease in operating income is primarily due to the revenue and expense changes discussed above.

        The increase in interest income is due to higher average cash balances during 2012 versus 2011.

        The increase in interest expense is primarily due to higher average borrowings partially offset by lower weighted average interest rates in 2012 compared 2011.

        We recorded a $10,602 gain on sale of real estate in the third quarter of 2012 in connection with the sale of our Marriott hotel in St. Louis, MO in July 2012 and the sale of our Staybridge Suites hotels in Auburn Hills, MI and Schaumburg, IL in August 2012.

        Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

        The increase in income tax expense is primarily the result of federal income taxes related to our TRS that leases the New Orleans Hotel that we acquired in January 2012, and higher state income taxes, partially offset by lower foreign income taxes recognized in 2012 compared to 2011.

        We reduced net income available for common shareholders in 2012 by an aggregate of $7,984, which represents the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that were redeemed in February 2012 and for our Series C cumulative redeemable preferred shares that were redeemed in September 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

        The increase in preferred distributions in 2012 compared to 2011 is the result of our issuance of 11,600,000 of our 7.125% Series D cumulative redeemable preferred shares in January 2012, partially offset by our redemption of 3,450,000 of our 8.875% Series B cumulative redeemable preferred shares in February 2012 and our redemption of 6,000,000 of our 7.00% Series C cumulative redeemable preferred shares in September 2012.

        The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in 2012 compared to 2011 are primarily a result of the changes discussed above.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	For the Year Ended December 31,
	2011	2010	Increase (Decrease)	% Increase (Decrease)
	(amounts in thousands, except per share amounts)
Revenues:
Hotel operating revenues	$889,120	$736,363	$152,757	20.7%
Rental income:
Minimum rents – hotels	101,198	135,077	(33,879)	(25.1)%
Minimum rents – travel centers	201,505	190,244	11,261	5.9%

	302,703	325,321	(22,618)	(7.0)%
Percentage rent – hotels	1,879	1,450	429	29.6%

Total rental income	304,582	326,771	(22,189)	(6.8)%
FF&E reserve income	16,631	22,354	(5,723)	(25.6)%
Expenses:
Hotel operating expenses	596,616	477,595	119,021	24.9%
Depreciation and amortization – hotels	146,567	157,497	(10,930)	(6.9)%
Depreciation and amortization – travel centers	81,775	80,592	1,183	1.5%

Total depreciation and amortization	228,342	238,089	(9,747)	(4.1)%
General and administrative	40,963	38,961	2,002	5.1%
Acquisition related costs	2,185	—	2,185	—
Loss on asset impairment	16,384	163,681	(147,297)	(90.0)%
Operating income	325,843	167,162	158,681	94.9%
Interest income	70	260	(190)	(73.1)%
Interest expense	(134,110)	(138,712)	(4,602)	(3.3)%
Loss on extinguishment of debt	—	(6,720)	6,720	100.0%
Equity in income (losses) of an investee	139	(1)	140	n/m

Income before income taxes	191,942	21,989	169,953	772.9%
Income tax expense	(1,502)	(638)	864	135.4%

Net income	190,440	21,351	169,089	791.9%
Net income (loss) available for common shareholders	160,560	(8,529)	169,089	n/m
Weighted average shares outstanding	123,470	123,403	67	0.1%
Net income (loss) available for common shareholders per common share	$1.30	$(0.07)	$1.37	n/m

        References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2011, compared with the year ended December 31, 2010.

        The increase in hotel operating revenues in 2011 compared to 2010 was caused primarily by the increase in revenues at our managed hotels and the conversion of 18 hotels in January 2011 and 19 hotels in June 2011 from leased to managed properties. Revenues at most of our managed hotels increased from 2010 due to higher occupancy rates and increases in ADR. Additional revenue statistics of our hotels are included in the table on page 85.

        The decrease in rental income—hotels is a result of the conversion of the 37 hotels from leased portfolios to managed portfolios during 2011, partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels in 2010 and 2011.

        The increase in rental income – travel centers is primarily the result of the increase in rental income we recognized in 2011 under our leases with TA due to TA ceasing as of December 31, 2010, to be able to defer additional rent pursuant to our rent deferral agreement with TA ($23,196, including $4,789 of straight line rent) and the increase in rents due to us from TA as a result of our funding of improvements to certain of our travel centers in 2011 ($2,165), partially offset by the elimination of interest paid to us by TA on deferred rent amounts in 2010 ($14,100 and recorded as rental income in our consolidated financial statements) pursuant to the terms of our rent deferral agreement with TA (see Note 8 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for further information on our agreements with TA).

        The increase in percentage rent – hotels is a result of increased sales at certain of our leased hotels in 2011 versus 2010.

        The decrease in FF&E reserve income is primarily the result of the conversion of the 37 hotels from leased to managed during 2011, partially offset by increased levels of sales at certain of our leased hotels in 2011 versus 2010.

        The increase in hotel operating expenses was primarily caused by the conversion of 37 hotels from leased to managed during 2011, and increased expenses associated with higher occupancy at our managed hotels, partially offset by the funding by certain of our managers of minimum return deficiencies and our application of security deposits to cover minimum return deficiencies. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $60,264 and $85,592 less than the minimum returns due to us in 2011 and 2010, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect these fundings (including security deposit applications) in our consolidated statements of income as a reduction to hotel operating expenses. The reduction in operating expenses was $58,771 and $85,592 in 2011 and 2010, respectively. We had $1,493 of shortfalls not funded by managers in 2011 which represents the unguaranteed portion of our minimum returns from Marriott.

        The decrease in depreciation and amortization – hotels is primarily due to certain of our depreciable assets becoming fully depreciated in 2010 and 2011 and the impact of not recording depreciation on 21 hotels classified as held for sale beginning in July 2011, partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserve accounts in 2010 and 2011.

        The increase in depreciation and amortization – travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers during 2010 and 2011.

        The increase in general and administrative costs is primarily due to an increase in business management and legal fees in 2011 versus 2010.

        Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

        We recorded a $163,681 loss on asset impairment in 2010 to reduce the carrying value of certain of our hotels to their estimated fair value. We recorded a $16,384 loss on asset impairment in 2011 to further reduce the carrying value of certain of these hotels.

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

        In 2010, we recorded a $6,720 loss on the extinguishment of debt relating to the purchase of $185,696 aggregate principal amount of our 3.8% convertible senior notes due 2027 for an aggregate purchase price of $185,626, excluding accrued interest. The loss on extinguishment of debt includes unamortized issuance costs and discounts of $7,260 and $588 of transaction costs, net of the equity component of the notes of $1,058.

        Equity in earnings (losses) of an investee represents our proportionate share of the earnings (losses) of AIC.

        The increase in income tax expense is primarily the result of an increase in state income taxes as a result of higher taxable income for state income tax purposes in the 2011 period compared to the 2010 period.

        The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in 2011 compared to 2010 are primarily a result of the changes discussed above, particularly the loss on asset impairment recorded in 2010.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

        As of December 31, 2012, all 474 of our properties are operated under 12 management agreements or leases. All costs of operating and maintaining our properties are paid by our hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses, and returns and rents due to us, generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans. Our travel centers are leased to TA.

        We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented on pages 81 through 84. During the year ended December 31, 2012, eight of our ten hotel operating agreements generated coverage of less than 1.0x (0.38x to 0.88x); our Sonesta No. 2 and Marriott No. 1 agreements generated coverage of 2.17x and 1.0x during the year ended December 31, 2012, respectively.

        We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us. During the twelve months ended September 30, 2012, the operating results from our 185 properties in our two travel center leases each generated coverage of 1.71x. Because a large percentage of TA's business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA's ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or leaseholds might use to evaluate the contribution of those properties to their earnings before corporate level expenses.

        Three hundred and eight (308) of our properties, representing 63% of our total historical investments at cost as of December 31, 2012, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed or secured amounts due to us. Our minimum returns and minimum rents for 91 hotels are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

        As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features and guarantees in our agreements to cover these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the U.S. economy does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities described below do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

Our Operating Liquidity and Capital Resources

        Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest expenses on our debt and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest expense and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter. However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our managers and tenants may be unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

        Changes in our cash flows for the year ended December 31, 2012 compared to the year ended December 31, 2011 were as follows: (1) net cash flows provided by operating activities increased from $355,102 in 2011 to $363,908 in 2012; (2) net cash flows used in investing activities increased from $94,307 in 2011 to $728,920 in 2012; and (3) net cash flows provided by (used) in financing activities increased from ($257,374) in 2011 to $376,758 in 2012.

        The increase in cash provided by operating activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is due primarily to a reduction in the application of security deposits to fund payment shortfalls in 2012, the increase in rental income we received related to our TA leases in 2012 compared to 2011, and income from our 2012 hotel acquisitions. The increase in cash used in investing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to our 2012 hotel acquisitions, our increased purchases in 2012 of improvements under our TA, InterContinental and Marriott No. 234 agreements and the refund in 2012 of the security deposit we held for our Marriott No. 1 agreement. The net increase in cash provided by financing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily a result of the issuance of our 5.00% senior notes due 2022 and our Series D cumulative redeemable preferred shares, proceeds from our unsecured term loan, and increased borrowings under our revolving credit facility in 2012, partially offset by the redemption of our Series B cumulative redeemable preferred shares and some of our Series C cumulative redeemable preferred shares, the repayment of our 6.85% and 6.75% senior notes and the repurchase of certain of our 3.8% convertible senior notes in 2012.

        We maintain our status as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. The RMA, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates. The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties. Our provision for tax expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 increased by $110 primarily because of higher state taxes imposed despite our tax status as a REIT and despite our TRS tax loss carry forwards and federal taxes related to our TRS that leases the New Orleans Hotel that we acquired on January 31, 2012.

Our Investment and Financing Liquidity and Capital Resources

        Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2012, our hotel managers and hotel tenants contributed $23,364 to these accounts and $119,460 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels. As of December 31, 2012, there was $40,744 on deposit in these escrow accounts, which was held directly by us and is reflected on our Consolidated Balance Sheets as restricted cash.

        Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. We make these additional fundings by contributing amounts to the FF&E reserve escrow accounts or by purchasing the capital improvements. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2012, we funded $279,660 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

  •
  During the year ended December 31, 2012, we funded $1,000 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently do not expect to make fundings for capital improvements materially in excess of amounts available in escrowed FF&E reserves under this agreement in 2013.

  •
  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $123,000 of funding for renovations of certain of these hotels and for other improvements. As of December 31, 2012, $78,000 has been funded. We funded $73,000 of this amount during the year ended December 31, 2012 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $45,000 during 2013 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

  •
  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of December 31, 2012, $212,768 has been funded. We funded $174,131 of this amount during the year ended December 31, 2012 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $77,232 during 2013 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

  •
  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta No. 1 agreement, we are required to fund capital expenditures made at our hotels. On January 31, 2012, we purchased the Cambridge Hotel. During the second and third quarters of 2012 we rebranded as Royal Sonesta or Sonesta ES hotels, 17 hotels that we own that had been managed by InterContinental and two hotels that we own that had been managed by Marriott. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $195,000 of funding for rebranding, renovations and other improvements to the 20 hotels included in our Sonesta No. 1 agreement. During the year ended December 31, 2012, we funded $11,280 for capital expenditures under this agreement using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $127,000 during 2013 and the remaining $56,720 in 2014, using existing cash balances or borrowings under our revolving credit facility. As we fund improvements pursuant to our Sonesta No. 1 agreement, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined.

  •
  We lease the New Orleans Hotel, under our Sonesta No. 2 agreement, from a third party. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel, as defined, less capital expenditures made during the lease year. During the year ended December 31, 2012, we funded $3,620 of capital expenditures from hotel net profits. We currently expect to fund approximately $2,000 for capital expenditures during 2013 from this hotel's net profits.

  •
  Pursuant to the May 2012 agreement we entered with Wyndham to rebrand 20 hotels we own and that had been managed by InterContinental to brands owned by Wyndham, we agreed to provide up to $75,000 for refurbishment and rebranding of these 20 hotels to "Wyndham Hotels and Resorts" and "Hawthorn Suites by Wyndham" brand standards. We have also agreed to provide up to $18,000 for the rebranding and renovation of the full service hotel we acquired on November 1, 2012 that was added to our Wyndham agreement. We funded $8,985 for this rebranding and renovation under our Wyndham agreement during the year ended December 31, 2012 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $84,015 under this agreement during 2013 using existing cash balances and borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

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

        On December 31, 2012, our lease with Host for 53 Courtyard hotels which we have historically referred to as our Marriott No. 1 agreement expired and we returned the $50,540 security deposit to Host. We funded the return of this security deposit using existing cash balances and borrowings under our revolving credit facility. As of January 1, 2013, we leased these hotels to one of our TRSs and continued the existing hotel and brand management agreements with Marriott. We do not have a security deposit or guarantee under our management agreement with Marriott for these 53 hotels.

        Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We funded $76,754 for purchases of capital improvements under this lease provision during the year ended December 31, 2012 and currently expect to fund approximately $80,000 for purchases of capital improvements to our travel center properties during 2013 using existing cash balances or borrowings under our revolving credit facility. However, TA is not obligated to request and we are not obligated to purchase any such improvements.

        On January 17, 2012, we paid a $0.5546875 per share distribution to our Series B preferred shareholders with respect to the period ended January 14, 2012. We funded this distribution using existing cash balances and borrowings under our revolving credit facility.

        On each of February 15, 2012, May 15, 2012, August 15, 2012 and November 15, 2012, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2012, May 14, 2012, August 14, 2012 and November 14, 2012 respectively. We funded these distributions using existing cash balances and borrowings under our revolving credit facility. On January 4, 2013, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on January 31, 2013, with respect to the period ending February 14, 2013. We paid this amount on February 15, 2013 using existing cash balances and borrowings under our revolving credit facility.

        On April 16, 2012, July 16, 2012 and October 15, 2012, we paid a $0.43046875, $0.4453125 and $0.4453125 per share distribution to our Series D preferred shareholders with respect to the periods ended April 14, 2012, July 14, 2012 and October 14, 2012, respectively. On December 3, 2012, we declared a $0.4453125 per share distribution to our Series D preferred shareholders of record on December 28, 2012, with respect to the period ended January 14, 2013. We paid this amount on January 15, 2013. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On each of February 23, 2012, May 24, 2012, August 22, 2012, and November 21, 2012, we paid a $0.45, $0.45, $0.45 and $0.47 per share distribution to our common shareholders, respectively. On January 10, 2013, we declared a $0.47 per share distribution to our common shareholders of record on January 31, 2013. We paid this amount on February 22, 2013. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        In January 2012, we sold 11,600,000 7.125% Series D cumulative redeemable preferred shares at $25.00 per share in a public offering. We used the net proceeds from this sale (approximately $280,108 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and to fund the Sonesta hotel acquisitions described below.

        On February 13, 2012, we redeemed all of our 3,450,000 outstanding of 8.875% Series B cumulative redeemable preferred shares at the stated liquidation preference price of $25.00 per share (an aggregate of $86,250) plus accrued and unpaid distributions to the date of redemption. We funded this redemption using existing cash balances and borrowings under our revolving credit facility.

        On March 12, 2012, we entered into a five year $400,000 unsecured term loan. Our term loan matures on March 13, 2017, and is prepayable without penalty at any time. The amount outstanding under our term loan bears interest at a rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate payable on the amount outstanding under our term loan was 1.67%. We used the net proceeds of the term loan to repay amounts outstanding under our revolving credit facility and as described below, to repurchase some of our 3.8% convertible senior notes due 2027, to redeem our 6.85% senior notes due 2012 and for general business purposes.

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

        On September 10, 2012, we redeemed 6,000,000 of our 12,700,000 outstanding 7% Series C cumulative redeemable preferred shares at the stated liquidation price of $25.00 per share (an aggregate of $150,000) plus accrued and unpaid distributions to the date of redemption. We funded this redemption using cash on hand, including the proceeds from our $500,000 senior notes offering described above.

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

        In August 2012, we sold our Staybridge Suites branded hotels located in Schaumburg, IL and Auburn Hills, MI for aggregate net proceeds of $5,354. Net proceeds from the sales were used for general business purposes, including the funding of renovations at certain hotels.

        On November 1, 2012, we acquired a full service hotel in Chicago, IL for $85,000, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility.

        On December 19, 2012, we acquired a full service hotel in San Francisco, CA for $120,000, excluding acquisition costs, with cash on hand and borrowings under our revolving credit facility.

        In January 2013, we entered an agreement to acquire a hotel located in Duluth, GA with 426 rooms. The contract purchase price is $31,000, excluding closing costs. We currently expect to acquire this property during the first quarter of 2013 using cash on hand and borrowings under our revolving credit facility. This pending acquisition is subject to customary closing conditions; accordingly, we can provide no assurance that we will acquire the property.

        In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium which was

130 basis points as of December 31, 2012. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.51%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.56% for the year ended December 31, 2012. As of December 31, 2012 and February 26, 2013, we had $320,000 and $400,000, respectively, outstanding under our revolving credit facility and $430,000 and $350,000 available to borrow under our revolving credit facility.

        Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at December 31, 2012.

        Our term debt maturities (other than our revolving credit facility) as of December 31, 2012 were as follows: $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, $500,000 in 2022 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

        We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and for other general business purposes.

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

        As of December 31, 2012, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$2,733,478	$—	$900,000	$983,478	$850,000
Ground lease obligations(2)	162,147	19,409	37,128	29,169	76,441
Security deposits(3)	26,577	—	—	—	26,577
Capital improvements(4)	391,967	335,247	56,720	—	—
Projected interest expense(5)	647,521	134,834	236,606	139,356	136,725

Total	$3,961,690	$489,490	$1,230,454	$1,152,003	$1,089,743

(1)
Holders of our convertible senior notes ($8,478 due in 2027) may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. The amounts in the table reflect these notes in the "3-5 years" category as we expect to be required by their holders to repurchase them on March 15, 2017.

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

(3)
Represents the security deposit balance as of December 31, 2012. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)
Represents amounts we have agreed to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves as of December 31, 2012.

(5)
Projected interest expense is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

        On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, SA, or NH Hoteles, under which we would loan NH Hoteles €170,000 secured by four hotels located in Spain (2 hotels), The Netherlands (1 hotel) and Belgium (1 hotel), acquire five hotels located in Mexico (2 hotels), Colombia (1 hotel), Chile (1 hotel) and Uruguay (1 hotel) and form a joint venture with NH Hoteles to acquire a hotel in New York City with an aggregate investment for the acquisitions and joint venture interest of approximately $150,000. The letter of intent provides for an exclusive negotiating period. For the joint venture interest, we would fund $80,000 to retire the ownership of NH Hoteles's current partner and fund a major renovation of the hotel that would be owned by the joint venture and the hotel would be branded jointly by NH Hoteles and Sonesta. We have not yet begun our diligence for this transaction and the final documentation of this transaction has not yet been agreed. Accordingly, we can provide no assurance that this transaction or any part of it will occur and, because of the preliminary status of our understanding with NH Hoteles, we have not included this possible investment in the table above.

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our debt obligations at December 31, 2012, consist of our revolving credit facility, our $400,000 unsecured term loan and $2,013,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of December 31, 2012, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

        Neither our indenture and its supplements nor our revolving credit facility or term loan agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreements, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan would increase.

        Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, our revolving credit facility agreement and term loan agreement have cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including: TA is our former subsidiary and our largest tenant and we are TA's largest shareholder; we acquired two hotels from Sonesta and Sonesta manages these hotels and others for our TRSs; we have recently sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

        We test our indefinite lived intangible assets and goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. The impairment test requires us to determine the estimated fair value of the intangible asset. An impairment charge is recorded if the fair value is determined to be lower than the carrying value.

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

        We have determined that each of our TRSs is a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs' performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.

        We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our tax status as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized only to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2009 through 2012 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

        As of December 31, 2012, we owned or leased 289 hotels and 185 travel centers under 12 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Host, Hyatt, Carlson, Sonesta, Wyndham and Morgans under 10 agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

        The tables on the following pages summarize significant terms of our leases and management agreements as of December 31, 2012. The tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers' and tenants' success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage(3) Year Ended December 31,
	Number of Properties	Number of Rooms / Suites		Annual Minimum Return / Rent(2)
Operating Agreement Reference Name			Investment(1)		2012		2011
Marriott (No. 1)(4)	53	7,610	$677,948	$67,656	1.00x		0.81x
Marriott (No. 234)(5)	68	9,145	951,489	101,837	0.88x		0.74x
Marriott (No. 5)(6)	1	356	90,078	9,749	0.40x		0.50x

Marriott Total	122	17,111	1,719,515	179,242	0.90x		0.76x
InterContinental(7)	91	13,517	1,362,904	135,159	0.82x		0.95x
Sonesta (No. 1)(8)	20	3,701	491,638	37,081	0.38x		0.83x
Sonesta (No. 2)(9)	1	483	31,424	2,564	2.17x		2.86x

Sonesta Total	21	4,184	523,062	39,645	0.50x		0.96x
Hyatt(10)	22	2,724	301,942	22,037	0.82x		0.81x
Wyndham(11)	21	3,400	235,442	16,728	0.40x		0.61x
Carlson(12)	11	2,096	209,895	12,920	0.76x		0.64x
Morgans(13)	1	372	120,000	5,956	0.77x		0.76x

Hotels Total	289	43,404	4,472,760	411,687	0.80x		0.82x
TA (no. 1)(14)	145	—	1,951,806	154,105	1.71x	(4)	1.69x
TA (no. 2)(15)	40	—	746,805	57,720	1.71x	(4)	1.63x

TA Total	185	—	2,698,611	211,825	1.71x	(4)	1.67x

Total	474	43,404	$7,171,371	$623,512			1.12x

(1)
Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)
Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by a full or limited guarantee or a security deposit as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flow as defined in the management agreement. Payment of these additional amounts are not guaranteed or secured by deposits.

(3)
We define coverage as combined total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta No. 1, Sonesta No. 2, Wyndham and Morgans agreements include data for periods prior to our ownership for certain hotels. Coverage amounts for our Sonesta No. 1 and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager. Coverage amounts for our Marriott No. 234 and InterContinental agreements exclude data for hotels removed from the agreements during 2012.

(4)
Represents data for the twelve months ended September 30, 2012. Data for the period ended December 31, 2012 is currently not available from our tenant, TA.

(5)
Our lease with a subsidiary of Host for 53 Courtyard by Marriott® branded hotels in 24 states expired on December 31, 2012 and we returned the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these 53 hotels to one of our TRSs and continued the existing combination management agreement with a subsidiary of Marriott, which expires in 2024 (Marriott has three renewal options for 12 years each for all, but not less than all, of the hotels).

Because we no longer hold a security deposit for this agreement, payment by Marriott of the minimum return due to us under the management agreement is subject to available hotel cash flow after payment of operating expenses. In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

(6)
We lease 68 of our Marriott branded hotels (1 full service Marriott®, 35 Residence Inn by Marriott®, 18 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 24 states to one of our TRSs. The hotels are managed by subsidiaries of Marriott under a combination management agreement which expires in 2025 (Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels).

We originally held a security deposit of $64,700 under this agreement. As of December 31, 2012, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return. This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019. As of December 31, 2012, the available Marriott guaranty was $25,977.

In addition to our minimum return, this agreement provides for payment to us of 62.5% of excess cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

(7)
We lease one Marriott® branded hotel in Kauai, HI to a subsidiary of Marriott under a lease that expires in 2019 (Marriott has four renewal options for 15 years each). This lease is guaranteed by Marriott and provides for increases in the annual minimum rent payable to us based on changes in the consumer price index.

(8)
We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 30 states in the U.S. and Ontario, Canada to one of our TRSs. These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement. One InterContinental® branded hotel in Puerto Rico is leased to a subsidiary of InterContinental. The management agreement and the lease expire in 2036 (InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels).

We originally held a security deposit of $73,872 under this agreement. As of December 31, 2012, we have applied $47,406 of the security deposit to cover shortfalls in the payments of our minimum return and rent. As of December 31, 2012, the balance of this security deposit was $26,466. This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $14,423 to the extent of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit. In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount. These additional return amounts are not guaranteed or secured by the security deposit.

(9)
We lease 20 of our Sonesta branded hotels (three Royal Sonesta®, two Sonesta® and 15 Sonesta ES Suites® hotels) in 12 states to one of our TRSs. The hotels are managed by subsidiaries of Sonesta under a combination management agreement which expires in 2037 (Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels).

We have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is subject to available hotel cash flow after the payment of operating expenses, including certain management fees.

In addition to our minimum return, this management agreement provides for payment to us of 80% of available cash flow after payment of hotel operating expenses, management fees to Sonesta, our minimum return and reimbursement of operating loss or working capital advances, if any.

(10)
One of our TRSs leases the Royal Sonesta® New Orleans hotel from a third party under a lease that expires in 2024. The hotel is managed by a subsidiary of Sonesta under a management agreement that expires in 2024.

We have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of our minimum return under this management agreement is subject to available hotel cash flow after the payment of operating expenses, including a 3% base management fee and rent under the lease. Annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel revenues less hotel operating expenses, including the 3% base management fee), less capital expenditures made during the lease year.

(11)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030 (Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels).

We originally held a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return. As of December 31, 2012, the available Hyatt guaranty was $17,143. The guaranty does not expire and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)
We lease our 21 Wyndham branded hotels (five Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2037 (Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels). We also lease 48 vacation units in one of the hotels to Wyndham Vacation Resorts, Inc. under a lease that expires in 2037 (Wyndham Vacation Resorts, Inc. has two renewal options for 15 years each for all, but not less than all, of the vacation units). The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum.

We originally held a guaranty of $29,000 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $14,500. As of December 31, 2012, the available Wyndham guaranty was $21,550. This guaranty expires in 2019.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed. Amounts reimbursed to Wyndham for guaranty advances replenish the amount of Wyndham's guaranty available to us.

(13)
We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs. The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030 (Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels).

  We originally held a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return. As of December 31, 2012, the available Carlson guaranty was $22,544. The guaranty does not expire and may be replenished from future cash flows from the hotels in excess of our minimum return.

  In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(14)
On December 19, 2012, we acquired the Clift Hotel, a full service hotel in San Francisco, CA. This hotel is leased to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease provides for annual initial rent to us of $5,956. On October 14, 2014, the rent due to us will be increased based on changes in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the lease would qualify as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent and recognize rental income on a cash basis in accordance with GAAP.

(15)
We lease our 145 TA® branded travel centers in 39 states to a subsidiary of TA under a lease that expires in 2022 (TA has no renewal options). In addition to the payment of our minimum rent this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues). The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,126 of ground rent paid by TA for properties we lease and sublease to TA. This lease is guaranteed by TA.

(16)
We lease our 40 Petro® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024 (TA has two renewal options for 15 years each for all, but not less than all, of the travel centers). In addition to the payment of our minimum rent this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues). We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. This lease is guaranteed by TA.

        The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. All operating data presented are based upon the operating results provided by our managers and tenants for the indicated periods. We have not independently verified our managers' or tenants' operating data.

			Fourth Quarter(1)			Year to Date(1)
	No. of Hotels	No. of Rooms / Suites
			2012	2011	Change	2012	2011	Change
ADR
Marriott (no. 1)	53	7,610	$112.74	$108.52	3.9%	$112.84	$108.10	4.4%
Marriott (no. 234)	68	9,145	107.77	101.89	5.8%	106.83	101.71	5.0%
Marriott (no. 5)	1	356	210.66	223.07	-5.6%	214.81	216.88	-1.0%

Marriott Total	122	17,111	111.85	107.15	4.4%	112.15	107.42	4.4%
InterContinental	91	13,517	92.74	83.72	10.8%	91.27	83.77	9.0%
Sonesta (no. 1)	20	3,701	115.86	116.29	-0.4%	120.81	117.02	3.2%
Sonesta (no. 2)	1	483	206.71	192.11	7.6%	204.84	180.57	13.4%

Sonesta Total	21	4,184	129.73	125.84	3.1%	131.91	124.71	5.8%
Hyatt	22	2,724	91.15	85.15	7.0%	92.73	87.59	5.9%
Wyndham	21	3,400	76.47	73.23	4.4%	76.44	71.24	7.3%
Carlson	11	2,096	85.58	84.68	1.1%	89.96	87.11	3.3%
Morgans	1	372	240.85	230.96	4.3%	239.82	219.96	9.0%

All hotels	289	43,404	$104.10	$98.43	5.8%	$103.68	$97.39	6.5%
OCCUPANCY
Marriott (no. 1)	53	7,610	65.5%	62.2%	3.3 pts	67.3%	65.1%	2.2 pts
Marriott (no. 234)	68	9,145	68.2%	68.7%	-0.5 pts	68.8%	70.6%	-1.8 pts
Marriott (no. 5)	1	356	72.5%	78.3%	-5.8 pts	81.5%	85.6%	-4.1 pts

Marriott Total	122	17,111	67.1%	66.0%	1.1 pts	68.4%	68.4%	0.0 pts
InterContinental	91	13,517	67.8%	70.3%	-2.5 pts	69.5%	76.8%	-7.3 pts
Sonesta (no. 1)	20	3,701	57.5%	68.2%	-10.7 pts	67.3%	72.9%	-5.6 pts
Sonesta (no. 2)	1	483	79.4%	76.3%	3.1 pts	78.6%	77.0%	1.6 pts

Sonesta Total	21	4,184	60.0%	69.2%	-9.2 pts	68.6%	73.4%	-4.8 pts
Hyatt	22	2,724	73.4%	71.6%	1.8 pts	75.1%	76.9%	-1.8 pts
Wyndham	21	3,400	59.4%	64.9%	-5.5 pts	65.6%	69.3%	-3.7 pts
Carlson	11	2,096	64.4%	57.9%	6.5 pts	67.3%	64.2%	3.1 pts
Morgans	1	372	75.9%	77.6%	-1.7 pts	77.7%	79.5%	-1.8 pts

All hotels	289	43,404	66.4%	67.5%	-1.1 pts	69.0%	72.0%	-3.0 pts
RevPAR
Marriott (no. 1)	53	7,610	$73.84	$67.50	9.4%	$75.94	$70.37	7.9%
Marriott (no. 234)	68	9,145	73.50	70.00	5.0%	73.50	71.81	2.4%
Marriott (no. 5)	1	356	152.73	174.66	-12.6%	175.07	185.65	-5.7%

Marriott Total	122	17,111	75.05	70.72	6.1%	76.71	73.48	4.4%
InterContinental	91	13,517	62.88	58.86	6.8%	63.43	64.34	-1.4%
Sonesta (no. 1)	20	3,701	66.62	79.31	-16.0%	81.31	85.31	-4.7%
Sonesta (no. 2)	1	483	164.13	146.58	12.0%	161.00	139.04	15.8%

Sonesta Total	21	4,184	77.84	87.08	-10.6%	90.49	91.54	-1.1%
Hyatt	22	2,724	66.90	60.97	9.7%	69.64	67.36	3.4%
Wyndham	21	3,400	45.42	47.53	-4.4%	50.14	49.37	1.6%
Carlson	11	2,096	55.11	49.03	12.4%	60.54	55.92	8.3%
Morgans	1	372	182.81	179.22	2.0%	186.34	174.87	6.6%

All hotels	289	43,404	$69.12	$66.44	4.0%	$71.54	$70.12	2.0%

(1)
Includes data for the calendar periods indicated, except for our Marriott branded hotels, which include data for comparable fiscal periods. Operating data for our Sonesta No. 1, Sonesta No. 2, Wyndham and Morgans agreements include data for periods prior to our ownership of certain hotels and amounts for our Sonesta No. 1 and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager. Operating data for our Marriott No. 234 and InterContinental agreements exclude data for hotels removed from the agreement during 2012.

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers' or tenants' operating costs may increase faster than revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Regardless, we do not expect the direct impact of any energy increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties, although increased cost incurred by our managers may affect their ability to pay us our minimum rents or returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

Non-GAAP Measures

        We provide below calculations of our FFO and Normalized Funds from Operations, or Normalized FFO, for the years ended December 31, 2012, 2011 and 2010. We believe that this data may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

        We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs, loss on extinguishment of debt and loss on impairment of intangible assets. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

        Our calculations of FFO and Normalized FFO for the years ended December 31, 2012, 2011 and 2010 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

		Year Ended December 31,
		2012	2011	2010
Net income (loss) available for common shareholders		$103,794	$160,560	$(8,529)
Add:	Depreciation and amortization	260,831	228,342	238,089
	Loss on real estate impairment	889	16,384	163,681
Less:	Gain on sale of real estate	(10,602)	—	—

FFO		354,912	405,286	393,241
Add:	Acquisition related costs	4,173	2,185	—
	Loss on goodwill impairment	7,658	—	—
	Loss on extinguishment of debt	—	—	6,720
	Excess of liquidation preference over carrying value of preferred shares redeemed	7,984	—	—

Normalized FFO		$374,727	$407,471	$399,961

Weighted average shares outstanding		123,574	123,470	123,403

Net income (loss) available for common shareholders per share		$0.84	$1.30	$(0.07)

FFO per share		$2.87	$3.28	$3.19

Normalized FFO per share		$3.03	$3.30	$3.24

Distributions declared per share		$1.82	$1.80	$1.80

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2012, our outstanding publicly tradable debt consisted of six issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes, as follows:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
Unsecured notes	$300,000	7.875%	$23,625	2014		Semi-Annually
Unsecured notes	280,000	5.125%	14,350	2015		Semi-Annually
Unsecured notes	275,000	6.300%	17,325	2016		Semi-Annually
Unsecured notes	300,000	5.625%	16,875	2017		Semi-Annually
Unsecured notes	350,000	6.700%	23,450	2018		Semi-Annually
Unsecured notes	500,000	5.000%	25,000	2022		Semi-Annually
Convertible unsecured notes	8,478	3.800%	322	2027	(1)	Semi-Annually

	$2,013,478		$120,947

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

        Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $20,135. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2012, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $86,912. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

        Each of these fixed rate unsecured debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to maturity.

        At December 31, 2012, our floating rate debt consisted of $320,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. Our revolving credit facility matures in September 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to September 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

        The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of December 31, 2012:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2012	1.60%	$720,000	$11,520	$0.09
100 basis point increase	2.60%	$720,000	$18,720	$0.15

(1)
Weighted average based on the outstanding borrowings as of December 31, 2012.

(2)
Based on weighted average shares outstanding borrowings as of December 31, 2012.

        The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2012 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2012	1.60%	$1,150,000	$18,400	$0.15
100 basis point increase	2.60%	$1,150,000	$29,900	$0.24

(1)
Weighted average based on the outstanding borrowings as of December 31, 2012.

(2)
Based on weighted average shares outstanding as of December 31, 2012.

        The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives 2,000 common shares per year under the 2012 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2012 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,915,983	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,915,983	(1)

(1)
Pursuant to the terms of the 2012 Plan, in no event shall the number of common shares issued under the 2012 Plan exceed 3,000,000. Since the 2012 Plan was established, 84,017 share awards have been granted.

        Payments by us to RMR are described in Note 3 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

        As of the date of this report, TA has not filed its Annual Report on Form 10-K for the year ended December 31, 2012. Therefore, summary audited financial information regarding TA is not now available. We expect to furnish such information by an amendment to this Annual Report on Form 10-K when it becomes available to us.

(b) Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2012.)
3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
3.3	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2007.)
3.4	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 2007.)
3.5	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2012.)
3.6	Amended and Restated Bylaws of the Company adopted August 6, 2012. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
4.1	Form of Common Share Certificate. (Filed herewith.)
4.2	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Filed herewith.)
4.3	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Filed herewith.)
4.4	Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)
4.5	Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company's 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 2005.)
4.6	Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company's 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)
4.7	Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company's 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 2007.)
4.8	Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company's 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007.)
4.9	Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company's 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.)

Exhibit Number	Description
4.10	Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to the Company's 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.)
4.11	Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company's 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
4.12	Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2007.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1	Amended and Restated Business Management Agreement, dated as of December 10, 2012, by and between the Company, Reit Management & Research LLC and, solely with respect to Section 16 thereof, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2012.)
10.2	Amended and Restated Property Management Agreement, dated as of January 13, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2010.)
10.3	First Amendment to Amended and Restated Property Management Agreement, dated as of December 16, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.)
10.4	Second Amendment to Amended and Restated Property Management Agreement, dated as of December 10, 2012, among Reit Management & Research LLC and the Company, on behalf of itself and certain of its subsidiaries. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2012.)
10.5	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2012.)
10.6	The Company's 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)
10.7	Amendment to the Company's 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.8	The Company's 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.9	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.10	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2012.)

Exhibit Number	Description
10.11	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.12	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2012.)
10.13	Credit Agreement, dated as of September 8, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2011.)
10.14	Term Loan Agreement, dated as of March 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2012.)
10.15	Purchase Agreement, dated November 2, 2011, among Property Acquisition Corp. (subsequently known as Sonesta Acquisition Corp., now known as Sonesta International Hotels Corporation), PAC Merger Corp., and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated November 2, 2011.)
10.16	Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company's Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.17	Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.18	Pooling Agreement, dated April 23, 2012, as updated through August 6, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.19	Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2012.)
10.20	Management Agreement, dated as of January 31, 2012, between Sonesta International Hotels Corporation and Royal Sonesta, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2012.)
10.21	First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.22	Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

Exhibit Number	Description
10.23	Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.24	Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2007.)
10.25	First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 12, 2008.)
10.26	Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.27	Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2007.)
10.28	First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.29	Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008.)
10.30	Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011.)
10.31	Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.32	Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 14, 2011.)
10.33	Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc. (Filed herewith.)

Exhibit Number	Description
10.34	Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPTMI Properties Trust and other parties referencing T-234 Initial Exit Hotels. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2012.)
10.35	Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2012.)
10.36	Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2011.)
10.37	Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Schaumberg Suites LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.38	Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Auburn Hills Suites LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 1, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited Hospitality Properties Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Hospitality Properties Trust and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 1, 2013

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Real estate properties, at cost:
Land	$1,453,399	$1,360,773
Buildings, improvements and equipment	5,445,710	4,879,908

	6,899,109	6,240,681
Accumulated depreciation	(1,551,160)	(1,367,868)

	5,347,949	4,872,813
Properties held for sale	—	18,440
Cash and cash equivalents	20,049	8,303
Restricted cash (FF&E reserve escrow)	40,744	50,196
Other assets, net	226,383	183,821

	$5,635,125	$5,133,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$320,000	$149,000
Unsecured term loan	400,000	—
Senior notes, net of discounts	1,993,880	1,887,891
Convertible senior notes, net of discount	8,478	78,823
Security deposits	26,577	106,422
Accounts payable and other liabilities	132,032	103,668
Due to related persons	13,696	3,713
Dividends payable	6,664	4,754

Total liabilities	2,901,327	2,334,271

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; zero and 3,450,000 shares issued and outstanding, aggregate liquidation preference zero and $86,250, respectively	—	83,306
Series C preferred shares; 7% cumulative redeemable; 6,700,000 and 12,700,000 shares issued and outstanding, aggregate liquidation preference $167,500 and $317,500, respectively	161,873	306,833
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 and zero shares issued and outstanding, respectively aggregate liquidation preference $290,000 and zero, respectively	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 123,637,424 and 123,521,535 issued and outstanding, respectively	1,236	1,235
Additional paid in capital	3,458,144	3,463,534
Cumulative net income	2,384,876	2,232,953
Cumulative other comprehensive income	2,770	1,605
Cumulative preferred distributions	(253,426)	(213,281)
Cumulative common distributions	(3,301,782)	(3,076,883)

Total shareholders' equity	2,733,798	2,799,302

	$5,635,125	$5,133,573

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Hotel operating revenues	$980,732	$889,120	$736,363
Rental income:
Minimum rent	296,016	302,703	325,321
Percentage rent	4,338	1,879	1,450

	300,354	304,582	326,771
FF&E reserve income	15,896	16,631	22,354

Total revenues	1,296,982	1,210,333	1,085,488

Expenses:
Hotel operating expenses	700,939	596,616	477,595
Depreciation and amortization	260,831	228,342	238,089
General and administrative	44,032	40,963	38,961
Acquisition related costs	4,173	2,185	—
Loss on asset impairment	8,547	16,384	163,681

Total expenses	1,018,522	884,490	918,326

Operating income	278,460	325,843	167,162
Interest income	268	70	260
Interest expense (including amortization of deferred financing costs and debt discounts of $6,179, $6,305 and $7,123, respectively)	(136,111)	(134,110)	(138,712)
Gain on sale of real estate	10,602	—	—
Gain on extinguishment of debt	—	—	(6,720)
Equity in earnings (losses) of an investee	316	139	(1)

Income before income taxes	153,535	191,942	21,989
Income tax expense	(1,612)	(1,502)	(638)

Net income	151,923	190,440	21,351
Excess of liquidation preference over carrying value of of preferred shares redeemed	(7,984)	—	—
Preferred distributions	(40,145)	(29,880)	(29,880)

Net income (loss) available for common shareholders	$103,794	$160,560	$(8,529)

Net income	151,923	190,440	21,351
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	1,143	(701)	(1,001)
Equity interest in investee's unrealized gains	22	75	2

Other comprehensive income (loss)	1,165	(626)	(999)

Comprehensive income	153,088	189,814	20,352

Weighted average common shares outstanding	123,574	123,470	123,403

Basic and diluted net income (loss) available for common shareholders per common share	$0.84	$1.30	$(0.07)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Preferred Shares							Common Shares
	Series B		Series C		Series D
													Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2009	3,450,000	$83,306	12,700,000	$306,833	—	$—	$(153,521)	123,380,335	$1,234	$(2,632,522)	$3,462,209	$2,021,162	$3,230	$3,091,931
Net income	—	—	—	—	—	—	—	—	—	—	—	21,351	—	21,351
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	—	—	(999)	(999)
Common share grants	—	—	—	—	—	—	—	63,900	—	—	1,018	—	—	1,018
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Distributions	—	—	—	—	—	—	(29,880)	—	—	(222,122)	—	—	—	(252,002)

Balance at December 31, 2010	3,450,000	83,306	12,700,000	306,833	—	—	(183,401)	123,444,235	1,234	(2,854,644)	3,462,169	2,042,513	2,231	2,860,241
Net income	—	—	—	—	—	—	—	—	—	—	—	190,440	—	190,440
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Common share grants	—	—	—	—	—	—	—	77,300	1	—	1,365	—	—	1,366
Distributions	—	—	—	—	—	—	(29,880)	—	—	(222,239)	—	—	—	(252,119)

Balance at December 31, 2011	3,450,000	83,306	12,700,000	306,833	—	—	(213,281)	123,521,535	1,235	(3,076,883)	3,463,534	2,232,953	1,605	2,799,302
Net income	—	—	—	—	—	—	—	—	—	—	—	151,923	—	151,923
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	1,165	1,165
Issuance of shares, net	—	—	—	—	11,600,000	280,107	—	—	—	—	—	—	—	280,107
Redemption of shares, net	(3,450,000)	(83,306)	(6,000,000)	(144,960)	—	—	—	—	—	—	—	—	—	(228,266)
Common share grants	—	—	—	—	—	—	—	115,889	1	—	2,594	—	—	2,595
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	—	—	—	(7,984)	—	—	(7,984)
Distributions	—	—	—	—	—	—	(40,145)	—	—	(224,899)	—	—	—	(265,044)

Balance at December 31, 2012	—	$—	6,700,000	$161,873	11,600,000	$280,107	$(253,426)	123,637,424	$1,236	$(3,301,782)	$3,458,144	$2,384,876	$2,770	$2,733,798

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$151,923	$190,440	$21,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	260,831	228,342	238,089
Amortization of deferred financing costs and debt discounts as interest	6,179	6,305	7,123
Straight line rental income	(252)	(4,807)	—
Security deposits applied to payment shortfalls	(29,354)	(36,444)	(28,508)
FF&E reserve income and deposits	(21,672)	(47,485)	(58,944)
Loss on extinguishment of debt	—	—	6,720
Loss on asset impairment	8,547	16,384	163,681
Equity in (earnings) losses of an investee	(316)	(139)	1
Gain on sale of real estate	(10,602)	—	—
Other non-cash (income) expense, net	(1,455)	(1,340)	(2,587)
Changes in assets and liabilities:
Increase in other assets	(23,356)	(2,890)	(1,111)
Increase (decrease) in accounts payable and other liabilities	17,918	6,696	(4,424)
Increase in due to related persons	5,517	40	53

Cash provided by operating activities	363,908	355,102	341,444

Cash flows from investing activities:
Real estate acquisitions	(355,500)	—	—
Real estate improvements	(275,440)	(69,345)	(7,091)
FF&E reserve fundings	(81,644)	(63,177)	(97,816)
Net proceeds from sale of real estate	34,204	6,905	—
Investment in TravelCenters of America common shares	—	(5,690)	—
Investment in Affiliates Insurance Company	—	—	(76)
Increase (decrease) in security deposits	(50,540)	37,000	(17,220)

Cash used in investing activities	(728,920)	(94,307)	(122,203)

Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	280,107	—	—
Proceeds from unsecured term loan	400,000	—
Proceeds from issuance of senior notes, net of discount	491,975	—	—
Redemption of preferred shares	(236,250)	—
Repurchase of convertible senior notes	(70,576)	—	(185,626)
Repayment of senior notes	(387,829)	—	(50,000)
Repayment of mortgage note	—	(3,383)	—
Borrowings under unsecured revolving credit facility	698,000	276,000	298,000
Repayments of unsecured revolving credit facility	(527,000)	(271,000)	(154,000)
Deferred financing costs	(6,625)	(6,872)	(1,130)
Distributions to preferred shareholders	(40,145)	(29,880)	(29,880)
Distributions to common shareholders	(224,899)	(222,239)	(222,122)

Cash provided by (used in) financing activities	376,758	(257,374)	(344,758)

Increase (decrease) in cash and cash equivalents	11,746	3,421	(125,517)
Cash and cash equivalents at beginning of year	8,303	4,882	130,399

Cash and cash equivalents at end of year	$20,049	$8,303	$4,882

Supplemental cash flow information:
Cash paid for interest	$131,249	$127,131	$135,929
Cash paid for income taxes	1,535	1,354	1,553
Non-cash investing activities:
Property managers' deposits in FF&E reserve	$23,364	$50,834	$60,631
Property managers' purchases with FF&E reserve	(119,460)	(144,436)	(102,909)
Non-cash financing activities:
Issuance of common shares	$2,595	$1,366	$1,018

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

(dollars in thousands, except per share data)

1. Organization

        Hospitality Properties Trust, or HPT, we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2012, HPT, directly and through subsidiaries, owned or leased 289 hotels and 185 travel centers.

        At December 31, 2012, our properties were leased or managed by subsidiaries of the following companies: Host Hotels and Resorts, Inc., or Host, Marriott International, Inc., or Marriott, InterContinental Hotels Group PLC, or InterContinental, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Morgans Hotel Group, or Morgans, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    These consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation. Certain hotels previously classified as properties held for sale at December 31, 2011 have been reclassified to real estate properties, at cost in our consolidated balance sheets due to a change from held for sale status. See Note 12 for further information regarding these hotels.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. In connection with our decision to remove certain hotels from held for sale status in the first quarter of 2012, we recorded an $889 loss on asset impairment. See Note 12 for further information regarding these hotels.

        Goodwill.    Goodwill is the excess of the allocated acquisition cost over the estimated fair value of assets we acquired and liabilities we assumed at the time of acquisition. We recorded in purchase accounting $7,658 of goodwill in connection with our January 31, 2012 acquisition of the entities which own the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and lease the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel. See Notes 4 and 8 for further information regarding these transactions. We review goodwill for impairment annually or more frequently if events or changes in circumstances exist. If our review indicates that the carrying value of goodwill exceeds its estimated fair value, we reduce the carrying value of goodwill to its estimated fair value. We evaluate goodwill for impairment at the reporting unit level, which we determined to be the portfolio of 20 hotels included in the agreement we refer to as Sonesta No. 1, by comparing the estimated fair value of the reporting unit as determined by its projected discounted cash flows and standard industry valuation techniques, with its carrying value. Our annual impairment review of goodwill as of December 31, 2012 indicated the carrying value of goodwill exceeded its estimated fair value and we recorded a $7,658 loss on asset impairment to write off its carrying value.

        Intangible Assets and Liabilities.    Intangible assets consist primarily of acquired trademarks and tradenames, the acquired leasehold interest in the New Orleans Hotel and acquired below market ground leases. Intangible liabilities consist of acquired above market ground leases. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in our consolidated balance sheets.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        At December 31, 2012 and 2011, our intangible assets and liabilities were as follows:

	As of December 31,
	2012	2011
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $23,369 and $21,198, respectively	25,708	27,879
New Orleans hotel leasehold interest, net of accumulated amortization of $1,723 and zero, respectively	19,858	—
Other, net of accumulated amortization of $901 and zero, respectively	3,212	—

	$138,153	$117,254

Liabilities:
Above market ground leases, net of accumulated amortization of $6,164 and $5,511, respectively	$8,514	$5,139

        We amortize above and below market ground leases and the New Orleans Hotel leasehold interest on a straight line basis over the term of the associated lease (20 and 14 years on a weighted average basis for intangible assets and liabilities, respectively). For the years ended December 31, 2012, 2011 and 2010, amortization relating to intangible assets was $4,796, $2,171 and $2,172, respectively, and amortization relating to intangible liabilities was $653, $695 and $726, respectively. As of December 31, 2012, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below Market Ground Leases & Other	New Orleans Hotel Leasehold Interest	Above Market Ground Leases
2013	$2,589	$1,798	$(2,892)
2014	2,488	1,798	(2,484)
2015	2,297	1,798	(653)
2016	2,268	1,798	(653)
2017	2,268	1,798	(653)
Thereafter	17,010	10,868	(1,179)

	$28,920	$19,858	$(8,514)

        We do not amortize our indefinite lived trademarks and tradenames, but we review the assets at least annually for impairment and reassess their classification as indefinite lived assets. In addition, we regularly evaluate whether events or changes in circumstances have occurred that could indicate impairment in value. We determine the amount of an impairment loss, if any, by comparing the carrying value of the intangible asset to its estimated fair value.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $15,062 and $12,542 at December 31, 2012 and 2011, respectively, net of accumulated amortization of $29,397 and $30,364, respectively, and are included in other assets, net, in our consolidated balance sheets. We estimate that future amortization of deferred financing fees with respect to our loans as of December 31, 2012 will be approximately $4,081 in 2013, $3,892 in 2014, $2,838 in 2015, $1,526 in 2016, $812 in 2017 and $1,913 thereafter.

        Revenue Recognition.    We report hotel operating revenues for managed hotels in our consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We earned no additional returns in 2012, 2011 and 2010.

        We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent increases. See Note 5 for further information regarding this lease. Rental income includes $252, $4,807, and $0 of adjustments necessary to record rent on a straight line basis in 2012, 2011 and 2010, respectively.

        We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We earned percentage rental income of $4,338, $1,879 and $1,450 in 2012, 2011 and 2010, respectively.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Segment Information.    As of December 31, 2012, we have two reportable business segments: hotel and travel center real estate investments.

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

        The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2009 through 2012 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of income and comprehensive income as a component of general and administrative expense.

        New Accounting Pronouncements.    In January 2012, we adopted FASB Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This update clarified the application of existing fair value measurement requirements. This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. This update was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our consolidated financial statements.

        In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This update eliminates the prior option to report other comprehensive income and its components in the statement of shareholders' equity. This update is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The update was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any changes to our condensed consolidated financial statements other than the presentation of the consolidated statements of comprehensive income.

        In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

impaired. The update is effective for interim and annual reporting periods beginning after September 15, 2012 with early adoption permitted. The implementation of this update is not expected to cause any changes to our consolidated financial statements.

3. Shareholders' Equity

Common Share Issuances

        As further described in Note 8, under the terms of our business management agreement with RMR, on March 29, 2012 we issued 33,132 of our common shares of beneficial interest, $.01 par value per share, or our common shares, to RMR in payment of an incentive fee of approximately $741 for services rendered to us by RMR during 2011.

Share Awards

        We reserved an aggregate of 3,000,000 and 3,128,791 shares of our common shares to be issued under the terms of our 2012 Equity Compensation Plan and our 1995 Share Award Plan and 2003 Share Award Plan, respectively, collectively referred to as the Award Plans. During the years ended December 31, 2012, 2011 and 2010, we awarded 74,017 common shares with an aggregate market value of $1,852, 67,300 common shares with an aggregate market value of $1,628 and 53,900 common shares with an aggregate market value of $1,186, respectively, to our officers and certain employees of our manager, RMR, pursuant to the Award Plans. See Note 8 for a further discussion of the grants we made to our officers and certain employees of RMR. In addition, we awarded each of our Trustees 2,000 common shares in each of 2012, 2011 and 2010 with an aggregate market value of $256 ($51 per trustee), $243 ($49 per trustee) and $260 ($52 per trustee), respectively, as part of their annual compensation. The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and are included in general and administrative expense in our consolidated statements of income and comprehensive income. At December 31, 2012, 2,915,983 of our common shares remain reserved for issuance under our 2012 Equity Compensation Plan.

        A summary of shares granted and vested under the terms the Award Plans for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	114,110	$22.70	93,432	$22.31	74,062	$23.20
Shares granted	84,017	25.09	77,300	24.20	63,900	22.89
Shares vested	(70,473)	24.38	(56,622)	23.76	(44,530)	22.63

Unvested shares, end of year	127,654	24.88	114,110	22.70	93,432	22.31

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

        The 127,654 unvested shares as of December 31, 2012 are scheduled to vest as follows: 47,763 shares in 2013, 37,863 shares in 2014, 27,524 shares in 2015 and 14,504 shares in 2016. As of December 31, 2012, the estimated future compensation expense for the unvested shares was $2,987 based on the closing price on December 31, 2012 of our common shares of $23.42. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2012, 2011 and 2010, we recorded $1,888, $1,405 and $1,340, respectively, of compensation expense related to the Award Plans.

Preferred Shares

        In January 2012, we sold 11,600,000 7.125% Series D cumulative redeemable preferred shares at a price of $25.00 per share in a public offering for net proceeds of $280,108 (after underwriting and other offering expenses). Each of our Series D cumulative redeemable preferred shares has a distribution rate of $1.78125 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D cumulative redeemable preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D cumulative redeemable preferred shares if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange, or NYSE, or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of our Series D cumulative redeemable preferred shares that are not redeemed may at their option convert those Series D cumulative redeemable preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

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

        In September 2012, we redeemed 6,000,000 of our 12,700,000 outstanding 7.00% Series C cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption. We reduced net income available for common shareholders by $5,040, which represented the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that we redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.

        Each of our remaining 6,700,000 Series C cumulative redeemable preferred shares has a distribution rate of $1.75 per annum, payable in equal quarterly amounts, and a liquidation preference of $25.00 ($167,500 in aggregate). Our Series C preferred shares are redeemable at our option for $25.00 each plus accrued and unpaid distributions at any time on or after February 15, 2012.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

Common Share Distributions

        Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2012, 2011 and 2010 were $1.82 per share, $1.80 per share, and $1.80 per share, respectively. The characterization of our distributions paid in 2012, 2011 and 2010 was 100.0% ordinary income.

        On January 10, 2013, we declared a distribution of $0.47 per common share which we paid on February 22, 2013, to shareholders of record on January 31, 2013 using existing cash balances and borrowings under our revolving credit facility.

Cumulative Other Comprehensive Income

        Cumulative other comprehensive income represents the unrealized gain on TA common shares we own and our share of the comprehensive income of AIC. See Note 8 for further information regarding these investments.

4. Real Estate Properties

        Our real estate properties, at cost after impairments, consisted of land of $1,453,399, buildings and improvements of $4,899,498 and furniture, fixtures and equipment of $546,212, as of December 31, 2012; and land of $1,360,773, buildings and improvements of $4,343,991 and furniture, fixtures and equipment of $431,332 as of December 31, 2011.

        During 2012, 2011 and 2010, we funded $357,084, $132,522 and $97,816, respectively, of improvements to certain of our properties which pursuant to the terms of our management agreements and leases with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $27,813, $11,346 and $9,782 in 2012, 2011 and 2010, respectively.

        At December 31, 2012, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 25 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require minimum annual rents averaging $239 per year; future rents under two ground leases have been pre-paid. Twenty (20) of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from six to 38 years with rents averaging $447 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

4. Real Estate Properties (Continued)

        On January 31, 2012, we completed an acquisition of the entities which own the Cambridge Hotel (400 rooms) and lease the New Orleans Hotel (483 rooms) for total cash consideration of $150,500, excluding related acquisition costs of $3,264. The following table summarizes our allocation of the acquisition cost to estimated fair value of the assets we acquired and the liabilities we assumed:

Land	$32,436
Building	78,764
Furniture, fixtures and equipment	19,536
Intangible assets (including the leasehold value of the New Orleans Hotel)	22,326
Goodwill	7,658
Other, net	(2,562)
Deferred tax liability	(7,658)

Total	$150,500

        Simultaneous with this acquisition, we entered into management agreements with Sonesta. See Notes 5 and 8 for further information about these transactions.

        On November 1, 2012, we acquired a full service hotel in Chicago, IL for $85,000, excluding related acquisition costs of $840. The following table summarizes our allocation of the acquisition cost to estimated fair value of the assets we acquired:

Land	$12,766
Building	62,596
Furniture, fixtures and equipment	6,589
Intangible assets	3,049

Total	$85,000

        See Note 5 for further information about this transaction.

        On December 19, 2012, we acquired a 372 room full service hotel located in San Francisco, CA for $120,000, excluding related acquisition costs of $1,709. The following table summarizes our preliminary allocation of the acquisition cost to estimated fair value of the assets we acquired:

Land	$28,266
Building	80,170
Furniture, fixtures and equipment	15,592
Intangible liabilities	(4,028)

Total	$120,000

        See Note 5 for further information about this transaction.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

4. Real Estate Properties (Continued)

        We have included the results of our 2012 hotel acquisitions in our consolidated financial statements from the date of acquisition. The pro forma impact of including the results of operations of the hotels from the beginning of the period is not material to our consolidated financial statements.

        In January 2013, we entered an agreement to acquire a 426 room full service Marriott branded hotel located in Duluth, GA for a contract purchase price of $31,000, excluding closing costs. We plan to convert this hotel to a Sonesta branded hotel and add it to our Sonesta No. 1 agreement. We currently expect to acquire this property during the first quarter of 2013; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property in that time period or at all.

        On July 12, 2012, we sold our Marriott branded hotel in St. Louis, MO for net proceeds of $28,850. We recorded a gain on sale of $10,210 in the third quarter of 2012.

        On August 24, 2012, we sold our Staybridge Suites branded hotel in Schaumburg, IL for net proceeds of $1,872. We recorded a gain on sale of $329 in the third quarter of 2012.

        On August 29, 2012, we sold our Staybridge Suites branded hotel in Auburn Hills, MI for net proceeds of $3,482. We recorded a gain on sale of $63 in the third quarter of 2012.

5. Management Agreements and Leases

        As of December 31, 2012, we owned or leased 289 hotels and 185 travel centers which are included in one of 12 operating agreements. We do not operate any of our properties.

        Our lease with Host for 53 hotels which we have historically referred to as our Marriott No. 1 agreement expired on December 31, 2012. As required upon the expiration of the agreement, we returned the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott. This management agreement with Marriott expires in 2024. Because we no longer hold a security deposit for this agreement, the future minimum returns we receive from this agreement will depend exclusively upon the performance of the hotels.

        As of January 1, 2013, 285 of our hotels are leased to our TRSs and managed by an independent hotel operating company, one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and three hotels are leased to third parties. As of January 1, 2013, our hotel properties are managed by or leased to separate subsidiaries of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under 10 agreements. Such hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 91 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Most of these agreements generally require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flow after payment of operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

and replenishment of security deposits or guarantees. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.

        As of February 26, 2013, all payments due to us under our hotel leases and hotel management contracts were current except for certain payments from Marriott and InterContinental.

        Marriott No. 234 agreement.    During the year ended December 31, 2012, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $101,837, were $10,114 less than the minimum amounts contractually required. Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns. During the year ended December 31, 2012, Marriott provided $4,895 of guaranty payments to us. Also, during the period from December 31, 2012 to February 26, 2013, the payments we received for these hotels were $849 less than the contractual minimum returns due to us and Marriott provided $2,162 of guaranty payments to cover up to 90% of the minimum returns due to us. The balance of this guaranty was $ 23,815 as of February 26, 2013.

        We and Marriott previously identified 21 Marriott hotels included in our Marriott No. 234 agreement for potential sale. In May 2012, we announced we had entered agreements with Marriott to retain ownership of and renovate 18 of the 21 hotels. As discussed in Note 4, in July 2012 we sold one of these 21 hotels, a full service Marriott hotel in St. Louis, MO. We received net proceeds of $28,850 from the sale and our annual minimum returns under the Marriott No. 234 agreement were decreased by $2,597 when this hotel was sold. In August 2012, we removed the remaining two of the 21 hotels from the Marriott No. 234 agreement and converted them to the Sonesta ES Suites brand and Sonesta management. Our annual minimum returns under the Marriott No. 234 agreement were reduced by $990 when these two hotels were removed from the Marriott No. 234 agreement.

        The May 2012 agreements with Marriott provide that the FF&E reserve funding requirements for all hotels included in the Marriott No. 234 agreement are eliminated during 2012 (effective May 29, 2012 and retroactive to January 1, 2012), reduced in 2013 and 2014, and then increased in 2015 through the remaining agreement term of 2025. The May 2012 agreements with Marriott also provide that Marriott's limited guarantee of the minimum return amounts due to us under the Marriott No. 234 agreement will be extended through 2019.

        We currently expect to provide an aggregate of $123,000 of funding for renovations of certain of the hotels included in our Marriott No. 234 agreement. As of December 31, 2012, we have funded $78,000 and we currently expect to fund the remaining $45,000 during 2013. As we fund these improvements, the minimum return payable to us increases by 9% of the amount funded.

        InterContinental agreement.    During the year ended December 31, 2012, the payments we received under our agreement with InterContinental covering 91 hotels and requiring minimum returns to us of $135,159 were $29,354 less than the minimum amounts contractually required. We applied the available security deposit to cover these shortfalls. Also, during the period from December 31, 2012 to February 26, 2013, the minimum return payments we received under our InterContinental agreement were $8,978 less than the minimum amounts due to us. We applied the available security deposit to cover these shortfalls. The remaining balance of the security deposit was $17,487 as of February 26, 2013.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

        Under the InterContinental agreement, we had the option to sell or rebrand up to 42 hotels included in the agreement. In April 2012, we and InterContinental agreed to retain three of the 42 hotels in the InterContinental agreement. We provided notices to InterContinental during the period from February 2012 to June 2012 that we planned to remove the remaining 39 of the 42 hotels from the InterContinental agreement. We entered into management agreements with Sonesta for 17 of these hotels, which were converted to Sonesta brands and management during the second and third quarters of 2012. As described below, in May 2012, we entered into an agreement with Wyndham a member of the Wyndham Worldwide Corporation for management of 20 of these 39 hotels. We converted these 20 hotels to Wyndham brands and management on August 1, 2012. In August 2012, we sold the remaining two of the 39 hotels for combined net proceeds of $5,354. Our annual minimum returns due under the InterContinental agreement were reduced by an aggregate of $34,990 when these 39 hotels were removed.

        We currently expect to provide an aggregate of $290,000 of funding for renovations of certain of the hotels included in our InterContinental agreement. As of December 31, 2012, we have funded $212,718 and we currently expect to fund the remaining $77,232 during 2013. As we fund these improvements, the minimum return payable to us increases by 8% of the amount funded.

        Sonesta agreements.    As described in Note 8, on January 31, 2012, we entered into two management agreements with Sonesta to manage our Cambridge Hotel and our New Orleans Hotel. The management agreement for our Cambridge Hotel, which is included in our Sonesta No. 1 agreement, provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement for our Cambridge Hotel, if gross revenues of the hotels, after payment of hotel operating expenses and base fees to Sonesta, are sufficient to do so. Under the terms of this agreement, we may earn additional returns of 80% of cash flow after payment of our minimum returns and reimbursement of operating losses or working capital advances, if any. We are required to fund operating losses or working capital shortfalls, but may recover these amounts from future cash flows, if any. As described above, during the second and third quarters of 2012, we removed 17 hotels from our InterContinental agreement and two hotels from our Marriott No. 234 agreement and converted them to Sonesta brands and management. We entered into hotel management agreements with Sonesta for these hotels and added them to our Sonesta No. 1 agreement. The terms of these management agreements are substantially the same as our Cambridge Hotel management agreement, except that in the case of limited service hotels the base management fee payable to Sonesta is 5% of

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

gross revenues and our working capital required advance per room is less. In addition, in April 2012, we entered into a pooling agreement with Sonesta as further described in Note 8. Under the terms of the pooling agreement, results from the hotels included in our Sonesta No. 1 agreement are combined for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us. Our annual minimum returns as of December 31, 2012 for the 20 hotels included in the Sonesta No. 1 agreement were $37,081.

        In addition to recurring capital expenditures, we currently expect to provide an aggregate of $195,000 of funding for rebranding, renovations and other improvements to the 20 hotels included in our Sonesta No. 1 agreement. During the year ended December 31, 2012, we funded $11,280 for capital expenditures under this agreement. We currently expect to fund approximately $127,000 during 2013 and the remaining $56,720 in 2014, using existing cash balances or borrowings under our revolving credit facility. The annual minimum returns due to us under the Sonesta No. 1 agreement will increase to the extent amounts funded for these improvements exceed threshold amounts, as defined.

        We lease the New Orleans Hotel from a third party. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year. The management agreement for our New Orleans Hotel, which we refer to as our Sonesta No. 2 agreement, provides that we are paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense. We currently expect to fund approximately $2,000 during 2013 from this hotel's net profits.

        We do not have any security deposits or guarantees for our hotels managed by Sonesta. Sonesta's incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. Accordingly, the returns we receive from hotels managed by Sonesta will depend exclusively upon the performance of those hotels.

        Wyndham agreement.    As described above, on May 21, 2012, we entered an agreement to rebrand 20 of our hotels which were managed by InterContinental to brands owned by Wyndham, which conversion occurred on August 1, 2012. All 20 hotels are being managed by Wyndham under a long term management contract with an initial term of 25 years and two renewal terms of 15 years each. Our initial annual minimum return under our Wyndham agreement for these 20 hotels was $9,240, and such payment is partially guaranteed by Wyndham. We plan to convert the hotels to the "Wyndham Hotels and Resorts" (four hotels) and "Hawthorn Suites by Wyndham" (16 hotels) brands.

        On November 1, 2012, we acquired the Hotel 71, a full service hotel in Chicago, IL for $85,000, excluding closing costs, and added it to our Wyndham agreement. We plan to convert this hotel to the "Wyndham Grand Chicago Riverfront" hotel. Upon completion of a planned renovation, the property will consist of 348 hotel rooms managed by Wyndham and 48 vacation club units leased to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham Worldwide Corporation, or Wyndham Vacation. Our annual minimum returns under the Wyndham agreement increased by $5,800 and the limited guaranty provided by Wyndham increased by $9,000 upon closing of this hotel acquisition (and increased the

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

annual payment limit to $14,500). The lease with Wyndham Vacation Resorts, Inc. provides for annual initial rent to us of $1,000 increasing 3% per annum.

        We currently expect to provide an aggregate of $93,000 of funding for renovations of certain of the hotels included in our Wyndham agreement. As of December 31, 2012, we have funded $8,985 and we currently expect to fund the remaining $84,015 during 2013. As we fund these improvements, the minimum return payable to us increases by 8% of the amount funded.

        Morgans agreement.    On December 19, 2012, we acquired the Clift Hotel, a full service hotel in San Francisco, CA for $120,000, excluding closing costs. This hotel is leased to a subsidiary of Morgans under a long term lease agreement that expires in 2103. The lease with Morgans provides for annual initial rent to us of $5,956. On October 14, 2014, the annual rent due to us will be increased based on changes in the consumer price index, or CPI, with a minimum increase of 20% and a maximum increase of 40% of the current rent amount as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the CPI with minimum increases of 10% and maximum increases of 20%. Although the lease would qualify as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent and recognize rental income on a cash basis.

        TA agreements.    Our 185 travel centers are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 145 travel centers expires in 2022. Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options. TA has guaranteed its subsidiary tenants' obligations under the leases. On January 31, 2011, we entered into an amendment agreement with TA which modified the terms of our two leases with TA. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to fund any such improvements. As we fund these improvements, the minimum rents payable to us increase. At December 31, 2012, we expect to fund approximately $80,000 for capital improvements to our travel center properties during 2013. See Note 8 for further information regarding our leases with TA.

        As of December 31, 2012, the average remaining current terms of our leases and management agreements, from parties other than our TRSs, weighted based on minimum returns or rents was approximately 16.3 years. As of December 31, 2012, our travel center and hotel leases provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2013	$234,459
2014	234,589
2015	235,359
2016	235,442
2017	235,539
Thereafter	3,023,171

Total	$4,198,559

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

        We settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. We are amortizing the $44,281 balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $17,712 at December 31, 2012 is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt. We estimate that future amortization of the retained deposits and the value of other property as of December 31, 2012 will be approximately $2,952 per year through 2018.

6. Indebtedness

        We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium of 130 basis points. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.51%, and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.56%, 1.59% and 0.9% for the years ended December 31, 2012, December 31 2011, and December 31, 2010, respectively. As of December 31, 2012 we had $320,000 outstanding and $430,000 available under our revolving credit facility.

        On March 12, 2012, we entered into a five year $400,000 unsecured term loan. Our term loan matures on March 13, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $500,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 145 basis points as of December 31, 2012. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate for the amount outstanding under our term loan was 1.67% and the weighted average interest rate for the amount outstanding under our term loan was 1.70% for the period from March 12, 2012 to December 31, 2012.

        Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

        Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at December 31, 2012.

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

        As of December 31, 2012, $8,478 of our 3.8% convertible senior notes due 2027 remains outstanding. The convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

        We separately account for the liability (debt) and equity (conversion option) components of our 3.8% convertible senior notes due 2027 to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. We measured the fair value of the debt components of the notes at issuance based on an estimated effective interest rate of 6.06% and are amortizing the resulting discount as an increase to interest expense over the expected life of the debt (assuming holders of the notes exercised in full their option to require us to repurchase the notes on March 20, 2012).

  •
  The net carrying amount of our 3.8% convertible senior notes due 2027 was $8,478 and $78,823 as of December 31, 2012 and December 31, 2011, respectively.

  •
  The unamortized discount on the notes was zero and $231 as of December 31, 2012 and December 31, 2011, respectively. We amortized the discount through March 20, 2012, the first date on which the holders of our 3.8% convertible senior notes could require that we redeem them.

  •
  Interest expense for the years ended December 31, 2012, 2011 and 2010 includes non-cash amortization of $270, $1,605 and $2,602, respectively.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

  •
  The amount allocated as the equity component of the convertible senior notes was $37,710 as of December 31, 2012 and is included in additional paid in capital in our consolidated balance sheets.

        At December 31, 2012 and 2011, our indebtedness was as follows:

	As of December 31,
	2012	2011
Senior Notes, due 2012 at 6.85%	$—	$100,829
Senior Notes, due 2013 at 6.75%	—	287,000
Senior Notes, due 2014 at 7.875%	300,000	300,000
Senior Notes, due 2015 at 5.125%	280,000	280,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Senior Notes, due 2022 at 5.0%	500,000	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	79,054
Unamortized discounts	(11,120)	(5,169)

Total unsecured senior notes	2,002,358	1,966,714
Unsecured revolving credit facility	320,000	149,000
Unsecured term loan	400,000	—

	$2,722,358	$2,115,714

        All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2012, are as follows:

2013	$—
2014	300,000
2015	600,000	(1)
2016	275,000
2017	700,000	(2)
Thereafter	858,478	(3)

	$2,733,478

(1)
Includes the $320,000 outstanding on our $750,000 revolving credit facility at December 31, 2012.

(2)
Includes our $400,000 unsecured term loan.

(3)
Includes our $8,478 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

7. Income Taxes

        Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2012	2011	2010
Current—Federal	$1,274	$180	$—
State	1,488	1,383	928
Foreign	(134)	144	(106)

	2,628	1,707	822

Deferred—Federal	(535)	—	—
State	(80)	—	—
Foreign	(401)	(205)	(184)

	(1,016)	(205)	(184)

	$1,612	$1,502	$638

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	1.0%	4.3%	0.2%
Alternative minimum tax	0.0%	0.1%	0.0%
Foreign taxes	(0.3)%	(0.3)%	(0.2)%
Change in valuation allowance	7.1%	(3.1)%	(6.1)%
Other differences, net	(6.8)%	(0.3)%	(5.7)%

Effective tax rate	1.0%	0.7%	0.4%

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our consolidated balance sheets and the amounts used for

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2012	2011
Deferred tax assets:
Tax credits	$12,091	$12,014
Tax loss carryforwards	96,505	77,104
Other	7,550	11,473

	116,146	100,591
Valuation allowance	(112,286)	(100,180)

	3,860	411

Deferred tax liabilities:
Hotel basis difference	(19,276)	(9,185)

	(19,276)	(9,185)

Net deferred tax liabilities	$(15,416)	$(8,774)

        Deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

        On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2012 and 2011, we had a net deferred tax asset, prior to any valuation allowance, of $64,760 and $66,062, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2012 and 2011. As of December 31, 2012 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $136,420 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,600 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

        At December 31, 2012 and 2011, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $42,292 and $30,806, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2012 and 2011. As of December 31, 2012, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $109,278 which begin to expire in 2023 if unused.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of the office building component of only one property in Baltimore, MD, which also includes a Royal Sonesta hotel.

        RMR has approximately 820 employees. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. Certain of TA's and Sonesta's executive officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including TA, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, but not TA. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the Securities and Exchange Commission, or SEC.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        Our business management agreement with RMR provides for payment to RMR of a business management fee at an annual rate equal to 0.7% of the historical cost of our real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, RMR receives an incentive fee equal to 15% of the amount, if any, by which our Cash Available for Distribution, as defined in the business management agreement, for a particular fiscal year exceeds Cash Available for Distribution for the immediately preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average number of our common shares outstanding during such fiscal year. Our common shares for these purposes are valued at the average closing prices of our common shares as reported on the NYSE during the month of December of the fiscal year to which the incentive fee pertains.

        At present, our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs with respect to the one office property that is subject to that agreement.

        The aggregate business management and property management fees we paid to RMR for 2012, 2011 and 2010 were $35,657, $34,493 and $33,229, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2012, we issued 33,132 of our common shares to RMR for the incentive fee for 2011. No incentive fees were payable to RMR for 2012 or 2010.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $193, $240 and $213 for 2012, 2011 and 2010, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

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

        Both our business management agreement with RMR and our property management agreement with RMR automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate the property management agreement upon

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

five business days' notice if we undergo a change of control, as defined in the property management agreement. On December 10, 2012, we entered amendments to these agreements, which extended the term of the business management agreement until December 31, 2013, clarified certain currently existing policies in the business management agreement, including providing that investments made by us from furniture, fixtures and equipment escrows or reserves (or implied reserves) that do not result in increases in the minimum returns or minimum rents for us would not be included in the determination of fees payable by us to RMR under the business management agreement, and changed certain procedures for the arbitration of disputes pursuant to these agreements.

        Under our business management agreement with RMR, we acknowledge that RMR also provides services to other companies, including TA and Sonesta, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR and that, in the event of conflict between us and any such other company, RMR shall in its discretion determine on which party's behalf it shall act.

        Under the Award Plans, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. As disclosed in Note 3, in 2012, 2011 and 2010, we granted a total of 74,017 restricted shares with an aggregate value of $1,852, 67,300 restricted shares with an aggregate value of $1,628 and 53,900 restricted shares with an aggregate value of $1,186, respectively, to such persons, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Award Plans.

        TA is our former 100% owned subsidiary and our largest tenant, and we are TA's largest shareholder. TA was created as a separate public company in 2007 as a result of its spin off from us. As of December 31, 2012, we owned 2,540,000 common shares (which includes the 1,000,000 TA common shares we purchased from the underwriters as part of a public offering by TA in May 2011 for $5,690), representing approximately 8.6% of TA's outstanding common shares. Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA. Mr. Thomas O'Brien, an officer of RMR and a former officer of us prior to the TA spin off, is President and Chief Executive Officer and the other managing director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an independent director of TA.

        TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 185 travel centers from us. The TA No. 1 lease is for 145 travel centers that TA operates under the "TravelCenters of America" or "TA" brand names. The TA No. 1 lease became effective on January 31, 2007. The TA No. 2 lease is for 40 travel centers that TA operates under the "Petro" brand name. The TA No. 2 lease became effective on May 30, 2007. The TA No. 1 lease expires on December 31, 2022. The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.

        Both the TA No. 1 and TA No. 2 leases are "triple net" leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. TA also is required to generally indemnify us for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA No. 1 lease and the TA No. 2 lease also include arbitration provisions for the resolution of disputes.

        As amended by the Amendment Agreement that we entered into with TA on January 31, 2011, which is further described below, the TA No. 1 lease requires TA to pay minimum rent to us in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and $140,139 per year for the period from February 1, 2012 through December 31, 2022. The minimum rent payable by TA to us under the TA No. 1 lease also increases as we fund or reimburse the cost for certain improvements to the leased TA travel centers. As amended by the Amendment Agreement that we entered with TA on January 31, 2011, which is further described below, the TA No. 2 lease requires TA to pay minimum rent to us in an amount of $54,160 per year through June 30, 2024, and increases if we fund or reimburse the cost for certain improvements to the leased Petro travel centers. Effective January 2012, TA began to incur percentage rent payable to us under the TA No. 1 lease. The TA No. 2 lease requires TA to incur percentage rent payable to us effective January 1, 2013. In each case, the percentage rent equals 3% of increases in nonfuel gross revenues plus 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Also, as discussed below, we have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. The total amount of percentage rent from TA that we recognized during the year ended December 31, 2012 was $1,465. Under our TA No. 1 and No. 2 leases, TA is obligated to pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites.

        We previously agreed to provide up to $25,000 of funding annually for the first five years of the TA No. 1 lease for certain improvements to the leased properties without an increase in rent. This funding was cumulative, meaning if some of the $25,000 was not funded in one year it might have been drawn by TA from us in subsequent years. All improvements funded under the tenant improvements allowance are owned by us. On May 12, 2008, we and TA amended the TA No. 1 lease to permit TA to sell to us, without an increase of its rent, certain capital improvements to properties leased from us earlier than previously permitted. As TA elected to sell these capital improvements before the time contractually required by the original lease terms, our funding commitment amount was discounted to reflect the accelerated receipt of funds by TA according to a present value formula established in the amended lease. During 2010, TA sold $7,015 of qualified improvements to us pursuant to this funding commitment. Portions of this amount were discounted pursuant to the terms of the lease because TA elected to receive those funds on an accelerated basis. We recorded the capital improvements at cost as we made this funding. As of September 30, 2010, none of the $125,000 total amount of the leasehold improvements saleable to us with no increase in TA's rent remained available.

        Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in TA's

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by us multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us. In 2012 and 2011, we funded $76,754 and $69,122, respectively, for capital improvements to TA under this lease provision; and, as a result, TA's minimum annual rent payable to us increased by approximately $6,524 and $5,875, respectively ($4,656 and, 4,184 respectively, for the TA No. 1 lease and $1,868 and $1,691, respectively, for the TA No. 2 lease). TA made no request for funds under this provision in 2010.

        At the time of TA's spin off from us, our acquisitions and transactions with TA in connection with the TA No. 2 lease and an equity offering completed by TA in June 2007, we and TA believed that TA was adequately capitalized to meet all of its obligations, including those owed to us. Thereafter, however, there were material changes in the market conditions in which TA operates. Specifically, the increase during the first half of 2008 in the price of diesel fuel that TA buys and sells at its travel centers and the slowing of the U.S. economy during 2008 both adversely affected the volume of TA's business and increased its working capital requirements. Although TA undertook a restructuring of its business to adjust to these changed market conditions, TA's balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on TA's working capital requirements. Accordingly, on August 11, 2008, we and TA entered a rent deferral agreement. Under the terms of this rent deferral agreement, TA had the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and TA was not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, TA issued 1,540,000 of its common shares to us (approximately 9.6% of TA's shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on January 1, 2010 on all unpaid deferred rent at a rate of 1% per month and was payable monthly in arrears by TA to us. During 2010, we received and recorded $14,100 of income for interest on the deferred rent amounts, which was recorded as rental income in our consolidated statements of income in accordance with GAAP. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to us on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and provided that all deferred rent and interest thereon would become immediately due and payable by TA to us if certain events provided in that agreement occurred, including a change of control of TA (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to its common shares issued to us pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease. TA accrued $60,000 of deferred rent in 2010 under the rent deferral agreement with us dated August 11, 2008. We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA. As of December 31, 2010, TA had accrued an aggregate of $150,000 of deferred rent payable to us.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        On January 31, 2011, we and TA entered the Amendment Agreement that amended the TA No. 1 lease, the TA No. 2 lease and TA's rent deferral agreement with us. The Amendment Agreement provided for the following:

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

        During 2012, 2011 and 2010, we recognized rental income of $208,560, $201,505 and $190,244, respectively, under our leases with TA. Rental income for the twelve months ended December 31, 2012 and 2011 includes $149 and $4,789, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2012, 2011 and 2010, we had accruals for unpaid amounts of $17,103, $16,115 and $15,725, respectively, owed to us by TA, excluding any deferred rents, which accrued amounts are included in other assets on our consolidated balance sheets.

        RMR provides management services to both us and TA and, as noted above, there are other current and historical relationships between us and TA. Accordingly, the terms of the 2008 rent deferral agreement and the 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Trustees and TA's independent directors, none of whom are trustees or directors of the other company, and each special committee was represented by separate counsel.

        At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. In addition, in connection with TA's spin off, TA entered a transaction agreement with us and RMR, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. Also, TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA's assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes.

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

        Pursuant to the Merger Agreement, on January 31, 2012, Merger Sub merged with and into SNSTA. Pursuant to the Purchase Agreement, we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement. The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge Hotel, or the Cambridge Loan. We prepaid the Cambridge Loan, which had an outstanding principal balance of approximately $31,035 and unwound a related interest rate hedge agreement for $2,525 on January 31, 2012. The terms of the Purchase Agreement required that, at the effective time of the Merger, Sonesta was capitalized with $25,000, at least half of which was represented by cash consideration for shares of Sonesta common stock; and Sonesta's stockholders provided this $25,000 capitalization, including equity funding of $12,500 to facilitate the Merger.

        Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and related furniture, fixtures and equipment and certain other assets and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then issued

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

and outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn own or lease the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain other matters).

        Simultaneously with the consummation of the Purchase Agreement on January 31, 2012, we entered hotel management agreements with Sonesta that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. The management agreement for the Cambridge Hotel provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement for the Cambridge Hotel, if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so. We are to be paid an additional amount based upon the hotel's operating profit, as defined in the management agreement for the Cambridge Hotel, after payment of Sonesta's incentive fee, if applicable. After payment of specified hotel operating expenses from the hotel's gross revenues, Sonesta is entitled to receive a base management fee equal to 3% of gross revenues. Additionally, under the management agreement for the Cambridge Hotel, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreement for the Cambridge Hotel, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs and an incentive fee equal to 20% of the hotel's operating profit after reimbursement to us and to Sonesta of certain advances, and payment to us of our minimum returns. The annual rent payable by us under the lease for the New Orleans Hotel is calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year. The management agreement for the New Orleans Hotel, which we refer to as our Sonesta No. 2 agreement, provides that we are paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense.

        The management agreement for the Cambridge Hotel has an initial term of 25 years, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the management agreement. The management agreement for the New Orleans Hotel will expire on January 31, 2024. We have the right to terminate the management agreements after three years without cause upon payment of a termination fee. We also have the right to terminate the management agreements without a termination fee if our minimum return is less than 6% of our invested capital during any three of four consecutive years. Both we and Sonesta have the right to terminate the management agreements upon a change of control, as defined in the management agreements, of the other party, and under certain other circumstances which, in the case of termination by Sonesta, may require our payment of a termination fee. Under each management agreement, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta between the date of termination and the scheduled expiration date of the agreement's current term as a base fee, (and for the Cambridge Hotel management agreement, a reservation fee, a system fee and an incentive fee), each as defined in the management agreement, if the agreement had not been terminated, calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination and discounted at an annual rate equal to 8%.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        In April 2012, we entered into a pooling agreement with Sonesta that combines our management agreements with Sonesta for hotels that we own for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us. We refer to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement. The management agreement for the Cambridge Hotel is included in the Sonesta No. 1 agreement but the management agreement for the New Orleans Hotel is not included in the Sonesta No. 1 Agreement.

        During the period from April 2012 through August 2012, we entered into 17 hotel management agreements with Sonesta for 17 hotels historically owned by us and managed by InterContinental which hotels have been rebranded with Sonesta brands. Thirteen of these agreements relate to the former Staybridge Suites branded, limited service hotels located in Burlington, MA, Orlando, FL, Andover, MA, Parsippany, NJ, Malvern, PA, Somerset, NJ, Princeton, NJ, Houston, TX, Columbia, MD, Charlotte, NC, Atlanta, GA, St. Louis, MO, and Myrtle Beach, SC, two agreements relate to the former InterContinental branded, full service hotels located in Baltimore, MD and Houston, TX and two agreements relate to the former Crowne Plaza branded, full service hotels located in Hilton Head, SC and Philadelphia, PA. The thirteen former Staybridge Suites hotels have been rebranded as Sonesta ES Suites hotels, the former InterContinental hotels have been rebranded as Royal Sonesta hotels and the former Crowne Plaza hotels have been rebranded as Sonesta hotels. In August 2012, we entered into hotel management agreements with Sonesta for two additional hotels historically owned by us and managed by Marriott. These two agreements relate to the former Residence Inn branded, limited service hotels located in Flagstaff, AZ and Dublin, OH. Both of those hotels have been rebranded as Sonesta ES Suites hotels. All of the management agreements for these hotels were added to the Sonesta No. 1 agreement. The terms of these management agreements are substantially the same as the management agreement for the Cambridge Hotel, except that in the case of limited service hotels the base management fee payable to Sonesta is 5% of gross revenues and our working capital required advance per room is less.

        Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $5,673 for 2012. These amounts are included in hotel operating expenses in our consolidated financial statements. In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $455 for 2012. These amounts have been capitalized in our consolidated financial statements. Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel where capital expenditures are borne in large part by the lessor. At December 31, 2012, we owed Sonesta $10,487 for capital expenditure reimbursements, overpayment of minimum returns advanced during 2012 and working capital settlements for properties rebranded during the year, which amounts are included in due to related persons on our consolidated balance sheets.

        On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, under which we would loan NH Hoteles €170,000 secured by four hotels and acquire five hotels and form a joint venture with NH Hoteles to acquire a hotel in New York City with an aggregate

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

investment for the acquisitions and joint venture interest of approximately $150,000. The letter of intent provides for an exclusive negotiating period. For the joint venture interest, we would fund $80,000 to retire the ownership of NH Hoteles's current partner and fund a major renovation of the hotel that would be owned by the joint venture and the hotel would be branded jointly by NH Hoteles and Sonesta. If this transaction occurs, we expect that our approval of any branding and management agreement with Sonesta which affects this hotel will be subject to the approval of our Independent Trustees. The consummation of this transaction is subject to numerous conditions and contingencies which may not be satisfied and, as a result of these conditions or contingencies, this transaction may be changed, the amount of our investment may change or this transaction may not occur. For further information regarding this and other possible transactions related to this possible joint venture, please see Note 13.

        The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Our agreements with Sonesta include arbitration provisions for the resolution of disputes. In addition, RMR also provides certain services to Sonesta.

        In August 2012, we sold two hotels that were managed by InterContinental that we previously had agreed with InterContinental to sell. One of those hotels was the Staybridge Suites branded, limited service hotel located in Schaumburg, IL, and the other hotel was the Staybridge Suites branded, limited service hotel located in Auburn Hills, MI. We sold these hotels for a combined cash purchase price of $5,570 and we recognized a gain on these sales totaling $392. The purchaser assigned the purchase agreements to an entity owned by Mr. Barry Portnoy, one of our Managing Trustees. Our InterContinental management agreements for these two hotels were terminated, these hotels were rebranded as Sonesta ES Suites hotels and they are now managed by Sonesta. The purchase price paid for these two hotels was equal to prices agreed between us and InterContinental and the sale was approved by our Independent Trustees after their consideration of appraisal reports.

        We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        As of December 31, 2012, we have invested $5,209 in AIC since its formation in November 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,629 and $5,291 as of December 31, 2012 and 2011, respectively, which amounts are included in other assets on our consolidated balance sheets. For 2012, 2011 and 2010, we recognized income of $316 and $139 and a loss of $1, respectively, related to our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $5,256 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program. Our annual premiums for this property insurance in 2011 and 2010 were $5,773 and $4,816, respectively. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

        In connection with a shareholder derivative litigation on behalf of TA against members of TA's board of directors, us and RMR that TA settled in 2011, TA paid $119 to us and $51 to RMR in 2011 pursuant to TA's indemnity obligations under its limited liability company agreement and its agreements with us and RMR.

9. Concentration

Geographic Concentration

        At December 31, 2012, our 474 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 13% of our properties, by investment, were located in each of California, Texas and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

9. Concentration (Continued)

Credit Concentration

        All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each management or lease agreement is shown below, as of December 31, 2012.

Agreement Reference Name	Number of Properties	Minimum Return/ Minimum Rent	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$67,656	11%	$677,948	10%
Marriott (No. 234)	68	101,837	15%	951,489	13%
Marriott (No. 5)	1	9,749	2%	90,078	1%
InterContinental	91	135,159	22%	1,362,904	19%
Sonesta No. 1	20	37,081	6%	491,638	7%
Sonesta No. 2	1	2,564	0%	31,424	0%
Hyatt	22	22,037	4%	301,942	4%
Wyndham	21	16,728	3%	235,442	3%
Carlson	11	12,920	2%	209,895	3%
Morgans	1	5,956	1%	120,000	2%
TA (No. 1)(2)	145	154,105	25%	1,951,806	27%
TA (No. 2)	40	57,720	9%	746,805	11%

Total	474	$623,512	100%	$7,171,371	100%

(1)
Represents historical cost of properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)
The minimum rent amount for the TA No. 1 lease includes approximately $5,126 of ground rent due to us from TA in 2013.

        Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott, with respect to the 68 hotels (Marriott No. 234) managed by Marriott is limited to $40,000 ($25,977 remaining at December 31, 2012) and expires on December 31, 2019. The guarantee provided by Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($17,143 remaining at December 31, 2012). The guarantee provided by Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($22,544 remaining at December 31, 2012). The guarantee provided by Wyndham with respect to the 21 hotels managed by Wyndham is limited to $29,000 ($21,550 remaining at December 31, 2012). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5) is unlimited and does not expire.

        Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2012, we hold security

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

9. Concentration (Continued)

deposits for our 91 hotels managed or leased by InterContinental ($26,466). The security deposit we held for our Marriott No. 234 agreement has been exhausted, but may be replenished in the future from available cash flow.

        Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $76,978 and $60,265 less than the minimum returns due to us for the years ended December 31, 2012 and 2011, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $46,386 and $58,772 in the years ended December 31, 2012 and 2011, respectively. We had $30,592 and $1,493 of shortfalls not funded by managers during the years ended December 31, 2012 and 2011, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

Significant Tenant

        TA is the lessee of 38% of our investments, at cost, as of December 31, 2012. See Note 8 for further information regarding our leases with TA.

10. Selected Quarterly Financial Data (Unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$301,420	$343,183	$330,068	$322,311
Net income	42,948	37,686	44,658	26,631
Net income available for common shareholders	28,816	26,964	29,480	18,534
Net income available for common shareholders per share	0.23	0.22	0.24	0.15
Distributions per common share(1)	0.45	0.45	0.45	0.47

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$281,984	$313,809	$318,689	$295,851
Net income	53,048	51,643	47,531	38,218
Net income available for common shareholders(1)	45,578	44,173	40,061	30,748
Net income available for common shareholders per share	0.37	0.36	0.32	0.25
Distributions per common share(2)	0.45	0.45	0.45	0.45

(1)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)
Amounts represent distributions paid in the periods shown.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

11. Segment Information

        We have two reportable business segments: hotel investments and travel center investments.

	For the Year Ended December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$980,732	$—	$—	$980,732
Rental income	87,456	208,560	—	296,016
Percentage rent	2,873	1,465	—	4,338
FF&E reserve income	15,896	—	—	15,896

Total revenues	1,086,957	210,025	—	1,296,982
Hotel operating expenses	700,939	—	—	700,939
Depreciation and amortization expense	173,308	87,523	—	260,831
General and administrative expense	—	—	44,032	44,032
Acquisition related costs	4,173	—	—	4,173
Loss on asset impairment	8,547	—	—	8,547

Total expenses	886,967	87,523	44,032	1,018,522
Operating income (loss)	199,990	122,502	(44,032)	278,460
Interest income	—	—	268	268
Interest expense	—	—	(136,111)	(136,111)
Gain on sale of real estate	10,602	—	—	10,602
Equity in earnings of an investee	—	—	316	316

Income (loss) before income taxes	210,592	122,502	(179,559)	153,535
Income tax expense	—	—	(1,612)	(1,612)

Net income (loss)	$210,592	$122,502	$(181,171)	$151,923

	As of December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,384,221	$2,209,970	$40,934	$5,635,125

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	For the Year Ended December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$889,120	$—	$—	$889,120
Rental income	101,198	201,505	—	302,703
Percentage rent	1,879	—	—	1,879
FF&E reserve income	16,631	—	—	16,631

Total revenues	1,008,828	201,505	—	1,210,333
Hotel operating expenses	596,616	—	—	596,616
Depreciation and amortization expense	146,567	81,775	—	228,342
General and administrative expense	—	—	40,963	40,963
Acquisition related costs	2,185	—	—	2,185
Loss on asset impairment	16,384	—	—	16,384

Total expenses	761,752	81,775	40,963	884,490
Operating income (loss)	247,076	119,730	(40,963)	325,843
Interest income	—	—	70	70
Interest expense	—	—	(134,110)	(134,110)
Equity in earnings of an investee	—	—	139	139

Income (loss) before income taxes	247,076	119,730	(174,864)	191,942
Income tax expense	—	—	(1,502)	(1,502)

Net income (loss)	$247,076	$119,730	$(176,366)	$190,440

	As of December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$2,905,065	$2,202,199	$26,309	$5,133,573

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

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

December 31, 2012

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities

        The table below presents certain of our assets carried at fair value at December 31, 2012, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Year Ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Total Gains (Losses), Net
Properties held for sale(1)	$—	$—	$(889)
Investment securities(2)	$11,938	$11,938	$—

(1)
We sold one Marriott hotel we held for sale at December 31, 2011 in July 2012. We removed 20 Marriott branded hotels with a carrying value of $104,585 we held for sale at December 31, 2011 from held for sale status in March 2012. As described in Note 5, we have agreed to retain 18 of these hotels in our Marriott No. 234 agreement and retained and rebranded the remaining two hotels to Sonesta brands and management. We recorded an $889 loss on asset impairment in the first quarter of 2012 in connection with our decision to remove these hotels from held for sale status.

(2)
Our investment securities, consisting of our 2,540,000 shares of TA, which are included in our other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these securities is $9,267. The unrealized gain for these securities as of December 31, 2012, is included in cumulative other comprehensive income in our Consolidated Balance Sheets.

        In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, unsecured term loan, senior notes and security deposits. At December 31, 2012 and December 31, 2011, the fair values of

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities (Continued)

these additional financial instruments were not materially different from their carrying values, except as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, due 2012 at 6.85%	$—	$—	$100,829	$105,407
Senior Notes, due 2013 at 6.75%	—	—	287,000	301,871
Senior Notes, due 2014 at 7.875%	300,000	333,360	300,000	333,887
Senior Notes, due 2015 at 5.125%	280,000	298,926	280,000	290,052
Senior Notes, due 2016 at 6.3%	275,000	306,078	275,000	291,572
Senior Notes, due 2017 at 5.625%	300,000	335,173	300,000	313,106
Senior Notes, due 2018 at 6.7%	350,000	417,293	350,000	386,942
Senior Notes, due 2022 at 5.0%	500,000	531,343	—	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	9,092	79,054	80,087
Unamortized discounts	(11,120)	—	(5,169)	—

Total financial liabilities	$2,002,358	$2,231,265	$1,966,714	$2,102,924

        We estimate the fair value of our indebtedness using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs).

13. Subsequent Events

        On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, SA, or NH Hoteles, under which we would loan NH Hoteles €170,000 secured by four hotels located in Spain (2 hotels), The Netherlands (1 hotel) and Belgium (1 hotel) and acquire five hotels located in Mexico (2 hotels), Colombia (1 hotel), Chile (1 hotel) and Uruguay (1 hotel) and form a joint venture with NH Hoteles to acquire a hotel in New York City with an aggregate investment for the acquisitions and joint venture interest of approximately $150,000. The letter of intent provides for an exclusive negotiating period. We may renovate the New York City hotel, which will then be branded jointly by NH Hoteles and Sonesta. We have not yet begun our diligence for this transaction and the final documentation of this transaction has not yet been agreed. Accordingly, we can provide no assurance that this transaction or any part of it will occur.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
145 TravelCenters of America	$586	$885	$237	$—	$—	$599	$1,109	$1,708
71 Courtyards	127	643	150	(8)	(10)	125	777	902
40 Petro Stopping Centers	229	401	93	—	—	241	482	723
61 Candlewood Hotels	73	383	64	(14)	(7)	71	428	499
35 Residence Inns	67	326	88	(3)	(3)	68	407	475
19 Staybridge Suites	54	211	14	—	—	51	228	279
4 Royal Sonesta	48	175	22	(16)	(9)	51	169	220
22 Hyatt Place	24	185	33	—	—	24	218	242
6 Crowne Plaza	36	141	36	—	—	34	179	213
15 Sonesta ES Suites	33	130	33	(35)	(29)	36	96	132
5 Wyndham	30	132	4	(26)	(8)	30	102	132
1 Clift Hotel	28	80	—	—	—	28	80	108
3 InterContinental	17	100	77	—	—	14	180	194
12 TownePlace Suites	17	78	7	(15)	(18)	17	52	69
5 Radisson	7	88	12	—	—	8	99	107
16 Hawthorn Suites	14	77	1	(33)	(18)	14	27	41
2 Marriott Full Service	10	69	46	—	—	10	115	125
2 Sonesta	18	55	9	(15)	(5)	18	44	62
5 Country Inn	6	58	6	—	—	6	64	70
2 SpringHill Suites	3	15	2	—	—	3	17	20
1 Park Plaza	1	9	—	—	—	1	9	10
2 Holiday Inn	3	2	17	—	—	5	17	22

	$1,431	$4,243	$951	$(165)	$(107)	$1,454	$4,899	$6,353

(1)
Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)
Excludes $546 of personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2012
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
145 TravelCenters of America	$(295)	1962 through 2005	2007	10 - 40 Years
71 Courtyards	(266)	1987 through 2000	1995 through 2003	10 - 40 Years
35 Residence Inns	(128)	1989 through 2002	1996 through 2005	10 - 40 Years
40 Petro Stopping Centers	(122)	1975 through 2005	2007	10 - 40 Years
61 Candlewood Hotels	(120)	1996 through 2000	1997 through 2003	10 - 40 Years
22 Hyatt Place	(81)	1992 through 2000	1997 through 2002	10 - 40 Years
19 Staybridge Suites	(65)	1989 through 2002	1996 through 2006	10 - 40 Years
3 InterContinental	(41)	1924 through 1989	2006	10 - 40 Years
5 Radisson	(41)	1987 through 1990	1996 through 1997	10 - 40 Years
6 Crowne Plaza	(35)	1971 through 1987	2006	10 - 40 Years
2 Marriott Full Service	(35)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Country Inn	(28)	1987 through 1997	1996 and 2005	10 - 40 Years
15 Sonesta ES Suites	(19)	1996 through 2000	2012	10 - 40 Years
4 Royal Sonesta	(16)	1971 through 1987	2012	10 - 40 Years
12 TownePlace Suites	(10)	1997 through 2000	1998 through 2001	10 - 40 Years
2 Sonesta	(6)	1924 through 1989	2012	10 - 40 Years
2 SpringHill Suites	(5)	1997 through 2000	2000 through 2001	10 - 40 Years
2 Holiday Inn	(4)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza	(4)	1987 through 1990	1996	10 - 40 Years
5 Wyndham Hotels and Resorts	(2)	1960 through 1987	2012	10 - 40 Years
16 Hawthorn Suites	(2)	1996 through 2000	2012	10 - 40 Years
1 Clift Hotel	—	1913	2012	10 - 40 Years

Total (489 properties)	$(1,325)

(1)
Excludes accumulated depreciation of $226 related to personal property classified on our consolidated balance sheet as furniture, fixtures and equipment.

 HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2011
(dollars in thousands)

(A)
The change in total cost of properties for the period from January 1, 2010 to December 31, 2012, is as follows:

	2012	2011	2010
Balance at beginning of year	$5,851,887	$5,845,794	$5,938,200
Additions: acquisitions and capital expenditures	563,793	145,948	81,786
Dispositions	(42,668)	(11,459)	(10,511)
Loss on asset impairment	(861)	(16,384)	(163,681)
Cost basis adjustment(1)	(19,863)	(112,012)	—

Balance at close of year	$6,352,288	$5,851,887	$5,845,794

(B)
The change in accumulated depreciation for the period from January 1, 2010 to December 31, 2012, is as follows:

	2012	2011	2010
Balance at beginning of year	$1,181,413	$1,133,924	$973,801
Additions: depreciation expense	182,782	164,706	170,634
Dispositions	(19,604)	(5,205)	(10,511)
Cost basis adjustment(1)	(19,863)	(112,012)	—

Balance at close of year	$1,324,728	$1,181,413	$1,133,924

(C)
The net tax basis for federal income tax purposes of our real estate properties was $3,875,275 on December 31, 2012.

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

Dated:    March 1, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray John G. Murray	President and Chief Operating Officer (Principal Executive Officer)	March 1, 2013
/s/ Mark L. Kleifges Mark L. Kleifges	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013
/s/ Bruce M. Gans, M.D. Bruce M. Gans, M.D.	Independent Trustee	March 1, 2013
/s/ John L. Harrington John L. Harrington	Independent Trustee	March 1, 2013
/s/ William A. Lamkin William A. Lamkin	Independent Trustee	March 1, 2013
/s/ Adam D. Portnoy Adam D. Portnoy	Managing Trustee	March 1, 2013
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Trustee	March 1, 2013