Form 10-K/A
period 2012-12-31
HOSPITALITY PROPERTIES TRUST
filed 2013-03-18
CIK 945394

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

Number of the registrant’s common shares outstanding as of February 26, 2013: 123,637,424.

In this Amendment No. 1 to Annual Report on Form 10-K, and unless the context otherwise requires, the terms “HPT,” “we,” “us” or “our” refer to Hospitality Properties Trust and its consolidated subsidiaries; and the term “TA” refers to TravelCenters of America LLC and its consolidated subsidiaries.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is to be incorporated herein by reference to our definitive Proxy Statement as filed with the SEC for the Annual Meeting of Shareholders to be held on May 15, 2013, or our definitive Proxy Statement.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Item 7 and Item 15 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the Annual Report, which was originally filed with the Securities and Exchange Commission, or the SEC, on March 1, 2013.

Item 7 of the Annual Report is amended and being filed in its entirety solely to include the rent coverage ratios for our two lease agreements with TA for the year ended December 31, 2012. Item 15 of the Annual Report is amended and being filed in its entirety solely to include in the notes to our consolidated financial statements, summary audited financial information for TA for the fiscal years ended December 31, 2012, 2011 and 2010, as reported by TA in its Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2012. The rent coverage ratios and summary audited financial information described above were not available when we originally filed our Annual Report.

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

Management Agreements and Leases

At December 31, 2012, we owned or leased 289 hotels operated under 10 operating agreements; 232 of these hotels were leased by us to our wholly owned TRSs and managed by hotel operating companies, one hotel was leased by one of our TRSs from a third party and managed by a hotel operating company and 56 were leased to third parties. As described above, our lease with Host for 53 hotels expired on December 31, 2012. As of January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing brand and hotel management agreement. At December 31, 2012, we also owned 185 travel centers that were leased to TA under two agreements. Our Consolidated Statements of Income and Comprehensive Income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table on pages 19 through 22 below.

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

The increase in hotel operating revenues in 2012 compared to 2011 was caused primarily by increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies, the conversion of 19 hotels from leased to managed properties in June 2011 and our 2012 hotel acquisitions. These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations or rebrandings during 2012 which resulted in lower occupancies. Additional revenue statistics of our hotels are included in the table on page 23.

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

The increase in hotel operating revenues in 2011 compared to 2010 was caused primarily by the increase in revenues at our managed hotels and the conversion of 18 hotels in January 2011 and 19 hotels in June 2011 from leased to managed properties. Revenues at most of our managed hotels increased from 2010 due to higher occupancy rates and increases in ADR. Additional revenue statistics of our hotels are included in the table on page 23.

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

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented on pages 19 through 22. During the year ended December 31, 2012, eight of our ten hotel operating agreements generated coverage of less than 1.0x (0.38x to 0.88x); our Sonesta No. 2 and Marriott No. 1 agreements generated coverage of 2.17x and 1.0x during the year ended December 31, 2012, respectively.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us. During the twelve months ended December 31, 2012, the operating results from our 185 properties in our two travel center leases each generated coverage of 1.69x.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or leaseholds might use to evaluate the contribution of those properties to their earnings before corporate level expenses.

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

•                  We lease the New Orleans Hotel, under our Sonesta No. 2 agreement, from a third party. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel, as defined, less capital expenditures made during the lease year. During the year ended December 31, 2012, we funded $3,620 of capital expenditures from hotel net profits. We currently expect to fund approximately $2,000 for capital expenditures during 2013 from this hotel’s net profits.

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

(1)                                 Holders of our convertible senior notes ($8,478 due in 2027) may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. The amounts in the table reflect these notes in the “3-5 years” category as we expect to be required by their holders to repurchase them on March 15, 2017.

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

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, SA, or NH Hoteles, under which we would loan NH Hoteles €170,000 secured by four hotels located in Spain (2 hotels), The Netherlands (1 hotel) and Belgium (1 hotel), acquire five hotels located in Mexico (2 hotels), Colombia (1 hotel), Chile (1 hotel) and Uruguay (1 hotel) and form a joint venture with NH Hoteles to acquire a hotel in New York City with an aggregate investment for the acquisitions and joint venture interest of approximately $150,000. The letter of intent provides for an exclusive negotiating period. For the joint venture interest, we would fund $80,000 to retire the ownership of NH Hoteles’s current partner and fund a major renovation of the hotel that would be owned by the joint venture and the hotel would be branded jointly by NH Hoteles and Sonesta. We have not yet begun our diligence for this transaction and the final documentation of this transaction has not yet been agreed. Accordingly, we can provide no assurance that this transaction or any part of it will occur and, because of the preliminary status of our understanding with NH Hoteles, we have not included this possible investment in the table above.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including: TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; we acquired two hotels from Sonesta and Sonesta manages these hotels and others for our TRSs; we have recently sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A, “Risk Factors.”

Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website at www.sec.gov.

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

					Rent / Return Coverage(3) Year Ended December 31,
Operating Agreement Reference Name	Number of Properties	Number of Rooms / Suites	Investment(1)	Annual Minimum Return / Rent(2)	2012	2011
Marriott (No. 1)(4)	53	7,610	$677,948	$67,656	1.00x	0.81x
Marriott (No. 234)(5)	68	9,145	951,489	101,837	0.88x	0.74x
Marriott (No. 5)(6)	1	356	90,078	9,749	0.40x	0.50x
Marriott Total	122	17,111	1,719,515	179,242	0.90x	0.76x
InterContinental(7)	91	13,517	1,362,904	135,159	0.82x	0.95x
Sonesta (No. 1)(8)	20	3,701	491,638	37,081	0.38x	0.83x
Sonesta (No. 2)(9)	1	483	31,424	2,564	2.17x	2.86x
Sonesta Total	21	4,184	523,062	39,645	0.50x	0.96x
Hyatt(10)	22	2,724	301,942	22,037	0.82x	0.81x
Wyndham(11)	21	3,400	235,442	16,728	0.40x	0.61x
Carlson(12)	11	2,096	209,895	12,920	0.76x	0.64x
Morgans(13)	1	372	120,000	5,956	0.77x	0.76x
Hotels Total	289	43,404	4,472,760	411,687	0.80x	0.82x
TA (no. 1)(14)	145	—	1,951,806	154,105	1.69x	1.69x
TA (no. 2)(15)	40	—	746,805	57,720	1.69x	1.63x
TA Total	185	—	2,698,611	211,825	1.69x	1.67x
Total	474	43,404	$7,171,371	$623,512	1.11x	1.12x

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

(4)                                 Our lease with a subsidiary of Host for 53 Courtyard by Marriott® branded hotels in 24 states expired on December 31, 2012 and we returned the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these 53 hotels to one of our TRSs and continued the existing combination management agreement with a subsidiary of Marriott, which expires in 2024 (Marriott has three renewal options for 12 years each for all, but not less than all, of the hotels).

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

(5)                                 We lease 68 of our Marriott branded hotels (1 full service Marriott®, 35 Residence Inn by Marriott®, 18 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 24 states to one of our TRSs. The hotels are managed by subsidiaries of Marriott under a combination management agreement which expires in 2025 (Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels).

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

(6)                                 We lease one Marriott® branded hotel in Kauai, HI to a subsidiary of Marriott under a lease that expires in 2019 (Marriott has four renewal options for 15 years each). This lease is guaranteed by Marriott and provides for increases in the annual minimum rent payable to us based on changes in the consumer price index.

(7)                                 We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 30 states in the U.S. and Ontario, Canada to one of our TRSs. These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement. One InterContinental® branded hotel in Puerto Rico is leased to a subsidiary of InterContinental. The management agreement and the lease expire in 2036 (InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels).

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

(8)                                 We lease 20 of our Sonesta branded hotels (three Royal Sonesta®, two Sonesta® and 15 Sonesta ES Suites® hotels) in 12 states to one of our TRSs. The hotels are managed by subsidiaries of Sonesta under a combination management agreement which expires in 2037 (Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels).

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

(9)                                 One of our TRSs leases the Royal Sonesta® New Orleans hotel from a third party under a lease that expires in 2024. The hotel is managed by a subsidiary of Sonesta under a management agreement that expires in 2024.

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

(10)                          We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030 (Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels).

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

(11)                          We lease our 21 Wyndham branded hotels (five Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2037 (Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels). We also lease 48 vacation units in one of the hotels to Wyndham Vacation Resorts, Inc. under a lease that expires in 2037 (Wyndham Vacation Resorts, Inc. has two renewal options for 15 years each for all, but not less than all, of the vacation units). The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum.

We originally held a guaranty of $29,000 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $14,500. As of December 31, 2012, the available Wyndham guaranty was $21,550. This guaranty expires in 2019.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed. Amounts reimbursed to Wyndham for guaranty advances replenish the amount of Wyndham’s guaranty available to us.

(12)                          We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs. The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030 (Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels).

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

(13)                          On December 19, 2012, we acquired the Clift Hotel, a full service hotel in San Francisco, CA. This hotel is leased to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease provides for annual initial rent to us of $5,956. On October 14, 2014, the rent due to us will be increased based on changes in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the lease would qualify as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent and recognize rental income on a cash basis in accordance with GAAP.

(14)                          We lease our 145 TA® branded travel centers in 39 states to a subsidiary of TA under a lease that expires in 2022 (TA has no renewal options). In addition to the payment of our minimum rent this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues). The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,126 of ground rent paid by TA for properties we lease and sublease to TA. This lease is guaranteed by TA.

(15)                          We lease our 40 Petro® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024 (TA has two renewal options for 15 years each for all, but not less than all, of the travel centers). In addition to the payment of our minimum rent this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues). We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. This lease is guaranteed by TA.

The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. All operating data presented are based upon the operating results provided by our managers and tenants for the indicated periods. We have not independently verified our managers’ or tenants’ operating data.

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

Impact of Inflation

Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues should increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers’ or tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

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
3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)

3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)
3.3	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2007.)
3.4	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007.)
3.5	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.6	Amended and Restated Bylaws of the Company adopted August 6, 2012. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
4.2	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
4.4

Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.5

Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company’s 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005.)

4.6

Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company’s 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)

4.7

Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007.)

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

4.11

Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.12

Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2007.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
10.1

Amended and Restated Business Management Agreement, dated as of December 10, 2012, by and between the Company, Reit Management & Research LLC and, solely with respect to Section 16 thereof, Barry M. Portnoy, Gerard M. Martin and Adam D. Portnoy. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 10, 2012.)

10.2

Amended and Restated Property Management Agreement, dated as of January 13, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2010.)

10.3

First Amendment to Amended and Restated Property Management Agreement, dated as of December 16, 2010, between Reit Management & Research LLC and the Company. (+) (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.)

10.4

Second Amendment to Amended and Restated Property Management Agreement, dated as of December 10, 2012, among Reit Management & Research LLC and the Company, on behalf of itself and certain of its subsidiaries. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 10, 2012.)

10.5	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)
10.6	The Company’s 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)
10.7

Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

10.8	The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
10.9	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 21, 2010.)
10.10	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)
10.11	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.12	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)
10.13

Credit Agreement, dated as of September 8, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 8, 2011.)

10.14

Term Loan Agreement, dated as of March 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2012.)

10.15

Purchase Agreement, dated November 2, 2011, among Property Acquisition Corp. (subsequently known as Sonesta Acquisition Corp., now known as Sonesta International Hotels Corporation), PAC Merger Corp., and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 2, 2011.)

10.16

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.17

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.18

Pooling Agreement, dated April 23, 2012, as updated through August 6, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.19

Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2012.)

10.20

Management Agreement, dated as of January 31, 2012, between Sonesta International Hotels Corporation and Royal Sonesta, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2012.)

10.21

First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

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

10.25

First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 12, 2008.)

10.26

Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.27

Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 29, 2007.)

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

10.31

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.32

Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011.)

10.33

Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.34

Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPTMI Properties Trust and other parties referencing T-234 Initial Exit Hotels. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012.)

10.35

Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012.)

10.36

Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011.)

10.37

Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Schaumberg Suites LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.38

Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Auburn Hills Suites LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
21.1	Subsidiaries of the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
31.2	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
31.3	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
31.4	Rule 13a-14(a) Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
31.5	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)
31.6	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)
31.7	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)
31.8	Rule 13a-14(a) Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Filed herewith.)

32.1	Section 1350 Certification. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.) (Furnished therewith.)
32.2	Section 1350 Certification with respect to Amendment No. 1 to Annual Report on Form 10-K/A. (Furnished herewith.)
101.1

The following materials from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)        Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 1, 2013, except for Note 9, as to which the date is March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Hospitality Properties Trust and our report dated March 1, 2013 (except for Note 9, as to which the date is March 18, 2013) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 1, 2013

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	As of December 31,
	2012	2011
ASSETS
Real estate properties, at cost:
Land	$1,453,399	$1,360,773
Buildings, improvements and equipment	5,445,710	4,879,908
	6,899,109	6,240,681
Accumulated depreciation	(1,551,160)	(1,367,868)
	5,347,949	4,872,813
Properties held for sale	—	18,440
Cash and cash equivalents	20,049	8,303
Restricted cash (FF&E reserve escrow)	40,744	50,196
Other assets, net	226,383	183,821
	$5,635,125	$5,133,573
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$320,000	$149,000
Unsecured term loan	400,000	—
Senior notes, net of discounts	1,993,880	1,887,891
Convertible senior notes, net of discount	8,478	78,823
Security deposits	26,577	106,422
Accounts payable and other liabilities	132,032	103,668
Due to related persons	13,696	3,713
Dividends payable	6,664	4,754
Total liabilities	2,901,327	2,334,271
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series B preferred shares; 8 7/8% cumulative redeemable; zero and 3,450,000 shares issued and outstanding, aggregate liquidation preference zero and $86,250, respectively	—	83,306
Series C preferred shares; 7% cumulative redeemable; 6,700,000 and 12,700,000 shares issued and outstanding, aggregate liquidation preference $167,500 and $317,500, respectively	161,873	306,833
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 and zero shares issued and outstanding, respectively aggregate liquidation preference $290,000 and zero, respectively	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 123,637,424 and 123,521,535 issued and outstanding, respectively	1,236	1,235
Additional paid in capital	3,458,144	3,463,534
Cumulative net income	2,384,876	2,232,953
Cumulative other comprehensive income	2,770	1,605
Cumulative preferred distributions	(253,426)	(213,281)
Cumulative common distributions	(3,301,782)	(3,076,883)
Total shareholders’ equity	2,733,798	2,799,302
	$5,635,125	$5,133,573

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Hotel operating revenues	$980,732	$889,120	$736,363
Rental income:
Minimum rent	296,016	302,703	325,321
Percentage rent	4,338	1,879	1,450
	300,354	304,582	326,771
FF&E reserve income	15,896	16,631	22,354
Total revenues	1,296,982	1,210,333	1,085,488
Expenses:
Hotel operating expenses	700,939	596,616	477,595
Depreciation and amortization	260,831	228,342	238,089
General and administrative	44,032	40,963	38,961
Acquisition related costs	4,173	2,185	—
Loss on asset impairment	8,547	16,384	163,681
Total expenses	1,018,522	884,490	918,326
Operating income	278,460	325,843	167,162
Interest income	268	70	260
Interest expense (including amortization of deferred financing costs and debt discounts of $6,179, $6,305 and $7,123, respectively)	(136,111)	(134,110)	(138,712)
Gain on sale of real estate	10,602	—	—
Gain on extinguishment of debt	—	—	(6,720)
Equity in earnings (losses) of an investee	316	139	(1)
Income before income taxes	153,535	191,942	21,989
Income tax expense	(1,612)	(1,502)	(638)
Net income	151,923	190,440	21,351
Excess of liquidation preference over carrying value of of preferred shares redeemed	(7,984)	—	—
Preferred distributions	(40,145)	(29,880)	(29,880)
Net income (loss) available for common shareholders	$103,794	$160,560	$(8,529)
Net income	151,923	190,440	21,351
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	1,143	(701)	(1,001)
Equity interest in investee’s unrealized gains	22	75	2
Other comprehensive income (loss)	1,165	(626)	(999)
Comprehensive income	153,088	189,814	20,352
Weighted average common shares outstanding	123,574	123,470	123,403
Basic and diluted net income (loss) available for common shareholders per common share	$0.84	$1.30	$(0.07)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares							Common Shares
	Series B		Series C		Series D
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Total
Balance at December 31, 2009	3,450,000	$83,306	12,700,000	$306,833	—	$—	$(153,521)	123,380,335	$1,234	$(2,632,522)	$3,462,209	$2,021,162	$3,230	$3,091,931
Net income	—	—	—	—	—	—	—	—	—	—	—	21,351	—	21,351
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	—	—	(999)	(999)
Common share grants	—	—	—	—	—	—	—	63,900	—	—	1,018	—	—	1,018
Repurchase of convertible senior notes	—	—	—	—	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Distributions	—	—	—	—	—	—	(29,880)	—	—	(222,122)	—	—	—	(252,002)
Balance at December 31, 2010	3,450,000	83,306	12,700,000	306,833	—	—	(183,401)	123,444,235	1,234	(2,854,644)	3,462,169	2,042,513	2,231	2,860,241
Net income	—	—	—	—	—	—	—	—	—	—	—	190,440	—	190,440
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Common share grants	—	—	—	—	—	—	—	77,300	1	—	1,365	—	—	1,366
Distributions	—	—	—	—	—	—	(29,880)	—	—	(222,239)	—	—	—	(252,119)
Balance at December 31, 2011	3,450,000	83,306	12,700,000	306,833	—	—	(213,281)	123,521,535	1,235	(3,076,883)	3,463,534	2,232,953	1,605	2,799,302
Net income	—	—	—	—	—	—	—	—	—	—	—	151,923	—	151,923
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	1,165	1,165
Issuance of shares, net	—	—	—	—	11,600,000	280,107	—	—	—	—	—	—	—	280,107
Redemption of shares, net	(3,450,000)	(83,306)	(6,000,000)	(144,960)	—	—	—	—	—	—	—	—	—	(228,266)
Common share grants	—	—	—	—	—	—	—	115,889	1	—	2,594	—	—	2,595
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	—	—	—	(7,984)	—	—	(7,984)
Distributions	—	—	—	—	—	—	(40,145)	—	—	(224,899)	—	—	—	(265,044)
Balance at December 31, 2012	—	$—	6,700,000	$161,873	11,600,000	$280,107	$(253,426)	123,637,424	$1,236	$(3,301,782)	$3,458,144	$2,384,876	$2,770	$2,733,798

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$151,923	$190,440	$21,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	260,831	228,342	238,089
Amortization of deferred financing costs and debt discounts as interest	6,179	6,305	7,123
Straight line rental income	(252)	(4,807)	—
Security deposits applied to payment shortfalls	(29,354)	(36,444)	(28,508)
FF&E reserve income and deposits	(21,672)	(47,485)	(58,944)
Loss on extinguishment of debt	—	—	6,720
Loss on asset impairment	8,547	16,384	163,681
Equity in (earnings) losses of an investee	(316)	(139)	1
Gain on sale of real estate	(10,602)	—	—
Other non-cash (income) expense, net	(1,455)	(1,340)	(2,587)
Changes in assets and liabilities:
Increase in other assets	(23,356)	(2,890)	(1,111)
Increase (decrease) in accounts payable and other liabilities	17,918	6,696	(4,424)
Increase in due to related persons	5,517	40	53
Cash provided by operating activities	363,908	355,102	341,444
Cash flows from investing activities:
Real estate acquisitions	(355,500)	—	—
Real estate improvements	(275,440)	(69,345)	(7,091)
FF&E reserve fundings	(81,644)	(63,177)	(97,816)
Net proceeds from sale of real estate	34,204	6,905	—
Investment in TravelCenters of America common shares	—	(5,690)	—
Investment in Affiliates Insurance Company	—	—	(76)
Increase (decrease) in security deposits	(50,540)	37,000	(17,220)
Cash used in investing activities	(728,920)	(94,307)	(122,203)
Cash flows from financing activities:
Proceeds from issuance of preferred shares, net	280,107	—	—
Proceeds from unsecured term loan	400,000	—
Proceeds from issuance of senior notes, net of discount	491,975	—	—
Redemption of preferred shares	(236,250)	—
Repurchase of convertible senior notes	(70,576)	—	(185,626)
Repayment of senior notes	(387,829)	—	(50,000)
Repayment of mortgage note	—	(3,383)	—
Borrowings under unsecured revolving credit facility	698,000	276,000	298,000
Repayments of unsecured revolving credit facility	(527,000)	(271,000)	(154,000)
Deferred financing costs	(6,625)	(6,872)	(1,130)
Distributions to preferred shareholders	(40,145)	(29,880)	(29,880)
Distributions to common shareholders	(224,899)	(222,239)	(222,122)
Cash provided by (used in) financing activities	376,758	(257,374)	(344,758)
Increase (decrease) in cash and cash equivalents	11,746	3,421	(125,517)
Cash and cash equivalents at beginning of year	8,303	4,882	130,399
Cash and cash equivalents at end of year	$20,049	$8,303	$4,882
Supplemental cash flow information:
Cash paid for interest	$131,249	$127,131	$135,929
Cash paid for income taxes	1,535	1,354	1,553
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$23,364	$50,834	$60,631
Property managers’ purchases with FF&E reserve	(119,460)	(144,436)	(102,909)
Non-cash financing activities:
Issuance of common shares	$2,595	$1,366	$1,018

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

3. Shareholders’ Equity

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

As of January 1, 2013, 285 of our hotels are leased to our TRSs and managed by an independent hotel operating company, one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and three hotels are leased to third parties. As of January 1, 2013, our hotel properties are managed by or leased to separate subsidiaries of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under 10 agreements. Such hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 91 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Most of these agreements generally require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flow after payment of operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of security deposits or guarantees. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.

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

We lease the New Orleans Hotel from a third party. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year. The management agreement for our New Orleans Hotel, which we refer to as our Sonesta No. 2 agreement, provides that we are paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense. We currently expect to fund approximately $2,000 during 2013 from this hotel’s net profits.

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

Wyndham agreement.  As described above, on May 21, 2012, we entered an agreement to rebrand 20 of our hotels which were managed by InterContinental to brands owned by Wyndham, which conversion occurred on August 1, 2012. All 20 hotels are being managed by Wyndham under a long term management contract with an initial term of 25 years and two renewal terms of 15 years each. Our initial annual minimum return under our Wyndham agreement for these 20 hotels was $9,240, and such payment is partially guaranteed by Wyndham. We plan to convert the hotels to the “Wyndham Hotels and Resorts” (four hotels) and “Hawthorn Suites by Wyndham” (16 hotels) brands.

On November 1, 2012, we acquired the Hotel 71, a full service hotel in Chicago, IL for $85,000, excluding closing costs, and added it to our Wyndham agreement. We plan to convert this hotel to the “Wyndham Grand Chicago Riverfront” hotel. Upon completion of a planned renovation, the property will consist of 348 hotel rooms managed by Wyndham and 48 vacation club units leased to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham Worldwide Corporation, or Wyndham Vacation. Our annual minimum returns under the Wyndham agreement increased by $5,800 and the limited guaranty provided by Wyndham increased by $9,000 upon closing of this hotel acquisition (and increased the annual payment limit to $14,500). The lease with Wyndham Vacation Resorts, Inc. provides for annual initial rent to us of $1,000 increasing 3% per annum.

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

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR’s costs of providing this internal audit function was approximately $193, $240 and $213 for 2012, 2011 and 2010, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

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

Both our business management agreement with RMR and our property management agreement with RMR automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days’ prior written notice, and RMR may also terminate the property management agreement upon five business days’ notice if we undergo a change of control, as defined in the property management agreement. On December 10, 2012, we entered amendments to these agreements, which extended the term of the business management agreement until December 31, 2013, clarified certain currently existing policies in the business management agreement, including providing that investments made by us from furniture, fixtures and equipment escrows or reserves (or implied reserves) that do not result in increases in the minimum returns or minimum rents for us would not be included in the determination of fees payable by us to RMR under the business management agreement, and changed certain procedures for the arbitration of disputes pursuant to these agreements.

Under our business management agreement with RMR, we acknowledge that RMR also provides services to other companies, including TA and Sonesta, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR and that, in the event of conflict between us and any such other company, RMR shall in its discretion determine on which party’s behalf it shall act.

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

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder. TA was created as a separate public company in 2007 as a result of its spin off from us. As of December 31, 2012, we owned 2,540,000 common shares (which includes the 1,000,000 TA common shares we purchased from the underwriters as part of a public offering by TA in May 2011 for $5,690), representing approximately 8.6% of TA’s outstanding common shares. Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA. Mr. Thomas O’Brien, an officer of RMR and a former officer of us prior to the TA spin off, is President and Chief Executive Officer and the other managing director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an independent director of TA.

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

Both the TA No. 1 and TA No. 2 leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. TA also is required to generally indemnify us for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. The TA No. 1 lease and the TA No. 2 lease also include arbitration provisions for the resolution of disputes.

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

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in TA’s minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by us multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us. In 2012 and 2011, we funded $76,754 and $69,122, respectively, for capital improvements to TA under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $6,524 and $5,875, respectively ($4,656 and, 4,184 respectively, for the TA No. 1 lease and $1,868 and $1,691, respectively, for the TA No. 2 lease). TA made no request for funds under this provision in 2010.

At the time of TA’s spin off from us, our acquisitions and transactions with TA in connection with the TA No. 2 lease and an equity offering completed by TA in June 2007, we and TA believed that TA was adequately capitalized to meet all of its obligations, including those owed to us. Thereafter, however, there were material changes in the market conditions in which TA operates. Specifically, the increase during the first half of 2008 in the price of diesel fuel that TA buys and sells at its travel centers and the slowing of the U.S. economy during 2008 both adversely affected the volume of TA’s business and increased its working capital requirements. Although TA undertook a restructuring of its business to adjust to these changed market conditions, TA’s balance sheet flexibility and liquidity remained a concern to us because of the impact the then weakening economy and fuel price volatility might have on TA’s working capital requirements. Accordingly, on August 11, 2008, we and TA entered a rent deferral agreement. Under the terms of this rent deferral agreement, TA had the option to defer its monthly rent payments to us by up to $5,000 per month for periods beginning July 1, 2008 until December 31, 2010, and TA was not obligated to pay cash interest on the deferred rent through December 31, 2009. Also pursuant to the deferral agreement, TA issued 1,540,000 of its common shares to us (approximately 9.6% of TA’s shares then outstanding immediately after this new issuance). Under the terms of this agreement, interest began to accrue on January 1, 2010 on all unpaid deferred rent at a rate of 1% per month and was payable monthly in arrears by TA to us. During 2010, we received and recorded $14,100 of income for interest on the deferred rent amounts, which was recorded as rental income in our consolidated statements of income in accordance with GAAP. No additional rent deferrals were permitted for rent periods after December 31, 2010. Any deferred rent (and interest thereon) not previously paid was contractually due to us on July 1, 2011. This deferral agreement also included a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and provided that all deferred rent and interest thereon would become immediately due and payable by TA to us if certain events provided in that agreement occurred, including a change of control of TA (as defined in the agreement) while deferred rent was unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to its common shares issued to us pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease. TA accrued $60,000 of deferred rent in 2010 under the rent deferral agreement with us dated August 11, 2008. We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future payments of these amounts by TA. As of December 31, 2010, TA had accrued an aggregate of $150,000 of deferred rent payable to us.

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

Pursuant to the Merger Agreement, on January 31, 2012, Merger Sub merged with and into SNSTA. Pursuant to the Purchase Agreement, we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement. The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

(dollars in thousands, except per share data)

Hotel, or the Cambridge Loan. We prepaid the Cambridge Loan, which had an outstanding principal balance of approximately $31,035 and unwound a related interest rate hedge agreement for $2,525 on January 31, 2012. The terms of the Purchase Agreement required that, at the effective time of the Merger, Sonesta was capitalized with $25,000, at least half of which was represented by cash consideration for shares of Sonesta common stock; and Sonesta’s stockholders provided this $25,000 capitalization, including equity funding of $12,500 to facilitate the Merger.

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

Simultaneously with the consummation of the Purchase Agreement on January 31, 2012, we entered hotel management agreements with Sonesta that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. The management agreement for the Cambridge Hotel provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement for the Cambridge Hotel, if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so. We are to be paid an additional amount based upon the hotel’s operating profit, as defined in the management agreement for the Cambridge Hotel, after payment of Sonesta’s incentive fee, if applicable. After payment of specified hotel operating expenses from the hotel’s gross revenues, Sonesta is entitled to receive a base management fee equal to 3% of gross revenues. Additionally, under the management agreement for the Cambridge Hotel, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreement for the Cambridge Hotel, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs and an incentive fee equal to 20% of the hotel’s operating profit after reimbursement to us and to Sonesta of certain advances, and payment to us of our minimum returns. The annual rent payable by us under the lease for the New Orleans Hotel is calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year. The management agreement for the New Orleans Hotel, which we refer to as our Sonesta No. 2 agreement, provides that we are paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense.

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

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, under which we would loan NH Hoteles €170,000 secured by four hotels and acquire five hotels and form a joint venture with NH Hoteles to acquire a hotel in New York City with an aggregate investment for the acquisitions and joint venture interest of approximately $150,000. The letter of intent provides for an exclusive negotiating period. For the joint venture interest, we would fund $80,000 to retire the ownership of NH Hoteles’s current partner and fund a major renovation of the hotel that would be owned by the joint venture and the hotel would be branded jointly by NH Hoteles and Sonesta. If this transaction occurs, we expect that our approval of any branding and management agreement with Sonesta which affects this hotel will be subject to the approval of our Independent Trustees. The consummation of this transaction is subject to numerous conditions and contingencies which may not be satisfied and, as a result of these conditions or contingencies, this transaction may be changed, the amount of our investment may change or this transaction may not occur. For further information regarding this and other possible transactions related to this possible joint venture, please see Note 13.

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

In connection with a shareholder derivative litigation on behalf of TA against members of TA’s board of directors, us and RMR that TA settled in 2011, TA paid $119 to us and $51 to RMR in 2011 pursuant to TA’s indemnity obligations under its limited liability company agreement and its agreements with us and RMR.

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

Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2012, we hold security deposits for our 91 hotels managed or leased by InterContinental ($26,466). The security deposit we held for our Marriott No. 234 agreement has been exhausted, but may be replenished in the future from available cash flow.

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

Significant Tenant

TA is the lessee of 38% of our investments, at cost, as of December 31, 2012.    See Note 8 for further information regarding our leases with TA.  The following table presents summary audited financial information for TA for the years ended December 31, 2012, 2011 and 2010, as reported by TA in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

(dollars in thousands, except per share data)

	For the Year Ended December 31,
Operations	2012	2011	2010

Total revenues	$7,995,724	$7,888,857	$5,962,481
Total cost of goods sold	6,909,724	6,850,039	5,019,630
Net income (loss)	32,198	23,574	(66,690)

Cash Flows
Net cash provided by operating activities	83,072	30,141	30,893
Net cash used in investing activities	(172,474)	(86,798)	59,544
Net cash provided by (used in) financing activities	6,322	49,547	(1,628)
Net decrease in cash	(83,066)	(7,141)	(30,236)
Cash and cash equivalents at the beginning of the period	118,255	125,396	155,632
Cash and cash equivalents at the end of the period	35,189	118,255	125,396

	As of December 31,
Financial Position	2012	2011	2010

Current assets	$393,488	$484,250	$407,426
Noncurrent assets	624,793	532,281	483,666
Current liabilities	283,127	289,566	239,055
Noncurrent liabilities	381,720	408,364	412,521
Total shareholders’ equity	353,434	318,601	239,516

The summary financial information of TA is presented to comply with applicable accounting regulations of the SEC.  References in our financial statements to TA’s Annual Report are included to show the source of the information only, and the other information in TA’s Annual Report is not incorporated by reference into these financial statements.

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

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, unsecured term loan, senior notes and security deposits. At December 31, 2012 and December 31, 2011, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

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

Dated:  March 18, 2013