Form 10-Q
period 2013-03-31
HOSPITALITY PROPERTIES TRUST
filed 2013-05-08
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 7, 2013: 139,737,424

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2013

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part 1    Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS

Real estate properties, at cost:
Land	$1,453,390	$1,453,399
Buildings, improvements and equipment	5,498,521	5,445,710
	6,951,911	6,899,109
Accumulated depreciation	(1,601,342)	(1,551,160)
	5,350,569	5,347,949
Cash and cash equivalents	18,043	20,049
Restricted cash (FF&E reserve escrow)	37,930	40,744
Other assets, net	252,688	226,383
	$5,659,230	$5,635,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$10,000	$320,000
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	1,994,372	1,993,880
Convertible senior notes, net of discount	8,478	8,478
Security deposits	20,660	26,577
Accounts payable and other liabilities	106,776	132,032
Due to related persons	11,297	13,696
Dividends payable	6,664	6,664
Total liabilities	2,558,247	2,901,327

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series C preferred shares; 7% cumulative redeemable; 6,700,000 shares issued and outstanding aggregate liquidation preference $167,500	161,873	161,873
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding aggregate liquidation preference $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 139,737,424 and 123,637,424 shares issued and outstanding, respectively	1,397	1,236
Additional paid in capital	3,851,456	3,458,144
Cumulative net income	2,412,382	2,384,876
Cumulative other comprehensive income	15,183	2,770
Cumulative preferred distributions	(261,523)	(253,426)
Cumulative common distributions	(3,359,892)	(3,301,782)
Total shareholders’ equity	3,100,983	2,733,798
	$5,659,230	$5,635,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Hotel operating revenues	$291,651	$224,985
Rental income	62,212	73,260
FF&E reserve income	603	3,175
Total revenues	354,466	301,420

Expenses:
Hotel operating expenses	206,649	150,021
Depreciation and amortization	72,280	61,363
General and administrative	12,144	10,522
Acquisition related costs	276	1,060
Loss on asset impairment	—	889
Total expenses	291,349	223,855

Operating income	63,117	77,565

Interest income	19	66
Interest expense (including amortization of deferred financing costs and debt discounts of $1,512 and $1,578, respectively)	(35,188)	(34,092)
Equity in earnings of an investee	76	45
Income before income taxes	28,024	43,584
Income tax expense	(518)	(636)

Net income	27,506	42,948
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(2,944)
Preferred distributions	(8,097)	(11,188)

Net income available for common shareholders	$19,409	$28,816

Net income	$27,506	$42,948
Other comprehensive income (loss):
Unrealized gain on TravelCenters of America common shares	12,420	5,308
Equity interest in investee’s unrealized losses	(8)	(1)
Other comprehensive income	12,412	5,307

Comprehensive income	$39,918	$48,255

Weighted average common shares outstanding	125,426	123,523

Basic and diluted net income available for common shareholders per common share	$0.15	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$27,506	$42,948
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,280	61,363
Amortization of deferred financing costs and debt discounts as interest	1,512	1,578
Straight line rental income	(62)	(354)
Security deposits applied to payment shortfalls	(5,917)	(16,250)
FF&E reserve income and deposits	(6,845)	(7,865)
Loss on asset impairment	—	889
Equity in earnings of an investee	(76)	(45)
Other non-cash (income) expense, net	(1,100)	170
Changes in assets and liabilities:
Increase in other assets	(14,923)	(7,841)
Decrease in accounts payable and other liabilities	(24,146)	(13,010)
Decrease in due to related persons	(3,026)	(545)
Cash provided by operating activities	45,203	61,038

Cash flows from investing activities:
Real estate acquisitions	—	(150,500)
Real estate improvements	(49,364)	(50,205)
FF&E reserve fundings	(15,111)	(25,502)
Cash used in investing activities	(64,475)	(226,207)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	393,473	—
Proceeds from issuance of preferred shares, net	—	280,108
Proceeds from unsecured term loan	—	400,000
Redemption of preferred shares	—	(86,250)
Repurchase of convertible senior notes	—	(70,576)
Borrowings under revolving credit facility	95,000	378,000
Repayments of revolving credit facility	(405,000)	(527,000)
Deferred financing costs	—	(2,432)
Distributions to preferred shareholders	(8,097)	(11,188)
Distributions to common shareholders	(58,110)	(55,585)
Cash provided by financing activities	17,266	305,077
Increase (decrease) in cash and cash equivalents	(2,006)	139,908
Cash and cash equivalents at beginning of period	20,049	8,303
Cash and cash equivalents at end of period	$18,043	$148,211

Supplemental cash flow information:
Cash paid for interest	$55,064	$54,938
Cash paid for income taxes	132	140
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$5,891	$7,133
Property managers’ purchases with FF&E reserve	(23,816)	(28,187)
Non-cash financing activities:
Issuance of common shares	$—	$878

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, or our 2012 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All material intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $50,119 as of March 31, 2013 and consist primarily of an acquired leasehold interest in a hotel and related leasehold improvements and working capital advances to certain of our hotel managers.  These assets can be used to settle obligations of both us and our TRSs.  The liabilities of our TRSs were $7,396 as of March 31, 2013 and consist primarily of deferred income tax liabilities and amounts payable to certain of our hotel managers.  Creditors have recourse to both us and our TRSs for these liabilities.

Note 2.  New Accounting Pronouncements

In January 2013, we adopted FASB Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The update is effective for interim and annual reporting periods beginning after September 15, 2012 with early adoption permitted. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

In January 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income, or AOCI. Companies are also required to present details of reclassifications in the disclosure of change in AOCI balances. The update is effective for interim and annual reporting periods beginning after December 15, 2012 with early adoption permitted. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three months ended March 31, 2013 and 2012.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent.  Rental income includes $62 and $354 for the three months ended March 31, 2013 and 2012, respectively, of adjustments necessary to record rent on the straight line basis.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $610 and $1,309 for the three months ended March 31, 2013 and 2012, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of common shares outstanding during the period. We had no dilutive common share equivalents at March 31, 2013 or 2012.

Note 5.  Shareholders’ Equity

Distributions

On January 15, 2013, we paid a $0.4453 per share distribution to our Series D preferred shareholders with respect to the period ended January 14, 2013.  On March 4, 2013, we declared a $0.4453 per share distribution to our Series D preferred shareholder of record on March 28, 2013, with respect to the period ended April 14, 2013. We paid this amount on April 15, 2013.

On February 15, 2013, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2013.  On April 1, 2013, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 30, 2013, with respect to the period ended May 14, 2013. We expect to pay this amount on or about May 15, 2013.

On February 22, 2013, we paid a $0.47 per share distribution to our common shareholders.  On April 10, 2013, we declared a $0.47 per share distribution to our common shareholders of record on April 26, 2013. We expect to pay this amount on or about May 24, 2013.

Common Share Issuances

On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering. We used the net proceeds from this sale (approximately $393,473 after underwriting discounts and other offering expenses) to repay amounts outstanding under our unsecured revolving credit facility and for general business purposes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Other Comprehensive Income

Other comprehensive income represents the unrealized gain on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 11 for further information regarding these investments.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date by one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium of 130 basis points. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.51%, and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.51% and 1.59% for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had $10,000 outstanding and $740,000 available under our revolving credit facility.

We have a $400,000 unsecured term loan.  Our term loan matures on March 13, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $500,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 145 basis points as of March 31, 2013. As of March 31, 2013, the interest rate for the amount outstanding under our term loan was 1.66% and the weighted average interest rate for the amount outstanding under our term loan was 1.66% for the three months ended March 31, 2013 and 1.70% for the period March 12, 2012 to March 31, 2012.

Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with Reit Management & Research LLC, or RMR.  Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at March 31, 2013.

Note 7.  Real Estate Properties

At March 31, 2013, we owned 473 properties consisting of 288 hotels and 185 travel centers that were operated under eleven management agreements or leases and leased one hotel, which is operated under a separate management agreement.

During the three months ended March 31, 2013, we funded $64,475 of improvements to certain of our properties that pursuant to the terms of our management agreements and leases with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $5,287.

In January 2013, we entered an agreement to acquire a 426 room full service hotel located in the Atlanta, GA metropolitan market for a contract purchase price of $29,700, excluding closing costs. We plan to convert this hotel as the Sonesta Gwinnett Place and add it to our Sonesta No. 1 agreement (see Notes 11 and 12 for more information regarding the Sonesta No. 1 agreement). We currently expect to acquire this hotel on or about May 17, 2013; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property on that date or at all.

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, S.A., or NH Hoteles, under which we would loan NH Hoteles 170 million euros secured by four hotels located in Europe, acquire for $70,000 five

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

hotels located in Latin America and form a joint venture with NH Hoteles to acquire and renovate a hotel in New York City with an aggregate investment of up to $80,000.  On April 24, 2013, NH Hoteles notified us that it was unable to obtain the necessary bank approvals to allow it to complete the transaction as outlined in the letter of intent.  We have entered into discussions with NH Hoteles about possible modifications or alternatives to the proposed transaction originally announced, but at this time, the outcome of any such discussions is uncertain and no transaction may occur.

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three months ended March 31, 2013, we recognized a current income tax expense of $730, which includes $350 of federal taxes, $31 of foreign taxes and $349 of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three months ended March 31, 2013, we recognized a deferred tax benefit of $212 related to book/tax basis differences at certain of our hotels and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended March 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$291,651	$—	$—	$291,651
Rental income	8,688	53,524	—	62,212
FF&E reserve income	603	—	—	603
Total revenues	300,942	53,524	—	354,466

Hotel operating expenses	206,649	—	—	206,649
Depreciation and amortization	48,677	23,603	—	72,280
General and administrative	—	—	12,144	12,144
Acquisition related costs	276	—	—	276
Loss on asset impairment	—	—	—	—
Total expenses	255,602	23,603	12,144	291,349

Operating income (loss)	45,340	29,921	(12,144)	63,117

Interest income	—	—	19	19
Interest expense	—	—	(35,188)	(35,188)
Equity in earnings of an investee	—	—	76	76
Income (loss) before income taxes	45,340	29,921	(47,237)	28,024
Income tax expense	—	—	(518)	(518)

Net income (loss)	$45,340	$29,921	$(47,755)	$27,506

	As of March 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,398,033	$2,222,853	$38,344	$5,659,230

	For the Three Months Ended March 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$224,985	$—	$—	$224,985
Rental income	21,942	51,318	—	73,260
FF&E reserve income	3,175	—	—	3,175
Total revenues	250,102	51,318	—	301,420

Hotel operating expenses	150,021	—	—	150,021
Depreciation and amortization	39,958	21,405	—	61,363
General and administrative	—	—	10,522	10,522
Acquisition related costs	1,060	—	—	1,060
Loss on asset impairment	889	—	—	889
Total expenses	191,928	21,405	10,522	223,855

Operating income (loss)	58,174	29,913	(10,522)	77,565

Interest income	—	—	66	66
Interest expense	—	—	(34,092)	(34,092)
Equity in earnings of an investee	—	—	45	45
Income (loss) before income taxes	58,174	29,913	(44,503)	43,584
Income tax expense	—	—	(636)	(636)

Net income (loss)	$58,174	$29,913	$(45,139)	$42,948

	As of December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,384,221	$2,209,970	$40,934	$5,635,125

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Significant Tenant

TA is the lessee of 38% of our real estate properties, at cost, as of March 31, 2013.  The following table presents summary financial information for TA for the three months ended March 31, 2013, as reported in its Quarterly Report on Form 10-Q, or TA’s Quarterly Report:

	For the Three Months Ended
	March 31,
	2013	2012
Operations
Total revenues	$1,957,351	$1,994,869
Total cost of goods sold	1,693,544	1,751,517
Net loss	(12,139)	(14,185)

Cash Flows
Net cash provided by operating activities	15,281	4,471
Net cash used in investing activities	(19,486)	(27,231)
Net cash provided by (used in) financing activities	104,989	(571)
Net increase (decrease) in cash	100,775	(23,318)
Cash and cash equivalents at the beginning of the period	35,189	118,255
Cash and cash equivalents at the end of the period	135,964	94,937

	As of March 31,
	2013	2012
Financial Position
Current assets	$553,562	$492,615
Noncurrent assets	631,469	540,008
Current liabilities	354,576	319,648
Noncurrent liabilities	488,522	407,903
Total shareholders’ equity	341,933	305,072

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

Under our business management agreement with RMR, we acknowledge that RMR also provides services to other companies, including TA and Sonesta International Hotels Corporation, or Sonesta.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.

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

Pursuant to our business management and property management agreements with RMR, we recognized aggregate business management fees and property management fees for the three months ended March 31, 2013 and 2012 of $9,922 and $8,648, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder.  TA was created as a separate public company in 2007 as a result of its spin off from us.  As of March 31, 2013, we owned 2,540,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares.  Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA.  Mr. Thomas O’Brien, an officer of RMR and a former officer of us prior to the TA spin off, is President and Chief Executive Officer and the other managing director of TA.  Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an independent director of TA.  RMR provides management services to both us and TA.

TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 185 travel centers from us.  The TA No. 1 lease is for 145 travel centers that TA operates under the “TravelCenters of America” or “TA” brand names.  The TA No. 2 lease is for 40 travel centers that TA operates under the “Petro” brand name.  The TA No. 1 lease expires on December 31, 2022.  The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.  Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues above applicable base year revenues subject to certain limitations (with the first $2,500 of percentage rents under the TA No. 2 lease waived by us), respectively; (3) to pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites and (4) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,126 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively.  We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income of $53,524 and $51,318 for the three months ended March 31, 2013 and 2012, respectively, under our leases with TA.  Rental income for the three months ended March 31, 2013 and 2012 includes $(73) and $357, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of March 31, 2013 and December 31, 2012, we had accruals for unpaid amounts of $29,987 and $29,300, respectively, owed to us by TA, excluding any deferred rents, which accrued amounts are included in other assets on our condensed consolidated balance sheets.  We had deferred percentage rent under our TA No. 1 lease of $610 and $729 for the three months ended March 31, 2013 and 2012, respectively.  We determine percentage rent due under our TA No. 1 lease annually and recognize it at year end when all contingencies are met.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at leased travel centers in return for increases in TA’s minimum annual rent.  We are not required to fund these improvements and TA is not required to sell them to us.  For the three months ended March 31, 2013, we funded $22,655 for capital improvements purchased from TA under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $1,926.

On April 15, 2013, TA entered an agreement with Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas refueling lanes at up to 100 of TA’s travel centers located along the U.S. interstate highway system, including travel centers TA leases from us.  In connection with that agreement, on April 15, 2013, we

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

and TA amended our leases to specify the economic equivalent for natural gas sales to diesel fuel sales for the calculation of percentage rent payable to us under the leases, with the intended effect that the amount of percentage rent be unaffected by the source of fuel sold, whether diesel fuel or natural gas.  That amendment also made certain administrative changes.  Also on that date, in order to facilitate TA’s agreement with Shell, we entered into a subordination, non-disturbance and attornment agreement with Shell, whereby we agreed to recognize Shell’s license and other rights with respect to the natural gas refueling lanes at our travel centers leased to TA on certain conditions and in certain circumstances.

On January 31, 2012, pursuant to a series of transactions, we effectively acquired entities that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and had leasehold interests in the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, for approximately $150,500, including the assumption of debt.  On that date, in connection with these transactions, we entered into hotel management agreements with Sonesta to manage the Cambridge Hotel and the New Orleans Hotel.  Since that time, we have rebranded additional hotels to Sonesta brands and management.

In April 2012, we entered into a pooling agreement with Sonesta that combines our management agreements with Sonesta for hotels that we own for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  We refer to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement.  The management agreements for all of our hotels managed by Sonesta, excluding the New Orleans Hotel, are included in the Sonesta No. 1 agreement.  We refer to our management agreement for the New Orleans Hotel as our Sonesta No. 2 agreement.  See Note 12 for further information about our management agreements with Sonesta.

Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $1,895 and $459 for the three months ended March 31, 2013 and 2012, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of income and comprehensive income.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $482 and zero dollars for the three months ended March 31, 2013 and 2012, respectively.  These amounts have been capitalized in our condensed consolidated balance sheets.  Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel where capital expenditures are borne in large part by the lessor.

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, under which we would loan NH Hoteles 170 million euros, acquire five hotels from NH Hotels and form a joint venture with NH Hoteles to acquire a hotel in New York City that would be branded jointly by NH Hoteles and Sonesta.  On April 24, 2013, NH Hoteles notified us that it was unable to obtain the necessary bank approvals to allow it to move forward with the transaction as outlined in the letter of intent.  We expect to enter into discussions with NH Hoteles about possible modifications or alternatives to the transaction originally announced, but at this time, the outcome of any such discussions is uncertain and no transaction may occur.

On March 6, 2013, we announced that we entered into a hotel management agreement with Sonesta for the Sonesta Gwinnett Place that we currently expect to acquire on or about May 17, 2013; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property on that date or at all.  The management agreement will become effective as of the date we acquire the Sonesta Gwinnett Place and lease it to our TRS.  We intend to rebrand the property as a Sonesta hotel upon its acquisition, and add the management agreement to our Sonesta No. 1 agreement.

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta.  In addition, RMR also provides certain services to Sonesta.

We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of March 31, 2013, we have invested $5,209 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,697 and $5,629 as of March 31, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  For the three months ended March 31, 2013 and 2012, we recognized income of $76 and $45, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $5,256 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 12. Hotel Management Agreements and Leases

Marriott No. 1 agreement. Our lease with Host Hotels & Resorts, Inc., or Host, for 53 hotels which we have historically referred to as our Marriott No. 1 agreement expired on December 31, 2012. As required upon the expiration of the agreement, we returned the $50,540 security deposit we held to Host. Effective January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott International Inc., or Marriott. This management agreement expires in 2024. Because we no longer hold a security deposit for this agreement, the future minimum returns we receive from this agreement will depend exclusively upon the performance of the hotels.

Marriott No. 234 agreement.  During the three months ended March 31, 2013, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $103,151, were $1,704 less than the minimum amounts contractually required.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns.  During the three months ended March 31, 2013, Marriott made $657 of guaranty payments to us.  The available balance of this guaranty was $25,319 as of March 31, 2013. Also, during the period from March 31, 2013 to May 7, 2013, the payments we received for these hotels were $1,717 less than the contractual minimum returns due to us.

We currently expect to fund $45,000 of capital improvements in 2013 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We funded $14,600 of this amount during the three months ended March 31, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

InterContinental agreement.  During the three months ended March 31, 2013, the payments we received under our agreement with InterContinental Hotels Group, plc, or InterContinental, covering 91 hotels and requiring minimum returns to us of $135,159, were $5,917 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from March 31, 2013 to May 7, 2013, the minimum return payments we received under our InterContinental agreement were $3,381 more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $23,929 as of May 7, 2013.

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

We currently expect to fund $77,232 of capital improvement in 2013 to complete renovations at certain of the hotels included in our InterContinental agreement.  We did not make any fundings during the three months ended March 31, 2013.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta No. 1 agreement.  In addition to recurring capital expenditures, we currently expect to fund an aggregate of $195,000 for rebranding, renovations and other improvements in 2013 and 2014 to these hotels.  We funded $15,880 of this amount during the three months ended March 31, 2013.  The annual minimum returns due to us under the Sonesta No. 1 agreement will increase by 8% to the extent amounts funded for these improvements exceed threshold amounts, as defined.

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

Wyndham agreement.  We currently expect to fund $85,000 of capital improvement in 2013 to complete renovations at certain of the hotels included in our Wyndham Worldwide Corporation, or Wyndham, agreement. We funded $10,081 of this amount during the three months ended March 31, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.  During the three months ended March 31, 2013, Wyndham provided $5,091 of guaranty payments to us.

Other management agreement and lease matters.  As of May 7, 2013, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott, with respect to the 68 hotels (Marriott No. 234 agreement) managed by Marriott is limited to $40,000 ($25,318 remaining at March 31, 2013) and expires on December 31, 2019. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($16,025 remaining at March 31, 2013). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($21,512 remaining at March 31, 2013). The guarantee provided by Wyndham with respect to the 21 hotels managed by Wyndham is limited to $29,000 ($16,459 remaining at March 31, 2013). Certain of these guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $33,459 and $28,655 less than the minimum returns due to us for the three months ended March 31, 2013 and 2012, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $14,908 and $24,594 in the three months ended March 31, 2013 and 2012, respectively. We had $18,551 and $4,061 of shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements during the three months ended March 31, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 13.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at March 31, 2013, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities (1)	$24,359	$24,359	$—	$—

(1)         Our investment securities, consisting of our 2,540,000 shares of TA, which are included in our other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $9,267.  The unrealized gain for these securities as of March 31, 2013, is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At March 31, 2013 and December 31, 2012, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes, due 2014 at 7.875%	300,000	324,739	300,000	333,360
Senior Notes, due 2015 at 5.125%	280,000	295,026	280,000	298,926
Senior Notes, due 2016 at 6.3%	275,000	310,385	275,000	306,078
Senior Notes, due 2017 at 5.625%	300,000	331,805	300,000	335,173
Senior Notes, due 2018 at 6.7%	350,000	412,098	350,000	417,293
Senior Notes, due 2022 at 5%	500,000	529,555	500,000	531,343
Convertible Senior Notes, due 2027 at 3.8%	8,478	9,033	8,478	9,092
Unamortized discounts	(10,628)	—	(11,120)	—
Total financial liabilities	$2,002,850	$2,212,641	$2,002,358	$2,231,265

We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates (Level 3 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our 2012 Annual Report. We are a REIT organized under Maryland law.

Overview (dollar amounts in thousands, except per share amounts)

For the quarter ended March 31, 2013 compared to the same period in 2012 for our 285 comparable hotels: average daily rate, or ADR, increased 3.8% to $103.06; occupancy increased 2.1 percentage points to 66.4%; and revenue per available room, or RevPAR, increased 7.2% to $68.43.

During the quarter ended March 31, 2013, we had 38 comparable hotels under renovation for all or part of the quarter.  For the quarter ended March 31, 2013 compared to the same period in 2012 for our 247 comparable hotels not under renovation: ADR increased 3.4% to $101.92; occupancy increased 4.3 percentage points to 68.2%; and RevPAR increased 10.3% to $69.51.

Hotel operations. The U.S. hotel industry generally continues to show improvement in ADR, occupancy and RevPAR over 2012, but these measures are still below levels prior to the recent recession.  We believe the increases in ADR, occupancy and RevPAR at certain of our hotels in 2013 have been below hotel industry averages primarily due to the disruption and displacement caused by renovation and rebranding activities.  We expect our high level of hotel renovation activity to continue through the end of 2013.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the lodging industry takes an extended period to recover from the severe declines experienced during the recent recession, if economic conditions decline, or if our hotel renovation activities described above do not result in improved operating results at these hotels.  Further, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum return shortfalls.  If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

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

During the three months ended March 31, 2013, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $103,151, were $1,704 less than the minimum amounts contractually required.  Pursuant to our Marriott No. 234 agreement, Marriott International Inc., or Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns.  During the three months ended March 31, 2013, Marriott made $657 of guaranty payments to us.  The available balance of this guaranty was $25,319 as of March 31, 2013. Also, during the period from March 31, 2013 to May 7, 2013, the payments we received for these hotels were $1,717 less than the contractual minimum returns due to us.

InterContinental agreement.  Additional details of this agreement are set forth in Note 12 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2013, the payments we received under our InterContinental agreement covering 91 hotels and requiring minimum returns to us of $135,159 were $5,917 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  Also, during the period from March 31, 2013 to May 7, 2013, the minimum return payments we received under our InterContinental agreement were $3,381 more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $23,929 as of May 7, 2013.

Other management agreement and lease matters. As of May 7, 2013, all payments due to us from our managers and tenants under our other operating agreements were current.  Additional details of our guarantees from Hyatt, Carlson and Wyndham and our agreements with TA and Sonesta are set forth in Notes 11 and 12 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.  Other information about TA is set forth in Note 10 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

When we reduce the amounts of the security deposits we hold under our operating agreements for payment deficiencies, we record income equal to the amounts by which these deposits are reduced up to the minimum return or minimum rent due to us.  Reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective tenants or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits we hold are non-interest bearing and are not held in escrow.  Under all of our hotel contracts that include a security deposit, any amounts of the security deposits which are applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective contracts.  When we receive payments under guarantees under our leases or operating agreements, we receive cash.  When we receive guaranty payments under our hotel operating agreements, generally the hotel operator is allowed to recapture payments it makes to us out of some or all of the hotels’ future cash flows after our minimum returns are paid.

Management Agreements and Leases

At March 31, 2013, we owned or leased 289 hotels operated under 10 operating agreements; 285 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies, one hotel is leased by one of our TRSs from a third party and managed by a hotel operating company and three are leased to hotel operating companies.  At March 31, 2013, we also owned 185 travel centers that are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table on pages 25 through 27 below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	For the Three Months Ended March 31,
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$291,651	$224,985	$66,666	29.6%
Rental income:
Minimum rents - hotels	8,688	21,942	(13,254)	(60.4)%
Minimum rents - travel centers	53,524	51,318	2,206	4.3%
Total rental income	62,212	73,260	(11,048)	(15.1)%
FF&E reserve income	603	3,175	(2,572)	(81.0)%

Expenses:
Hotel operating expenses	206,649	150,021	56,628	37.7%
Depreciation and amortization - hotels	48,677	39,958	8,719	21.8%
Depreciation and amortization - travel centers	23,603	21,405	2,198	10.3%
Total depreciation and amortization	72,280	61,363	10,917	17.8%
General and administrative	12,144	10,522	1,622	15.4%
Acquisition related costs	276	1,060	(784)	(74.0)%
Loss on asset impairment	—	889	(889)	(100.0)%

Operating income	63,117	77,565	(14,448)	(18.6)%

Interest income	19	66	(47)	(71.2)%
Interest expense	(35,188)	(34,092)	1,096	3.2%
Equity in earnings of an investee	76	45	31	68.9%
Income before income taxes	28,024	43,584	(15,560)	(35.7)%
Income tax expense	(518)	(636)	(118)	(18.6)%

Net income	27,506	42,948	(15,442)	(36.0)%
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(2,944)	2,944	(100.0)%
Preferred distributions	(8,097)	(11,188)	3,091	(27.6)%
Net income available for common shareholders	19,409	28,816	(9,407)	(32.6)%
Weighted average shares outstanding	125,426	123,523	1,903	1.5%
Net income available for common shareholders per common share	$0.15	$0.23	$(0.08)	(34.8)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012.

The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed in January 2013 ($53,688), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($19,490) and the effects of our 2012 acquisitions ($8,576).  These increases were partially offset by decreased revenues

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

at certain of our managed hotels recently rebranded or undergoing renovations during the 2013 period due to decreases in ADR and lower occupancies ($9,887) and the effects of our 2012 dispositions ($5,201).  Additional operating statistics of our hotels are included in the table on page 28.

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($16,214), partially offset by the effects of our 2012 acquisitions ($2,380) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2012 ($580).

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2012. Rental income for the 2013 and 2012 periods includes ($73) and $357 of straight line rent, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed in January 2013 ($3,175), partially offset by increased levels of sales at certain of our leased hotels ($603). We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed in January 2013 ($37,460), increased expenses associated with higher occupancies at certain of our managed hotels ($11,394) and the effect of our 2012 hotel acquisitions ($9,060), partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during the 2013 period due to lower occupancies ($5,768) and the effect of our 2012 hotel dispositions ($5,204).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $33,459 and $28,655, less than the minimum returns due to us in the three months ended March 31, 2013 and 2012, respectively.  When the managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $14,908 and $24,594 in the three months ended March 31, 2013 and 2012, respectively.  We had $18,551 and $4,061 of shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements during the three months ended March 31, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2012 ($8,469) and the effect of our 2012 acquisitions ($2,290), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2012 ($2,040).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January, 1 2012.

The increase in general and administrative costs is primarily due to an increase in business management fees and professional services expenses.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances.

The increase in interest expense is primarily due to higher average borrowings, partially offset by lower weighted average interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

The decrease in income tax expense is primarily the result of lower state income taxes during the 2013 period, partially offset by increased federal income taxes related to our TRSs.

Our net income available for common shareholders in 2012 was reduced by $2,944, which represented the amount by which the liquidation for our Series B cumulative redeemable preferred shares that we redeemed in February 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

The decrease in preferred distributions is the result of our redemption of 3,450,000 shares of our 8.875% Series B cumulative redeemable preferred shares in February 2012 and our redemption of 6,000,000 shares of our 7.0% Series C cumulative redeemable preferred shares in September 2012 partially offset by the issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in January 2012.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended March 31, 2013, compared to the prior year period, are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2013, all 474 of our properties were operated under 12 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.  Our hotel managers include Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans Hotel Group Co., or Morgans.  Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables on pages 25 through 27.  During the twelve months ended March 31, 2013, eight of our ten hotel operating agreements generated coverage of less than 1.00x (0.20x to 0.92x); our Sonesta No. 2 and Marriott No. 1 agreements generated coverage of 1.78x and 1.00x, respectively, during the twelve months ended March 31, 2013.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended March 31, 2013, the operating results from our 185 properties in our two travel center leases generated coverage of 1.68x.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred eight (308) of our properties, representing 63% of our total historical investments at cost as of March 31, 2013, are operated under seven management arrangements or leases which are subject to full or limited guarantees.  These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed or secured amounts due to us.  Our minimum returns and minimum rents for 91 hotels are secured by a security deposit which we control.  Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features in our agreements to cover these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the lodging industry does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities described above do not result in improved operating results at these hotels.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured.  If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline.

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

Changes in our cash flows in the three months ended March 31, 2013 compared to the same period in 2012 were as follows: (1) cash flow provided by operating activities decreased from $61,038 in 2012 to $45,203 in 2013; (2) cash used in investing activities decreased from $226,207 in 2012 to $64,475 in 2013; and (3) cash provided by financing activities decreased from $305,077 in 2012 to $17,266 in 2013.

The decrease in cash provided by operating activities for the three month period ended March 31, 2013 as compared to the corresponding prior year period is due primarily to changes in working capital during the 2013 period.  The decrease in cash used in investing activities for the three month period ended March 31, 2013 as compared to the corresponding prior year period is primarily due to our hotel acquisitions during the 2012 period.  The decrease in cash provided by financing activities is primarily a result of the issuance of our Series D preferred shares and proceeds from our unsecured term loan, partially offset by the redemption of our Series B preferred shares and the repurchase of certain of our 3.8% convertible senior notes in the 2012 period and the proceeds from the issuance of 16,100,000 common shares in the 2013 period.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income. Federal legislation known as the REIT Modernization Act, among other things, allows a REIT to lease hotels to a TRS if the hotel is managed by an independent third party. The income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  The income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.  Our provision for tax expense in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased by $118 primarily because of lower estimated state taxes imposed despite our tax status as a REIT and despite our TRS tax loss carry forwards, partially offset by federal taxes related to our TRS that leases the New Orleans Hotel that we acquired on January 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2013, our hotel managers and hotel tenants deposited $5,891 to these accounts and $23,816 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of March 31, 2013, there was $37,930 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2013, we funded $41,569 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the three months ended March 31, 2013, we funded $511 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently do not expect to make additional fundings for capital improvements under this agreement during the remainder of 2013.

•                  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $123,000 of funding for renovations of certain of these hotels and for other improvements. As of March 31, 2013, $92,600 has been funded. We funded $14,600 of this amount during the three months ended March 31, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $30,400 during the remainder of 2013 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of March 31, 2013, $212,768 has been funded. We made no fundings during the three months ended March 31, 2013.  We currently expect to fund the remaining $77,232 during the remainder of 2013 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta No. 1 agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $195,000 of funding for rebranding, renovations and other improvements to the 20 hotels included in our Sonesta No. 1 agreement.  As of March 31, 2013, $27,160 has been funded. During the three months ended March 31, 2013, we funded $15,880 for capital expenditures under this agreement using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $111,000 during the remainder of 2013 and the remaining $56,840 in 2014, using existing cash balances or borrowings under our revolving credit facility. As we fund improvements pursuant to our Sonesta No. 1 agreement, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined.

•                  We lease the New Orleans Hotel, under our Sonesta No. 2 agreement, from a third party. The annual rent payable by us under the lease is calculated as 75% of the sum of the net profit of the hotel, as defined, less capital expenditures made during the lease year. During the three months ended March 31, 2013, we funded $497 of capital expenditures from hotel net profits. We currently expect to fund approximately $1,000 for capital expenditures during the remainder of 2013 from this hotel’s net profits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Pursuant to the May 2012 and November 2012 agreements we entered with Wyndham for the management of 21 hotels, we expect to provide an aggregate of $93,000 for refurbishment and rebranding of these 21 hotels. As of March 31, 2013, $18,667 has been funded. We funded $10,081 of this amount during the three months ended March 31, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $74,333 during the remainder of 2013 using existing cash balances and borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $22,656 for purchases of capital improvements under this lease provision during the three months ended March 31, 2013 and currently expect to fund approximately $57,344 for purchases of capital improvements to our travel center properties during the remainder of 2013, using existing cash balances or borrowings under our revolving credit facility.  However, TA is not obligated to request and we are not obligated to purchase any such improvements.

On January 15, 2013, we paid a $0.4453 per share distribution to our Series D preferred shareholders with respect to the period ended January 14, 2013.  On March 4, 2013, we declared a $0.4453 per share distribution to our Series D preferred shareholder of record on March 28, 2013, with respect to the period ended April 14, 2013. We paid this amount on April 15, 2013.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On February 15, 2013, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the period ended February 14, 2013.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.  On April 1, 2013, we declared a $0.4375 per share distribution to our Series C preferred shareholders of record on April 30, 2013, with respect to the period ended May 14, 2013. We expect to pay this amount on or about May 15, 2013 using cash on hand and borrowings under our revolving credit facility.

On February 22, 2013, we paid a $0.47 per share distribution to our common shareholders.  We funded this distribution using existing cash balances and borrowings under our revolving credit facility.  On April 10, 2013, we declared a $0.47 per share distribution to our common shareholders of record on April 26, 2013. We expect to pay this amount on or about May 24, 2013 using cash on hand and borrowings under our revolving credit facility.

On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering. We used the net proceeds from this sale (approximately $393,474 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and for general business purposes.

In January 2013, we entered an agreement to acquire the Sonesta Gwinnett Place for a contract purchase price of $29,700, excluding closing costs. We plan to convert this hotel to a Sonesta branded hotel and add it to our Sonesta No. 1 agreement. We currently expect to acquire this property on or about May 17, 2013; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property on that date or at all.

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles under which we would loan NH Hoteles 170 million euros secured by four hotels located in Europe, acquire for $70,000 five hotels located in Latin America and form a joint venture with NH Hoteles to acquire and renovate a hotel in New York City with an aggregate investment of up to $80,000.  On April 24, 2013, NH Hoteles notified us that it was unable to obtain the necessary bank approvals to allow it to complete the transaction as outlined in the letter of intent.  We have entered into discussions with NH Hoteles about possible modifications or alternatives to the proposed transaction as originally announced, but at this time, the outcome of any such discussions is uncertain and no transaction may occur.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

service and distributions, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium of 130 basis points as of March 31, 2013. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.51%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.51% for the three months ended March 31, 2013. As of March 31, 2013 and May 7, 2013, we had $10,000 and zero dollars, respectively, outstanding under our revolving credit facility and $740,000 and $750,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at March 31, 2013.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2013 were as follows: $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, $500,000 in 2022 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.  None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Covenants

Our debt obligations at March 31, 2013, consist of our revolving credit facility, our $400,000 unsecured term loan and $2,013,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March 31, 2013, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2013, we owned or leased 289 hotels and 185 travel centers under 12 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under ten agreements. Our 185 travel centers are leased to and operated by TA under two lease agreements.

The tables on the following pages summarize significant terms of our leases and management agreements as of March 31, 2013, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

					Rent / Return Coverage (3)		Rent / Return Coverage(3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum(2)	March 31,		March 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent	2013	2012	2013	2012
Marriott (No. 1) (4)	53	7,610	$678,451	$67,355	0.79x	0.77x	1.00x	0.85x
Marriott (No. 234) (5)	68	9,145	966,089	103,151	0.78x	0.56x	0.92x	0.71x
Marriott (No. 5) (6)	1	356	90,078	9,902	0.33x	0.37x	0.39x	0.53x
Marriott Total	122	17,111	1,734,618	180,408	0.76x	0.63x	0.92x	0.75x
InterContinental (7)	91	13,517	1,362,904	135,159	0.88x	0.75x	0.85x	0.91x
Sonesta (No. 1) (8)	20	3,701	508,215	37,938	-0.28x	0.45x	0.20x	0.88x
Sonesta (No. 2) (9)	1	483	31,529	2,588	2.61x	4.31x	1.78x	3.02x
Sonesta Total	21	4,184	539,744	40,526	-0.09x	0.70x	0.30x	1.02x
Hyatt (10)	22	2,724	301,942	22,037	0.80x	0.68x	0.85x	0.78x
Wyndham (11)	21	3,400	245,841	17,535	-0.29x	0.41x	0.25x	0.70x
Carlson (12)	11	2,096	209,895	12,920	0.68x	0.73x	0.75x	0.66x
Morgans (13)	1	372	120,000	5,956	0.55x	0.83x	0.70x	0.79x
Hotels Total	289	43,404	4,514,944	414,541	0.67x	0.67x	0.80x	0.82x
TA (No. 1) (14)	145	—	1,963,711	156,667	1.30x	1.29x	1.68x	1.70x
TA (No. 2) (15)	40	—	757,555	59,185	1.34x	1.39x	1.67x	1.68x
TA Total	185	—	2,721,266	215,852	1.31x	1.32x	1.68x	1.70x
Total	474	43,404	$7,236,210	$630,393	0.89x	0.90x	1.10x	1.13x

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

(3)         We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta No. 1, Sonesta No. 2, Wyndham and Morgans agreements include data for periods prior to our ownership or leasing of certain hotels. Coverage amounts for our Sonesta No. 1 and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager. Coverage amounts for our Marriott No. 234 and InterContinental agreements exclude data for hotels removed from the agreements during 2012.

(4)         Our lease with a subsidiary of Host for 53 Courtyard by Marriott® branded hotels in 24 states expired on December 31, 2012 and we returned the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these 53 hotels to one of our TRSs and continued the existing combination management agreement with a subsidiary of Marriott, which expires in 2024; Marriott has three renewal options for 12 years each for all, but not less than all, of the hotels.

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

(5)         We lease 68 of our Marriott branded hotels (one full service Marriott®, 35 Residence Inn by Marriott®, 18 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 24 states to one of our TRSs. The hotels are managed by subsidiaries of Marriott under a combination management agreement which expires in 2025; Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We originally held a security deposit of $64,700 under this agreement. As of March 31, 2013, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return. This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019. As of March 31, 2013, the available Marriott guaranty was $25,319.

In addition to our minimum return, this agreement provides for payment to us of 62.5% of excess cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

(6)         We lease one Marriott® branded hotel in Kauai, HI to a subsidiary of Marriott under a lease that expires in 2019; Marriott has four renewal options for 15 years each. This lease is guaranteed by Marriott and provides for increases in the annual minimum rent payable to us based on changes in the consumer price index.

(7)         We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 30 states in the U.S. and Ontario, Canada to one of our TRSs. These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement. One additional InterContinental® branded hotel in Puerto Rico is leased to a subsidiary of InterContinental. The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement. As of March 31, 2013, we have applied $53,324 of the security deposit to cover shortfalls in the payments of our minimum return and rent. As of March 31, 2013, the balance of this security deposit was $20,548. This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

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

(8)         We lease 20 of our Sonesta branded hotels (three Royal Sonesta®, two Sonesta® and 15 Sonesta ES Suites® hotels) in 12 states to one of our TRSs. The hotels are managed by subsidiaries of Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is subject to available hotel cash flow after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flow deficits, if any.

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

(10)  We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return. As of March 31, 2013, the available Hyatt guaranty was $16,025. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.

(11)  We lease our 21 Wyndham branded hotels (five Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2037; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels. We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum.

We originally held a guaranty of $29,000 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $14,500. As of March 31, 2013, the available Wyndham guaranty was $16,549. This guaranty expires in 2019. In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed. Amounts reimbursed to Wyndham for guaranty advances replenish the amount of Wyndham’s guaranty available to us.

(12)  We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs. The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return. As of March 31, 2013, the available Carlson guaranty was $21,512. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(13)  We lease the Clift Hotel, a full service hotel in San Francisco, CA. to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease provides for annual initial rent to us of $5,956. On October 14, 2014, the rent due to us will be increased based on changes in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the lease would qualify as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent and recognize rental income on a cash basis in accordance with GAAP.

(14)  We lease our 145 TA® branded travel centers in 39 states to a subsidiary of TA under a lease that expires in 2022 (TA has no renewal options). In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits). The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,126 of ground rent paid by TA for properties we lease and sublease to TA. This lease is guaranteed by TA.

(15)  We lease our 40 Petro® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits). We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. This lease is guaranteed by TA.

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

		No. of	Three Months Ended
	No. of	Rooms /	March 31, (1)
	Hotels	Suites	2013	2012	Change
ADR
Marriott (No. 1)	53	7,610	$117.36	$112.20	4.6%
Marriott (No. 234)	68	9,145	111.63	105.08	6.2%
Marriott (No. 5)	1	356	219.88	209.98	4.7%
Subtotal / Average Marriott	122	17,111	117.04	111.03	5.4%
InterContinental	91	13,517	97.34	92.12	5.7%
Sonesta (No. 1)	20	3,701	107.74	112.12	-3.9%
Sonesta (No. 2)	1	483	236.36	231.39	2.1%
Subtotal / Average Sonesta	21	4,184	127.84	128.12	-0.2%
Hyatt	22	2,724	95.40	94.02	1.5%
Wyndham	21	3,400	67.11	71.29	-5.9%
Carlson	11	2,096	93.97	92.67	1.4%
Morgans	1	372	235.60	234.22	0.6%
All hotels	289	43,404	$106.62	$102.96	3.6%

OCCUPANCY
Marriott (No. 1)	53	7,610	61.3%	61.6%	-0.3 pts
Marriott (No. 234)	68	9,145	66.8%	63.5%	3.3 pts
Marriott (No. 5)	1	356	86.2%	82.6%	3.6 pts
Subtotal / Average Marriott	122	17,111	64.7%	63.1%	1.6 pts
InterContinental	91	13,517	71.1%	63.8%	7.3 pts
Sonesta (No. 1)	20	3,701	56.2%	65.7%	-9.5 pts
Sonesta (No. 2)	1	483	79.8%	77.8%	2.0 pts
Subtotal / Average Sonesta	21	4,184	58.9%	67.1%	-8.2 pts
Hyatt	22	2,724	73.4%	70.8%	2.6 pts
Wyndham	21	3,400	57.5%	64.0%	-6.5 pts
Carlson	11	2,096	65.6%	63.3%	2.3 pts
Morgans	1	372	79.7%	73.7%	6.0 pts
All hotels	289	43,404	66.3%	64.3%	2.0 pts

RevPAR
Marriott (No. 1)	53	7,610	$71.94	$69.12	4.1%
Marriott (No. 234)	68	9,145	74.57	66.73	11.7%
Marriott (No. 5)	1	356	189.54	173.44	9.3%
Subtotal / Average Marriott	122	17,111	75.72	70.06	8.1%
InterContinental	91	13,517	69.21	58.77	17.8%
Sonesta (No. 1)	20	3,701	60.55	73.66	-17.8%
Sonesta (No. 2)	1	483	188.62	180.02	4.8%
Subtotal / Average Sonesta	21	4,184	75.30	85.97	-12.4%
Hyatt	22	2,724	70.02	66.57	5.2%
Wyndham	21	3,400	38.59	45.63	-15.4%
Carlson	11	2,096	61.64	58.66	5.1%
Morgans	1	372	187.77	172.62	8.8%
All hotels	289	43,404	$70.69	$66.20	6.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)         Operating data for our Sonesta No. 1, Sonesta No. 2, Wyndham and Morgans agreements include data for periods prior to our ownership or leasing of certain hotels and amounts for our Sonesta No. 1 and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager. Operating data for our Marriott No. 234 and InterContinental agreements exclude data for hotels removed from the agreement during 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because most of our management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues and our net cash flows from our Sonesta managed hotels and our hotels included in our Marriott No. 1 agreement, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ ability to meet their contractual obligations to us.

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including:  TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta manages several of our hotels for our TRSs; we have recently sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our 2012 Annual Report, our Proxy Statement dated March 1, 2013 for the Annual Meeting of Shareholders, or our Proxy Statement, our Current Report on Form 8-K dated March 6, 2013, and our other filings with the SEC, including Note 8 to our consolidated financial statements included in our 2012 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2012 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2012 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our 2012 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three months ended March 31, 2013 and 2012. We believe that this data may facilitate an understanding of our condensed consolidated historical operating results. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares redeemed and acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2013 and 2012 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements to FFO and Normalized FFO, appear in the following table.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2013	2012
Net income available for common shareholders	$19,409	$28,816
Depreciation and amortization expense	72,280	61,363
Loss on asset impairment (1)	—	889
FFO	91,689	91,068
Deferred percentage rent (2)	610	1,309
Acquisition related costs(3)	276	1,060
Excess of liquidation preference over carrying value of preferred shares redeemed (4)	—	2,944
Normalized FFO	$92,575	$96,381

Weighted average shares outstanding	125,426	123,523

FFO available for common shareholders per share	$0.73	$0.74
Normalized FFO available for common shareholders per share	$0.74	$0.78
Distributions declared per share	$0.47	$0.45

(1)         We recorded an $889, or $0.01 per share, loss on asset impairment in the three months ended March 31, 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.

(2)         In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

(3)         Represents costs associated with our hotel acquisition activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2012. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March 31, 2013, our outstanding publicly tradable debt consisted of six issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $20,135. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $83,419. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At March 31, 2013, our floating rate debt consisted of $10,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. Our revolving credit facility matures in September 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to September 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of March 31, 2013:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At March 31, 2013	1.66%	$410,000	$6,806	$0.05
100 basis point increase	2.66%	$410,000	$10,906	$0.09

(1)         Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of March 31, 2013.

(2)         Based on weighted average shares outstanding borrowings as of March 31, 2013.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At March 31, 2013	1.56%	$1,150,000	$17,940	$0.14
100 basis point increase	2.56%	$1,150,000	$29,440	$0.23

(1)         Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of March 31, 2013 assuming we were fully drawn.

(2)         Based on weighted average shares outstanding as of March 31, 2013.

The foregoing two tables shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and term loan or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

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

•                  WE EXPECT THAT INTERCONTINENTAL WILL CONTINUE TO PAY US THE MINIMUM RETURNS INCLUDED IN OUR MANAGEMENT AGREEMENT WITH INTERCONTINENTAL AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL’S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS,

•                  WYNDHAM HAS AGREED TO PAY US AN ANNUAL MINIMUM RETURN AND THE PAYMENT OF THIS AMOUNT IS PARTIALLY GUARANTEED BY WYNDHAM. THE ANNUAL MINIMUM RETURN DUE TO US IS PAID FROM THE OPERATING CASH FLOW OF THE MANAGED HOTELS; IF THE CASH FLOW IS INSUFFICIENT TO PAY THE HOTELS’ OPERATING EXPENSES, THE ANNUAL MINIMUM RETURN MAY NOT BE PAID IF THE GUARANTEE IS INSUFFICIENT OR EXPIRED. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2019, AND IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $29.0 MILLION (AND SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $14.5 MILLION). ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURN DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THE ANNUAL RENT DUE TO US UNDER A LEASE WITH MORGANS IS $6.0 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL BE ABLE OR WILLING TO FULFILL ITS OBLIGATION UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•                  WE HAVE RECENTLY REBRANDED CERTAIN HOTELS.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH REBRANDING MAY BE GREATER THAN WE NOW ANTICIPATE.

WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTEL’S OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE.  ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•                  WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA OR UNDER OUR MANAGEMENT AGREEMENT WITH MARRIOTT FOR 53 HOTELS, WHICH WE REFER TO AS OUR MARRIOTT NO. 1 AGREEMENT.  ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT ARE ENTIRELY DEPENDENT UPON THE FINANCIAL RESULTS OF THOSE HOTEL OPERATIONS,

•                  OTHER SECURITY DEPOSITS AND GUARANTEES REFERENCED HEREIN ARE ALSO LIMITED IN DURATION AND AMOUNT AND GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY,

•                  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN A REFLECTION OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS MAY BE EXHAUSTED,

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

•                  CONTINGENCIES IN OUR HOTEL ACQUISITION AGREEMENT MAY CAUSE OUR ACQUISITION NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ENTERED INTO DISCUSSIONS WITH NH HOTELES ABOUT POSSIBLE MODIFICATIONS OR ALTERNATIVES TO THE PROPOSED TRANSACTION WE PREVIOUSLY ANNOUNCED.  THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SATISFACTORILY MODIFY OR ALTER THE PREVIOUSLY PROPOSED TRANSACTION OR WHETHER ANY TRANSACTION WILL BE AGREED TO OR COMPLETED WITH NH HOTELES,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES WE EXPECT TO FUND AN ADDITIONAL $30.4 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $77.2 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $74.3 MILLION TO RENOVATE 21 HOTELS IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $167.8 MILLION TO RENOVATE AND REBRAND 20 HOTELS IN OUR SONESTA NO. 1 AGREEMENT. WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE

SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS, REFURBISHMENT OR REBRANDING COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•      THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT, AT MARCH 31, 2013, WE HAD $18.0 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $740.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAVE SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY.  HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM THE OPERATING OF OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US AS A RESULT OF THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS, REBRANDING AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS, CHANGES IN OUR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

10.1

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc.  (full service). (Incorporated by reference to Exhibit 10.1 to HPT’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements filed herewith.)

10.2	Pooling Agreement, dated April 23, 2012, as updated through March 6, 2013, between Sonesta

International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
10.3

Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 8, 2013

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 8, 2013