Form 10-Q
period 2013-06-30
HOSPITALITY PROPERTIES TRUST
filed 2013-08-07
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 6, 2013: 139,747,424

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2013

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part 1    Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS

Real estate properties, at cost:
Land	$1,469,913	$1,453,399
Buildings, improvements and equipment	5,730,015	5,445,710
	7,199,928	6,899,109
Accumulated depreciation	(1,656,481)	(1,551,160)
	5,543,447	5,347,949
Cash and cash equivalents	200,737	20,049
Restricted cash (FF&E reserve escrow)	34,800	40,744
Other assets, net	260,890	226,383
	$6,039,874	$5,635,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$90,000	$320,000
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,294,526	1,993,880
Convertible senior notes, net of discount	8,478	8,478
Security deposits	26,579	26,577
Accounts payable and other liabilities	120,498	132,032
Due to related persons	16,842	13,696
Dividends payable	6,664	6,664
Total liabilities	2,963,587	2,901,327

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series C preferred shares; 7% cumulative redeemable; 6,700,000 shares issued and outstanding aggregate liquidation preference $167,500	161,873	161,873
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding aggregate liquidation preference $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 139,747,424 and 123,637,424 shares issued and outstanding, respectively	1,397	1,236
Additional paid in capital	3,851,825	3,458,144
Cumulative net income	2,457,735	2,384,876
Cumulative other comprehensive income	18,539	2,770
Cumulative preferred distributions	(269,620)	(253,426)
Cumulative common distributions	(3,425,569)	(3,301,782)
Total shareholders’ equity	3,076,287	2,733,798
	$6,039,874	$5,635,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenues	$349,877	$265,068	$641,528	$490,053
Rental income	61,856	73,688	124,068	146,948
FF&E reserve income	589	4,427	1,192	7,602
Total revenue	412,322	343,183	766,788	644,603

Expenses:
Hotel operating expenses	248,543	193,219	455,192	343,240
Depreciation and amortization	73,598	64,277	145,878	125,640
General and administrative	11,918	11,475	24,062	21,997
Acquisition related costs	1,814	504	2,090	1,564
Loss on asset impairment	2,171	—	2,171	889
Total expenses	338,044	269,475	629,393	493,330

Operating income	74,278	73,708	137,395	151,273

Interest income	60	51	79	117
Interest expense (including amortization of deferred financing costs and debt discounts of $1,524,$1,376, $3,036 and $2,954, respectively	(35,014)	(32,714)	(70,202)	(66,806)
Equity in earnings of an investee	79	76	155	121
Income before income taxes	39,403	41,121	67,427	84,705
Income tax benefit (expense)	5,950	(3,435)	5,432	(4,071)

Net income	45,353	37,686	72,859	80,634
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	(2,944)
Preferred distributions	(8,097)	(10,722)	(16,194)	(21,910)

Net income available for common shareholders	$37,256	$26,964	$56,665	$55,780

Net income	$45,353	$37,686	$72,859	$80,634
Other comprehensive income (loss):
Unrealized gain on TravelCenters of America common shares	3,429	(3,225)	15,849	2,083
Equity interest in investee’s unrealized losses	(73)	(3)	(81)	(4)
Other comprehensive income	3,356	(3,228)	15,768	2,079

Comprehensive income	$48,709	$34,458	$88,627	$82,713

Weighted average common shares outstanding	139,743	123,560	132,624	123,541

Basic and diluted earnings per common shares:
Net income available for common shareholders	$0.27	$0.22	$0.43	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$72,859	$80,634
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	145,878	125,640
Amortization of deferred financing costs and debt discounts as interest	3,036	2,954
Straight line rental income	(98)	(294)
Security deposits applied to payment shortfalls	—	(14,751)
FF&E reserve income and deposits	(14,311)	(10,785)
Loss on asset impairment	2,171	889
Equity in earnings of an investee	(155)	(121)
Deferred income taxes	(7,068)	(419)
Other non-cash (income) expense, net	(1,764)	1,069
Changes in assets and liabilities:
Increase in other assets	(19,736)	(9,529)
Increase (decrease) in accounts payable and other liabilities	(2,473)	5,809
Decrease in due to related persons	(6,435)	(663)
Cash provided by operating activities	171,904	180,433

Cash flows from investing activities:
Real estate acquisitions and deposits	(168,409)	(150,500)
Real estate improvements	(113,712)	(110,830)
FF&E reserve fundings	(29,720)	(40,454)
Cash used in investing activities	(311,841)	(301,784)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	393,474	—
Proceeds from issuance of preferred shares, net	—	280,107
Proceeds from unsecured term loan	—	400,000
Proceeds from issuance of senior notes, net of discount	299,661	—
Redemption of preferred shares	—	(86,250)
Repayment of senior notes	—	(100,829)
Repurchase of convertible senior notes	—	(70,576)
Borrowings under revolving credit facility	245,000	378,000
Repayments of revolving credit facility	(475,000)	(527,000)
Deferred financing costs	(2,529)	(2,538)
Distributions to preferred shareholders	(16,194)	(21,910)
Distributions to common shareholders	(123,787)	(111,185)
Cash provided by financing activities	320,625	137,819
Increase in cash and cash equivalents	180,688	16,468
Cash and cash equivalents at beginning of period	20,049	8,303
Cash and cash equivalents at end of period	$200,737	$24,771

Supplemental cash flow information:
Cash paid for interest	$66,407	$67,430
Cash paid for income taxes	1,944	1,532
Non-cash investing activities:
Property managers’ deposits in FF&E reserve	$13,718	$16,275
Property managers’ purchases with FF&E reserve	(49,382)	(64,458)
Non-cash financing activities:
Issuance of common shares	$368	$1,134

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $34,156 as of June 30, 2013 and consist primarily of amounts due from certain of our hotel managers and working capital advances to certain of our hotel managers.  These assets can be used to settle obligations of both us and our TRSs.  The liabilities of our TRSs were $26,431 as of June 30, 2013 and consist primarily of amounts payable to certain of our hotel managers.  Creditors have recourse to both us and our TRSs for these liabilities.

Note 2.  New Accounting Pronouncements

In January 2013, we adopted FASB Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The update was effective for interim and annual reporting periods beginning after September 15, 2012 with early adoption permitted. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

In January 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income, or AOCI. Companies are also required to present details of reclassifications in the disclosure of change in AOCI balances. The update was effective for interim and annual reporting periods beginning after December 15, 2012 with early adoption permitted. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and six months ended June 30, 2013 and 2012.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent.  Rental income includes $36 and $98 for the three and six months ended June 30, 2013, respectively, of adjustments necessary to record rent on the straight line basis and ($60) and $294 for the three and six months ended June 30, 2012, respectively, of adjustments necessary to record rent on the straight line basis.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $672 and $1,282 for the three and six months ended June 30, 2013, respectively, and $1,253 and $2,562 for the three and six months ended June 30, 2012, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of our common shares of beneficial interest, $.01 par value, or our common shares, outstanding during the period. We had no dilutive common share equivalents at June 30, 2013 or 2012.

Note 5.  Shareholders’ Equity

Distributions

On each of January 15, 2013, April 15, 2013 and July 15, 2013, we paid a $0.4453125 per share distribution to our Series D preferred shareholders with respect to periods ended January 14, 2013, April 14, 2013 and July 14, 2013, respectively.

On each of February 15, 2013 and May 15, 2013, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2013 and May 14, 2013, respectively.

On each of February 22, 2013 and May 24, 2013, we paid a $0.47 per share distribution to our common shareholders.  On July 10, 2013, we declared a $0.47 per share distribution to our common shareholders of record on July 26, 2013. We expect to pay this amount on or about August 23, 2013.

Common Share Issuances

On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering for net proceeds of $393,474 after underwriting discounts and other offering expenses.

On May 15, 2013, we granted 2,000 of our common shares valued at $30.69 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Preferred Share Redemption

On July 1, 2013, we redeemed our 6,700,000 outstanding 7.00% Series C cumulative redeemable preferred shares at the standard liquidation preference of $25 per share plus accrued and unpaid distributions to the date of redemption.  We expect to recognize a loss in the 2013 third quarter of $5,627 on the excess of the liquidation preference of the redeemed shares over their carrying amount.

Other Comprehensive Income

Other comprehensive income represents the unrealized gain on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income of Affiliates Insurance Company, or AIC.  See Note 10 for further information regarding these investments.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date by one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium of 130 basis points. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.50%.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.50% and 1.51% for the three and six months ended June 30, 2013, respectively, and 1.58% for the six months ended June 30, 2012.  We had no amounts outstanding under our revolving credit facility during the three months ended June 30, 2012. As of June 30, 2013, we had $90,000 outstanding and $660,000 available under our revolving credit facility.

We have a $400,000 unsecured term loan.  Our term loan matures on March 13, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $500,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 145 basis points as of June 30, 2013. As of June 30, 2013, the interest rate for the amount outstanding under our term loan was 1.65%.  The weighted average interest rate for the amount outstanding under our term loan was 1.66% for both the three and six months ended June 30, 2013 and 1.70% for both the three months ended June 30, 2012 and the period March 12, 2012 (the date we entered into the term loan agreement) to June 30, 2012, respectively.

Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with Reit Management & Research LLC, or RMR.  Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at June 30, 2013.

On June 6, 2013, we issued $300,000 of 4.5% unsecured senior notes due 2023 in a public offering for net proceeds of $297,132 after underwriting and other offering expenses.

Note 7.  Real Estate Properties

At June 30, 2013, we owned 475 properties consisting of 290 hotels and 185 travel centers that were operated under eleven management or lease agreements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

During the six months ended June 30, 2013, we funded $143,608 of improvements to certain of our properties that pursuant to the terms of our management and lease agreements with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $11,534.

On May 17, 2013, we acquired a 426 room full service hotel located in Duluth, GA for $29,700, excluding related acquisition costs of $241.  We accounted for this transaction as a business combination.  The following table summarizes our preliminary allocation of the acquisition cost to estimated fair value of the assets we acquired.  This allocation is based on preliminary estimates and may change upon the completion of a third party appraisal.

Land	$2,000
Building	24,300
Furniture, fixtures and equipment	3,400
$29,700

On June 28, 2013, we acquired the fee interest in the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, for $120,500, excluding acquisition costs, from the third party owner from which we previously leased this hotel.  We accounted for this transaction as an acquisition of assets. In connection with this acquisition, we incurred acquisition costs of $309 which we capitalized and we reclassified $18,958 of intangible assets related to our previous leasehold interest in the hotel to land and building.  The following table summarizes our allocation of the acquisition cost to estimated fair value of the assets we acquired.

Land	$12,564
Building	108,245
$120,809

Simultaneously with this acquisition, the lease with the third party terminated and we entered into an amended and restated management agreement with Sonesta International Hotels Corporation, or Sonesta. See Notes 10 and 11 for further information about this agreement.

On July 1, 2013, we acquired the fee interest in a travel center in Montgomery, NY we previously leased from a third party and subleased to TA.  We also acquired land parcels adjacent to three of our other travel centers and leased these to TA.  The aggregate consideration for these transactions was $6,323.  See Note 10 for further information about these transactions.

On August 1, 2013, we acquired a 219 room full service hotel in Florham Park, NJ for $52,750, excluding closing costs. See Note 11 for further information about this transaction.

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, S.A., or NH Hoteles, for investments with NH Hoteles in Latin America, Europe and the United States totaling approximately $375,000.  On April 24, 2013, NH Hoteles notified us that it was unable to obtain the necessary bank approvals to allow it to complete the transaction as outlined in the letter of intent.  We subsequently held discussions with NH Hoteles about possible modifications or alternatives to the proposed transaction originally announced but were unable to reach agreement and are currently no longer pursuing this transaction.

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Also, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file a separate consolidated federal corporate income tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision included in our condensed consolidated statements of income and comprehensive income includes the income tax provision related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three and six months ended June 30, 2013, we recognized a current income tax expense of $907 and $1,637, respectively, which includes $547 and $897, respectively, of federal taxes, $31 and $62, respectively, of foreign taxes and $329 and $678, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and six months ended June 30, 2013, we recognized a deferred tax benefit of $6,857 and $7,069, respectively, related primarily to the restructuring of certain of our TRSs.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended June 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$349,877	$—	$—	$349,877
Rental income	7,908	53,948	—	61,856
FF&E reserve income	589	—	—	589
Total revenues	358,374	53,948	—	412,322

Hotel operating expenses	248,543	—	—	248,543
Depreciation and amortization	49,550	24,048	—	73,598
General and administrative	—	—	11,918	11,918
Acquisition related costs	1,814	—	—	1,814
Loss on asset impairment	2,171	—	—	2,171
Total expenses	302,078	24,048	11,918	338,044

Operating income (loss)	56,296	29,900	(11,918)	74,278

Interest income	—	—	60	60
Interest expense	—	—	(35,014)	(35,014)
Equity in earnings of an investee	—	—	79	79
Income (loss) before income taxes	56,296	29,900	(46,793)	39,403
Income tax benefit	—	—	5,950	5,950

Net income (loss)	$56,296	$29,900	$(40,843)	$45,353

	For the Six Months Ended June 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$641,528	$—	$—	$641,528
Rental income	16,630	107,438	—	124,068
FF&E reserve income	1,192	—	—	1,192
Total revenues	659,350	107,438	—	766,788

Hotel operating expenses	455,192	—	—	455,192
Depreciation and amortization	98,227	47,651	—	145,878
General and administrative	—	—	24,062	24,062
Acquisition related costs	2,090	—	—	2,090
Loss on asset impairment	2,171	—	—	2,171
Total expenses	557,680	47,651	24,062	629,393

Operating income (loss)	101,670	59,787	(24,062)	137,395

Interest income	—	—	79	79
Interest expense	—	—	(70,202)	(70,202)
Equity in earnings of an investee	—	—	155	155
Income (loss) before income taxes	101,670	59,787	(94,030)	67,427
Income tax benefit	—	—	5,432	5,432

Net income (loss)	$101,670	$59,787	$(88,598)	$72,859

	As of June 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,591,942	$2,225,545	$222,387	$6,039,874

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

Note 10. Related Person Transactions

Relationship with TA

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder.  TA was created as a separate public company in 2007 as a result of its spin off from us.  As of June 30, 2013, we owned 2,540,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares.  Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA.  Mr. Thomas O’Brien, an officer of RMR and a former officer

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

of us prior to the TA spin off, is President and Chief Executive Officer and the other managing director of TA.  Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an independent director of TA.  RMR provides management services to both us and TA.

TA is the lessee of 37% of our real estate properties, at cost, as of June 30, 2013.  Additional financial information about TA may be found on the Securities and Exchange Commission, or the SEC’s, website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html.  Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC.  Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements.   See below for further information relating to our TA leases.

TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 185 travel centers from us.  The TA No. 1 lease is for 145 travel centers that TA operates under the “TravelCenters of America” or “TA” brand names.  The TA No. 2 lease is for 40 travel centers that TA operates under the “Petro” brand name.  The TA No. 1 lease expires on December 31, 2022.  The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.  Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues above applicable base year revenues subject to certain limitations (with the first $2,500 of percentage rents under the TA No. 2 lease waived by us); (3) pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites and (4) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,150 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively.  We have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income of $53,948 and $51,592 for the three months ended June 30, 2013 and 2012, respectively, and $107,438 and $102,909 for the six months ended June 30, 2013 and 2012, respectively, under our leases with TA.  Rental income for the three and six months ended June 30, 2013 and 2012 includes $432 and $899 and ($69) and $287, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of June 30, 2013 and December 31, 2012, we had accruals for unpaid amounts of $30,650 and $29,300, respectively, owed to us by TA, excluding any deferred rents, which accrued amounts are included in other assets on our condensed consolidated balance sheets.  We had deferred percentage rent under our TA No. 1 lease of $672 and $471 for the three months ended June 30, 2013 and 2012, respectively, and $1,282 and $1,200 for the six months ended June 30, 2013 and 2012, respectively.  We determine percentage rent due under our TA No. 1 lease annually and recognize it at year end when all contingencies are met.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at leased travel centers in return for increases in TA’s minimum annual rent.  We are not required to fund these improvements and TA is not required to sell them to us.  For the six months ended June 30, 2013, we funded $45,229 for capital improvements purchased from TA under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $3,844.

On April 15, 2013, TA entered an agreement with Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of TA’s travel centers located along the U.S. interstate highway system, including travel centers TA leases from us.  In connection with that agreement, on April 15, 2013, we and TA amended our leases to specify the economic equivalent for natural gas sales to diesel fuel sales for the calculation of percentage rent payable to us under the leases, with the intended effect that the amount of percentage rent be unaffected by the source of fuel sold, whether diesel fuel or natural gas.  That amendment also made certain administrative changes.  Also on that date, in order to facilitate TA’s agreement with Shell, we entered into a subordination, non-disturbance and attornment agreement with Shell, whereby we agreed to recognize Shell’s license

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

and other rights with respect to the natural gas fueling lanes at our travel centers leased to TA on certain conditions and in certain circumstances.

On July 1, 2013, we purchased land that we previously leased from a third party and subleased to TA under the TA No. 1 lease.  Effective as of that date, rents due to that third party and TA’s reimbursement of those rents to us under the terms of the TA No. 1 lease ceased.  Also on that date, we and TA amended the TA No. 1 lease to reflect our direct lease to TA of that land and certain minor properties adjacent to existing travel centers included in the TA No. 1 lease that we purchased and to increase the annual rent payable by TA to us by 8.5% of our total investment in these properties, or $537.

Relationship with RMR

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of the office building component of only one property in Baltimore, MD, which property is adjacent to a Royal Sonesta hotel.

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

Pursuant to our business management and property management agreements with RMR, we recognized aggregate business management fees and property management fees of $10,050 and $9,934 for the three months ended June 30, 2013 and 2012, respectively, and $19,967 and $18,582 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

Relationship with Sonesta

On January 31, 2012, pursuant to a series of transactions, we effectively acquired entities that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and had leasehold interests in the New Orleans Hotel, for approximately $150,500.  On that date, in connection with these transactions, we entered into hotel management agreements with Sonesta to manage the Cambridge Hotel and the New Orleans Hotel.  Since that time, we have rebranded additional hotels to Sonesta brands and management.  We currently lease all hotels that we own and which are managed by Sonesta to one of our TRSs.

In April 2012, we entered into a pooling agreement with Sonesta that combined our management agreements with Sonesta for hotels that we owned for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement.  The management agreements for all of our hotels managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, were included in the Sonesta No. 1 agreement.  On June 28, 2013, we acquired the fee interest in the New Orleans Hotel from the third party owner from which we previously leased that hotel and, as a result, the lease with the third party terminated. Simultaneous with this acquisition, we and Sonesta amended and restated the prior management agreement we had with Sonesta for this hotel.  The terms of the amended and restated management agreement are substantially the

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

same as those contained in our other management agreements with Sonesta relating to full service hotels and this management agreement was added to our pooling agreement with Sonesta.  We now refer to the pooling agreement and combination of our 22 Sonesta branded hotels and management agreements as our Sonesta agreement.  See Note 11 for further information about our management agreements with Sonesta.

In May 2013, we acquired a full service hotel in Duluth, GA and this hotel has been branded a Sonesta hotel, Sonesta Gwinnett Place.  Sonesta is managing this hotel pursuant to a hotel management agreement on terms consistent with our other applicable hotel management agreements with Sonesta.  This hotel management agreement has been added to the Sonesta agreement.  We expect to invest approximately $4,600 to renovate this hotel to Sonesta brand standards.

Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $2,379 and $1,173 for the three months ended June 30, 2013 and 2012, respectively, and $3,851 and $1,633 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of income and comprehensive income.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $1,141 and zero dollars for the three months ended June 30, 2013 and 2012, respectively, and $1,623 and zero dollars for the six months ended June 30, 2013 and 2012, respectively.  These amounts have been capitalized in our condensed consolidated balance sheets.  Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the lessor.

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta.  In addition, RMR also provides certain services to Sonesta.

Relationship with AIC

We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of June 30, 2013, we have invested $5,209 in AIC since its formation in November 2008.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,703 and $5,629 as of June 30, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  We recognized income of $79 and $76 for the three months ended June 30, 2013 and 2012, respectively, and $155 and $121 for the six months ended June 30, 2013 and 2012, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term and we were charged a premium, including taxes and fees, of $6,842 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 11. Hotel Management Agreements and Leases

Marriott No. 1 agreement. Our lease with Host Hotels & Resorts, Inc., or Host, for 53 hotels which we have historically referred to as our Marriott No. 1 agreement expired on December 31, 2012. As required upon the expiration of the

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

agreement, we paid the $50,540 security deposit we held to Host. Effective January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott International Inc., or Marriott. This management agreement expires in 2024. Because we no longer hold a security deposit for this agreement, the minimum returns we receive under this agreement will be limited to available hotel cash flow after payment of operating expenses.

Marriott No. 234 agreement.  During the three and six months ended June 30, 2013, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $104,438, were $2,584 and $4,288 less than the minimum amounts contractually required, respectively.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019.  During the three months ended June 30, 2013, the amount available under Marriott’s guaranty was replenished by $5,388 of cash flows from these hotels in excess of the guaranteed portion of our minimum returns.  Marriott was not required to make any guarantee payments during the six months ended June 30, 2013 because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,707 as of June 30, 2013. Also, during the period from June 30, 2013 to August 6, 2013, the payments we received for these hotels were $1,729 less than the contractual minimum returns due to us.

We currently expect to fund $19,200 of capital improvements during the remainder of 2013 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We funded $28,900 during the six months ended June 30, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

InterContinental agreement.  During the three months ended June 30, 2013, the payments we received under our agreement with InterContinental Hotels Group, plc, or InterContinental, covering 91 hotels and requiring annual minimum returns to us of $135,159, were $5,917 more than the minimum amounts contractually required.  We replenished the available security deposit with the $5,917 of excess payments to recover payment shortfalls applied to the security deposit during the first quarter of 2013.  During the six months ended June 30, 2013 we have been paid all of our minimum returns due for the period.  The available balance of this security deposit was $26,466 as of June 30, 2013.  Also, during the period from June 30, 2013 to August 6, 2013, the payments we received under our InterContinental agreement were $37 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  The remaining balance of the security deposit was $26,429 as of August 6, 2013.

When we reduce the amounts of the security deposits we hold for this agreement or any other operating agreements for payment deficiencies, we record income equal to the amounts by which this deposit is reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow.  Under all of our hotel contracts that include a security deposit, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective contracts.

We currently expect to fund $63,000 of capital improvement during the remainder of 2013 to complete renovations at certain of the hotels included in our InterContinental agreement.  We did not make any fundings during the six months ended June 30, 2013.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement.  Our management agreement with Sonesta provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement, if gross revenues of the hotels, after payment of hotel operating expenses and base fees to Sonesta, are sufficient to do so.  In addition to recurring capital expenditures, we currently expect to fund an aggregate of $200,000 for rebranding, renovations and other improvements in 2013 and 2014 to these hotels.  We funded $47,715 of this amount during the six months ended June 30, 2013.  The annual

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

minimum returns due to us under the Sonesta agreement will increase by 8% to the extent amounts funded for these improvements exceed threshold amounts, as defined.

We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods.  Accordingly, the returns we receive from hotels managed by Sonesta is limited to available hotel cash flow after payment of operating expenses.

See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement.  On August 1, 2013, we acquired a full service hotel in Florham Park, NJ for $52,750, excluding the closing costs, and added it to our Wyndham Worldwide Corporation, or Wyndham, agreement. Our annual minimum returns under the Wyndham agreement increased by $4,220 and the limited guaranty provided by Wyndham increased to $35,656 upon closing of this hotel acquisition (and the annual maximum guarantee payment increased to $17,828).

We currently expect to fund $75,590 of capital improvements in 2013 to complete renovations at certain of the hotels included in our Wyndham agreement, including $10,000 related to the Florham Park, NJ hotel described above. We funded $19,142 of this amount during the six months ended June 30, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Other management agreement and lease matters.  As of August 6, 2013, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of our hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott, with respect to the 68 hotels (Marriott No. 234 agreement) managed by Marriott is limited to $40,000 ($30,707 remaining at June 30, 2013) and expires on December 31, 2019. The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($16,222 remaining at June 30, 2013). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($21,484 remaining at June 30, 2013). The guarantee provided by Wyndham with respect to the 21 hotels managed by Wyndham is limited to $29,000 ($15,220 remaining at June 30, 2013). Certain of these guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $8,018 and $3,081 less than the minimum returns due to us for the three months ended June 30, 2013 and 2012, respectively, and $30,369 and $26,396 less than the minimum returns due to us for the six months ended June 30, 2013 and 2012, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $1,267 and $535 in the three months ended June 30, 2013 and 2012, respectively, and $8,772 and $20,027 in the six months ended June 30, 2013 and 2012, respectively. We had $6,751 and $2,546 of shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements during the three months ended June 30, 2013 and 2012, respectively, and $21,597 and $6,369 during the six months ended June 30, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at June 30, 2013, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities (1)	$27,888	$27,888	$—	$—
Long lived assets held and used (2)	$4,108	$—	$—	$4,108

(1)         Our investment securities, consisting of our 2,540,000 shares of TA, which are included in our other assets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $9,267.  The unrealized gain for these securities as of June 30, 2013, is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)         In performing our periodic evaluation of real estate assets for impairment as of June 30, 2013, we revised our assumptions regarding one hotel that we plan to sell.  As a result, we recorded a $2,171, or $0.02 per share, loss on asset impairment during the three months ended June 30, 2013 to reduce the carrying value of this hotel to its estimated fair value.  We estimated the fair value of this hotel using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At June 30, 2013 and December 31, 2012, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2014 at 7.875%	$300,000	$326,191	$300,000	$333,360
Senior Notes, due 2015 at 5.125%	280,000	295,893	280,000	298,926
Senior Notes, due 2016 at 6.3%	275,000	300,273	275,000	306,078
Senior Notes, due 2017 at 5.625%	300,000	328,136	300,000	335,173
Senior Notes, due 2018 at 6.7%	350,000	404,353	350,000	417,293
Senior Notes, due 2022 at 5%	500,000	505,412	500,000	531,343
Senior Notes, due 2023 at 4.5%	300,000	290,389	—	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,925	8,478	9,092
Unamortized discounts	(10,628)	—	(11,120)	—
Total financial liabilities	$2,302,850	$2,459,572	$2,002,358	$2,231,265

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

Overview (dollar amounts in thousands, except per share amounts)

For the quarter ended June 30, 2013 compared to the same period in 2012 for our 287 comparable hotels: average daily rate, or ADR, increased 1.8% to $104.93; occupancy increased 3.8 percentage points to 76.9%; and revenue per available room, or RevPAR, increased 7.1% to $80.69.

During the quarter ended June 30, 2013, we had 42 comparable hotels under renovation for all or part of the quarter.  For the quarter ended June 30, 2013 compared to the same period in 2012 for our 245 comparable hotels not under renovation: ADR increased 1.5% to $107.48; occupancy increased 5.2 percentage points to 78.4%; and RevPAR increased 8.7% to $84.26.

For the six months ended June 30, 2013 compared to the same period in 2012 for our 285 comparable hotels: ADR increased 2.9% to $102.79; occupancy increased 3.0 percentage points to 71.6%; and RevPAR increased 7.4% to $73.60.

During the six months ended June 30, 2013, we had 53 comparable hotels under renovation for all or part of the period.  For the six months ended June 30, 2013 compared to the same period in 2012 for our 232 comparable hotels not under renovation: ADR increased 2.4% to $104.08; occupancy increased 4.7 percentage points to 73.5%; and RevPAR increased 9.4% to $76.50.

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

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the lodging industry takes an extended period to recover from the severe declines experienced during the recent recession, if economic conditions decline, or if our hotel renovation activities described above do not result in improved operating results at these hotels.  Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum return shortfalls.  If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

Marriott No. 1 agreement.  Our lease with Host for 53 hotels, which we have historically referred to as our Marriott No. 1 agreement, expired on December 31, 2012. As required upon the expiration of the lease, we paid the $50,540 security deposit we held to Host. Effective January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott International Inc., or Marriott. This management agreement expires in 2024. Because we no longer hold a security deposit for this agreement, the minimum returns we receive under this agreement will be limited to available hotel cash flow after payment of operating expenses.

Marriott No. 234 agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and six months ended June 30, 2013, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $104,438, were $2,584 and $4,288 less than the minimum amounts

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

contractually required, respectively.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019.  During the three months ended June 30, 2013, the amount available under Marriott’s guaranty was replenished by $5,388 of cash flows from these hotels in excess of the guaranteed portion of our minimum returns.  Marriott was not required to make any guarantee payments during the six months ended June 30, 2013 because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,707 as of June 30, 2013. Also, during the period from June 30, 2013 to August 6, 2013, the payments we received for these hotels were $1,729 less than the contractual minimum returns due to us.

InterContinental agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three months ended June 30, 2013, the payments we received under our agreement with InterContinental covering 91 hotels and requiring minimum returns to us of $135,159, were $5,917 more than the annual minimum amounts contractually required.  We replenished the available security deposit with the $5,917 of excess payments to recover payment shortfalls applied to the security deposit during the first quarter of 2013.  During the six months ended June 30, 2013, we have been paid all of our minimum returns due for the period.  The available balance of this security deposit was $26,466 as of June 30, 2013.  Also, during the period from June 30, 2013 to August 6, 2013, the payments we received under our InterContinental agreement were $37 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.  The remaining balance of the security deposit was $26,429 as of August 6, 2013.

Other management agreement and lease matters. As of August 6, 2013, all payments due to us from our managers and tenants under our other operating agreements were current.  Additional details of our guarantees from Hyatt, Carlson and Wyndham and our agreements with TA and Sonesta are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.  Other information about TA is set forth in Note 10 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

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

Management Agreements and Leases

At June 30, 2013, we owned 290 hotels operated under nine operating agreements; 287 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies. Three are leased to hotel operating companies.  At June 30, 2013, we also owned 185 travel centers that are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table on pages 30 through 32 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	For the Three Months Ended June 30,
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$349,877	$265,068	$84,809	32.0%
Rental income:
Minimum rents - hotels	7,908	22,096	(14,188)	(64.2)%
Minimum rents - travel centers	53,948	51,592	2,356	4.6%
Total rental income	61,856	73,688	(11,832)	(16.1)%
FF&E reserve income	589	4,427	(3,838)	(86.7)%

Expenses:
Hotel operating expenses	248,543	193,219	55,324	28.6%
Depreciation and amortization - hotels	49,550	42,603	6,947	16.3%
Depreciation and amortization - travel centers	24,048	21,674	2,374	11.0%
Total depreciation and amortization	73,598	64,277	9,321	14.5%
General and administrative	11,918	11,475	443	3.9%
Acquisition related costs	1,814	504	1,310	259.9%
Loss on asset impairment	2,171	—	2,171	n/a

Operating income	74,278	73,708	570	0.8%

Interest income	60	51	9	17.6%
Interest expense	(35,014)	(32,714)	2,300	7.0%
Equity in earnings of an investee	79	76	3	3.9%
Income before income taxes	39,403	41,121	(1,718)	(4.2)%
Income tax benefit (expense)	5,950	(3,435)	(9,385)	(273.2)%

Net income	45,353	37,686	7,667	20.3%
Preferred distributions	(8,097)	(10,722)	2,625	(24.5)%
Net income available for common shareholders	37,256	26,964	10,292	38.2%
Weighted average shares outstanding	139,743	123,560	16,183	13.1%
Net income available for common shareholders per common share	$0.27	$0.22	$0.05	22.7%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012.

The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed in January 2013 ($65,036), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($25,813) and the effects of our hotel acquisitions since April 1, 2012 ($5,660).  These increases were partially offset by decreased revenues at certain of our managed hotels recently rebranded or undergoing renovations during the 2013 period due to decreases in ADR and lower occupancies ($5,917) and the effects of our hotel dispositions since April 1, 2012 ($5,783).  Additional operating statistics of our hotels are included in the table on page 33.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($16,893), partially offset by the effects of our hotel acquisitions since April 1, 2012 ($2,526) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1, 2012 ($179).

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since April 1, 2012. Rental income for the 2013 and 2012 periods includes ($83) and ($69) of adjustments to record rent on a straight line basis, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed in January 2013 ($3,662) and decreased levels of sales at certain of our leased hotels ($176). We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed in January 2013 ($40,891), increased expenses associated primarily with higher occupancies at certain of our managed hotels ($24,192) and the effect of our acquisitions since April 1, 2012 ($5,785), partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during the 2013 period due to lower occupancies ($11,150) and the effect of our hotel dispositions since April 1, 2012 ($5,877).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $8,018 and $3,081, less than the minimum returns due to us in the three months ended June 30, 2013 and 2012, respectively.  When the managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $1,267 and $535 in the three months ended June 30, 2013 and 2012, respectively.  We had $6,751 and $2,546 of shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements during the three months ended June 30, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since April 1, 2012 ($6,833) and the effect of our hotel acquisitions since April 1, 2012 ($2,168), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2012 ($2,054).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since April 1, 2012.

The increase in general and administrative costs is primarily due to an increase in business management fees resulting from the increased size of our business and higher professional services expenses.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded a $2,171 loss on asset impairment in the 2013 period in connection with our plan to sell one hotel.

The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2013 period compared to the 2012 period.

The increase in interest income is due to higher average cash balances during the 2013 period.

The increase in interest expense is primarily due to higher average borrowings, partially offset by a lower weighted average interest rate in 2013.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded a $6,868 tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs and recognized lower state income taxes during the 2013 period.

The decrease in preferred distributions is the result of our redemption of 6,000,000 shares of our 7.0% Series C cumulative redeemable preferred shares in September 2012.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended June 30, 2013, compared to the prior year period, are primarily a result of the changes discussed above.  On a per share basis, the percentage increase in net income available for common shareholders is lower as a result of our issuance of common shares pursuant to a public offering in March 2013.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	For the Six Months Ended June 30,
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$641,528	$490,053	$151,475	30.9%
Rental income:
Minimum rents - hotels	16,630	44,039	(27,409)	(62.2)%
Minimum rents - travel centers	107,438	102,909	4,529	4.4%
Total rental income	124,068	146,948	(22,880)	(15.6)%
FF&E reserve income	1,192	7,602	(6,410)	(84.3)%

Expenses:
Hotel operating expenses	455,192	343,240	111,952	32.6%
Depreciation and amortization - hotels	98,227	82,562	15,665	19.0%
Depreciation and amortization - travel centers	47,651	43,078	4,573	10.6%
Total depreciation and amortization	145,878	125,640	20,238	16.1%
General and administrative	24,062	21,997	2,065	9.4%
Acquisition related costs	2,090	1,564	526	33.6%
Loss on asset impairment	2,171	889	1,282	144.2%

Operating income	137,395	151,273	(13,878)	(9.2)%

Interest income	79	117	(38)	(32.5)%
Interest expense	(70,202)	(66,806)	3,396	5.1%
Equity in earnings of an investee	155	121	34	28.1%
Income before income taxes	67,427	84,705	(17,278)	(20.4)%
Income tax benefit (expense)	5,432	(4,071)	(9,503)	(233.4)%

Net income	72,859	80,634	(7,775)	(9.6)%
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(2,944)	2,944	n/a
Preferred distributions	(16,194)	(21,910)	5,716	(26.1)%
Net income available for common shareholders	56,665	55,780	885	1.6%
Weighted average shares outstanding	132,624	123,541	9,083	7.4%
Net income available for common shareholders per common share	$0.43	$0.45	$(0.02)	(4.4)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012.

The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed in January 2013 ($118,724), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($42,898) and the effects of our hotel acquisitions since January 1, 2012 ($15,832).  These increases were partially offset by decreased revenues at certain of our managed hotels recently rebranded or undergoing renovations during the 2013 period due to decreases in ADR and lower occupancies ($14,995) and the effects of our hotel dispositions since January 1, 2012 ($10,984).  Additional operating statistics of our hotels are included in the table on page 33.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($33,107), partially offset by the effects of our hotel acquisitions since January 1, 2012 ($5,019) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2012 ($679).

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2012. Rental income for the 2013 and 2012 periods includes ($156) and $287 of adjustments to record rent on a straight line basis, respectively.

The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed in January 2013 ($6,837), partially offset by increased levels of sales at certain of our leased hotels ($427).

The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed in January 2013 ($78,385), increased expenses associated primarily with higher occupancies at certain of our managed hotels ($31,974) and the effect of our hotel acquisitions since January 1, 2012 ($17,721), partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during the 2013 period due to lower occupancies ($16,162) and the effect of our hotel dispositions since January 1, 2012 ($11,127).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $30,369 and $26,396, less than the minimum returns due to us in the six months ended June 30, 2013 and 2012, respectively.  When the managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $8,772 and $20,027 in the six months ended June 30, 2013 and 2012, respectively.  We had $21,597 and $6,369 of shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements during the six months ended June 30, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2012 ($15,474) and the effect of our hotel acquisitions since January 1, 2012 ($4,538), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2012 ($4,347).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2012.

The increase in general and administrative costs is primarily due to an increase in business management fees resulting from the increased size of our business and higher professional services expenses.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded a $2,171 loss on asset impairment in the 2013 period in connection with our plan to sell one hotel. We recorded an $889 loss on asset impairment in the 2012 period in connection with our decision to remove certain hotels from held for sale status.

The decrease in operating income is primarily due to the revenue and expense changes discussed above.

The decrease in interest income is due to lower average cash balances during the 2013 period.

The increase in interest expense is primarily due to higher average borrowings, partially offset by a lower weighted average interest rate during the 2013 period.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recorded a $6,868 tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs and recognized lower income tax expense primarily as a result of lower state income taxes during the 2013 period.

Our net income available for common shareholders in the 2012 period was reduced by $2,944, which represented the amount by which the liquidation for our Series B cumulative redeemable preferred shares that we redeemed in February 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

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

The decrease in net income, increase in net income available for common shareholders and the decrease in net income available for common shareholders per common share in the six months ended June 30, 2013, compared to the prior year period, are primarily a result of the changes discussed above.  On a per share basis, net income available for common shareholders decreased as a result of the changes noted above and our issuance of common shares pursuant to a public offering in March 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2013, all 475 of our properties were operated under 11 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.  Our hotel managers include Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans Hotel Group Co., or Morgans.  Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables on pages 30 through 32.  During the twelve months ended June 30, 2013, eight of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those eight hotel operating agreements of 0.08x to 0.92x); our Marriott No. 1 agreement generated coverage of 1.04x during the twelve months ended June 30, 2013.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended June 30, 2013, the operating results from our 185 properties in our two travel center leases generated coverage of 1.60x.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred eight (308) of our properties, representing 61% of our total historical investments at cost as of June 30, 2013, are operated under seven management arrangements or leases which are subject to full or limited guarantees.  These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed or secured amounts due to us.  Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of June 30, 2013, are secured by a security deposit which we control.  Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the security features in our agreements to cover these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the lodging industry does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities described above do not result in improved operating results at these hotels.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured.  If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders.

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

Changes in our cash flows in the six months ended June 30, 2013 compared to the same period in 2012 were as follows: (1) cash flow provided by operating activities decreased from $180,433 in 2012 to $171,904 in 2013; (2) cash used in investing activities increased from $301,784 in 2012 to $311,842 in 2013; and (3) cash provided by financing activities increased from $137,819 in 2012 to $320,625 in 2013.

The decrease in cash provided by operating activities for the six month period ended June 30, 2013 as compared to the corresponding prior year period is due primarily to changes in working capital during the 2013 period.  The increase in cash used in investing activities for the six month period ended June 30, 2013 as compared to the corresponding prior year period is primarily due to increased acquisition activities in the 2013 period.  The increase in cash provided by financing activities for the six month period ended June 30, 2013 as compared to the corresponding prior year period is primarily due to a decrease in the amount of debt repayments in the 2013 period and the redemption of our Series B preferred shares in the 2012 period.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2013, our hotel managers and hotel tenants deposited $13,718 to these accounts and $49,382 was spent from the FF&E reserve escrow accounts and from separate payments by us to

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

renovate and refurbish our hotels.  As of June 30, 2013, there was $34,800 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2013, we funded $96,577 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the six months ended June 30, 2013, we funded $820 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently do not expect to make additional fundings for capital improvements under this agreement during the remainder of 2013.

•                  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $126,100 of funding for renovations of certain of these hotels and for other improvements. As of June 30, 2013, $106,900 has been funded. We funded $28,900 of this amount during the six months ended June 30, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $19,200 during the remainder of 2013 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of June 30, 2013, $212,768 has been funded. We made no fundings during the six months ended June 30, 2013.  We currently expect to fund $63,000 during the remainder of 2013 and the remaining $14,232 in 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $200,000 of funding for rebranding, renovations and other improvements to the 22 hotels included in our Sonesta agreement.  As of June 30, 2013, $62,615 has been funded. During the six months ended June 30, 2013, we funded $47,715 for capital expenditures under this agreement using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $79,000 during the remainder of 2013 and the remaining $62,512 in 2014, using existing cash balances or borrowings under our revolving credit facility. As we fund improvements pursuant to our Sonesta agreement, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined.

•                  Pursuant to the May 2012 and November 2012 agreements we entered with Wyndham for the management of 21 hotels, we expect to provide an aggregate of $93,000 for refurbishment and rebranding of these 21 hotels. We have also agreed to provide up to $10,000 for the rebranding and renovation of the full service hotel we acquired on August 1, 2013 that was added to our Wyndham agreement.  As of June 30, 2013, $27,410 has been funded. We funded $19,142 of this amount during the six months ended June 30, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $75,590 during the remainder of 2013 using existing cash balances and borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

funded $45,229 for purchases of capital improvements under these lease provisions during the six months ended June 30, 2013 and currently expect to fund approximately $35,000 for purchases of capital improvements to our travel center properties during the remainder of 2013, using existing cash balances or borrowings under our revolving credit facility.  However, TA is not obligated to request and we are not obligated to purchase any such improvements.

On each of January 15, 2013, April 15, 2013 and July 15, 2013, we paid a $0.4453125 per share distribution to our Series D preferred shareholders with respect to the periods ended January 14, 2013, April 14, 2013 and July 14, 2013, respectively. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On each of February 15, 2013 and May 15, 2013, we paid a $0.4375 per share distribution to our Series C preferred shareholders with respect to the periods ended February 14, 2013 and May 14, 2013, respectively.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

On each of February 22, 2013 and May 24, 2013, we paid a $0.47 per share distribution to our common shareholders.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On July 10, 2013, we declared a $0.47 per share distribution to our common shareholders of record on July 26, 2013. We expect to pay this amount on or about August 23, 2013 using cash on hand and borrowings under our revolving credit facility.

On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering. We used the net proceeds from this sale (approximately $393,474 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and for general business purposes.

On June 6, 2013, we issued $300,000 of 4.5% unsecured senior notes due in 2023 in a public offering. Net proceeds from this offering ($297,132 after underwriting and other offering expenses) were used for the acquisition of the New Orleans Hotel, to fund the redemption of our 7% Series C Cumulative Redeemable Preferred Shares and for general business purposes.

On July 1, 2013, we redeemed all of our 6,700,000 outstanding shares of 7% Series C Cumulative Redeemable Preferred Shares for $25.00 per share (an aggregate of $167,500) plus accrued and unpaid distributions.  We expect to recognize a loss in the third quarter of 2013 of $5,627 on the excess of the liquidation preference of the redeemed shares over their carrying amount.  We funded this redemption with proceeds from our senior notes offering described above.

On February 27, 2013, we announced that we had entered a letter of intent with NH Hoteles, S.A., or NH Hoteles, for investments with NH Hotels in Latin America, Europe and the United States totaling approximately $375,000.  On April 24, 2013, NH Hoteles notified us that it was unable to obtain the necessary bank approvals to allow it to complete the transaction as outlined in the letter of intent.  We subsequently held discussions with NH Hoteles about possible modifications or alternatives to the proposed transaction as originally announced but were unable to reach agreement and are no longer pursuing this transaction.

On May 17, 2013, we acquired a 426 room full service hotel in Duluth, GA for $29,700, excluding closing costs, using cash on hand.

On June 28, 2013, we acquired the fee interest in the New Orleans Hotel for $120,500, excluding closing costs, with proceeds from our 4.5% Senior Notes offering described above.

On July 1, 2013, we acquired the fee interest in a travel center we previously leased from a third party and subleased to TA.  We also acquired land parcels adjacent to three of our other travel centers and leased these to TA.  We funded these transactions (aggregate consideration of $6,323) with cash on hand.

On August 1, 2013, we acquired a 219 room full service hotel in Florham Park, NJ for $52,750, excluding closing costs using cash on hand and borrowings under our revolving credit facilities.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium of 130 basis points as of June 30, 2013. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.50%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.51% for the six months ended June 30, 2013. As of June 30, 2013 and August 6, 2013, we had $90,000 and $120,000, respectively, outstanding under our revolving credit facility and $660,000 and $630,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at June 30, 2013.

Our term debt maturities (other than our revolving credit facility) as of June 30, 2013 were as follows: $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.  None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at June 30, 2013, consist of our outstanding borrowings under our revolving credit facility, our $400,000 unsecured term loan and $2,313,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June 30, 2013, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2013, we owned 290 hotels and 185 travel centers under 11 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 185 travel centers are leased to and operated by TA under two lease agreements.

The tables on the following pages summarize significant terms of our leases and management agreements as of June 30, 2013, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum(2)	June 30,		June 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent	2013	2012	2013	2012
Marriott (No. 1) (4)	53	7,610	$678,759	$67,382	1.31x	1.14x	1.04x	0.88x
Marriott (No. 234) (5)	68	9,145	980,389	104,438	1.03x	1.08x	0.92x	0.79x
Marriott (No. 5) (6)	1	356	90,078	9,902	0.47x	0.40x	0.40x	0.48x
Marriott Total	122	17,111	1,749,226	181,722	1.10x	1.06x	0.94x	0.81x
InterContinental (7)	91	13,513	1,362,904	135,159	1.14x	0.96x	0.90x	0.90x
Sonesta (8)	22	4,610	727,035	54,809	0.71x	1.55x	0.27x	1.09x
Hyatt (9)	22	2,724	301,942	22,037	1.04x	1.00x	0.86x	0.78x
Wyndham(10)	21	3,386	256,386	18,259	0.66x	1.35x	0.08x	0.74x
Carlson (11)	11	2,096	209,895	12,920	0.99x	0.84x	0.79x	0.70x
Morgans (12)	1	372	120,000	5,956	0.95x	0.57x	0.80x	0.78x
Hotels Total	290	43,812	4,727,388	430,862	1.04x	1.08x	0.82x	0.86x
TA (No. 1) (13)	145	—	1,976,960	157,795	1.79x	2.11x	1.61x	1.74x
TA (No. 2) (14)	40	—	766,867	59,976	1.73x	2.08x	1.59x	1.72x
TA Total	185	—	2,743,827	217,771	1.77x	2.10x	1.60x	1.73x
Total	475	43,812	$7,471,215	$648,633	1.29x	1.45x	1.08x	1.16x

(1)         Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)         Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flow as defined in the management agreement. Payment of these additional amounts are not guaranteed or secured by deposits.

(3)         We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, Wyndham and Morgans agreements include data for periods prior to our ownership or leasing of certain hotels. Coverage amounts for our Sonesta and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager. Coverage amounts for our Marriott No. 234 and InterContinental agreements exclude data for hotels removed from the agreements during 2012.

(4)         Our lease with a subsidiary of Host for 53 Courtyard by Marriott® branded hotels in 24 states expired on December 31, 2012 and we paid the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these 53 hotels to one of our TRSs and continued the existing combination management agreement with a subsidiary of Marriott, which expires in 2024; Marriott has three renewal options for 12 years each for all, but not less than all, of the hotels.

Because we no longer hold a security deposit for this agreement, payment by Marriott of the minimum return due to us under the management agreement is limited to available hotel cash flow after payment of operating expenses. In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement. As of June 30, 2013, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return. This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019. As of June 30, 2013, the available Marriott guaranty was $30,707.

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

We originally held a security deposit of $73,872 under this agreement. As of June 30, 2013, we have applied $47,406 of the security deposit to cover shortfalls in the payments of our minimum return and rent. As of June 30, 2013, the balance of this security deposit was $26,466. This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

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

(8)         On June 28, 2013, we acquired the fee interest in the New Orleans Hotel from the third party owner from which we previously leased this hotel.  Sonesta previously managed the hotel under an agreement we referred to as Sonesta No. 2.  In connection with the acquisition of the fee interest in the hotel, the lease with the third party terminated and we and Sonesta entered into an amended and restated management agreement and added the hotel to our existing portfolio of 21 hotels previously referred to as our Sonesta No. 1 agreement.  We now refer to our 22 Sonesta branded hotels as our Sonesta agreement.

We lease 22 of our Sonesta branded hotels (four Royal Sonesta®, three Sonesta® and 15 Sonesta ES Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to available hotel cash flow after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flow deficits, if any.

In addition to our minimum return, this management agreement provides for payment to us of 80% of available cash flow after payment of hotel operating expenses, management fees to Sonesta, our minimum return and reimbursement of operating loss or working capital advances, if any.

(9)         We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return. As of June 30, 2013, the available Hyatt guaranty was $16,222. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(10)  We lease our 21 Wyndham branded hotels (five Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2037; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels. We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum.

We originally had a guaranty of $29,000 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $14,500. As of June 30, 2013, the available Wyndham guaranty was $15,220. This guaranty expires in 2019.

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

(11)  We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs. The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return. As of June 30, 2013, the available Carlson guaranty was $21,484. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)  We lease the Clift Hotel, a full service hotel in San Francisco, CA to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease provides for annual initial rent to us of $5,956. On October 14, 2014, the rent due to us will be increased based on changes in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although these lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent and we recognize rental income from this lease on a cash basis in accordance with GAAP.

(13)  We lease our 145 TA® branded travel centers in 39 states to a subsidiary of TA under a lease that expires in 2022.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits). The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,150 of ground rent paid by TA for properties we lease and sublease to TA. This lease is guaranteed by TA.

(14)  We lease our 40 Petro® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits). We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. This lease is guaranteed by TA.

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

		No. of	Three Months Ended			Six Months Ended
	No. of	Rooms /	June 30, (1)			June 30, (1)
	Hotels	Suites	2013	2012	Change	2013	2012	Change
ADR
Marriott (No. 1)	53	7,610	$117.54	$112.54	4.4%	$117.15	$112.39	4.2%
Marriott (No. 234)	68	9,145	112.27	107.22	4.7%	111.77	106.03	5.4%
Marriott (No. 5)	1	356	214.94	217.91	-1.4%	217.47	214.00	1.6%
Subtotal / Average Marriott	122	17,111	116.90	112.56	3.9%	116.69	111.87	4.3%
InterContinental	91	13,513	94.29	90.21	4.5%	95.70	91.11	5.0%
Sonesta	22	4,610	131.73	136.89	-3.8%	128.57	131.63	-2.3%
Hyatt	22	2,724	96.02	94.18	2.0%	95.73	94.11	1.7%
Wyndham	21	3,386	75.64	79.89	-5.3%	71.79	75.92	-5.4%
Carlson	11	2,096	92.50	89.62	3.2%	93.19	91.08	2.3%
Morgans	1	372	234.52	230.27	1.8%	235.02	232.21	1.2%
All hotels	290	43,812	$106.80	$104.52	2.2%	$106.61	$103.64	2.9%

OCCUPANCY
Marriott (No. 1)	53	7,610	$72.3%	$70.6%	1.7 pts	$66.4%	$65.6%	0.8 pts
Marriott (No. 234)	68	9,145	75.3%	70.6%	4.7 pts	70.7%	66.7%	4.0 pts
Marriott (No. 5)	1	356	81.1%	85.1%	-4.0 pts	83.6%	83.8%	-0.2 pts
Subtotal / Average Marriott	122	17,111	74.1%	70.9%	3.2 pts	69.0%	66.6%	2.4 pts
InterContinental	91	13,513	81.8%	71.4%	10.4 pts	76.5%	67.6%	8.9 pts
Sonesta	22	4,610	75.2%	79.5%	-4.3 pts	67.4%	73.2%	-5.8 pts
Hyatt	22	2,724	79.5%	77.7%	1.8 pts	76.5%	74.2%	2.3 pts
Wyndham	21	3,386	69.4%	74.7%	-5.3 pts	63.5%	69.3%	-5.8 pts
Carlson	11	2,096	72.6%	68.9%	3.7 pts	69.1%	66.1%	3.0 pts
Morgans	1	372	91.4%	76.1%	15.3 pts	85.6%	74.9%	10.7 pts
All hotels	290	43,812	$76.6%	$72.7%	3.9 pts	$71.3%	$68.4%	2.9 pts

RevPAR
Marriott (No. 1)	53	7,610	$84.98	$79.45	7.0%	$77.79	$73.73	5.5%
Marriott (No. 234)	68	9,145	84.54	75.70	11.7%	79.02	70.72	11.7%
Marriott (No. 5)	1	356	174.32	185.44	-6.0%	181.80	179.33	1.4%
Subtotal / Average Marriott	122	17,111	86.62	79.81	8.5%	80.52	74.51	8.1%
InterContinental	91	13,513	77.13	64.41	19.7%	73.21	61.59	18.9%
Sonesta	22	4,610	99.06	108.83	-9.0%	86.66	96.35	-10.1%
Hyatt	22	2,724	76.34	73.18	4.3%	73.23	69.83	4.9%
Wyndham	21	3,386	52.49	59.68	-12.0%	45.59	52.61	-13.3%
Carlson	11	2,096	67.16	61.75	8.8%	64.39	60.20	7.0%
Morgans	1	372	214.35	175.24	22.3%	201.18	173.93	15.7%
All hotels	290	43,812	$81.81	$75.99	7.7%	$76.01	$70.89	7.2%

(1)         Operating data for our Sonesta, Wyndham and Morgans agreements include data for periods prior to our ownership of certain hotels and amounts for our Sonesta and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager. Operating data for our Marriott No. 234 and InterContinental agreements exclude data for hotels removed from the agreement during 2012.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including:  TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta manages several of our hotels for our TRSs; we previously sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our 2012 Annual Report, our Proxy Statement dated March 1, 2013 for the Annual Meeting of Shareholders held on May 15, 2013, or our Proxy Statement, our Current Report on Form 8-K dated March 6, 2013, and our other filings with the SEC, including Note 8 to our consolidated financial statements included in our 2012 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2012 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2012 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our 2012 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three and six months ended June 30, 2013 and 2012. We believe that this data may facilitate an understanding of our condensed consolidated historical operating results. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs and the deferred income tax benefit described below. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2013 and 2012 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements to FFO and Normalized FFO, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available for common shareholders	$37,256	$26,964	$56,665	$55,780
Depreciation and amortization expense	73,598	64,277	145,878	125,640
Loss on asset impairment (1)	2,171	—	2,171	889
FFO	113,025	91,241	204,714	182,309
Deferred percentage rent (2)	672	1,253	1,282	2,562
Acquisition related costs (3)	1,814	504	2,090	1,564
Excess of liquidation preference over carrying value of preferred shares redeemed (4)	—	—	—	2,944
Deferred income tax benefit (5)	(6,868)	—	(6,868)	—
Normalized FFO	$108,643	$92,998	$201,218	$189,379

Weighted average shares outstanding	139,743	123,560	132,624	123,541

FFO available for common shareholders per share	$0.81	$0.74	$1.54	$1.48
Normalized FFO available for common shareholders per share	$0.78	$0.75	$1.52	$1.53
Distributions declared per share	$0.47	$0.45	$0.47	$0.45

(1)         We recorded a $2,171, or $0.02 per share, loss on asset impairment in the three months ended June 30, 2013 in connection with our plan to sell one hotel.  We recorded an $889, or $0.01 per share, loss on asset impairment in the six months ended June 30, 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.

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

(4)         On February 13, 2012, we redeemed all of our outstanding Series B Preferred Shares at their liquidation preference of $25 per share, plus accumulated and unpaid distributions. The liquidation preference of the redeemed shares exceeded our carrying amount for the redeemed shares as of the date of redemption by $2,944, and we reduced net income available to common shareholders for the six months ended June 30, 2012, by that excess amount.

(5)         We recorded a $6,868, or $.05 per share, tax benefit in the three months ended June 30, 2013 in connection with the restructuring of certain of our TRSs.

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

As of June 30, 2013, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$300,000	7.875%	$23,625	2014	Semi-Annually
280,000	5.125%	14,350	2015	Semi-Annually
275,000	6.300%	17,325	2016	Semi-Annually
300,000	5.625%	16,875	2017	Semi-Annually
350,000	6.700%	23,450	2018	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
300,000	4.500%	13,500	2023	Semi-Annually
8,478	3.800%	322	2027(1)	Semi-Annually
$2,313,478		$134,447

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $23,135. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $96,744. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

HOSPITALITY PROPERTIES TRUST

At June 30, 2013, our floating rate debt consisted of $90,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. Our revolving credit facility matures in September 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to September 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of June 30, 2013:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At June 30, 2013	1.62%	$490,000	$7,938	$0.06
100 basis point increase	2.62%	$490,000	$12,838	$0.10

(1)         Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of June 30, 2013.

(2)         Based on weighted average shares outstanding for the six months ended June 30, 2013.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At June 30, 2013	1.54%	$1,150,000	$17,710	$0.13
100 basis point increase	2.54%	$1,150,000	$29,210	$0.22

(1)         Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of June 30, 2013, assuming we were fully drawn.

(2)         Based on weighted average shares outstanding for the six months ended June 30, 2013.

The foregoing two tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and term loan or other floating rate debt.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act

HOSPITALITY PROPERTIES TRUST

of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2019, AND AS OF JUNE 30, 2013, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $29.0 MILLION (AND SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $14.5 MILLION). ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURN DURING THE TERM OF OUR WYNDHAM AGREEMENT,

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

HOSPITALITY PROPERTIES TRUST

COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•                  WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA OR UNDER OUR MARRIOTT NO. 1 AGREEMENT.  ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT ARE ENTIRELY DEPENDENT UPON THE FINANCIAL RESULTS OF THOSE HOTEL OPERATIONS,

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

•                  SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE CURRENT LEVEL OF GENERAL COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF FUEL CONSERVATION MEASURES ARE INCREASED, IF FREIGHT BUSINESS IS DIRECTED AWAY FROM TRUCKING, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•                  CONTINGENCIES IN OUR FUTURE HOTEL ACQUISITION AGREEMENTS MAY CAUSE OUR ACQUISITIONS NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES WE EXPECT TO FUND AN ADDITIONAL $19.2 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $77.2 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $75.6 MILLION TO RENOVATE 22 HOTELS IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $141.5 MILLION TO RENOVATE AND REBRAND 22 HOTELS IN OUR SONESTA AGREEMENT. WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS, REFURBISHMENT OR REBRANDING COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT, AT JUNE 30, 2013, WE HAD $200.7 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $660.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAVE SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY.  HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM

HOSPITALITY PROPERTIES TRUST

THE OPERATIONS OF OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE MAY HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS, REBRANDING AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

HOSPITALITY PROPERTIES TRUST

PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HOSPITALITY PROPERTIES TRUST

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on May 15, 2013, we granted 2,000 common shares of beneficial interest, par value $.01 per share, or our common shares, valued at $30.69 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our Trustees. We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

4.12

Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Filed herewith.)

4.13	Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank,

HOSPITALITY PROPERTIES TRUST

National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2007.)
4.14

Amendment to Renewed Rights Agreement, dated as of June 11, 2013, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2013.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 15, 2013.)
10.2

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to Exhibit 10.1 to HPT’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements filed herewith.)

10.3	Pooling Agreement, dated as of April 23, 2012, as updated through June 28, 2013, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
10.4

Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q dated May 8, 2013.)

10.5	Amendment to Lease Agreement, dated July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 7, 2013

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 7, 2013