Form 10-Q
period 2013-09-30
HOSPITALITY PROPERTIES TRUST
filed 2013-11-05
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 4, 2013: 139,831,549

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2013

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part 1    Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS

Real estate properties, at cost:
Land	$1,472,184	$1,453,399
Buildings, improvements and equipment	5,853,908	5,445,710
	7,326,092	6,899,109
Accumulated depreciation	(1,708,065)	(1,551,160)
	5,618,027	5,347,949
Cash and cash equivalents	17,118	20,049
Restricted cash (FF&E reserve escrow)	30,333	40,744
Other assets, net	236,387	226,383
	$5,901,865	$5,635,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$193,000	$320,000
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,295,027	1,993,880
Convertible senior notes, net of discount	8,478	8,478
Security deposits	28,023	26,577
Accounts payable and other liabilities	97,585	132,032
Due to related persons	15,187	13,696
Dividends payable	5,166	6,664
Total liabilities	3,042,466	2,901,327

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series C preferred shares; 7% cumulative redeemable; zero and 6,700,000 shares issued and outstanding, respectively, aggregate liquidation preference of zero and $167,500, respectively	—	161,873
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 139,831,549 and 123,637,424 shares issued and outstanding, respectively	1,398	1,236
Additional paid in capital	3,847,958	3,458,144
Cumulative net income	2,485,302	2,384,876
Cumulative other comprehensive income	10,704	2,770
Cumulative preferred distributions	(274,820)	(253,426)
Cumulative common distributions	(3,491,250)	(3,301,782)
Total shareholders’ equity	2,859,399	2,733,798
	$5,901,865	$5,635,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenues	$348,908	$251,722	$990,436	$741,775
Rental income	62,731	73,915	186,799	220,863
FF&E reserve income	636	4,431	1,828	12,033
Total revenue	412,275	330,068	1,179,063	974,671

Expenses:
Hotel operating expenses	249,862	184,566	705,054	527,806
Depreciation and amortization	76,048	66,566	221,926	192,206
General and administrative	13,094	10,336	37,156	32,333
Acquisition related costs	1,090	84	3,180	1,648
Loss on asset impairment	5,837	—	8,008	889
Total expenses	345,931	261,552	975,324	754,882

Operating income	66,344	68,516	203,739	219,789

Interest income	18	116	97	233
Interest expense (including amortization of deferred financing costs and debt discounts of $1,584, $1,694, $4,620 and $4,648, respectively)	(37,986)	(34,854)	(108,188)	(101,660)
Gain on sale of real estate	—	10,602	—	10,602
Equity in earnings of an investee	64	115	219	236
Income before income taxes	28,440	44,495	95,867	129,200
Income tax benefit (expense)	(873)	163	4,559	(3,908)

Net income	27,567	44,658	100,426	125,292
Excess of liquidation preference over carrying value of preferred shares redeemed	(5,627)	(5,040)	(5,627)	(7,984)
Preferred distributions	(5,199)	(10,138)	(21,393)	(32,048)

Net income available for common shareholders	$16,741	$29,480	$73,406	$85,260

Net income	$27,567	$44,658	$100,426	$125,292
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	(7,849)	737	8,000	2,820
Equity interest in investee’s unrealized gains (losses)	13	35	(68)	31
Other comprehensive income (loss)	(7,836)	772	7,932	2,851

Comprehensive income	$19,731	$45,430	$108,358	$128,143

Weighted average common shares outstanding	139,764	123,577	135,030	123,553
Basic and diluted earnings per common shares:
Net income available for common shareholders	$0.12	$0.24	$0.54	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$100,426	$125,292
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	221,926	192,206
Amortization of deferred financing costs and debt discounts as interest	4,620	4,648
Straight line rental income	(272)	(243)
Security deposits replenished (applied to payment shortfalls)	1,355	(17,493)
FF&E reserve income and deposits	(22,458)	(16,631)
Loss on asset impairment	8,008	889
Equity in earnings of an investee	(219)	(236)
Gain on sale of real estate	—	(10,602)
Deferred income taxes	(7,094)	(643)
Other non-cash (income) expense, net	(1,044)	161
Changes in assets and liabilities:
Increase in other assets	(7,791)	(5,679)
Decrease in accounts payable and other liabilities	(21,806)	(15,354)
Increase (decrease) in due to related persons	(10,433)	8,347
Cash provided by operating activities	265,218	264,662

Cash flows from investing activities:
Real estate acquisitions and deposits	(214,607)	(150,500)
Real estate improvements	(198,165)	(195,089)
FF&E reserve fundings	(40,606)	(67,652)
Net proceeds from sale of real estate	—	34,204
Cash used in investing activities	(453,378)	(379,037)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	393,475	—
Proceeds from issuance of preferred shares, net	—	280,107
Proceeds from unsecured term loan	—	400,000
Proceeds from issuance of senior notes, net of discount	299,661	491,975
Redemption of preferred shares	(167,500)	(236,250)
Repayment of senior notes	—	(387,829)
Repurchase of convertible senior notes	—	(70,576)
Borrowings under revolving credit facility	418,000	378,000
Repayments of revolving credit facility	(545,000)	(527,000)
Deferred financing costs	(2,545)	(6,394)
Distributions to preferred shareholders	(21,394)	(32,048)
Distributions to common shareholders	(189,468)	(166,789)
Cash provided by financing activities	185,229	123,196
Increase (decrease) in cash and cash equivalents	(2,931)	8,821
Cash and cash equivalents at beginning of period	20,049	8,303
Cash and cash equivalents at end of period	$17,118	$17,124

Supplemental cash flow information:
Cash paid for interest	$120,753	$120,153
Cash paid for income taxes	1,945	1,535
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$22,084	$17,452
Hotel managers’ purchases with FF&E reserve	(73,101)	(101,381)
Non-cash financing activities:
Issuance of common shares	$2,128	$2,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, or our 2012 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $26,517 as of September 30, 2013 and consist primarily of amounts due from certain of our hotel managers and working capital advances to certain of our hotel managers.  These assets can be used to settle obligations of both us and our TRSs.  The liabilities of our TRSs were $37,688 as of September 30, 2013 and consist primarily of security deposits we hold and amounts payable to certain of our hotel managers.  Creditors have recourse to both us and our TRSs for these liabilities.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and nine months ended September 30, 2013 and 2012.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent.  Rental income includes $173 and $272 for the three and nine months ended September 30, 2013, respectively, of adjustments necessary to record rent on the straight line basis and ($52) and $243 for the three and nine months ended September 30, 2012, respectively, of adjustments necessary to record rent on the straight line basis.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $464 and $1,746 for the three and nine months ended September 30, 2013, respectively, and $919 and $3,481 for the three and nine months ended September 30, 2012, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate per common share amounts using the weighted average number of our common shares of beneficial interest, $.01 par value, or our common shares, outstanding during the period. We had no dilutive common share equivalents at September 30, 2013 or 2012.

Note 5.  Shareholders’ Equity

Distributions

On each of January 15, 2013, April 15, 2013, July 15, 2013 and October 15, 2013, we paid a quarterly distribution on our Series D preferred shares of $0.4453125 per share, or $5,166, which was paid to shareholders of record as of December 28, 2012, March 28, 2013, June 28, 2013, and September 30, 2013, respectively.

On each of February 15, 2013 and May 15, 2013, we paid a quarterly distribution on our Series C preferred shares of $0.4375 per share, or $2,931 which was paid to shareholders of record as of January 31, 2013 and April 30, 2013, respectively.

On February 22, 2013, we paid a quarterly distribution on our common shares of $0.47 per share, or $58,110, to shareholders of record on January 31, 2013.  On May 24, 2013, we paid a quarterly distribution on our common shares of $0.47 per share, or $65,677, to shareholders of record on April 26, 2013.  On August 23, 2013, we paid a quarterly distribution on our common shares of $0.47 per share, or $65,681, to shareholders of record on July 26, 2013.  On October 10, 2013, we declared a $0.48 per share distribution to our common shareholders of record on October 25, 2013. We expect to pay this amount on or about November 22, 2013.

Common Share Issuances

On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering for net proceeds of $393,475 after underwriting discounts and other offering expenses.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On May 15, 2013, we granted 2,000 of our common shares valued at $30.69 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On September 13, 2013, pursuant to our equity compensation plan, we granted an aggregate of 84,125 of our common shares, valued at $27.42 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager Reit Management & Research LLC, or RMR.

Preferred Share Redemption

On July 1, 2013, we redeemed our 6,700,000 outstanding 7.00% Series C cumulative redeemable preferred shares at the stated liquidation preference of $25 per share plus accrued and unpaid distributions to the date of redemption.  We reduced net income available for common shareholders by $5,627, which represented the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that were redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the unrealized gain (loss) on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC.  See Note 10 for further information regarding these investments.

Note 6.  Indebtedness

We have a $750,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date by one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium of 130 basis points. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.48%.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.49% and 1.50% for the three and nine months ended September 30, 2013, respectively, and 1.58% for the nine months ended September 30, 2012.  We had no amounts outstanding under our revolving credit facility during the three months ended September 30, 2012. As of September 30, 2013, we had $193,000 outstanding and $557,000 available under our revolving credit facility.

We have a $400,000 unsecured term loan.  Our term loan matures on March 13, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $500,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 145 basis points as of September 30, 2013. The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of September 30, 2013, the interest rate for the amount outstanding under our term loan was 1.64%.  The weighted average interest rate for the amount outstanding under our term loan was 1.64% and 1.65% for the three and nine months ended September 30, 2013, respectively, and 1.70% for both the three months ended September 30, 2012 and for the period from March 12, 2012 (the date we entered into the term loan agreement) to September 30, 2012, respectively.

Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR.  Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at September 30, 2013.

On June 6, 2013, we issued $300,000 of 4.5% unsecured senior notes due 2023 in a public offering for net proceeds of $297,115 after underwriting discounts and other offering expenses.

Note 7.  Real Estate Properties

At September 30, 2013, we owned 475 properties consisting of 291 hotels and 184 travel centers that were operated under 11 management or lease agreements.

During the nine months ended September 30, 2013, we funded $238,771 of improvements to certain of our properties that pursuant to the terms of our management and lease agreements with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $19,135.  See Notes 10 and 11 for further information about our fundings of improvements to certain of our properties.

On May 17, 2013, we acquired a 426 room full service hotel located in Duluth, GA for $29,700, excluding related acquisition costs of $253.  We accounted for this transaction as a business combination.  The following table summarizes our allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$2,000
Building	24,300
Furniture, fixtures and equipment	3,400
$29,700

On June 28, 2013, we acquired the fee interest in the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, for $120,500, excluding related acquisition costs, from the third party owner from which we previously leased this hotel.  We accounted for this transaction as an acquisition of assets. In connection with this acquisition, we incurred acquisition costs of $309 which we capitalized and we reclassified $18,958 of intangible assets related to our previous leasehold interest in the hotel to land and building.  The following table summarizes our allocation of the acquisition cost based on the estimated relative fair value of the assets we acquired.

Land	$12,564
Building	108,245
$120,809

Simultaneously with this acquisition, the lease with the third party terminated and we entered into an amended and restated management agreement with Sonesta International Hotels Corporation, or Sonesta. See Notes 10 and 11 for further information about this agreement.

On July 1, 2013, we acquired the fee interest in a travel center in Montgomery, NY we previously leased from a third party and subleased to TA.  We also acquired land parcels adjacent to three of our other travel centers and leased these to TA.  The aggregate consideration for these transactions was $6,325.  See Note 10 for further information about these transactions.

On August 1, 2013, we acquired a 219 room full service hotel located in Florham Park, NJ for $52,750, excluding related acquisition costs of $859. We accounted for this transaction as a business combination. The following table summarizes our preliminary allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$5,098
Building	43,404
Furniture, fixtures and equipment	3,540
Intangible assets	708
$52,750

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We have included the results of our 2013 hotel acquisitions in our condensed consolidated financial statements from the date of acquisition. The pro forma impact of including the results of operations of these hotels from the beginning of the period is not material to our condensed consolidated financial statements.

One of the travel centers we leased to TA under our TA No.1 lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the Virginia Department of Transportation, or the VDOT, in connection with certain highway construction.  The TA No. 1 Lease provides that it terminates with respect to a property upon a taking of the property as the result of any eminent domain proceeding.  Under the terms of the TA No. 1 lease, the annual rent payable to us is reduced by either (i) 8.5% of the amount of the proceeds we receive from that taking or, at our option, (ii) the annual fair market value rent of the property. There are ongoing negotiations among the VDOT, TA, and us regarding the amount of compensation to be paid for the taking and regarding a possible short term lease of the property to us for sublease to TA. We expect that TA will continue to operate this travel center pursuant to a sublease until October 2014.  The VDOT's estimate of fair market value for the taking is $6,280. We recorded a $5,837, or $0.04, per share loss on asset impairment during the three months ended September 30, 2013 to reduce the carrying value of this property to the $6,280 compensation amount proposed by the VDOT.  We and TA have engaged an appraiser to review the VDOT's estimate. Given the preliminary stages of these negotiations, there can be no assurance concerning what additional compensation, if any, would be payable to us or HPT as a result of the taking or what leasing arrangements, if any, will be entered into and the date at which we will cease to operate this travel center.

In September 2013, we entered an agreement to acquire a 223 room full service hotel located in Orlando, FL for a purchase price of $21,000, excluding closing costs. We plan to convert this hotel to a Sonesta branded hotel and add it to our Sonesta agreement (see Notes 11 and 12 for more information regarding the Sonesta agreement). We currently expect to acquire this hotel during the first quarter of 2014; however, this acquisition is subject to customary closing conditions and we can provide no assurance that we will acquire this property in that time or at all or that the terms of the acquisition will not change.

At September 30, 2013, one of our hotels was held for sale. See Note 12 for further information relating to our hotel held for sale.

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

During the three and nine months ended September 30, 2013, we recognized a current income tax expense of $899 and $2,535, respectively, which includes $420 and $1,317, respectively, of federal taxes, $16 and $78, respectively, of foreign taxes and $463 and $1,140, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and nine months ended September 30, 2013, we recognized a deferred tax benefit of $26 and $7,094, respectively, related primarily to the restructuring of certain of our TRSs.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

During the three and nine months ended September 30, 2012, we recognized a current income tax (benefit) expense of ($276) and $4,550, respectively, which includes ($410) and $1,921, respectively, of federal taxes, $26 and $78, respectively, of foreign taxes and $108 and $2,551, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards. In addition, during the three and nine months ended September 30, 2012, we recognized a deferred tax (benefit) expense of $113 and ($642), respectively, related to a basis difference at our Puerto Rico and New Orleans hotels and Canadian tax losses available to offset future income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended September 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$348,908	$—	$—	$348,908
Rental income	8,171	54,560	—	62,731
FF&E reserve income	636	—	—	636
Total revenues	357,715	54,560	—	412,275
Hotel operating expenses	249,862	—	—	249,862
Depreciation and amortization	51,476	24,572	—	76,048
General and administrative	—	—	13,094	13,094
Acquisition related costs	1,090	—	—	1,090
Loss on asset impairment	—	5,837	—	5,837
Total expenses	302,428	30,409	13,094	345,931
Operating income (loss)	55,287	24,151	(13,094)	66,344
Interest income	—	—	18	18
Interest expense	—	—	(37,986)	(37,986)
Equity in earnings of an investee	—	—	64	64
Income (loss) before income taxes	55,287	24,151	(50,998)	28,440
Income tax expense	—	—	(873)	(873)
Net income (loss)	$55,287	$24,151	$(51,871)	$27,567

	For the Nine Months Ended September 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$990,436	$—	$—	$990,436
Rental income	24,765	162,034	—	186,799
FF&E reserve income	1,828	—	—	1,828
Total revenues	1,017,029	162,034	—	1,179,063
Hotel operating expenses	705,054	—	—	705,054
Depreciation and amortization	149,703	72,223	—	221,926
General and administrative	—	—	37,156	37,156
Acquisition related costs	3,180	—	—	3,180
Loss on asset impairment	2,171	5,837	—	8,008
Total expenses	860,108	78,060	37,156	975,324
Operating income (loss)	156,921	83,974	(37,156)	203,739
Interest income	—	—	97	97
Interest expense	—	—	(108,188)	(108,188)
Equity in earnings of an investee	—	—	219	219
Income (loss) before income taxes	156,921	83,974	(145,028)	95,867
Income tax benefit	—	—	4,559	4,559
Net income (loss)	$156,921	$83,974	$(140,469)	$100,426

	As of September 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,651,637	$2,212,253	$37,975	$5,901,865

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

Note 10. Related Person Transactions

Relationship with TA

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder.  TA was created as a separate public company in 2007 as a result of its spin off from us.  As of September 30, 2013, we owned

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2,540,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares.  Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA.  Mr. Thomas O’Brien, an officer of RMR and a former officer of us prior to the TA spin off, is President and Chief Executive Officer and the other managing director of TA.  Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin off, serves as an independent director of TA.  RMR provides management services to both us and TA.

TA is the lessee of 36% of our real estate properties, at cost, as of September 30, 2013.  TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 184 travel centers from us.  The TA No. 1 lease is for 144 travel centers that TA operates primarily under the “TravelCenters of America” or “TA” brand names.  The TA No. 2 lease is for 40 travel centers that TA operates under the “Petro” brand name.  The TA No. 1 lease expires on December 31, 2022.  The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.  Both of these leases require TA to:  (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues above applicable base year revenues subject to certain limitations; (3) pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites; and (4) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,152 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively; however, we have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income of $54,560 and $51,717 for the three months ended September 30, 2013 and 2012, respectively, and $162,034 and $154,626 for the nine months ended September 30, 2013 and 2012, respectively, under our leases with TA.  Rental income for the three and nine months ended September 30, 2013 and 2012 includes ($83) and ($239) and ($69) and $218, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of September 30, 2013 and December 31, 2012, we had accruals for unpaid amounts of $31,368 and $29,300, respectively, owed to us by TA, excluding any deferred rents, which accrued amounts are included in other assets on our condensed consolidated balance sheets.  We had deferred percentage rent under our TA No. 1 lease of $464 and $77 for the three months ended September 30, 2013 and 2012, respectively, and $1,746 and $1,277 for the nine months ended September 30, 2013 and 2012, respectively.  We have waived an estimated $307 of percentage rent under our TA No. 2 lease as of September 30, 2013 because we previously agreed to waive the first $2,500 of percentage rents under the TA No. 2 lease.  We determine percentage rent due under our TA leases annually and recognize it at year end when all contingencies are met.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at leased travel centers in return for increases in TA’s minimum annual rent.  We are not required to fund these improvements and TA is not required to sell them to us.  For the nine months ended September 30, 2013, we funded $63,163 for capital improvements purchased from TA under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $5,369.

On April 15, 2013, TA entered an agreement with Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of TA’s travel centers located along the U.S. interstate highway system, including travel centers TA leases from us.  In connection with that agreement, on April 15, 2013, we and TA amended our leases to specify the economic equivalent for natural gas sales to diesel fuel sales for the calculation of percentage rent payable to us under the leases, with the intended effect that the amount of percentage rent be unaffected by the type of fuel sold, whether diesel fuel or natural gas.  That amendment also made certain administrative changes.  Also on that date, in order to facilitate TA’s agreement with Shell, we entered into a subordination, non-disturbance and attornment agreement with Shell, whereby we agreed to recognize Shell’s license and other rights with respect to the natural gas fueling lanes at our travel centers leased to TA on certain conditions and in certain circumstances.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On July 1, 2013, we purchased land that we previously leased from a third party and subleased to TA under the TA No. 1 lease.  Effective as of that date, rents due to that third party and TA’s reimbursement of those rents to us under the terms of the TA No. 1 lease ceased.  Also on that date, we and TA amended the TA No. 1 lease to reflect our direct lease to TA of that land and certain minor properties adjacent to existing travel centers included in the TA No. 1 lease that we purchased and to increase the annual rent payable by TA to us by 8.5% of our total investment in these properties, or $537.  See Note 7 for further information regarding these acquisitions.

In August 2013, a travel center we leased to TA was taken by eminent domain proceedings by the VDOT.  See Note 7 for further information relating to this travel center and the effects of this taking on our TA No. 1 lease.

Relationship with RMR

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to the property level operations of an office building, which property is adjacent to our Royal Sonesta hotel in Baltimore, MD.

Under our business management agreement with RMR, we acknowledge that RMR also provides services to other companies, including TA and Sonesta.  One of our Managing Trustees, Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Adam Portnoy, is the son of Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, including Ethan Bornstein, who is the son-in-law of Barry Portnoy and the brother-in-law of Adam Portnoy.  Certain of TA’s and Sonesta’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies, including TA, and Adam Portnoy serves as a managing trustee of a majority of those companies, but not TA.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management and property management agreements with RMR, we incurred business management fees and property management fees of $10,744 and $8,068 for the three months ended September 30, 2013 and 2012, respectively, and $30,711 and $26,650 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

On September 20, 2013, we and RMR agreed to restructure the base business management and incentive fees payable to RMR under our business management agreement beginning in 2014, as follows:

•                  The base business management fees we pay to RMR will be calculated on the basis of the lower of: (i) gross historical cost of our real estate assets, as defined, or (ii) our total market capitalization.  Market capitalization will include the market value of our common shares, plus the liquidation preference of preferred shares, if any, and the principal amount of debt.  The market value of our common shares will be calculated based on the average shares outstanding multiplied by the average closing share price during the period in which the fees are earned.

•                  10% of the base business management fees we pay to RMR will be paid in our common shares.  The amount of our common shares granted as part of the base business management fee will be calculated based on the average closing share price during the period in which the fees are earned.

•                  The annual incentive fees which may be earned by RMR will be calculated based upon total returns realized by our common shareholders (i.e., share price appreciation plus dividends) in excess of benchmarks.  The benchmarks will be set by our Compensation Committee, which is comprised solely of Independent Trustees, and will be disclosed in our annual meeting proxy statements.  Incentive fees will

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

be paid in our common shares which will vest over a multiyear period and will be subject to a “claw back” in the event of certain material restatements of our financial results.

Effective July 2013, we, RMR and five other companies to which RMR provides management services purchased from an unrelated third party insurer a combined directors’ and officers’ liability insurance policy providing $10,000 of aggregate coverage and we also purchased from an unrelated third party insurer a separate directors’ and officers’ liability insurance policy providing $5,000 of coverage.  We paid aggregate premiums of approximately $338 in connection with these policies.

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

In April 2012, we entered into a pooling agreement with Sonesta that combined our management agreements with Sonesta for hotels that we owned for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement.  The management agreements for all of our hotels managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, were included in the Sonesta No. 1 agreement.  On June 28, 2013, we acquired the fee interest in the New Orleans Hotel from the third party owner from which we previously leased that hotel and, as a result, the lease with the third party terminated. Simultaneous with this acquisition, we and Sonesta amended and restated the prior management agreement we had with Sonesta for this hotel.  The terms of the amended and restated management agreement are substantially the same as those contained in our other management agreements with Sonesta relating to full service hotels and this management agreement was added to our pooling agreement with Sonesta.  We now refer to the pooling agreement and combination of our 22 Sonesta branded hotels and management agreements as our Sonesta agreement.  See Note 11 for further information about our management agreements with Sonesta.

In September 2013, we agreed to acquire a hotel in Orlando, FL for a purchase price of $21,000, excluding closing costs.  This hotel is adjacent to a Sonesta ES Suites hotel that we own and which is managed by Sonesta.  Upon acquisition of this hotel, we intend to rebrand the hotel as a Sonesta hotel.  This acquisition is subject to completion of diligence and other customary closing conditions and we can provide no assurance that we will acquire this property or that terms of the acquisition will not change.  We expect to enter into a hotel management agreement with Sonesta for this property on terms consistent with our other applicable hotel management agreements with Sonesta and add the management agreement for the property to our Sonesta agreement.

We are currently marketing our Sonesta hotel in Myrtle Beach, SC for sale.  We can provide no assurance that we will sell this property.  If we complete a sale of this hotel, the annual minimum return due from Sonesta is expected to decrease by an amount based on the net proceeds received.

Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $2,797 and $1,903 for the three months ended September 30, 2013 and 2012, respectively, and $7,462 and $3,536 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of income and comprehensive income.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $699 and $185 for the three months ended September 30, 2013 and 2012, respectively, and $2,322 and $209 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts have been capitalized in our condensed consolidated balance sheets.  Under our hotel management agreements

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor.

Under our management agreement with Sonesta, the costs of advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, that are intended for the benefit of all the Sonesta hotels we own, incurred by Sonesta are subject to reimbursement by us or otherwise treated as operating expenses of our hotels, subject to our approval of the applicable marketing program and cost allocation.  Sonesta has developed a guest loyalty program and marketing program for the Sonesta hotels.  Our Board and Independent Trustees agreed, effective July 1, 2013, to our reimbursement to Sonesta for these programs at rates not to exceed: 1.0% of the applicable hotel’s room revenues for the Sonesta guest loyalty program; 1.0% of the total revenues from our Sonesta managed hotels for the Sonesta marketing program; and 0.8% of the applicable hotel’s room revenues for Sonesta’s third party reservation transmission expenses.

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta.  In addition, RMR also provides certain services to Sonesta.

Relationship with AIC

We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  As of September 30, 2013, we have invested $5,209 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,781 and $5,629 as of September 30, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheets.  We recognized income of $64 and $115 for the three months ended September 30, 2013 and 2012, respectively, and $219 and $236 for the nine months ended September 30, 2013 and 2012, respectively, arising from our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term and we paid a premium, including taxes and fees, of $6,842 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 11. Hotel Management Agreements and Leases

Marriott No. 1 agreement. Our lease with Host Hotels & Resorts, Inc., or Host, for 53 hotels which we have historically referred to as our Marriott No. 1 agreement expired on December 31, 2012. As required upon the expiration of the agreement, we paid the $50,540 security deposit we held to Host. Effective January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott International Inc., or Marriott. This management agreement expires in 2024. Because we no longer hold a security deposit for this agreement, the minimum returns we receive under this agreement will be limited to available hotel cash flow after payment of operating expenses.

Marriott No. 234 agreement.  During the three months ended September 30, 2013, we were paid the contractual amounts due for the period under our agreement with Marriott covering 68 hotels, or our Marriott No. 234 agreement,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

which requires annual minimum returns to us of $105,347.  During the nine months ended September 30, 2013, the payments we received were $4,285 less than the minimum amounts contractually required.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. Marriott was not required to make any guarantee payments during the three and nine months ended September 30, 2013, respectively, because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,672 as of September 30, 2013. Also, during the period from September 30, 2013 to November 4, 2013, the payments we received for these hotels were $1,748 less than the contractual minimum returns due to us.

We currently expect to fund $11,000 of capital improvements during the remainder of 2013 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We funded $39,000 during the nine months ended September 30, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

InterContinental agreement.  During the three and nine months ended September 30, 2013, we were paid the contractual amounts due for the periods under our agreement with InterContinental Hotels Group, plc, or InterContinental, covering 91 hotels and requiring annual minimum returns to us of $136,008. Our available security deposit was replenished by $1,355 from the net operating results these hotels generated in excess of the minimum returns due to us during the nine months ended September 30, 2013. The available balance of this security deposit was $27,909 as of September 30, 2013.  Also, during the period from September 30, 2013 to November 4, 2013, we received the minimum amounts contractually required under our InterContinental agreement.

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

We currently expect to fund $10,557 and $56,073 of capital improvements during the remainder of 2013 and in 2014, respectively, to complete renovations at certain of the hotels included in our InterContinental agreement.  We funded $10,602 during the nine months ended September 30, 2013.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement.  Our management agreement with Sonesta provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses and base fees to Sonesta, are sufficient to do so.  In addition to recurring capital expenditures, we currently expect to fund $30,345 and $120,000 of capital improvements during the remainder of 2013 and in 2014, respectively, for renovations and other improvements at certain of the hotels included in our Sonesta agreement.  We funded $74,688 of capital improvements during the nine months ended September 30, 2013.  The annual minimum returns due to us under the Sonesta agreement will increase by 8% of the amounts funded in excess of threshold amounts, as defined.

We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses.  Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement.  On August 1, 2013, we acquired a full service hotel in Florham Park, NJ for $52,750, excluding the closing costs, and added it to our Wyndham Worldwide Corporation, or Wyndham, agreement. Our annual minimum returns under the Wyndham agreement increased by $4,220 to $24,698 and the limited guaranty provided by Wyndham increased by $6,656 to $35,656 upon closing of this hotel acquisition (and the annual maximum guarantee payment amount increased by $3,328 to $17,828).  Our guarantee from Wyndham expires in 2020.  The available balance of this guarantee was $18,349 as of September 30, 2013.

We currently expect to fund $21,664 and $25,874 of capital improvements in 2013 and 2014, respectively, to complete renovations at certain of the hotels included in our Wyndham agreement, including $10,000 related to the Florham Park, NJ hotel described above. We funded $46,880 of this amount during the nine months ended September 30, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Other management agreement and lease matters.  As of November 4, 2013, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($15,304 remaining at September 30, 2013). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($21,642 remaining at September 30, 2013).  The guarantee provided by Wyndham for the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

Guarantees and security deposits generally.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $15,258 and $20,300 less than the minimum returns due to us for the three months ended September 30, 2013 and 2012, respectively, and $44,475 and $46,697 less than the minimum returns due to us for the nine months ended September 30, 2013 and 2012, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $4,445 and $12,791 in the three months ended September 30, 2013 and 2012, respectively, and $12,597 and $30,483 in the nine months ended September 30, 2013 and 2012, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $10,813 and $9,840 during the three months ended September 30, 2013 and 2012, respectively, and $31,878 and $16,210 during the nine months ended September 30, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta. Each of our guarantees and our security deposits under the InterContinental and Marriott No. 234 agreements may be replenished by future cash flows from the hotels in excess of our minimum returns.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2013, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities (1)	$19,939	$19,939	$—	$—
Property held for sale (2)	$4,074	$—	$—	$4,074

(1)         Our investment securities, consisting of our 2,540,000 shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $9,267.  The unrealized gain for these securities as of September 30, 2013 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)         Our property held for sale consists of one Sonesta ES Suites hotel in Myrtle Beach, SC we were marketing for sale at September 30, 2013. We estimated the fair value less costs to sell of this hotel using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).  We recorded a $2,171, or $0.02 per share, loss on asset impairment during the three months ended June 30, 2013 to reduce the carrying value of this hotel to its estimated fair value, less cost to sell.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At September 30, 2013 and December 31, 2012, the fair values of these additional financial instruments were not materially different from their carrying values, except as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2014 at 7.875%	$300,000	$316,789	$300,000	$333,360
Senior Notes, due 2015 at 5.125%	280,000	291,145	280,000	298,926
Senior Notes, due 2016 at 6.3%	275,000	303,484	275,000	306,078
Senior Notes, due 2017 at 5.625%	300,000	323,728	300,000	335,173
Senior Notes, due 2018 at 6.7%	350,000	397,921	350,000	417,293
Senior Notes, due 2022 at 5%	500,000	498,013	500,000	531,343
Senior Notes, due 2023 at 4.5%	300,000	294,923	—	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,858	8,478	9,092
Unamortized discounts	(9,973)	—	(11,120)	—
Total financial liabilities	$2,303,505	$2,434,861	$2,002,358	$2,231,265

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

Overview (dollar amounts in thousands, except per share amounts)

For the quarter ended September 30, 2013 compared to the same period in 2012 for our 287 comparable hotels: average daily rate, or ADR, increased 3.2% to $104.72; occupancy increased 3.4 percentage points to 75.9%; and revenue per available room, or RevPAR, increased 8.1% to $79.48.

During the quarter ended September 30, 2013, we had 33 comparable hotels under renovation for all or part of the quarter.  For the quarter ended September 30, 2013 compared to the same period in 2012 for our 254 comparable hotels not under renovation: ADR increased 3.0% to $107.09; occupancy increased 4.1 percentage points to 77.8%; and RevPAR increased 8.7% to $83.32.

For the nine months ended September 30, 2013 compared to the same period in 2012 for our 285 comparable hotels: ADR increased 3.0% to $102.87; occupancy increased 3.1 percentage points to 73.0%; and RevPAR increased 7.6% to $75.10.

During the nine months ended September 30, 2013, we had 67 comparable hotels under renovation for all or part of the period.  For the nine months ended September 30, 2013 compared to the same period in 2012 for our 218 comparable hotels not under renovation: ADR increased 2.6% to $103.89; occupancy increased 5.2 percentage points to 75.2%; and RevPAR increased 10.2% to $78.13.

Hotel operations. The U.S. hotel industry generally continues to realize improvements in ADR, occupancy and RevPAR over 2012, but ADR and RevPAR measures are still below levels prior to the 2009 recession.  We believe the increases in ADR, occupancy and RevPAR at certain of our hotels in 2013 have been modestly below hotel industry averages primarily due to the disruption and displacement caused by renovation and rebranding activities.  We expect our hotel renovation activity to continue through the first half of 2014.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance.  However, the effectiveness of various security features to provide uninterrupted receipt by us of minimum returns and rents is not assured, particularly if the lodging industry takes an extended period to recover from the severe declines experienced during the 2009 recession, if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels.  Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum return shortfalls.  If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended September 30, 2013, we were paid the contractual amounts due for the period under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,347.  During the nine months ended September 30, 2013, the payments we received were $4,285 less than the minimum amounts contractually required.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. Marriott was not required to make any guarantee payments during the three and nine months ended September 30, 2013, respectively, because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,672 as of September 30, 2013. Also, during the period from September 30, 2013 to November 4, 2013, the payments we received for these hotels were $1,748 less than the contractual minimum returns due to us.

InterContinental agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and nine months ended September 30, 2013, we were paid the contractual amounts due for the periods under our agreement with InterContinental covering 91 hotels and requiring annual minimum returns to us of $136,008. Our available security deposit was replenished by $1,355 from the net operating results these hotels generated in excess of the minimum returns due to us during the nine months ended September 30, 2013. The available balance of this security deposit was $27,909 as of September 30, 2013.  Also, during the period from September 30, 2013 to November 4, 2013, we received the minimum amounts contractually required under our InterContinental agreement.

Other management agreement and lease matters. As of November 4, 2013, all payments due to us from our managers and tenants under our other operating and lease agreements were current.  Additional details of our guarantees from Hyatt, Carlson and Wyndham and our agreements with TA and Sonesta are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At September 30, 2013, we owned 291 hotels operated under nine operating agreements; 288 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At September 30, 2013, we also owned 184 travel centers that are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 33 through 35 below.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	For the Three Months Ended September 30,
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$348,908	$251,722	$97,186	38.6%
Rental income:
Minimum rents - hotels	8,171	22,198	(14,027)	(63.2)%
Minimum rents - travel centers	54,560	51,717	2,843	5.5%
Total rental income	62,731	73,915	(11,184)	(15.1)%
FF&E reserve income	636	4,431	(3,795)	(85.6)%

Expenses:
Hotel operating expenses	249,862	184,566	65,296	35.4%
Depreciation and amortization - hotels	51,476	44,682	6,794	15.2%
Depreciation and amortization - travel centers	24,572	21,884	2,688	12.3%
Total depreciation and amortization	76,048	66,566	9,482	14.2%
General and administrative	13,094	10,336	2,758	26.7%
Acquisition related costs	1,090	84	1,006	1,197.6%
Loss on asset impairment	5,837	—	5,837	n/a

Operating income	66,344	68,516	(2,172)	(3.2)%

Interest income	18	116	(98)	(84.5)%
Interest expense	(37,986)	(34,854)	3,132	9.0%
Gain on sale of real estate	—	10,602	(10,602)	(100.0)%
Equity in earnings of an investee	64	115	(51)	(44.3)%
Income before income taxes	28,440	44,495	(16,055)	(36.1)%
Income tax benefit (expense)	(873)	163	1,036	(635.6)%

Net income	27,567	44,658	(17,091)	(38.3)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(5,627)	(5,040)	(587)	11.6%
Preferred distributions	(5,199)	(10,138)	4,939	(48.7)%
Net income available for common shareholders	16,741	29,480	(12,739)	(43.2)%
Weighted average shares outstanding	139,764	123,577	16,187	13.1%
Net income available for common shareholders per common share	$0.12	$0.24	$(0.12)	(50.0)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012.

The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed in January 2013 ($65,720), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($24,610) and the effects of our hotel acquisitions since July 1, 2012 ($11,087).  These increases were partially offset by

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreased revenues at certain of our managed hotels recently rebranded or undergoing renovations during the 2013 period due to decreases in ADR and lower occupancies ($1,924) and the effects of our hotel dispositions since July 1, 2012 ($2,307).  Additional operating statistics of our hotels are included in the table on page 36.

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($16,900), partially offset by the effects of our hotel acquisitions since July 1, 2012 ($2,607) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since July 1, 2012 ($266).

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since July 1, 2012. Rental income for the 2013 and 2012 periods includes ($83) and ($69) of adjustments to record rent on a straight line basis, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed in January 2013 ($3,822), partially offset by increased levels of sales at certain of our leased hotels ($27). We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed in January 2013 ($44,986), increased expenses associated primarily with higher occupancies at certain of our managed hotels ($9,672) and the effect of our acquisitions since July 1, 2012 ($11,087), partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during the 2013 period due to lower occupancies ($5,030) and the effect of our hotel dispositions since July 1, 2012 ($2,240).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $15,258 and $20,300, less than the minimum returns due to us in the three months ended September 30, 2013 and 2012, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $4,445 and $12,791 in the three months ended September 30, 2013 and 2012, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $10,813 and $9,840 during the three months ended September 30, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since July 1, 2012 ($6,537) and the effect of our hotel acquisitions since July 1, 2012 ($2,765), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2012 ($2,508).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since July 1, 2012.

The increase in general and administrative costs is primarily due to an increase in business incentive management fees due to the increase in our cash available for distribution, as determined under our business management agreement with RMR ($1,758), and an increase in business management fees resulting from the increased size of our business ($925).

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded a $5,837 loss on asset impairment in the 2013 period in connection with an eminent domain action at one of our travel centers.  See Notes 7 and 10 to our condensed consolidated financial statements for further information relating to this travel center.

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

We recognized higher federal and state income taxes during the 2013 period primarily due to an adjustment to reduce accrued taxes during the 2012 period.

We reduced net income available for common shareholders in the 2013 period by $5,627, which represents the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that were redeemed in July 2013 exceeded our carrying amount for those preferred shares as of the date of redemption. We reduced net income available for common shareholders in the 2012 period by $5,040, which represents the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that were redeemed in September 2012 exceeded our carrying amount for those preferred shares as of the date of redemption.

The decrease in preferred distributions is the result of our redemption of our Series C cumulative redeemable preferred shares described above.

The decreases in net income and net income available for common shareholders in the three months ended September 30, 2013, compared to the prior year period, are primarily a result of the changes discussed above.  Net income available for common shareholders per common share decreased for the 2013 period compared to the 2012 period because of those reasons and due to the higher number of weighted average common shares outstanding for the 2013 period.  The percentage decrease in net income available for common shareholders is higher primarily as a result of our issuance of common shares pursuant to a public offering in March 2013.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	For the Nine Months Ended September 30,
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$990,436	$741,775	$248,661	33.5%
Rental income:
Minimum rents - hotels	24,765	66,237	(41,472)	(62.6)%
Minimum rents - travel centers	162,034	154,626	7,408	4.8%
Total rental income	186,799	220,863	(34,064)	(15.4)%
FF&E reserve income	1,828	12,033	(10,205)	(84.8)%

Expenses:
Hotel operating expenses	705,054	527,806	177,248	33.6%
Depreciation and amortization - hotels	149,703	127,244	22,459	17.7%
Depreciation and amortization - travel centers	72,223	64,962	7,261	11.2%
Total depreciation and amortization	221,926	192,206	29,720	15.5%
General and administrative	37,156	32,333	4,823	14.9%
Acquisition related costs	3,180	1,648	1,532	93.0%
Loss on asset impairment	8,008	889	7,119	800.8%

Operating income	203,739	219,789	(16,050)	(7.3)%

Interest income	97	233	(136)	(58.4)%
Interest expense	(108,188)	(101,660)	6,528	6.4%
Gain on sale of real estate	—	10,602	(10,602)	(100.0)%
Equity in earnings of an investee	219	236	(17)	(7.2)%
Income before income taxes	95,867	129,200	(33,333)	(25.8)%
Income tax benefit (expense)	4,559	(3,908)	(8,467)	(216.7)%

Net income	100,426	125,292	(24,866)	(19.8)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(5,627)	(7,984)	2,357	n/a
Preferred distributions	(21,393)	(32,048)	10,655	(33.2)%
Net income available for common shareholders	73,406	85,260	(11,854)	(13.9)%
Weighted average shares outstanding	135,030	123,553	11,477	9.3%
Net income available for common shareholders per common share	$0.54	$0.69	$(0.15)	(21.7)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012.

The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed in January 2013 ($184,443), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($56,904) and the effects of our hotel acquisitions since January 1, 2012 ($26,832).  These increases were partially offset by decreased revenues at certain of our managed hotels recently rebranded or undergoing renovations during the

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013 period due to decreases in ADR and lower occupancies ($6,227) and the effects of our hotel dispositions since January 1, 2012 ($13,291).  Additional operating statistics of our hotels are included in the table on page 36.

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($50,683), partially offset by the effects of our hotel acquisitions since January 1, 2012 ($7,627) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2012 ($1,584).

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2012. Rental income for the 2013 and 2012 periods includes ($239) and $218 of adjustments to record rent on a straight line basis, respectively.

The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed in January 2013 ($10,648), partially offset by increased levels of sales at certain of our leased hotels ($443).

The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed in January 2013 ($123,264), increased expenses associated primarily with higher occupancies at certain of our managed hotels ($34,761) and the effect of our hotel acquisitions since January 1, 2012 ($28,641), partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during the 2013 period due to lower occupancies ($14,309) and the effect of our hotel dispositions since January 1, 2012 ($13,271).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $44,475 and $46,697 less than the minimum returns due to us in the nine months ended September 30, 2013 and 2012, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $12,597 and $30,483 in the nine months ended September 30, 2013 and 2012, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $31,878 and $16,210 during the nine months ended September 30, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2012 ($21,764) and the effect of our hotel acquisitions since January 1, 2012 ($7,550), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2012 ($6,855).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2012.

The increase in general and administrative costs is primarily due to an increase in business management fees resulting from the increased size of our business ($2,184), an increase in incentive business management fees due to the increase in our cash available for distribution, as determined under our business management agreement with RMR ($1,724), an increase in stock compensation expense recognized ($482) and higher professional services expenses ($433).

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded an $8,008 loss on asset impairment in the 2013 period in connection with an eminent domain taking of our travel center in Roanoke, VA by the VDOT and in connection with our plan to sell one hotel.  See Notes 7 and 10 to our condensed consolidated financial statements for further information relating to this travel center.  We recorded an $889 loss on asset impairment in the 2012 period in connection with our decision to remove certain of our hotels from held for sale status.

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

We recorded a $6,868 deferred tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs and recognized lower income tax expense primarily as a result of lower state income taxes during the 2013 period.

Our net income available for common shareholders was reduced in the 2013 period by $5,627, which represented the amount by which the liquidation for our Series C cumulative redeemable preferred shares that we redeemed in July 2013 exceeded our carrying amount for those preferred shares as of the date of redemption. Our net income available for common shareholders in the 2012 period was reduced by an aggregate of $7,984, which represented the amount by which the liquidation for our Series B cumulative redeemable preferred shares that we redeemed in February 2012 and for our Series C cumulative redeemable preferred shares that were redeemed in September 2012 exceeded our carrying amounts for those preferred shares as of the respective dates of redemption.

The decrease in preferred distributions is the result of our redemption of our Series B cumulative redeemable preferred shares and Series C cumulative redeemable preferred shares described above, partially offset by the issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in January 2012.

The decreases in net income and net income available for common shareholders in the nine months ended September 30, 2013, compared to the prior year period, are primarily a result of the changes discussed above.  Net income available for common shareholders per common share decreased for the 2013 period compared to the 2012 period because of those reasons and due to the higher number of weighted average common shares outstanding for the 2013 period.  On a per share basis, the percentage decrease in net income available for common shareholders is higher primarily due to our issuance of common shares pursuant to a public offering in March 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2013, all 475 of our properties were operated under 11 management agreements or leases.  All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources.  Our hotel managers include Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans Hotel Group Co., or Morgans.  Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables on pages 33 through 35.  During the twelve months ended September 30, 2013, eight of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those eight hotel operating agreements of 0.29x to 0.95x); our Marriott No. 1 agreement generated coverage of 1.04x during the twelve months ended September 30, 2013.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended September 30, 2013, the operating results from our 184 properties in our two travel center leases generated coverage of 1.58x.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us.  We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred eight (308) of our properties, representing 62% of our total historical investments at cost as of September 30, 2013, are operated under seven management arrangements or leases which are subject to full or limited guarantees.  These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us.  Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of September 30, 2013, are secured by a security deposit which we control.  Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

As described above, certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls.  However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the lodging industry does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities described above do not result in improved operating results at these hotels.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured.  If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest expense on our debt and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest expense and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter.  However, because of the impact of the weak U.S. economy on the hotel and travel center industries, our managers and tenants may become unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows in the nine months ended September 30, 2013 compared to the same period in 2012 were as follows: (1) cash flow provided by operating activities increased from $264,662 in 2012 to $265,218 in 2013; (2) cash used in investing activities increased from $379,037 in 2012 to $453,378 in 2013; and (3) cash provided by financing activities increased from $123,196 in 2012 to $185,229 in 2013.

The small increase in cash provided by operating activities for the nine month period ended September 30, 2013 as compared to the corresponding prior year period is due primarily to changes in working capital during the 2013 period.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in cash used in investing activities for the nine month period ended September 30, 2013 as compared to the corresponding prior year period is primarily due to our increased acquisition activities in the 2013 period, partially offset by lower FF&E reserve fundings made in the 2013 period and the net proceeds received from the sale of real estate in the 2012 period.  The increase in cash provided by financing activities for the nine month period ended September 30, 2013 as compared to the corresponding prior year period is primarily due to a decrease in the amount of debt repayments and preferred share redemptions in the 2013 period.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates.  In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties, despite our REIT status.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2013, our hotel managers and hotel tenants deposited $22,084 to these accounts and $73,101 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels.  As of September 30, 2013, there was $30,333 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2013, we funded $172,776 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the nine months ended September 30, 2013, we funded $1,606 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently do not expect to make significant fundings for capital improvements under this agreement during the remainder of 2013.

•                  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $128,000 of funding for renovations of certain of these hotels and for other improvements. As of September 30, 2013, $117,000 has been funded. We funded $39,000 of this amount during the nine months ended September 30, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $11,000 during the remainder of 2013 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of September 30, 2013, $223,370 has been funded. We funded $10,602 during the nine months ended September 30, 2013.  We currently expect to fund $10,557 during the remainder of 2013 and the remaining $56,073 in 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $240,000 of funding for rebranding, renovations and other improvements to the 22 hotels included in our Sonesta agreement through 2014.  As of September 30, 2013, $89,655 has been funded. During the nine months ended September 30, 2013, we funded $74,688 for capital

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenditures under this agreement using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $30,345 during the remainder of 2013 and the remaining $120,000 in 2014, using existing cash balances or borrowings under our revolving credit facility. As we fund improvements pursuant to our Sonesta agreement, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•                  Pursuant to the May 2012 and November 2012 agreements we entered with Wyndham for the management of 21 hotels, we expect to provide an aggregate of $93,000 for refurbishment and rebranding of these 21 hotels. We have also agreed to provide up to $10,000 for the rebranding and renovation of a full service hotel we acquired on August 1, 2013 that was added to our Wyndham agreement.  As of September 30, 2013, $55,466 has been funded. We funded $46,880 of this amount during the nine months ended September 30, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $21,664 during the remainder of 2013 and the remaining $25,870 in 2014, using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits.  However, TA is required to maintain the leased travel centers, including structural and non-structural components.  Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $63,163 for purchases of capital improvements under these lease provisions during the nine months ended September 30, 2013 and currently expect to fund approximately $16,837 for purchases of capital improvements to our travel center properties during the remainder of 2013, using existing cash balances or borrowings under our revolving credit facility.  However, TA is not obligated to request and we are not obligated to purchase any such improvements.

On each of January 15, 2013, April 15, 2013, July 15, 2013 and October 15, 2013, we paid a quarterly distribution on our Series D preferred shares of $0.4453125 per share, or $5,166, which were paid to shareholders of record as of December 28, 2012, March 28, 2013, June 28, 2013, and September 30, 2013, respectively. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On each of February 15, 2013 and May 15, 2013, we paid a quarterly distribution on our Series C preferred shares of $0.4375 per share, or $2,931 which were paid to shareholders of record as of January 31, 2013 and April 30, 2013, respectively.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

On February 22, 2013, we paid a quarterly distribution on our common shares of $0.47 per share, or $58,110, to shareholders of record on January 31, 2013.  On May 24, 2013, we paid a quarterly distribution on our common shares of $0.47 per share, or $65,677, to shareholders of record on April 26, 2013.  On August 23, 2013, we paid a quarterly distribution on our common shares of $0.47 per share, or $65,681, to shareholders of record on July 26, 2013.  We funded these distributions using existing cash balances and borrowings under our revolving credit facility.  On October 10, 2013, we declared a $0.48 per share distribution to our common shareholders of record on October 25, 2013.  We expect to pay this amount on or about November 22, 2013 using cash on hand and borrowings under our revolving credit facility.

On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering. We used the net proceeds from this sale (approximately $393,474 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and for general business purposes.

On June 6, 2013, we issued $300,000 of 4.5% unsecured senior notes due in 2023 in a public offering. Net proceeds from this offering ($297,115 after underwriting and other offering expenses) were used for the acquisition of the New Orleans Hotel, to fund the redemption of our 7% Series C Cumulative Redeemable Preferred Shares and for general business purposes.

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

On June 28, 2013, we acquired the fee interest in our 483 room full service New Orleans Hotel for $120,500, excluding closing costs, with proceeds from our 4.5% Senior Notes offering described above.

On July 1, 2013, we acquired the fee interest in a travel center we previously leased from a third party and subleased to TA.  We also acquired land parcels adjacent to three of our other travel centers and leased these to TA.  We funded these transactions (aggregate consideration of $6,323) with cash on hand.

On August 1, 2013, we acquired a 219 room full service hotel in Florham Park, NJ for $52,750, excluding closing costs, using cash on hand and borrowings under our revolving credit facilities.

On September 18, 2013, we agreed to acquire a hotel located in Orlando, FL with 223 rooms. The contract purchase price is $21,000, excluding closing costs. We currently expect to acquire this property during the first quarter of 2014 using cash on hand and borrowings under our revolving credit facility. This pending acquisition is subject to completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property at all, or that the terms of the acquisition will not change or that the closing will not be delayed.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is September 7, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the facility for one year to September 7, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,500,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at LIBOR plus a premium of 130 basis points as of June 30, 2013. We also pay a facility fee of 30 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.48%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.50% for the nine months ended September 30, 2013. As of September 30, 2013 and November 4, 2013, we had $193,000 and $173,000, respectively, outstanding under our revolving credit facility and $557,000 and $577,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at September 30, 2013.

Our term debt maturities (other than our revolving credit facility) as of September 30, 2013 were as follows: $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $700,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.  None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes.

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

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at September 30, 2013, consist of our outstanding borrowings under our revolving credit facility, our $400,000 unsecured term loan and $2,313,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September 30, 2013, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September 30, 2013, we owned 291 hotels and 184 travel centers which are operated under 11 management agreements or leases. Our hotels are managed by or leased to separate affiliates of hotel operating companies including Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 184 travel centers are leased to and operated by TA under two lease agreements.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The tables on the following pages summarize significant terms of our leases and management agreements as of September 30, 2013, and include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics, and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum(2)	September 30,		September 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent	2013	2012	2013	2012
Marriott (No. 1) (4)	53	7,610	$679,546	$67,461	1.23x	1.14x	1.04x	0.96x
Marriott (No. 234) (5)	68	9,129	990,489	105,347	0.98x	1.00x	0.91x	0.86x
Marriott (No. 5) (6)	1	356	90,078	9,902	0.63x	0.57x	0.42x	0.40x
Subtotal / Average Marriott	122	17,095	1,760,113	182,710	1.06x	1.03x	0.93x	0.87x
InterContinental (7)	91	13,513	1,373,507	136,008	1.07x	0.86x	0.95x	0.84x
Sonesta (8)	22	4,610	751,030	56,740	0.28x	0.10x	0.29x	0.69x
Wyndham(10)	22	3,605	337,872	24,698	0.39x	0.01x	0.45x	0.64x
Hyatt (9)	22	2,724	301,942	22,037	0.83x	0.80x	0.87x	0.77x
Carlson (11)	11	2,096	209,895	12,920	1.05x	0.98x	0.81x	0.71x
Morgans (12)	1	372	120,000	5,956	1.58x	1.14x	0.91x	0.81x
Subtotal / Average Hotels	291	44,015	4,854,359	441,069	0.92x	0.80x	0.83x	0.82x
TA (No. 1) (13)	144	—	1,990,534	159,443	1.79x	1.86x	1.59x	1.71x
TA (No. 2) (14)	40	—	771,713	60,387	1.69x	1.85x	1.55x	1.71x
Subtotal / Average TA	184	—	2,762,247	219,830	1.76x	1.86x	1.58x	1.71x
Total / Average	475	44,015	$7,616,606	$660,899	1.20x	1.16x	1.08x	1.12x

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

We originally held a security deposit of $64,700 under this agreement. As of September 30, 2013, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return. This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees. Marriott has also provided us with a

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

$40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019. As of September 30, 2013, the available Marriott guaranty was $30,672.

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

(7)        We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 30 states in the U.S. and Ontario, Canada to one of our TRSs. These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental.  The annual minimum return amount presented includes $6,759 of rent related to the Puerto Rico property. The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement. As of September 30, 2013, we have applied $45,963 of the security deposit to cover shortfalls in the payments of our minimum return and rent and the balance of this security deposit was $27,909. This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 to the extent of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit. In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount. These additional return amounts are not guaranteed or secured by the security deposit.

(8)         On June 28, 2013, we acquired the fee interest in the New Orleans Hotel from the third party owner from which we previously leased this hotel.  Sonesta previously managed the hotel under an agreement we had referred to as Sonesta No. 2.  In connection with the acquisition of the fee interest in the hotel, the lease with the third party terminated and we and Sonesta entered into an amended and restated management agreement and added the hotel to our existing portfolio of 21 hotels previously referred to as our Sonesta No. 1 agreement.  We now refer to our 22 Sonesta branded hotels as our Sonesta agreement.

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

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return. As of September 30, 2013, the available Hyatt guaranty was $15,304. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(10)  We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels. We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented includes $1,250 of rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828. As of September 30, 2013, the available Wyndham guaranty was $18,349. This guaranty expires in 2020. In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed. Amounts reimbursed to Wyndham for guaranty advances replenish the amount of Wyndham’s guaranty available to us.

(11)  We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs. The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return. As of September 30, 2013, the available Carlson guaranty was $21,642. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(13)  We lease our 144 TA® branded travel centers in 39 states to a subsidiary of TA under a lease that expires in 2022.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits). The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,152 of ground rent paid by TA for properties we lease and sublease to TA. This lease is guaranteed by TA.

One of the travel centers we leased to TA under our TA No.1 lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the Virginia Department of Transportation, or the VDOT, in connection with certain highway construction.  The TA No. 1 Lease provides that it terminates with respect to a property upon a taking of the property as the result of any eminent domain proceeding.  Under the terms of the TA No. 1 lease, the annual rent payable to us is reduced by either (i) 8.5% of the amount of the proceeds we receive from that taking or, at our option, (ii) the annual fair market value rent of the property. There are ongoing negotiations among the VDOT, TA, and us regarding the amount of compensation to be paid for the taking and regarding a possible short term lease of the property to us for sublease to TA. We expect that TA will continue to operate this travel center pursuant to a sublease until October 2014.  The VDOT's estimate of fair market value for the taking is $6,280. We and TA have engaged an appraiser to review the VDOT's estimate. Given the preliminary stages of these negotiations, there can be no assurance concerning what additional compensation, if any, would be payable to us or HPT as a result of the taking or what leasing arrangements, if any, will be entered into and the date at which we will cease to operate this travel center.  The annual minimum rent amount presented for our TA No. 1 lease does not reflect any reduction related to this matter since we have not yet received any proceeds and compensation has not been finalized for the taking. The coverage amounts presented include the results from this travel center.  As of November 4, 2013, this travel center continues to be operated by TA.

(14)  We lease our 40 Petro® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total sales over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits). We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease.  We have waived $307 of percentage rent as of September 30, 2013.  This lease is guaranteed by TA.

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

		No. of	Three Months Ended			Nine Months Ended
	No. of	Rooms /	September 30, (1)			September 30, (1)
	Hotels	Suites	2013	2012	Change	2013	2012	Change
ADR
Marriott (No. 1)	53	7,610	$117.31	$113.98	2.9%	$117.41	$113.20	3.7%
Marriott (No. 234)	68	9,129	113.44	108.00	5.0%	112.48	106.91	5.2%
Marriott (No. 5)	1	356	225.61	219.88	2.6%	220.28	216.01	2.0%
Subtotal / Average Marriott	122	17,095	117.84	113.38	3.9%	117.27	112.44	4.3%
InterContinental	91	13,513	93.91	90.24	4.1%	95.06	90.79	4.7%
Sonesta	22	4,610	123.93	125.10	-0.9%	126.94	129.56	-2.0%
Wyndham	22	3,605	83.18	81.41	2.2%	79.12	80.47	-1.7%
Hyatt	22	2,724	93.31	91.65	1.8%	94.90	93.25	1.8%
Carlson	11	2,096	94.94	91.83	3.4%	93.80	91.35	2.7%
Morgans	1	372	262.41	252.16	4.1%	244.73	239.48	2.2%
All hotels Total / Average	291	44,015	$107.02	$103.73	3.2%	$106.94	$104.01	2.8%

OCCUPANCY
Marriott (No. 1)	53	7,610	72.8%	72.1%	0.7 pts	68.8%	68.5%	0.3 pts
Marriott (No. 234)	68	9,129	75.2%	72.9%	2.3 pts	72.5%	69.5%	3.0 pts
Marriott (No. 5)	1	356	86.5%	85.8%	0.7 pts	84.6%	84.5%	0.1 pts
Subtotal / Average Marriott	122	17,095	74.4%	72.8%	1.6 pts	71.1%	69.4%	1.7 pts
InterContinental	91	13,513	82.5%	75.1%	7.4 pts	78.5%	70.1%	8.4 pts
Sonesta	22	4,610	71.1%	66.3%	4.8 pts	68.7%	70.9%	-2.2 pts
Wyndham	22	3,605	61.6%	64.5%	-2.9 pts	62.9%	67.4%	-4.5 pts
Hyatt	22	2,724	77.5%	78.6%	-1.1 pts	76.8%	75.7%	1.1 pts
Carlson	11	2,096	73.4%	72.8%	0.6 pts	70.6%	68.3%	2.3 pts
Morgans	1	372	92.4%	85.0%	7.4 pts	87.9%	78.3%	9.6 pts
All hotels Total / Average	291	44,015	75.8%	72.6%	3.2 pts	72.9%	70.0%	2.9 pts

RevPAR
Marriott (No. 1)	53	7,610	$85.40	$82.18	3.9%	$80.78	$77.54	4.2%
Marriott (No. 234)	68	9,129	85.31	78.73	8.4%	81.55	74.30	9.8%
Marriott (No. 5)	1	356	195.15	188.66	3.4%	186.36	182.53	2.1%
Subtotal / Average Marriott	122	17,095	87.67	82.54	6.2%	83.38	78.03	6.9%
InterContinental	91	13,513	77.48	67.77	14.3%	74.62	63.64	17.3%
Sonesta	22	4,610	88.11	82.94	6.2%	87.21	91.86	-5.1%
Wyndham	22	3,605	51.24	52.51	-2.4%	49.77	54.24	-8.2%
Hyatt	22	2,724	72.32	72.04	0.4%	72.88	70.59	3.2%
Carlson	11	2,096	69.69	66.85	4.2%	66.22	62.39	6.1%
Morgans	1	372	242.47	214.34	13.1%	215.12	187.51	14.7%
All hotels Total / Average	291	44,015	$81.12	$75.31	7.7%	$77.96	$72.81	7.1%

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including:  TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta manages several of our hotels for our TRSs; we previously sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our 2012 Annual Report, our Proxy Statement dated March 1, 2013 for the Annual Meeting of Shareholders held on May 15, 2013, or our Proxy Statement, our Current Reports on Form 8-K dated March 6, 2013, June 28, 2013 and September 20, 2013, and our other filings with the Securities and Exchange Commission, or the SEC, including Note 8 to our consolidated financial statements included in our 2012 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2012 Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2012 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our 2012 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, for the three and nine months ended September 30, 2013 and 2012. We believe that this data may facilitate an understanding of our condensed consolidated historical operating results. These measures should be

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs and the deferred income tax benefit described below. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2013 and 2012 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements to FFO and Normalized FFO, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available for common shareholders	$16,741	$29,480	$73,406	$85,260
Depreciation and amortization expense	76,048	66,566	221,926	192,206
Loss on asset impairment (1)	5,837	—	8,008	889
Gain on sale of real estate (2)	—	(10,602)	—	(10,602)
FFO	98,626	85,444	303,340	267,753
Deferred percentage rent (3)	464	919	1,746	3,481
Acquisition related costs(4)	1,090	84	3,180	1,648
Excess of liquidation preference over carrying value of preferred shares redeemed (5)	5,627	5,040	5,627	7,984
Deferred income tax benefit (6)	—	—	(6,868)	—
Normalized FFO	$105,807	$91,487	$307,025	$280,866

Weighted average shares outstanding	139,764	123,577	135,030	123,553

FFO available for common shareholders per share	$0.71	$0.69	$2.25	$2.17
Normalized FFO available for common shareholders per share	$0.76	$0.74	$2.27	$2.27
Distributions declared per share	$0.47	$0.45	$0.47	$1.35

(1)         We recorded a $5,837, or $0.04 per share, loss on asset impairment in the three months ended September 30, 2013 in connection with an eminent domain taking of our travel center in Roanoke, VA by the VDOT.  We recorded an $889, or $0.01 per share, loss on asset impairment in the nine months ended September 30, 2012 in connection with our decision to remove 20 Marriott branded hotels from held for sale status.

(2)         We recorded a $10,602, or $0.09 per share, gain on sale of real estate in the third quarter of 2012 in connection with the sales of three of our hotels.

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

(4)         Represents costs associated with our hotel acquisition activities.

(5)         On July 1, 2013, we redeemed all of our outstanding 7% Series C Cumulative Redeemable Preferred Shares at their liquidation preference of $25 per share, plus accumulated and unpaid distributions. The liquidation preference of the redeemed shares exceeded our carrying amount of the redeemed shares as of the date of redemption by $5,627, or $0.04 per share, and we reduced net income available to common shareholders for the three months ended September 30, 2013, by that excess amount. On February 13, 2012, we redeemed all of our outstanding 8.875% Series B Cumulative Redeemable Preferred Shares at their liquidation preference of $25 per share, plus accumulated and unpaid distributions. The liquidation preference of the redeemed shares exceeded our carrying amount for the redeemed shares as of the date of redemption by $2,944, or $0.02 per share, and we reduced net income available to common shareholders for the six months ended June 30, 2012, by that excess amount.  On September 10, 2012, we redeemed 6,000,000 of our 7% Series C Cumulative Redeemable Preferred Shares at their liquidation preference of $25 per share, plus accumulated and unpaid distributions. The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $5,040, or $0.02 per share, and we reduced net income available to common shareholders for the three months ended September 30, 2012, by that excess amount.

(6)         We recorded a $6,868, or $0.05 per share, tax benefit in the three months ended September 30, 2013 in connection with the restructuring of certain of our TRSs.

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

As of September 30, 2013, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $23,135. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $92,170. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

HOSPITALITY PROPERTIES TRUST

At September 30, 2013, our floating rate debt consisted of $193,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. Our revolving credit facility matures in September 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to September 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of September 30, 2013:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At September 30, 2013	1.59%	$593,000	$9,429	$0.07
100 basis point increase	2.59%	$593,000	$15,359	$0.11

(1)         Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of September 30, 2013.

(2)         Based on weighted average shares outstanding for the nine months ended September 30, 2013.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At September 30, 2013	1.54%	$1,150,000	$17,710	$0.13
100 basis point increase	2.54%	$1,150,000	$29,210	$0.22

(1)         Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of September 30, 2013, assuming we were fully drawn.

(2)         Based on weighted average shares outstanding for the nine months ended September 30, 2013.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•                  OUR ABILITY TO OBTAIN AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•                  OUR MANAGERS’ AND TENANTS’ ABILITY TO SUCCESSFULLY COMPETE IN THE HOTEL AND TRAVEL CENTER INDUSTRIES AND OPERATE OUR PROPERTIES,

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

HOSPITALITY PROPERTIES TRUST

•                  COMPETITION WITHIN THE REAL ESTATE, HOTEL AND TRAVEL CENTER INDUSTRIES, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MAN-MADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

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

•                  WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF SEPTEMBER 30, 2013, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $18.3 MILLION REMAINED) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THE ANNUAL RENT DUE TO US UNDER A LEASE WITH MORGANS IS $6.0 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL BE ABLE OR WILLING TO FULFILL ITS OBLIGATION UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•                  WE HAVE RECENTLY REBRANDED AND ARE CONTINUING TO REBRAND CERTAIN HOTELS.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH REBRANDING MAY BE GREATER THAN WE NOW ANTICIPATE.  WHILE THE CAPITAL PROJECTS WILL CAUSE

HOSPITALITY PROPERTIES TRUST

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

•                  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL OPERATORS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE OPERATORS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE GUARANTORS OF OUR MINIMUM RETURNS OR RENTS DUE FROM SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS MAY BE EXHAUSTED,

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

•                  CONTINGENCIES IN OUR PENDING AND FUTURE HOTEL ACQUISITION AGREEMENTS AND FUTURE SALE AGREEMENTS MAY CAUSE OUR ACQUISITIONS OR SALES NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THERE ARE ONGOING DISCUSSIONS AMONG THE VDOT, TA AND US REGARDING AN EMINENT DOMAIN PROCEEDING FOR ONE TRAVEL CENTER, THE AMOUNT OF COMPENSATION TO BE PAID FOR THE TAKING AND A POSSIBLE SHORT TERM LEASE OF THE PROPERTY TO US, FOR SUBLEASE TO TA, OR DIRECTLY TO TA.  THERE CAN BE NO ASSURANCE CONCERNING THE AMOUNT OF COMPENSATION PAYABLE TO US OR TA AS A RESULT OF THE TAKING, WHAT LEASING ARRANGEMENTS, IF ANY, WILL BE ENTERED INTO OR WHAT THE FINAL REDUCTION OF RENT PAYABLE TO US BY TA WILL ULTIMATELY BE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES WE EXPECT TO FUND AN ADDITIONAL $11.0 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $66.6 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $47.5 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN

HOSPITALITY PROPERTIES TRUST

ADDITIONAL $150.3 MILLION TO RENOVATE AND REBRAND 22 HOTELS INCLUDED IN OUR SONESTA AGREEMENT. RENOVATION AND REBRANDING COSTS ARE DIFFICULT TO PROJECT AND WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS, REFURBISHMENT OR REBRANDING COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT, AT SEPTEMBER 30, 2013, WE HAD $17.1 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $557.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAVE SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY.  HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM THE OPERATIONS OF OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS, REBRANDING AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

HOSPITALITY PROPERTIES TRUST

Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2013.)
10.1

First Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013.)

10.2

First Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013.)

10.3

Overview of Restructuring of Business Management Agreement with Reit Management & Research LLC dated September 20, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2013.)

10.4	Form of Restricted Share Agreement. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 5, 2013

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 5, 2013