Form 10-K
period 2013-12-31
HOSPITALITY PROPERTIES TRUST
filed 2014-02-28
CIK 945394

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non-affiliates was $3.7 billion based on the $26.28 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 638,370 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates.

          Number of the registrant's common shares outstanding as of February 25, 2014: 149,617,352.

          References in this Annual Report on Form 10-K to the "Company," "HPT," "we," "us" or "our" include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR HOTEL MANAGERS' OR TENANTS' ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

  •
  THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

  •
  THE SUCCESS OF OUR REBRANDED HOTELS,

  •
  OUR ABILITY TO RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

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

i

NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

  •
  WE EXPECT THAT, WHILE THE SECURITY DEPOSIT FOR OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT INTERNATIONAL INC., OR MARRIOTT, WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY. THIS STATEMENT IMPLIES MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY, AND THAT SHORTFALLS WILL NOT EXCEED THE GUARANTY CAP. FURTHER, THIS GUARANTY EXPIRES ON DECEMBER 31, 2019. WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT'S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR MARRIOTT HOTELS,

  •
  WE EXPECT THAT INTERCONTINENTAL HOTELS GROUP, PLC, OR INTERCONTINENTAL, WILL CONTINUE TO PAY US THE MINIMUM RETURNS INCLUDED IN OUR MANAGEMENT AGREEMENT WITH INTERCONTINENTAL AND

    THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL'S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS,

  •
  WYNDHAM HOTEL GROUP, OR WYNDHAM, HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM'S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF DECEMBER 31, 2013, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $14.2 MILLION REMAINED) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS HOTEL GROUP, OR MORGANS, IS $6.0 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

  •
  WE HAVE RECENTLY REBRANDED CERTAIN HOTELS AND ARE CONTINUING TO RENOVATE THESE HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTEL'S OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

  •
  WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA OR UNDER OUR MARRIOTT NO. 1 AGREEMENT. ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT ARE ENTIRELY DEPENDENT UPON THE FINANCIAL RESULTS OF THOSE HOTEL OPERATIONS,

  •
  OTHER SECURITY DEPOSITS AND GUARANTEES REFERENCED HEREIN ARE ALSO LIMITED IN DURATION AND AMOUNT AND GUARANTEES ARE SUBJECT TO THE GUARANTORS' ABILITY AND WILLINGNESS TO PAY,

  •
  HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE OPERATORS OF SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR

    OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS MAY BE EXHAUSTED,

  •
  SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE CURRENT LEVEL OF COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF FUEL CONSERVATION MEASURES ARE INCREASED, IF FREIGHT BUSINESS IS DIRECTED AWAY FROM TRUCKING, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS OR LEASE THEM FOR RENTS WHICH EXCEED OUR OPERATING AND CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

  •
  CONTINGENCIES IN OUR PENDING AND FUTURE HOTEL ACQUISITION AND SALE AGREEMENTS MAY CAUSE OUR ACQUISITIONS OR SALES NOT TO OCCUR OR TO BE DELAYED OR THE TERMS TO BE CHANGED,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THERE ARE ONGOING DISCUSSIONS AMONG THE VIRGINIA DEPARTMENT OF TRANSPORTATION, TA AND US REGARDING AN EMINENT DOMAIN PROCEEDING FOR ONE TRAVEL CENTER AND THE AMOUNT OF COMPENSATION TO BE PAID FOR THE TAKING. THERE CAN BE NO ASSURANCE CONCERNING THE AMOUNT OF COMPENSATION PAYABLE TO US OR TA AS A RESULT OF THE TAKING OR WHAT THE FINAL REDUCTION OF RENT PAYABLE TO US BY TA WILL ULTIMATELY BE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES WE EXPECT TO FUND AN ADDITIONAL $5.1 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $23.0 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $37.6 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $131.0 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR SONESTA AGREEMENT. RENOVATION COSTS ARE DIFFICULT TO PROJECT AND WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS OR REFURBISHMENT COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT, AT DECEMBER 31, 2013, WE HAD $22.5 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $750.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAD SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM THE OPERATIONS OF OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS

    OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

  •
  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THIS AGREEMENT,

  •
  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN AGREEMENT IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE. WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET, AND

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

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

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

HOSPITALITY PROPERTIES TRUST
2013 FORM 10-K ANNUAL REPORT

PART I

Item 1.    Business

        The Company.    We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2013, we owned 291 hotels with 43,976 rooms or suites, and owned or leased 185 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.

        Our principal external growth strategy is to expand our investments in high quality real estate used in hospitality industries and enter leases and management agreements with qualified operators which generate returns to us that exceed our operating and capital costs. Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and to participate through additional returns and percentage rents in increases in the operating income of our managed hotel properties and increases in total sales at our leased hotels and travel centers, respectively.

        Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

HOTEL PROPERTIES

        As of December 31, 2013, our hotels were operated as Courtyard by Marriott®, Candlewood Suites®, Residence Inn by Marriott®, Royal Sonesta®, Sonesta®, Staybridge Suites®, Hyatt Place®, Crowne Plaza Hotels & Resorts®, Wyndham Grand®, Wyndham Hotels & Resorts®, Sonesta ES Suites®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, the Clift Hotel®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Hawthorn Suites®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, and Park Plaza® Hotels & Resorts. In the hotel descriptions which follow in this section we report our gross investments, after impairment writedowns but before depreciation and before investments funded by reserves created from operating results which were not funded separately by us. Our hotels are typically located in urban or high density suburban locations near major urban centers and are generally intended to be in locations convenient for business travelers.

        Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. The Courtyard by Marriott® brand has evolved to include upgraded public space, technology and new food & beverage offerings through the Bistro at Courtyard®. As of December 31, 2013, we have completed the required improvements to implement the Bistro at Courtyard® concept at 69 of our 71 Courtyard hotels. These hotels generally have a market offering 24 hour snacks & beverages, a restaurant and lounge offering meal service, grab and go, and Starbucks® coffee, meeting rooms, business services, a fitness center and guest laundry. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels with plush bedding, stylish bathrooms and a flexible workspace area. Each guest room also offers free high speed wireless internet access. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2013, 953 Courtyard by Marriott® hotels were open and operating worldwide. We have invested $964 million in 71 Courtyard by Marriott® hotels with a total of 10,265 rooms.

        Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one bedroom suites. The hotels are designed for corporate, industrial and government markets appealing to travelers involved in long-term engagements such as temporary work assignments, projects, training programs or government business. Our Candlewood Suites® contain between 81 and 276 suites. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work space and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner and an HD television with DVD player. The work area includes a large desk and executive chair and free high speed wireless internet access. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, guest laundry facilities and a Candlewood Cupboard® area where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group, plc, or InterContinental, the owner of the Candlewood Suites® brand, as of December 31, 2013, 312 Candlewood Suites® hotels were open and operating worldwide. We have invested $585 million in 61 Candlewood Suites® hotels with a total of 7,552 suites.

        Residence Inn by Marriott® hotels are designed to provide business and leisure travelers with all the comforts of home while on long-term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio, one bedroom and two bedroom suites. Many Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants; however, each hotel has a 24 hour market. All offer a complimentary breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Each guest room also offers free high speed wireless internet access. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2013, 653 Residence Inn by Marriott® hotels were open and operating worldwide. We have invested $536 million in 35 Residence Inn by Marriott® hotels with a total of 4,488 suites.

        Royal Sonesta® and Sonesta® hotels offer full service accommodations to business and leisure travelers. Each hotel reflects the destination that the property resides in, offering guests a unique, local experience from location to location. Royal Sonesta® hotels are luxury hotels located in major cities and offer luxury amenities and services coupled with signature restaurant and lounge areas. Sonesta® hotels are full service upscale hotels that are typically located in urban and resort locations offering meeting facilities and restaurants. Our Royal Sonesta® and Sonesta® hotels contain between 195 and 485 guest rooms. Amenities consistent between both brands include flexible meeting space ranging from 10,000 to 50,000 square feet, business center and concierge services, in room dining and complimentary high speed internet. According to Sonesta International Hotels Corporation, or Sonesta, as of December 31, 2013, there are five Royal Sonesta® hotels and 23 Sonesta® hotels open and operating worldwide. We have invested a total of $548 million in four Royal Sonesta® hotels and in three Sonesta® hotels with a combined total of 2,774 rooms.

        Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Our Staybridge Suites® hotels contain between 92 and 150 suites. Each suite typically offers a fully equipped kitchen, living space, well-lit workspace and complimentary high speed wireless internet access. Other amenities include a "Great Room" lobby that offers a free breakfast buffet and evening receptions mid-week, an onsite convenience store, complimentary guest laundry, fitness center and 24 hour business center coupled with an outdoor area that includes a sport court and a barbeque area. With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, as of December 31, 2013, 196 Staybridge Suites® hotels were open and operating worldwide. We have invested $328 million in 19 Staybridge Suites® hotels with a total of 2,364 suites.

        Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well designed, high tech and contemporary environment catering to the multi-tasking business traveler, as well as to families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. Hyatt Place® hotels are located in urban, suburban and airport locations. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi internet and a media center with a 42 inch high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and a.m. Kitchen Skillet™ items, as well as access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Coffee to Cocktails Bar, which offers various coffee options and a selection of beer, wine and cocktails, and the Gallery Market, with a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, as of December 31, 2013, 192 Hyatt Place® hotels were open and operating worldwide. We have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

        Crowne Plaza Hotels & Resorts® is InterContinental's upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® has a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® hotels contain between 304 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, a full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities. According to InterContinental, as of December 31, 2013, 391 Crowne Plaza Hotels & Resorts® hotels were open and operating worldwide. We have invested $268 million in six Crowne Plaza Hotels & Resorts® hotels with a total of 2,346 rooms.

        Wyndham Hotels & Resorts and Wyndham Grand® hotels are full service properties located in business and vacation destinations. The hotels offer all of the comfort and amenities a hotel guest would expect, including well appointed public areas, guestrooms and dining options. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. Wyndham Grand® hotels are situated in resort and urban destinations, and seek to provide a one-of-a-kind experience with local flavor. Guestrooms are comfortable and refined, dining experiences are crafted by master chefs and lounges and public areas are designed to invite guests to linger. For social and business functions, the hotels contain flexible meeting spaces, with sophisticated entertainment and presentation capabilities. Our Wyndham branded hotels contain between 295 to 344 rooms with between 7,500 to 12,000 square feet of meeting space. According to Wyndham Hotel Group, or Wyndham, as of December 31, 2013, 170 Wyndham Hotels & Resorts® hotels were open and operating worldwide. We have invested a total of $253 million in five Wyndham hotels and one Wyndham Grand® hotel with a combined total of 1,823 rooms.

        Sonesta ES Suites® is Sonesta's upscale extended stay brand that offers apartment-like suites including oversized studio, one and two bedroom suites. This brand caters to both the extended stay business traveler and the family oriented leisure traveler. Our Sonesta ES Suites® contain between 93 and 150 suites. The comfortable and spacious suites offer a fully equipped kitchen, television with premium cable, flexible work space and complimentary high speed internet access. Additional amenities include a business center, a great room offering complimentary breakfast and evening social hour, 24 hour on-site convenience store, fitness center, outdoor recreational court and on-site guest laundry. According to Sonesta, as of December 31, 2013, there were 17 Sonesta ES Suites® hotels open and operating in the United States. We have invested $227 million in 15 Sonesta ES Suites® with a total of 1,836 suites.

        InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® hotels contain between 189 and 402 rooms. InterContinental Hotels & Resorts® hotels offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, as of December 31, 2013, 178 InterContinental Hotels & Resorts® hotels were open and operating worldwide. We have invested $211 million in three InterContinental Hotels & Resorts® hotels with a total of 799 rooms.

        Marriott Hotels and Resorts® is Marriott's flagship brand renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® hotels contain between 356 and 392 rooms. The guest rooms offer luxury linens, a "smart workspace", high speed internet and high definition televisions. Our Marriott Hotels and Resorts® hotels have between 20,000 to 25,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to Wi-Fi enabled lobbies, a choice of restaurants, room service, cocktail lounges, business centers, concierge floors, pools, and health/fitness centers. According to Marriott, as of December 2013, 559 Marriott Hotels and Resorts® hotels were open and operating worldwide. We have invested $131 million in two Marriott Hotels and Resorts® hotels with a total of 748 guest rooms.

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

        Radisson® Hotels & Resorts is a leading upscale full service hotel brand that serves both the business and leisure traveler. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre-arrival online check in system. Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 guest rooms. The flexible meeting facilities at our Radisson® Hotels & Resorts hotels range in size from 3,000 to 15,000 square feet and can accommodate groups between 10 and 600 people. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, as of December 31, 2013, 155 Radisson® Hotels & Resorts hotels were open and operating worldwide. We have invested $120 million in five Radisson® Hotels & Resorts hotels with a total of 1,128 rooms.

        TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. Our TownePlace Suites® contain between 94 and 141 suites. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the new in-room HomeOffice™ Suite. Other amenities offered typically include free high speed wireless internet access, HD-TV, a business center, guest laundry facilities, 24 hour staffing, complimentary breakfast and coffee, late night snack and beverage offerings from the "In a Pinch" market and a fitness center and a pet friendly environment. According to Marriott, as of December 31, 2013, 224 TownePlace Suites by Marriott® were open and operating worldwide. We have invested $110 million in 12 TownePlace Suites by Marriott® with a total of 1,321 suites.

        Hawthorn Suites® by Wyndham is an extended stay brand that provides a comfortable atmosphere for business and leisure travelers. Our Hawthorn Suites® have between 76 and 141 studio and one bedroom suites. Each guest room offers a fully equipped kitchen, a work space, flat screen televisions and free high speed wireless internet access. Hawthorn Suites® hotels offer a convenient 24 hour store, a fitness center, guest laundry facilities, free hot breakfast and an evening hospitality hour. According to Wyndham, as of December 31, 2013, 91 Hawthorn Suites® were open and operating worldwide. We have invested $95 million in 16 Hawthorn Suites® with a total of 1,756 rooms.

        Country Inns & Suites by Carlson® is a leading mid-market brand catering to both business and leisure travel. This brand is known for being "like home" and for providing a caring, consistent and comfortable hospitality experience. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels generally include spacious, well equipped rooms, a free hot, expansive breakfast selection and complimentary high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin-operated laundry service and a small restaurant and lounge. According to Carlson, as of December 31, 2013, 474 Country Inns & Suites by Carlson® were open and operating worldwide. We have invested $79 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

        Holiday Inn® hotels offer business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our two Holiday Inn® hotels contain 190 and 264 rooms, respectively. The Holiday Inn® brand offers a large work desk, free high speed internet access, a business center with internet access, copy and fax service, in room coffee and tea service and designer bath amenities. The meeting facilities at our Holiday Inn® hotels generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. According to InterContinental, the owner of the Holiday Inn® brand, as of December 31, 2013, 1,168 Holiday Inn® hotels were open and operating worldwide. We have invested $25 million in two Holiday Inn® hotels with a total of 454 rooms.

        SpringHill Suites by Marriott® are all-suites hotels designed to attract value conscious business and family travelers. Our two SpringHill Suites® hotels contain 114 and 150 rooms, respectively. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. All guest rooms offer free high speed internet. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet, guest laundry, a business center, free Wi-Fi access throughout the hotel, a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, as of December 31, 2013, 308 SpringHill Suites by Marriott® were open and operating worldwide. We have invested $24 million in two SpringHill Suites by Marriott® with a total of 264 suites.

        Park Plaza® Hotels & Resorts is in the mid-priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well appointed guest rooms with large work areas, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resorts hotel is 6,000 square feet and can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, as of December 31, 2013, 45 Park Plaza® Hotels & Resorts hotels were open and operating worldwide. We have invested $12 million in one Park Plaza® Hotel & Resorts hotel with a total of 209 rooms.

        The following table details the chain scale and service level of our hotels, as categorized by Smith Travel Research, as of December 31, 2013.

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	8	—	—	8
Upper Upscale	4	—	—	4
Upscale	19	95	70	184
Upper Midscale	2	—	12	14
Midscale	5	—	76	81

Totals	38	95	158	291

TRAVEL CENTER PROPERTIES

        As of December 31, 2013, we owned 184 travel centers, all of which we lease to TravelCenters of America LLC or its subsidiaries, or TA, pursuant to long term leases; 144 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 40 are operated under the Petro Stopping Centers®, or Petro®, brand name. In addition, one of our previously owned travel centers was taken in August 2013 by eminent domain proceedings. We are currently leasing this travel center from the Virginia Department of Transportation, or the VDOT, and subleasing it to TA through August 31, 2014.

        Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 25 acres of land with parking for 189 tractor trailers and 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel and convenience store; and a game room, lounge and other amenities for professional truck drivers and motorists. In addition pursuant to a new agreement with Shell Oil Products US, natural gas fuel dispensers are being installed at up to 100 of our travel centers.

        The physical layout of our travel centers varies from property to property. Most of our TA® branded properties have one building with separate service areas, while most of our Petro® branded properties have several separate buildings. According to TA 172 TA® and 75 Petro® sites were open and operating in the U.S. and Canada as of December 31, 2013. We have invested $2.0 billion in 144 TA® branded properties and $776 million in 40 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

        As of December 31, 2013, 289 of our hotels are included in one of seven portfolio agreements; 288 hotels are leased by us to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by hotel operating companies and one hotel is leased to a hotel operating company. Two of our hotels are not included in a portfolio and three hotels are leased to third parties. Our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased under two portfolio agreements. The principal features of the management agreements and leases for our 476 properties are as follows:

  •
  Minimum Returns or Minimum Rent.  All of our agreements require our managers or tenants to pay to us annual minimum returns or minimum rent.

  •
  Additional Returns or Rent.  In addition, certain of our hotel management agreements provide for additional returns to us generally based on excess cash flow after payment of hotel operating expenses, funding of the required property maintenance reserve, if any, payment of our minimum returns, payment of certain management fees and in certain instances, replenishment of the security deposit or guarantee. Certain of our agreements require percentage returns or rent based on increases in gross property revenues over threshold amounts.

  •
  Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2013 is 16.3 years, without giving effect to any renewal options our managers or tenants may have.

  •
  Pooled Agreements.  All but two of our properties are part of a portfolio combination. In all but one of our portfolio combinations, the manager's or tenant's obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest portfolio combination includes 11 hotels in which we have invested $210 million; the largest portfolio combination includes 145 travel centers in which we have invested $2.0 billion.

  •
  Geographic Diversification.  Each portfolio combination of properties is geographically diversified.

  •
  Strategic Locations.  Our properties are located in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions for hotels and interstate highways for travel centers.

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

  •
  Security Features.  Most of our management agreements or leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager's or tenant's parent company. As of December 31, 2013, seven of our nine portfolio agreements and one hotel leased to a third party, a total of 215 hotels and 185 travel centers, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 80.3% of our total minimum returns and minimum rents at December 31, 2013. We do not have any security deposits or guarantees for two of our seven hotel portfolio agreements or one hotel we lease to a third party, a total of 76 hotels, representing 19.7% of our total minimum returns and minimum rents as of December 31, 2013. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

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

        In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2013, we owned no convertible mortgages or joint venture interests.

        We may not achieve some or all of our investment objectives.

        Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2013, 288 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

  •
  The property's design, physical condition and age and expected capital expenditures that may be needed to be made to the property;

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

        In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property's market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and full service travel centers, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select, or create, qualified, experienced and financially stable operators.

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

        As stated above, our initial investment in travel center real estate was structured as the acquisition of an entire company, retention of the real estate and the creation of an operating company tenant. In making this type of acquisition, we have generally applied the same analysis described above to real estate we retained.

        We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

DISPOSITION POLICIES

        In the past, we have occasionally sold a property or exchanged properties which we own for different properties. In January 2014, we entered into an agreement to sell one hotel with a carrying value of $4 million. Although we may do so in the future, we have no current intention to dispose of any additional properties we presently own. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

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

FINANCING POLICIES

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility, our unsecured term loan and our unsecured term debt and convertible notes indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios and a minimum net worth. We currently intend to pursue our growth strategies while maintaining debt that is generally between 40% and 50% of our total book capitalization. We may from time to time re-evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization.

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

OTHER INFORMATION

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CommonWealth REIT, or CWH, Senior Housing Properties Trust, or SNH, Government Properties Income Trust, or GOV, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TA and Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President and President of Real Estate Services; Andrew J. Rebholz, Senior Vice President;

and Mark R. Young, Senior Vice President. Ethan S. Bornstein, Mark L. Kleifges and John G. Murray are also our executive officers. Mr. Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 25, 2014, RMR had approximately 850 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

        The travel center and truck stop industry is highly competitive. Although there are in excess of 6,400 travel centers and truck stops in the U.S., we understand TA believes that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love's Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants, travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if commercialized. The largest competitor of our travel centers is Pilot Flying J Inc., which represents a majority of the market based on fuel sales volumes. Competitive pressure from Pilot Flying J Inc., especially for large trucking fleets and long haul trucking fleets, could negatively impact TA's ability to pay rents due to us.

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

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and managers of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental damages. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Under the terms of our management agreements and leases, our tenants and managers have agreed to indemnify us from all environmental liabilities arising during the term of the agreements. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and managers may not have sufficient resources to pay environmental liabilities.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Climate Change".

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

        Segment Information.    As of December 31, 2013, we had two operating segments, hotel real estate investments and travel center real estate investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company or other financial institution;

  •
  a regulated investment company or REIT;

  •
  a subchapter S corporation;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who marks-to-market our shares;

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

  •
  a United States expatriate; or

  •
  except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

        The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is a beneficial owner of our shares who is:

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 1995. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

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

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2013 taxable years, and that our current investments and current and anticipated plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition. We currently do not expect to sell any asset if such a sale would result in the imposition of a material tax liability. We cannot, however, provide assurance that we will not change our plan in this regard.

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

  •
  In 2005, we acquired hotels in Canada and Puerto Rico. Our profits from properties outside of the United States will generally be subject to tax in the local jurisdictions. Under applicable law and through available tax concessions, we have minimized the Canadian and Puerto Rican income taxes we must pay, but there can be no assurance that existing law or concessions will be available to us in the future to minimize taxes; in particular, recent changes in Canadian income tax law may increase the Canadian income taxes that we will pay. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, as a REIT, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need to have been met during our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information. A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.    Except in respect of TRSs as discussed below, Section 856 (i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC. Thus, except for the TRSs discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We have invested and may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies or foreign entities. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are or become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs. Among other requirements, a TRS of ours must:

          (1)   be a corporation (other than a REIT) for federal income tax purposes in which we directly or indirectly own shares;

          (2)   join with us in making a TRS election;

          (3)   not directly or indirectly operate or manage a lodging facility or a health care facility; and

          (4)   not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

        In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which the subsidiary's TRS election is reported as being in effect, and we believe that the same will be true for any TRS that we later form or acquire.

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

        Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS's adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

We believe that all or substantially all of our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

        We have received opinions from our counsel, Sullivan & Worcester LLP, that (a) our underground storage tanks should constitute real estate, rather than personal property, for purposes of the various REIT qualification tests described in this summary, and (b) with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis. If the IRS or a court determines that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect that we would qualify for the gross income tests' relief provision described below, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

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

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. We therefore cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbor is not always achievable in practice.

        We believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because our general intent has been and is to:

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

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are "straight debt" securities or otherwise excepted as discussed below. Our stock and securities in a TRS are exempted from these 5% and 10% asset tests.

  •
  No more than 25% of our total assets may be represented by stock or securities of TRSs.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        Our Relationship with TA.    On January 31, 2007, we spun off all the then outstanding TA common shares. Because TA and its principal subsidiaries were entities which were not regarded as separate from us for tax purposes prior to the spin off, TA and these subsidiaries immediately after the spin off were (and expected thereafter to remain) tenants in whom we have at all times during each taxable year an actual and constructive ownership interest of less than 10% by vote and by value. On August 11, 2008, we entered into a rent deferral agreement with TA under which TA had the option to defer specified monthly rent payments from July 1, 2008 through December 31, 2010. In exchange, TA issued 1,540,000 shares to us then equal to approximately 9.5% of its outstanding shares (approximately 9.6% as of December 31, 2013, including the 880,000 shares of TA common stock we purchased from the underwriters in TA's public equity offering of December 2013), determined after this issuance. On January 31, 2011, we entered into an amendment agreement with TA to modify the terms of our leases with TA. Our leases with TA, TA's limited liability company operating agreement, the transaction agreement governing the spin off, the rent deferral agreement and the amendment agreement collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above and commencing with the January 31, 2007 spin off, we expect that the rental income we receive from TA and its subsidiaries will be "rents from real property" under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

        Our Relationship with Our Taxable REIT Subsidiaries.    We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. We may from time to time in the future lease additional hotels to our TRSs. In connection with lease defaults or expirations, we terminated occupancy of some of our hotels by defaulting or expiring tenants and immediately leased these hotels to our TRSs and entered into new, or continued with existing, third party management agreements for these hotels. We may in the future employ similar arrangements if we again face lease defaults or expirations.

        In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as "rents from real property" under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an "eligible independent contractor" within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be "qualified lodging facilities" within the meaning of Section 856(d)(9)(D) of the IRC. Qualified lodging facilities are defined as hotels, motels or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility's customary amenities and facilities.

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

        As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid to us by any of our TRSs exceed an arm's length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs' management agreements will be respected for purposes of the requirements of the IRC discussed above.

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

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

        Under Section 108(i) of the IRC, we elected to defer approximately $64 million of 2009 taxable income arising from our repurchase and retirement of a portion of our outstanding debt. We are required to recognize this deferred income ratably over a five-year period commencing in 2014. As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our deferred recognition of taxable income pursuant to the election. We do not believe that any portion of this deferred amount has been or will be accelerated into our taxable income.

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

        Built-in Gains from C Corporations.    As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation if we dispose of assets previously held by present or former C corporations. Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (1) the excess, if any, of the asset's fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation, or (2) our gain recognized in the disposition. Accordingly, any taxable disposition of an asset so acquired during the specified period (generally ten years) could be subject to tax under these rules. However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

        In the case of assets acquired in the January 31, 2007 acquisition, any built-in gain subject to tax may generally be reduced by net operating loss carryforwards that we inherited in that acquisition. Other than the assets we distributed in our spin off of TA and a Virginia property taken in August 2013 by eminent domain proceedings (for which we expect no built-in gains tax to apply because of a shortened recognition period available to taxpayers in 2013), we have not disposed of, and have no present plan or intent to dispose of, any other assets acquired in the January 31, 2007 acquisition.

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

        Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions. Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year. However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired. In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments. If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the "deficiency dividends" procedure described above. To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

  (1)
  long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from C corporations such as TRSs; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our series D cumulative redeemable preferred shares, or on our senior convertible notes) that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed a U.S. shareholder's adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

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

        U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving "reportable transactions" could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of these rules. If you are a tax-exempt shareholder, we urge you to consult with your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by an applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares (including for this purpose a conversion of our Series D cumulative redeemable preferred shares or our senior convertible notes into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on a sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Department of the Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, such withholding will apply only to dividends paid after June 30, 2014 and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that the plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA or non-ERISA plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

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

        Our properties are operated in two segments of the economy which were severely impacted by the recent economic recession. While the economy continued to grow modestly in 2013, we do not know if or when the economy will fully return to pre-recession levels. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. Although the U.S. hotel industry has experienced annual gains in occupancy, revenues and profitability when compared to the preceding year since 2011, revenues and profitability at our hotels have not fully recovered to their pre-recession levels.

        Our travel centers primarily provide goods and services to the trucking industry. The slowdown in the construction industry and reduced consumer spending resulting from the recent recession continue to adversely impact the trucking industry which provides customers to our travel centers. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the recent recession and this slowing continues to adversely affect business at our travel centers. Although the level of trucking activity and business activity at our travel centers improved since the recession, they are still below their pre-recession levels. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as oil and gas, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the U.S.

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

        Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants. However, several of these guarantees are limited by dollar amounts and in duration; for example, our guaranty from Marriott for 68 hotels is limited to $40.0 million (of which $30.7 million remained available at December 31, 2013) and expires on December 31, 2019, our guaranty from Wyndham is limited to $35.7 million (of which $14.2 million remained available at December 31, 2013) and expires on July 28, 2020, our guaranty from Hyatt is limited to $50.0 million (of which $14.0 million remained available at December 31, 2013) and our guaranty from Carlson is limited to $40.0 million (of which $20.4 million remained available at December 31, 2013). If our Marriott,

Wyndham, Hyatt and Carlson properties continue to produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may be exhausted. Also, because the large majority of TA's business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies' guarantees of our tenants' and managers' obligations to us, we cannot assure that these obligations will be paid.

Certain of our rents and returns are guaranteed with security deposits that if used to cover shortfalls in our minimum rents and returns will not provide cash flow to us.

        We originally held a $64.7 million deposit from Marriott under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105.8 million. The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us. As noted above, the balance of this guaranty was $30.7 million as of December 31, 2013.

        We originally held a $73.9 million deposit under our InterContinental agreement, which requires annual minimum returns to us of $139.5 million. As of December 31, 2013, we have applied $46.1 million of this deposit and the remaining balance to cover future shortfalls is $27.8 million.

        When and if the InterContinental security deposit and Marriott guaranty are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.

        We have no guarantee or security deposit under our Marriott No. 1, Sonesta or Morgans agreements. Accordingly, the returns we receive from hotels managed by Marriott under our Marriott No. 1 agreement or managed by Sonesta and our lease with Morgans are fully dependent upon the financial results of those hotel operations. We had $46.3 million of shortfalls not funded by managers for 2013, which represents the unguaranteed portions of our minimum returns under our Marriott No. 234 agreement and from Sonesta.

        When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in additional cash flow to us of these amounts.

Financial and competitive challenges at TA could continue or worsen, and TA may be unable to pay rent due to us.

        We lease all of our travel center properties, which constitute approximately 36% of our historical investments, to TA. TA has accumulated large losses since it became a separate public company in 2007. TA generates a significant amount of its revenues from fuel sales, but generates low margins on these sales. TA's revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA's highway travel center facilities. The petroleum products pricing has been, and continues to be, volatile and highly competitive. During the past few years, fuel prices have increased from their recession levels and have continued to be volatile, and fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the United States and world economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA's profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased TA's working capital requirements. To mitigate the risks arising from fuel price volatility, TA generally maintains limited fuel inventories. Accordingly, an interruption in TA's fuel supplies would materially and adversely affect its business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Further, increases in fuel prices may place TA in a cost disadvantage to those competitors that may have larger and longer maintained fuel inventory that may have been purchased during periods of lower fuel prices. Additionally, increased fuel costs have caused TA's customers to conserve fuel, resulting in less demand for products sold by TA. The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced.

        TA operates in a highly competitive business, concentrated by a few large participants, including TA's largest competitor, Pilot Flying J Inc. Competitive pressure could negatively impact TA's sales volumes and profitability and could increase its level of selling, general and administrative expense, which could adversely impact TA's ability to pay rent to us.

        For these and other reasons, TA may be unable to pay rent, including the $150.0 million of deferred rent due in part in 2022 and in part in 2024, to us.

Increasing truck fuel efficiency may adversely impact TA's ability to pay our rents and the value of the travel centers we own.

        Government regulations and the high cost of motor fuels are causing truck manufacturers and truckers to focus on fuel efficiency. The largest part of TA's business consists of selling motor fuel from travel centers leased from us. If truckers purchase less motor fuel because their trucks are operated more efficiently, TA's financial results will decline unless TA is able to sell substitute products, gain market share or increase its gross margins on lower volumes of fuel sales. It is unclear if TA will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines because of fuel use efficiencies. If and as truck fuel use efficiency continues to increase and if TA is unable to increase its sales of other products and services, to gain market share or to increase its profit margins on lower fuel volumes, TA may become unable to pay our rents. Also, if our travel centers are not operated profitably their value may decline.

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

        We have large amounts of debts which will need to be refinanced within the next three years; for example, $280.0 million of our senior notes mature in 2015 and $275.0 million of our senior notes mature in 2016. At this time, it is uncertain whether we will be able to refinance these debt maturities or what the cost and other terms may be to accomplish such refinancings. The availability and cost of credit continues to be volatile. Nonpayment at maturity or other defaults on our revolving credit facility or term loan, or any of our other debt, will likely cause a cross default of all our outstanding debt. If we are unable to access capital to refinance our debt maturities, we may be unable to make distributions to our shareholders and the market value of our shares will likely decline.

Our failure or inability to meet certain terms of our revolving credit facility and term loan agreement would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility and term loan agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreement includes various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility and term loan agreement at a time when borrowed amounts are outstanding under this instrument, our lenders may demand immediate payment, and if we default, our lenders may elect to not make further borrowings available to us. Any default under our revolving credit facility and term loan agreement would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline and may prevent our making distributions to our shareholders.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreement.

We have substantial debt obligations and may incur additional debt.

        At December 31, 2013, we had $2.7 billion in debt outstanding, which was 46.7% of our total book capitalization. Our note indenture and revolving credit facility and term loan agreement permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may be unable to provide the funding required for the rebranding and refurbishment of our properties and our refurbishment projects may be disruptive to our operations and result in reduced revenues at the affected properties.

        Some of our management agreements and lease arrangements require us to invest money for refurbishments and capital improvements to our properties; for example, we expect to fund an aggregate of approximately $196.6 million under our agreements with Marriott, InterContinental, Sonesta and Wyndham for refurbishment and rebranding costs over the next two years. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain or improve the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain the properties in the required condition, then the affected manager or tenant may terminate its management or lease agreement and hold us liable for damages.

        In addition, renovation projects to our properties may require taking rooms out of service or closing down properties during renovations which could reduce revenues at the affected properties. During 2013, we had 67 hotels under renovation for all or part of the year. These hotels experienced only a 0.1% increase in revenue per available room, or RevPAR, compared to the prior year.

Inherent risks in the hotel industry could affect our business.

        Approximately 64% of our investments are in hotel properties. A number of factors affect the hotel industry generally and therefore impact our operating results, such as:

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

  •
  government policies impacting the level of travel by government employees, including for meetings, and the ease of entry into the U.S. of visitors from other countries; and

  •
  changing travel patterns in the United States, for example as a reaction to higher airfares and ground travel costs arising from higher fuel prices or taxes or from shifting consumer preferences for travel destinations, which could affect the number of visitors seeking lodging at our hotel properties.

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

        Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers' and tenants' performances and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. Also, fees paid to our hotel managers are often set as a percentage of gross revenues rather than profits. As a result, our managers and tenants have in the past made and may in the future make decisions regarding competing properties or our hotels' operations that are not or would not be in our best interests.

We have a high concentration of properties with a limited number of operators.

        TA leases all of our travel center properties, which constitute approximately 36% of our total historical investments. Two of our hotel managers, Marriott and InterContinental, operate approximately 23% and 18%, respectively, of our total historical investments. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        Interest rates have recently risen from their historical lows but remain below historical long term averages. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

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

        We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. Also, our property operating costs for our acquired properties may be higher than we anticipate and our acquired properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses. Similar risks may apply to any investment we may make in real estate mortgages. Moreover, if we were to become a mortgagee of real estate, we may face the risk that our borrower may default its obligations and we may be unable to obtain control of the properties which receive our investments to ensure they are properly maintained and operated.

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

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental costs arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold.

        The travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA regularly incurs environmental cleanup costs. In the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to TA. Moreover, TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel center properties.

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

        The Financial Accounting Standards Board, or FASB, has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

We currently own some properties located outside the United States and may consider additional investments outside this country in the future; investments outside of this country create special risks.

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

  •
  The political systems in some foreign countries are less stable than in the United States, and some foreign governments have in the past expropriated properties owned by United States entities like us without paying fair compensation.

        Although we will attempt to balance the potential rewards of future investments in foreign countries against these and other risks, we may not be successful in doing so and investments we make in real estate located in foreign countries may result in material losses.

Risks Related to Our Taxation

The loss of our special tax statuses could have significant adverse consequences.

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

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

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

        Similarly, under existing law and through available tax concessions, we have minimized the Canadian and Puerto Rican income taxes that we must pay. We believe that we have operated, and are operating, in compliance with the requirements of these laws and tax concessions. However, we cannot be certain that, upon review or audit, the local tax authority will agree. If the existing laws or concessions are unavailable to us in the future, then we may be subject to material amounts of income taxes and the value of our shares likely would decline.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

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

Risks Related to Our Relationship with RMR, Sonesta and TA.

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with RMR and Sonesta may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

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

        RMR also acts as the manager for four other NYSE-listed REITs: CWH, which primarily owns office buildings; GOV, which owns properties that are majority leased to government tenants; SNH, which primarily owns healthcare, senior living and medical office buildings; and SIR, that primarily owns net leased, single tenant office and industrial properties and leased lands in Hawaii. RMR also provides services to other publicly and privately owned companies, including Five Star, which operates senior living communities, TA, our largest tenant, and Sonesta, which manages 22 of our hotels. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest or the appearance of such conflicts of interest.

        Our management agreements with RMR and Sonesta and all other agreements we have entered and may enter with Messrs. Barry and Adam Portnoy and their affiliates were and will be negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR.

        Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

        A default under our revolving credit facility and term loan agreement would occur if RMR ceases to act as our business manager, unless waived by our lenders holding a majority of the aggregate credit exposure under the agreement. RMR is able to terminate its management agreement with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreement with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for your common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, TA, Sonesta, Affiliates Insurance Company, or AIC, the other businesses and entities to which RMR provides management or other services, Barry Portnoy and Adam Portnoy and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

Our business dealings with TA and Sonesta may create conflicts of interest.

        TA is our former 100% owned subsidiary and our largest tenant, and we are TA's largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. One of our Managing Trustees, Barry Portnoy, serves as a managing director of TA. Thomas O'Brien, an officer of RMR and a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA. RMR provides management services to both us and TA. TA is the lessee of 36% of our real estate properties, at cost, as of December 31, 2013. We recognized rental income of $219.1 million for the year ended December 31, 2013 under our leases with TA.

        Sonesta managed 22 of our hotels as of December 31, 2013. Sonesta is owned by our Managing Trustees. Sonesta's Chairman and Chief Executive Officer is an officer of RMR and formerly was our director of internal audit, and other officers and employees of Sonesta are former employees of RMR. Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $10.9 million and procurement and construction supervision fees of $3.0 million for the year ended December 31, 2013.

        In the future, we expect to do additional business with TA and Sonesta. We believe that our current leases, management agreements and other business dealings with TA and Sonesta were entered on commercially reasonable terms and that our historical, continuing and increasing business dealings with TA and Sonesta have been beneficial to us. Our transactions with TA and Sonesta have been approved by our Independent Trustees; however, because of the historical and continuing relationships which we have with TA and Sonesta, each of our historical, continuing and expanding business dealings may not be on the same or as favorable terms as we might achieve with a third party with whom we do not have such relationships.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in AIC, we have purchased property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and six other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our declaration of trust or bylaws prohibit any shareholder other than RMR, its affiliates and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control (although our Board of Trustees has determined to recommend that our shareholders approve at our 2014 annual meeting of shareholders an amendment to our declaration of trust to permit the annual election of all Trustees);

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

  •
  requirements that shareholders comply with regulatory requirements (including Nevada and Louisiana gaming and Indiana insurance licensing requirements) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares; and

  •
  the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

        In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.

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

        Our declaration of trust and indemnification agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our declaration of trust or bylaws or by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with TA, RMR and Sonesta and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

        Our contracts with TA, RMR and Sonesta provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against TA, RMR, Sonesta or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreement and our debt indenture and may be subject to restrictions in future debt we may incur; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectations of our future capital requirements and operating performance, including our cash flows and anticipated cash flows, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreement and public debt covenants), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

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

        Both our senior notes and our preferred shares are rated by two rating agencies. These rating agencies may elect to downgrade their ratings on our senior notes and our preferred shares at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital, including the interest rate and fees payable under our revolving credit facility and term loan agreement.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        At December 31, 2013, we owned 291 hotels and 184 travel centers and lease one travel center through August 31, 2014. The following table summarizes certain information about our properties as of December 31, 2013 (dollars in thousands).

Location of Properties	Number of Hotels	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Travel Centers	Undepreciated Carrying Value	Depreciated Carrying Value	Total Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
United States
Alabama	4	$32,727	$26,306	4	$58,516	$44,490	8	$91,243	$70,796
Arizona	14	164,736	109,028	6	131,884	103,374	20	296,620	212,402
Arkansas	—	—	—	4	80,624	60,030	4	80,624	60,030
California	35	807,516	623,101	9	154,299	134,889	44	961,815	757,990
Colorado	4	39,567	28,157	3	28,962	21,430	7	68,529	49,587
Connecticut	1	5,151	4,574	3	33,562	22,711	4	38,713	27,285
Delaware	1	16,215	10,956	—	—	—	1	16,215	10,956
Florida	12	182,974	133,288	7	128,139	106,460	19	311,113	239,748
Georgia	21	304,591	227,903	9	108,155	88,816	30	412,746	316,719
Hawaii	1	95,729	65,580	—	—	—	1	95,729	65,580
Idaho	—	—	—	1	15,447	12,951	1	15,447	12,951
Illinois	14	244,610	200,403	7	61,156	46,851	21	305,766	247,254
Indiana	3	38,720	22,163	7	58,946	46,520	10	97,666	68,683
Iowa	2	18,547	12,399	1	9,192	7,460	3	27,739	19,859
Kansas	4	33,224	21,352	—	—	—	4	33,224	21,352
Kentucky	1	2,963	2,619	3	42,185	32,355	4	45,148	34,974
Louisiana	2	187,360	170,343	6	103,600	81,716	8	290,960	252,059
Maryland	7	144,569	113,963	3	48,734	38,086	10	193,303	152,049
Massachusetts	14	307,304	244,556	—	—	—	14	307,304	244,556
Michigan	11	81,734	65,031	4	28,169	22,771	15	109,903	87,802
Minnesota	4	40,123	26,083	1	4,537	3,881	5	44,660	29,964
Mississippi	—	—	—	1	21,903	16,301	1	21,903	16,301
Missouri	5	51,369	34,186	5	52,802	39,889	10	104,171	74,075
Nebraska	1	4,342	3,810	3	40,148	29,018	4	44,490	32,828
Nevada	3	50,842	37,007	5	146,395	126,208	8	197,237	163,215
New Hampshire	—	—	—	1	8,022	4,091	1	8,022	4,091
New Jersey	13	227,192	181,735	4	102,733	82,845	17	329,925	264,580
New Mexico	2	26,509	17,771	6	87,909	63,110	8	114,418	80,881
New York	5	117,563	86,844	6	30,029	24,573	11	147,592	111,417
North Carolina	13	122,518	89,593	3	35,777	28,980	16	158,295	118,573
Ohio	5	41,461	29,927	14	160,051	127,092	19	201,512	157,019
Oklahoma	2	19,271	13,559	4	34,765	26,410	6	54,036	39,969
Oregon	—	—	—	3	39,429	32,692	3	39,429	32,692
Pennsylvania	10	162,477	117,982	9	116,415	91,674	19	278,892	209,656
Rhode Island	1	14,438	9,237	—	—	—	1	14,438	9,237
South Carolina	3	74,934	60,347	2	27,601	21,291	5	102,535	81,638
Tennessee	8	131,558	84,519	8	88,480	73,139	16	220,038	157,658
Texas	35	487,929	357,946	17	339,247	258,021	52	827,176	615,967
Utah	3	66,002	42,042	2	17,115	12,455	5	83,117	54,497
Virginia(1)	15	178,814	123,320	4	41,796	33,122	19	220,610	156,442
Washington	6	87,946	58,658	2	6,901	4,457	8	94,847	63,115
West Virginia	1	10,388	7,538	2	8,177	6,189	3	18,565	13,727
Wisconsin	1	12,961	8,776	2	14,452	11,186	3	27,413	19,962
Wyoming	—	—	—	4	62,752	46,331	4	62,752	46,331

	287	4,636,874	3,472,602	185	2,579,006	2,033,865	472	7,215,880	5,506,467
Other
Ontario, Canada	2	44,917	33,913	—	—	—	2	44,917	33,913
Puerto Rico	1	156,568	119,834	—	—	—	1	156,568	119,834

	3	201,485	153,747	—	—	—	3	201,485	153,747
Held For Sale
South Carolina	1	4,074	4,074	—	—	—	1	4,074	4,074

Grand Total	291	$4,842,433	$3,630,423	185	$2,579,006	$2,033,865	476	$7,421,439	$5,664,288

(1)
We are currently leasing one travel center from the VDOT and subleasing it to TA through August 31, 2014.

        At December 31, 2013, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 40 years (range of 25 to 73 years); the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require minimum annual rents averaging $229,976 per year; future rents under two ground leases have been pre-paid. Generally, payments of ground lease obligations are made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        At December 31, 2013, 19 of our travel centers were on land leased partially or in its entirety. The average remaining term of the ground leases (including renewal options) is approximately 16 years (range of 5 to 37 years); the ground lessors are unrelated to us. Ground rent payable under the ground leases is generally a fixed amount, averaging $450,398 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2013 (in thousands):

14 hotels(1)	$240,976
19 travel centers(2)	122,888

Total	$363,864

(1)
Three of these hotels with a depreciated carrying value totaling $113,092 are on land partially leased. The leased land is generally used for parking. We believe these three hotels would be operable without the leased land.

(2)
Four of these travel centers with a depreciated carrying value totaling $63,531 are on land partially leased. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. We believe these four travel centers would be operable without the leased land.

        In addition, a travel center previously owned by us and leased to TA was taken by eminent domain proceedings in August 2013. We are currently leasing this travel center from the VDOT and subleasing it to TA through August 31, 2014.

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

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2012	High	Low
First Quarter	$26.71	$22.89
Second Quarter	27.99	22.01
Third Quarter	25.39	23.00
Fourth Quarter	24.39	21.13

2013	High	Low
First Quarter	$27.50	$23.66
Second Quarter	32.64	23.75
Third Quarter	29.70	25.52
Fourth Quarter	30.54	25.88

        The closing price of our common shares on the NYSE on February 25, 2014, was $26.37 per share.

        As of February 25, 2014, there were 541 shareholders of record of our common shares.

        Information about cash distributions declared to common shareholders is summarized in the table below.

	Distributions Declared Per Common Share
	2013	2012
First Quarter	$0.47	$0.45
Second Quarter	0.47	0.45
Third Quarter	0.47	0.45
Fourth Quarter	0.48	0.47

Total	$1.89	$1.82

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing and amount of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, and our normalized funds from operations, or Normalized FFO. Therefore, we cannot assure you that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,310,969	$980,732	$889,120	$736,363	$715,615
Rental income	251,866	300,354	304,582	326,771	302,484
FF&E reserve income	1,020	15,896	16,631	22,354	18,934

Total revenues	1,563,855	1,296,982	1,210,333	1,085,488	1,037,033

Expenses:
Hotel operating expenses	929,581	700,939	596,616	477,595	460,869
Depreciation and amortization	299,323	260,831	228,342	238,089	245,868
General and administrative	50,087	44,032	40,963	38,961	39,526
Acquisition related costs	3,273	4,173	2,185	—	—
Loss on asset impairment	8,008	8,547	16,384	163,681	—

Total expenses	1,290,272	1,018,522	884,490	918,326	746,263

Operating income	273,583	278,460	325,843	167,162	290,770
Interest income	121	268	70	260	214
Interest expense	(145,954)	(136,111)	(134,110)	(138,712)	(143,410)
Gain (loss) on extinguishment of debt	—	—	—	(6,720)	51,097
Gain on sale of real estate	—	10,602	—	—	—

Income before income taxes and equity in earnings (losses) of an investee	127,750	153,219	191,803	21,990	198,671
Income tax benefit (expense)	5,094	(1,612)	(1,502)	(638)	(5,196)
Equity in earnings (losses) of an investee	334	316	139	(1)	(134)

Net Income	133,178	151,923	190,440	21,351	193,341
Preferred distributions	(26,559)	(40,145)	(29,880)	(29,880)	(29,880)
Excess of liquidation preference over carrying value of preferred shares redeemed	(5,627)	(7,984)	—	—	—

Net income (loss) available for common shareholders	$100,992	$103,794	$160,560	$(8,529)	$163,461

Common distributions paid	$256,587	$224,899	$222,239	$222,122	$—
Weighted average common shares outstanding	137,553	123,574	123,470	123,403	107,984
Per Common Share Data:
Net income (loss) available for common shareholders	$0.73	$0.84	$1.30	$(0.07)	$1.51
Distributions paid per common share	$1.89	$1.82	$1.80	$1.80	$—
Balance Sheet Data (as of December 31):
Real estate properties	$7,417,365	$6,899,109	$6,240,681	$6,299,082	$6,467,132
Real estate properties, net	5,660,214	5,347,949	4,872,813	4,928,490	5,206,508
Total assets	5,967,544	5,635,461	5,133,573	5,192,286	5,548,370
Debt, net of discounts	2,704,005	2,722,358	2,115,714	2,111,223	2,193,561
Shareholders' equity	3,086,855	2,733,798	2,799,302	2,860,241	3,091,931

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview (dollar amounts in thousands)

        Hotel operations.    In 2013, the U.S. hotel industry generally realized improvements in ADR, occupancy and RevPAR when compared to 2012. We believe the average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, at certain of our hotels in 2013 have been negatively impacted by the disruption and displacement caused by our renovation activities. We expect our hotel renovation activities to continue through the first half of 2014.

        For the year ended December 31, 2013 compared to the year ended December 31, 2012 for our 285 comparable hotels: ADR increased 2.9% to $102.40; occupancy increased 3.2 percentage points to 71.9%; and RevPAR increased 7.7% to $73.63.

        During the year ended December 31, 2013, we had 66 comparable hotels under renovation for all or part of the year. For the year ended December 31, 2013 compared to the year ended December 31, 2012 for our 219 comparable hotels not under renovation: ADR increased 2.3% to $103.08; occupancy increased 5.0 percentage points to 74.1%; and RevPAR increased 9.7% to $76.38.

        Our hotel tenants and managers.    Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, particularly if the profitability of our hotels takes an extended period to recover from the severe declines experienced during the recent recession, if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

        Marriott No. 1 agreement.    Our lease with a subsidiary of Host Hotels & Resorts, Inc., or Host, for 53 hotels, which we have historically referred to as our Marriott No. 1 agreement, expired on December 31, 2012. As required upon the expiration of the lease, we paid the $50,540 security deposit we held to Host. Effective January 1, 2013, we leased these hotels to one of our TRSs and continued the previously existing hotel brand and management agreements with Marriott. This management agreement expires in 2024. Because we no longer hold a security deposit for this agreement, the minimum returns we receive under this agreement will be limited to available hotel cash flow after payment of operating expenses.

        Marriott No. 234 agreement.    Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        During the year ended December 31, 2013, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,793, were $9,991 less than the minimum amounts contractually required. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019, and Marriott was not required to make any guarantee payments during the year ended December 31, 2013, because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us). The available balance of this guaranty was $30,672 as of December 31, 2013.

        InterContinental agreement.    Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

        During the year ended December 31, 2013, we were paid the contractual amounts due for the year under our agreement with InterContinental covering 91 hotels and requiring annual minimum returns to us of $139,498. Our available security deposit was replenished by $1,297 from the net operating results these hotels generated in excess of the minimum returns due to us during the year ended December 31, 2013. The available balance of this security deposit was $27,763 as of December 31, 2013.

        Other management agreement and lease matters.    As of February 25, 2014, all payments due to us from our managers and tenants under our other operating and lease agreements were current. Additional details of our guarantees from Wyndham, Hyatt and Carlson and our agreements with TA, Sonesta and Morgans are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

Management Agreements and Leases

        At December 31, 2013, we owned 291 hotels operated under nine operating agreements; 288 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies. At December 31, 2013, our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased to TA under two portfolio agreements. Our Consolidated Statements of Income and Comprehensive Income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 80 through 84.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For the Year Ended December 31,
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$1,310,969	$980,732	$330,237	33.7%
Rental income:
Minimum rents—hotels	32,816	88,921	(56,105)	(63.1)%
Minimum rents—travel centers	216,948	207,095	9,853	4.8%

	249,764	296,016	(46,252)	(15.6)%
Percentage rent—hotels	—	2,873	(2,873)	—
Percentage rent—travel centers	2,102	1,465	637	43.5%

	2,102	4,338	(2,236)	(51.5)%
Total rental income	251,866	300,354	(48,488)	(16.1)%
FF&E reserve income	1,020	15,896	(14,876)	(93.6)%
Expenses:
Hotel operating expenses	929,581	700,939	228,642	32.6%
Depreciation and amortization—hotels	202,172	173,308	28,864	16.7%
Depreciation and amortization—travel centers	97,151	87,523	9,628	11.0%

Total depreciation and amortization	299,323	260,831	38,492	14.8%
General and administrative	50,087	44,032	6,055	13.8%
Acquisition related costs	3,273	4,173	(900)	(21.6)%
Loss on asset impairment	8,008	8,547	(539)	(6.3)%
Operating income	273,583	278,460	(4,877)	(1.8)%
Interest income	121	268	(147)	(54.9)%
Interest expense	(145,954)	(136,111)	9,843	7.2%
Gain on sale of real estate	—	10,602	(10,602)	—

Income before income taxes and equity in earnings of an investee	127,750	153,219	(25,469)	(16.6)%
Income tax benefit (expense)	5,094	(1,612)	(6,706)	(416.0)%
Equity in earnings of an investee	334	316	18	5.7%

Net income	133,178	151,923	(18,745)	(12.3)%
Net income available for common shareholders	100,992	103,794	(2,802)	(2.7)%
Weighted average shares outstanding	137,553	123,574	13,979	11.3%
Net income available for common shareholders per common share	$0.73	$0.84	$(0.11)	(13.1)%

        References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2013, compared with the year ended December 31, 2012.

        The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed on January 1, 2013 ($240,198), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($72,895) and the effects of our hotel acquisitions since January 1, 2012 ($36,266). These increases were partially offset by the effects of our hotel dispositions since January 1, 2012 ($13,290) and decreased revenues at certain of our managed hotels recently rebranded or undergoing renovations during the 2013 period due to decreases in ADR and lower occupancies ($5,832). Additional operating statistics of our hotels are included in the table on page 85.

        The decrease in minimum rents—hotels is a result of the conversion of 53 hotels from leased to managed on January 1, 2013 ($67,043), partially offset by the effects of our hotel acquisitions since January 1, 2012 ($9,608) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2012 ($1,330).

        The increase in minimum rents—travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2012. Rental income for 2013 and 2012 includes a reduction of ($323) in 2013 and an increase of $149 in 2012 to record rent on a straight line basis.

        The decrease in percentage rent—hotels is a result of the conversion of 53 hotels from leased to managed on January 1, 2013.

        The increase in percentage rent—travel centers is a result of increased revenues at certain of our travel centers in 2013 versus 2012.

        FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed on January 1, 2013 ($14,001) and an amendment to our Marriott No. 5 agreement that provided unspent renovations previously advanced by HPT would be used to partially offset 2013 FF&E revenue contributions required under the agreement ($1,339), partially offset by increased levels of sales at certain of our leased hotels ($464). We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

        The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed on January 1, 2013 ($158,788), increased expenses associated primarily with higher occupancies at certain of our managed hotels ($40,033) and the effect of our acquisitions since January 1, 2012 ($39,561) and the reduction in the amount of minimum return shortfalls funded by our managers ($27,076), partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during the 2013 period due to lower occupancies ($23,443) and the effect of our hotel dispositions since January 1, 2012 ($13,373). Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $65,623 and $76,978, less than the minimum returns due to us in 2013 and 2012, respectively. When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reductions to operating expenses were $19,311 and $46,386 in 2013 and 2012, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $46,312 and $30,592 during 2013 and 2012, respectively, which represent the unguaranteed portion of our minimum returns from Marriott and Sonesta.

        The increase in depreciation and amortization—hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2012 ($28,211) and the effect of our hotel acquisitions since January 1, 2012 ($10,523), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2012 ($9,712) and our dispositions since January 1, 2012 ($158).

        The increase in depreciation and amortization—travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2012.

        The increase in general and administrative costs is primarily due to an increase in business management fees ($3,048), an increase in incentive business management fees due to the increase in our cash available for distribution, as determined under our business management agreement with RMR ($2,656), and an increase in stock compensation expense ($512), partially offset by lower professional services expenses ($161).

        Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

        We recorded an aggregate $8,008 loss on asset impairment in 2013 in connection with an eminent domain taking of our travel center in Roanoke, VA by the VDOT of $5,837 and in connection with our plan to sell one hotel of $2,171. See Notes 4, 8 and 12 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for further information relating to these properties. We recorded an aggregate $8,547 loss on asset impairment in 2012 to write off the carrying value of goodwill of $7,658 and in connection with our decision to remove certain of our hotels from held for sale status of $889.

        The decrease in operating income is primarily due to the revenue and expense changes discussed above.

        The decrease in interest income is due to lower average cash balances during 2013 compared to 2012.

        The increase in interest expense is primarily due to higher average borrowings in 2013 compared to 2012, partially offset by a lower weighted average interest rate in 2013.

        We recorded a $10,602 gain on sale of real estate in 2012 in connection with the sale of our Marriott® hotel in St. Louis, MO in July 2012 and the sale of our Staybridge Suites® hotels in Auburn Hills, MI and Schaumburg, IL in August 2012.

        We recorded a $6,868 deferred tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs, the effect of which was partially offset by our recognizing higher income tax expense for 2013 primarily as a result of higher foreign income taxes during the 2013 period.

        Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

        Our net income available for common shareholders was reduced in 2013 by $5,627, which represented the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that we redeemed in July 2013 exceeded our carrying amount for those preferred shares as of the date of redemption. Our net income available for common shareholders in 2012 was reduced by an aggregate of $7,984, which represented the amount by which the liquidation preference for our Series B cumulative redeemable preferred shares that we redeemed in February 2012 and for our Series C cumulative redeemable preferred shares that were redeemed in September 2012 exceeded our carrying amounts for those preferred shares as of the respective dates of redemption.

        The decrease in preferred distributions is the result of our redemption of our Series B cumulative redeemable preferred shares and Series C cumulative redeemable preferred shares described above, partially offset by the issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in January 2012.

        The decreases in net income and net income available for common shareholders in 2013 compared to 2012 are primarily a result of the changes discussed above. On a per share basis, the percentage decrease in net income available for common shareholders is higher due to our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	For the Year Ended December 31,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$980,732	$889,120	$91,612	10.3%
Rental income:
Minimum rents—hotels	88,921	101,198	(12,277)	(12.1)%
Minimum rents—travel centers	207,095	201,505	5,590	2.8%

	296,016	302,703	(6,687)	(2.2)%
Percentage rent—hotels	2,873	1,879	994	52.9%
Percentage rent—travel centers	1,465	—	1,465	—

	4,338	1,879	2,459	130.9%
Total rental income	300,354	304,582	(4,228)	(1.4)%
FF&E reserve income	15,896	16,631	(735)	(4.4)%
Expenses:
Hotel operating expenses	700,939	596,616	104,323	17.5%
Depreciation and amortization—hotels	173,308	146,567	26,741	18.2%
Depreciation and amortization—travel centers	87,523	81,775	5,748	7.0%

Total depreciation and amortization	260,831	228,342	32,489	14.2%
General and administrative	44,032	40,963	3,069	7.5%
Acquisition related costs	4,173	2,185	1,988	91.0%
Loss on asset impairment	8,547	16,384	(7,837)	(47.8)%
Operating income	278,460	325,843	(47,383)	(14.5)%
Interest income	268	70	198	282.9%
Interest expense	(136,111)	(134,110)	2,001	1.5%
Gain on sale of real estate	10,602	—	10,602	—

Income before income taxes and equity in income of an investee	153,219	191,803	(38,584)	(20.1)%
Income tax expense	(1,612)	(1,502)	110	7.3%
Equity in income of an investee	316	139	177	127.3%

Net income	151,923	190,440	(38,517)	(20.2)%
Net income available for common shareholders	103,794	160,560	(56,766)	(35.4)%
Weighted average shares outstanding	123,574	123,470	104	0.1%
Net income available for common shareholders per common share	$0.84	$1.30	$(0.46)	(35.4)%

        References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2012, compared with the year ended December 31, 2011.

        The increase in hotel operating revenues in 2012 compared to 2011 was caused primarily by the effects of our hotel acquisitions since January 1, 2011 ($75,937), the conversion of 19 hotels from leased to managed properties on June 14, 2011 ($38,301) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($5,303). These increases were partially offset by decreases in revenues at certain of our managed hotels undergoing renovations or rebrandings during 2012 which resulted in lower occupancies ($14,861) and the effects of our hotel dispositions since January 1, 2011 ($13,068). Additional revenue statistics of our hotels are included in the table on page 85.

        The decrease in minimum rents—hotels is a result of the conversion of the 19 hotels from leased to managed on June 14, 2011 ($14,469), partially offset by increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2011 ($1,817) and the effects of our hotel acquisitions since January 1, 2011 ($375).

        The increase in minimum rents—travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2011. Rental income for 2012 and 2011 includes $149 and $4,789 of straight line rent, respectively.

        The increase in percentage rent—hotels is a result of increased sales at certain of our leased hotels in 2012 versus 2011.

        The increase in percentage rent—travel centers is a result of the payment of percentage rent to us under one of our leases with TA, which first became payable in 2012.

        The decrease in FF&E reserve income is primarily the result of the conversion of the 19 hotels from leased to managed on June 14, 2011 ($1,778), partially offset by increased levels of sales at our leased hotels in 2012 versus 2011 ($1,043).

        The increase in hotel operating expenses was primarily caused by the effects of our acquisitions since January 1, 2011 ($70,586), the conversion of the 19 hotels from leased to managed on June 14, 2011 ($38,301), and increased expenses associated with higher occupancy at certain of our managed hotels ($12,547) and the reduction in the amount of minimum return shortfalls funded by our managers ($12,386), partially offset by operating expense decreases at certain hotels undergoing renovations or rebrandings during 2012 due to lower occupancies ($16,429) and the effect of our hotel dispositions since January 1, 2011 ($13,068). Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $76,978 and $60,265 less than the minimum returns due to us in 2012 and 2011, respectively. When the shortfalls are funded by the managers of these hotels under the terms of our operating agreements, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction to hotel operating expenses. The reduction to hotel operating expenses was $46,386 and $58,772 for 2012 and 2011, respectively. We had $30,592 and $1,493 of shortfalls not funded by managers for 2012 and 2011, respectively, which represent the unguaranteed portion of our minimum returns from Marriott and from Sonesta.

        The increase in depreciation and amortization—hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2011 ($26,665) and the effect of our hotel acquisitions since January 1, 2011 ($11,371), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2011 ($10,183) and the effect of our hotel dispositions since January 1, 2011 ($1,112).

        The increase in depreciation and amortization—travel centers is primarily due to the depreciation and amortization of improvements made to our travel centers since January 1, 2011.

        The increase in general and administrative costs is primarily due to increased business management fees ($1,913), franchise taxes ($718), professional services expense ($601) and stock compensation expense ($483) in 2012, partially offset by lower incentive management fees ($646) versus 2011.

        Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

        We recorded a $7,658 loss on asset impairment in 2012 to write off the carrying value of goodwill. We also recorded an $889 loss on asset impairment in 2012 in connection with our decision to remove certain hotels from held for sale status. We recorded a $16,384 loss on asset impairment in 2011 in connection with our consideration of selling certain hotels.

        The decrease in operating income is primarily due to the revenue and expense changes discussed above.

        The increase in interest income is due to higher average cash balances during 2012 compared to 2011.

        The increase in interest expense is primarily due to higher average borrowings during 2012 compared to 2011 partially offset by lower weighted average interest rates in 2012.

        We recorded a $10,602 gain on sale of real estate in 2012 in connection with the sale of our Marriott hotel in St. Louis, MO in July 2012 and the sale of our Staybridge Suites hotels in Auburn Hills, MI and Schaumburg, IL in August 2012.

        The increase in income tax expense is primarily the result of federal income taxes related to our TRS and the leasehold interest in the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, that we acquired in January 2012 ($1,500), partially offset by higher deferred taxes recognized ($1,111) and lower foreign income taxes recognized in 2012 compared to 2011 ($279).

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

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

        As of December 31, 2013, 289 of our hotels are included in one of seven portfolio agreements and two hotels are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased under two portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.

        We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 80 through 84. For the twelve months ended December 31, 2013, seven of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those seven hotel operating agreements of 0.36x to 0.95x); our Marriott No. 1 and our InterContinental agreements generated coverage of 1.06x and 1.01x for the twelve months ended December 31, 2013, respectively.

        We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us. During the twelve months ended September 30, 2013, the operating results from our 185 properties in our two travel center leases generated coverage of 1.58x. Because a large percentage of TA's business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA's ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

        Three hundred eight (308) of our properties, representing 61% of our total historical investments at cost as of December 31, 2013, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of December 31, 2013, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

        Certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the profitability of our hotels do not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders.

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

        Changes in our cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows: (1) cash flow provided by operating activities increased from $363,908 in 2012 to $391,089 in 2013; (2) cash used in investing activities decreased from $728,920 in 2012 to $570,314 in 2013; and (3) cash provided by financing activities decreased from $376,758 in 2012 to $181,676 in 2013.

        The increase in cash provided by operating activities for the year ended December 31, 2013 as compared to the prior year is due primarily to an increase in the minimum returns paid to us during 2013, compared with the larger amounts of security deposits we applied in 2012 to fund minimum return payment shortfalls in 2012 compared to 2013, income from our 2012 and 2013 hotel acquisitions and the increase in our minimum returns and rents in 2013 due to the funding of improvements to our properties in 2012 and 2013. The decrease in cash used in investing activities for the year ended December 31, 2013 as compared to the prior year is primarily due to our decreased hotel acquisition activities in 2013 compared to 2012, the refund in 2012 of the security deposit we held for our Marriott No. 1 agreement, lower FF&E reserve fundings made in 2013 compared to 2012 and the net proceeds received from the sale of real estate in 2012. The decrease in cash provided by financing activities for the year ended December 31, 2013 as compared to the prior year is primarily due to a decrease in the amount of debt issuances in 2013 compared to 2012 and our preferred share issuance in 2012, partially offset by our issuances of common shares in 2013.

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

Our Investment and Financing Liquidity and Capital Resources

        Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2013, our hotel managers and hotel tenants deposited $29,723 to these accounts and $85,895 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels. As of December 31, 2013, there was $30,873 on deposit in these escrow accounts, which was held directly by us and is reflected on our Consolidated Balance Sheets as restricted cash.

        Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2013, we funded $258,399 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

  •
  During the year ended December 31, 2013, we funded $2,352 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $4,400 for capital improvements under this agreement during 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

  •
  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $127,000 of funding for renovations of certain of these hotels and for other improvements. As of December 31, 2013, $121,950 has been funded. We funded $43,950 of this amount during the year ended December 31, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $5,050 during 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

  •
  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of December 31, 2013, $267,010 has been funded. We funded $54,242 during the year ended December 31, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund the remaining $22,990 during 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

  •
  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $247,000 of funding for rebranding, renovations and other improvements to the 22 hotels included in our Sonesta agreement through 2015. As of December 31, 2013, $116,000 has been funded. We funded $101,032 during the year ended December 31, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $108,200 during 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

  •
  Pursuant to the May 2012 and November 2012 agreements we entered with Wyndham for the management of 21 hotels, we expect to provide an aggregate of $93,000 for refurbishment and rebranding of these 21 hotels. We have also agreed to provide up to $10,000 for the rebranding and renovation of a full service hotel we acquired on August 1, 2013 that was added to our Wyndham agreement. As of December 31, 2013, $65,425 has been funded. We funded $56,823 of this amount during the year ended December 31, 2013 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $27,500 during 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum return payable to us increases.

        Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $83,912 for purchases of capital improvements under these lease provisions during the year ended December 31, 2013, resulting in TA's minimum rent payable to us increasing by $7,133 pursuant to the leases.

        On each of January 15, 2013, April 15, 2013, July 15, 2013 and October 15, 2013, we paid a quarterly distribution on our Series D preferred shares of $0.4453125 per share, or $5,166 in the aggregate. On December 3, 2013, we declared a $0.4453125 per share, or $5,166 in the aggregate, distribution on our Series D preferred shares of record on December 31, 2013. We paid this amount on January 15, 2014. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On each of February 15, 2013 and May 15, 2013, we paid a quarterly distribution on our Series C preferred shares of $0.4375 per share, or $2,931 in the aggregate. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On each of February 22, 2013, May 24, 2013 and August 23, 2013 we paid a quarterly distribution on our common shares of $0.47 per share, or $58,110, $65,677 and $65,681, respectively, in the aggregate. On November 22, 2013, we paid a quarterly distribution on our common shares of $0.48 per share, or $67,119 in the aggregate. On January 3, 2014, we declared a $0.48 per share, or $71,811 in the aggregate, distribution to our common shareholders of record on January 13, 2014. We paid this distribution on February 21, 2014. We funded these distributions using existing cash balances and borrowings under our revolving credit facility.

        On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering. We used the net proceeds from this sale (approximately $393,543 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and for general business purposes.

        On June 6, 2013, we issued $300,000 of 4.5% unsecured senior notes due in 2023 in a public offering. Net proceeds from this offering ($297,111 after underwriting and other offering expenses) were used for the acquisition of the New Orleans Hotel, to fund the redemption of our 7% Series C cumulative redeemable preferred shares and for general business purposes.

        On July 1, 2013, we redeemed all of our 6,700,000 outstanding shares of 7% Series C cumulative redeemable preferred shares for $25.00 per share (an aggregate of $167,500) plus accrued and unpaid distributions. We funded this redemption with proceeds from our senior notes offering described above.

        On November 13, 2013, we sold 9,775,000 of our common shares at a price of $28.00 per share in a public offering. We used the net proceeds from this sale (approximately $261,668 after underwriting and other offering expenses) to repay amounts outstanding under our revolving credit facility and for general business purposes.

        On December 16, 2013, we acquired 880,000 TA common shares from the underwriters as part of a public offering by TA for $8,140 using cash on hand.

        On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due in 2014 for $300,000 plus accrued and unpaid interest. We funded this redemption using cash on hand and borrowings under our revolving credit facility.

        On May 17, 2013, we acquired a 426 room full service hotel in Duluth, GA for $29,700, excluding closing costs, using cash on hand.

        On June 28, 2013, we acquired the fee interest in our 483 room full service New Orleans Hotel for $120,500, excluding closing costs, with proceeds from our 4.5% senior notes offering described above.

        On July 1, 2013, we acquired the fee interest in a travel center we previously leased from a third party and subleased to TA. We also acquired land parcels adjacent to three of our other travel centers and leased these to TA. We funded these transactions (aggregate consideration of $6,324) with cash on hand.

        On August 1, 2013, we acquired a 219 room full service hotel in Florham Park, NJ for $52,750, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

        On September 18, 2013, we entered into an agreement to acquire a hotel located in Orlando, FL with 223 rooms for a purchase price of $21,000, excluding closing costs. On February 27, 2014, we terminated this agreement.

        On December 23, 2013, we acquired a land parcel adjacent to our Petro travel center in Atlanta, GA for $1,235 using cash on hand.

        In January 2014, we received proceeds from the VDOT of $6,178 related to an eminent domain taking. We used these proceeds for general business purposes.

        On January 10, 2014, we agreed to sell our Sonesta ES Suites hotel in Myrtle Beach, SC for $4,851. We currently expect to complete this sale in the second quarter of 2014 and expect to use the proceeds for general business purposes. This sale is subject to conditions. We can provide no assurance that the sale of this property will occur, that it will not be delayed or that the terms will not change.

        In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility. On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders. As a result of the amendment, the stated maturity date of the revolving credit facility was extended from September 7, 2015 to July 15, 2018 and the stated maturity date of the term loan was extended from March 13, 2017 to April 15, 2019. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the revolving credit facility by an additional one year. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. Our term loan is prepayable without penalty at any time. The $750,000 maximum amount of our revolving credit facility and the $400,000 amount of the term loan remained unchanged by the amendment. The amended credit agreement includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased to up to $2,300,000 on a combined basis in certain circumstances.

        In addition, as a result of the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments under the revolving credit facility. Also as a result of the amendment, the interest rate paid on borrowings under the term loan was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. The weighted average interest rate for borrowings under our revolving credit facility was 1.50%, 1.56% and 1.59% for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and February 25, 2014, we had zero and $370,000 outstanding and $750,000 and $380,000 available under our revolving credit facility, respectively. As of December 31, 2013, the interest rate for the amount outstanding under our term loan was 1.61%. The weighted average interest rate for the amount outstanding under our term loan was 1.64% for year ended December 31, 2013, and 1.70% for the period from March 12, 2012 (the date we entered into the term loan agreement) to December 31, 2012.

        Our borrowings under the revolving credit facility and term loan continue to be unsecured. Prior to the effectiveness of the amendment, certain of our subsidiaries had guaranteed our obligations under the revolving credit facility and term loan. As a result of the amendment, none of those subsidiary guarantees remain in effect. The amended credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loan only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the amended credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

        Our term debt maturities (other than our revolving credit facility and term loan) as of December 31, 2013 were as follows: $300,000 in 2014, $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

        We expect to use existing cash balances, the cash flow from our operations, borrowings under our revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes. Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.

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

        As of December 31, 2013, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$2,713,478	$300,000	$555,000	$1,058,478	$800,000
Ground lease obligations(2)	139,704	18,952	35,832	21,163	63,757
Security deposits(3)	27,876	—	—	—	27,876
Capital improvements(4)	201,015	168,140	32,875	—	—
Purchase obligations(5)	16,000	16,000	—	—	—
Projected interest expense(6)	632,072	143,262	206,016	122,044	160,750

Total	$3,730,145	$646,354	$829,723	$1,201,685	$1,052,383

(1)
Holders of our convertible senior notes ($8,478 due in 2027) may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. The amounts in the table reflect these notes in the "3-5 years" category as we expect to be required by their holders to repurchase them on March 15, 2017. Also included in the "3-5 years" category, is our $400,000 term loan that had a maturity date of March 13, 2017. In January 2014, we amended our term loan agreement and extended the maturity date to April 15, 2019.

(2)
14 of our hotels and 19 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.

(3)
Represents the security deposit balance as of December 31, 2013. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)
Represents amounts we have agreed to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves as of December 31, 2013.

(5)
We agreed to acquire a hotel in Orlando, FL for $21,000, which agreement we subsequently terminated on February 27, 2014. The amount above represents the remaining purchase obligation to acquire this hotel as of December 31, 2013.

(6)
Projected interest expense is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable under our revolving credit facility.

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

        Our debt obligations at December 31, 2013, consist of our revolving credit facility, our $400,000 unsecured term loan and $2,313,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreement contains a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager. As of December 31, 2013, we believe we were in compliance with all of our covenants under our indenture and its supplements and our revolving credit facility and term loan agreement.

        Neither our indenture and its supplements nor our revolving credit facility and term loan agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility and term loan agreement, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan would increase.

        Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, our revolving credit facility and term loan agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including: TA is our former subsidiary and our largest tenant and we are TA's largest shareholder; Sonesta manages several of our hotels for our TRSs; we previously sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 8 to the Notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

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

        We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our tax status as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized only to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2010 through 2013 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

        As of December 31, 2013, 289 of our hotels are included in one of seven portfolio agreements and two hotels are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased under two portfolio agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

        The table and related notes on pages 80 to 84 summarize significant terms of our leases and management agreements as of December 31, 2013. The tables on pages 80 and 85 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers' and tenants' success in operating our properties and their ability to continue to pay us.

However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage(3) Year Ended December 31,
Operating Agreement Reference Name	Number of Properties	Number of Rooms / Suites		Annual Minimum Return / Rent(2)
			Investment(1)		2013		2012
Marriott (No. 1)(4)	53	7,610	$680,291	$67,535	1.06x		0.99x
Marriott (No. 234)(5)	68	9,120	995,439	105,793	0.91x		0.88x
Marriott (No. 5)(6)	1	356	90,078	9,902	0.38x		0.40x

Marriott Total	122	17,086	1,765,808	183,230	0.94x		0.89x
InterContinental(7)	91	13,515	1,417,146	139,498	1.01x		0.82x
Sonesta(8)	22	4,610	774,087	58,647	0.36x		0.52x
Wyndham(9)	22	3,579	348,944	25,531	0.41x		0.60x
Hyatt(10)	22	2,724	301,942	22,037	0.86x		0.82x
Carlson(11)	11	2,090	209,895	12,920	0.84x		0.76x
Morgans(12)	1	372	120,000	5,956	0.95x		0.77x

Hotels Total	291	43,976	4,937,822	447,819	0.85x		0.80x
TA (no. 1)(13)	145	—	1,997,738	160,922	1.59x	(15)	1.69x
TA (no. 2)(14)	40	—	776,302	60,777	1.58x	(15)	1.63x

TA Total	185	—	2,774,040	221,699	1.08x	(15)	1.67x

Total	476	43,976	$7,711,862	$669,518			1.12x

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

(3)
We define coverage as combined total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta and Wyndham agreements include data for periods prior to our ownership for certain hotels.

(4)
Our lease with a subsidiary of Host for 53 Courtyard by Marriott® branded hotels in 24 states expired on December 31, 2012, and we paid the $50,540 security deposit we held to Host. As of January 1, 2013, we leased these 53 hotels to one of our TRSs and continued the existing combination management agreement with a subsidiary of Marriott, which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

Because we no longer hold a security deposit for this agreement, payment by Marriott of the minimum return due to us under this management agreement is limited to available hotel cash flow after payment of operating expenses. In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement. As of December 31, 2013, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return. This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019. As of December 31, 2013, the available Marriott guaranty was $30,672.

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

(7)
We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 30 states in the U.S. and Ontario, Canada to one of our TRSs. These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented includes $7,601 of rent related to the Puerto Rico property. The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement. As of December 31, 2013, we have applied $46,109 of the security deposit to cover shortfalls in the payments of our minimum return and rent. As of December 31, 2013, the balance of this security deposit was $27,763. This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. We were advised by InterContinental that it expects interim period shortfalls during 2014 and 2015 in the required minimum security deposit balance under the agreement. As a result, on January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. Beginning January 1, 2016, any resulting reductions to the minimum security deposit amount will cease to be in effect and the minimum deposit balance required under the InterContinental agreement will revert to $37,000. Since January 1, 2014, InterContinental has provided $4,283 of additional security deposit, which reduced the minimum security deposit amount to $21,434.

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

(8)
On June 28, 2013, we acquired the fee interest in the New Orleans Hotel from the third party owner from which we previously leased this hotel. Sonesta previously managed the hotel under an agreement we had referred to as Sonesta No. 2. In connection with the acquisition of the fee interest in the hotel, the lease with the third party terminated and we and Sonesta entered into an amended and restated management agreement and added the hotel to our then existing portfolio of 21 hotels previously referred to as our Sonesta No. 1 agreement. We refer to this management agreement relating to our 22 Sonesta branded hotels as our Sonesta agreement.

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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels. We also lease 48 vacation units in one of the hotels to Wyndham Vacation Resorts, Inc. under a lease that expires in 2037; Wyndham Vacation Resorts, Inc. has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented includes $1,288 of rent related to the Wyndham vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828. As of December 31, 2013, the available Wyndham guaranty was $14,163. This guaranty expires in 2020.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed. Amounts reimbursed to Wyndham for guaranty advances replenish the amount of Wyndham guaranty available to us.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

  We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return. As of December 31, 2013, the available Hyatt guaranty was $13,974. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return. As of December 31, 2013, the available Carlson guaranty was $20,466. The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)
We lease the Clift Hotel, a full service hotel in San Francisco, CA, to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease provides for annual initial rent to us of $5,956. On October 14, 2014, the rent due to us will be increased based on changes in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as described in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent increases and we recognize rental income from this lease on a cash basis, in accordance with GAAP.

(13)
One of the travel centers we leased to TA under our TA No. 1 lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the VDOT, in connection with certain highway construction. The TA No. 1 lease provides that it terminates with respect to a property upon a taking of the property as the result of any eminent domain proceeding. Under the terms of the TA No. 1 lease, the annual rent payable to us is reduced by either (i) 8.5% of the amount of the proceeds we receive from that taking or, at our option, (ii) the annual fair market value rent of the property. There are ongoing negotiations among the VDOT, TA, and us regarding the amount of compensation to be paid for the taking. In December 2013, we entered into a lease for this travel center with the VDOT and TA will continue to operate this travel center pursuant to a sublease with us until August 2014. The VDOT's estimate of fair market value for the taking is $6,280. We and TA have engaged an appraiser to review the VDOT's estimate. Given the preliminary stages of these negotiations, there can be no assurance concerning what additional compensation, if any, would be payable to us or TA as a result of the taking or what the final rent reduction will be. The annual minimum rent amount presented for our TA No. 1 lease does not reflect any reduction related to this matter. In January 2014, we received $6,178 of proceeds from the VDOT in connection with the taking and the annual rent payable to us under our TA No. 1 lease was reduced by $525.

  We lease our 145 TravelCenters of America® branded travel centers in 39 states, including the leased travel center described above, to a subsidiary of TA under a lease that expires in 2022; TA has no renewal option. In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits). The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,165 of ground rent paid by TA for properties we lease and sublease to TA. This lease is guaranteed by TA.

(14)
We lease our 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits). We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. We have waived $383 of percentage rent as of December 31, 2013. This lease is guaranteed by TA.

(15)
Represents data for the twelve months ended September 30, 2013. Data for the periods ended December 31, 2013 is currently not available from our tenant, TA.

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

			Fourth Quarter			Year to Date(1)
	No. of Hotels	No. of Rooms / Suites
			2013	2012	Change	2013	2012	Change
ADR
Marriott (no. 1)	53	7,610	$113.21	$111.37	1.7%	$116.41	$112.77	3.2%
Marriott (no. 234)	68	9,120	112.64	106.72	5.5%	112.52	106.86	5.3%
Marriott (no. 5)	1	356	211.69	210.66	0.5%	218.35	214.81	1.6%

Subtotal / Average Marriott	122	17,086	115.18	111.14	3.6%	116.77	112.13	4.1%
InterContinental	91	13,515	94.65	92.74	2.1%	94.96	91.27	4.0%
Sonesta(1)	22	4,610	128.28	127.15	0.9%	127.24	129.03	-1.4%
Wyndham(1)	22	3,579	80.41	81.63	-1.5%	79.42	80.74	-1.6%
Hyatt	22	2,724	91.98	91.15	0.9%	94.18	92.73	1.6%
Carlson	11	2,090	87.73	85.58	2.5%	92.33	89.96	2.6%
Morgans	1	372	245.34	240.85	1.9%	244.88	239.82	2.1%

All Hotels Total / Average	291	43,976	$105.34	$103.28	2.0%	$106.56	$103.84	2.6%
OCCUPANCY
Marriott (no. 1)	53	7,610	63.3%	62.9%	0.4 pts	67.5%	67.1%	0.4 pts
Marriott (no. 234)	68	9,120	67.3%	66.2%	1.1 pts	71.2%	68.7%	2.5 pts
Marriott (no. 5)	1	356	72.9%	72.5%	0.4 pts	81.6%	81.5%	0.1 pts

Subtotal / Average Marriott	122	17,086	65.7%	64.9%	0.8 pts	69.7%	68.3%	1.4 pts
InterContinental	91	13,515	77.7%	67.8%	9.9 pts	78.3%	69.5%	8.8 pts
Sonesta(1)	22	4,610	58.6%	59.5%	-0.9 pts	66.1%	68.0%	-1.9 pts
Wyndham(1)	22	3,579	57.7%	59.7%	-2.0 pts	61.6%	65.5%	-3.9 pts
Hyatt	22	2,724	74.5%	73.4%	1.1 pts	76.2%	75.1%	1.1 pts
Carlson	11	2,090	67.0%	64.4%	2.6 pts	69.7%	67.3%	2.4 pts
Morgans	1	372	83.2%	75.9%	7.3 pts	86.7%	77.7%	9.0 pts

All Hotels Total / Average	291	43,976	68.7%	65.4%	3.3 pts	71.9%	68.9%	3.0 pts
RevPAR
Marriott (no. 1)	53	7,610	$71.66	$70.05	2.3%	$78.58	$75.67	3.8%
Marriott (no. 234)	68	9,120	75.81	70.65	7.3%	80.11	73.41	9.1%
Marriott (no. 5)	1	356	154.32	152.73	1.0%	178.17	175.07	1.8%

Subtotal / Average Marriott	122	17,086	75.67	72.13	4.9%	81.39	76.58	6.3%
InterContinental	91	13,515	73.54	62.88	17.0%	74.35	63.43	17.2%
Sonesta(1)	22	4,610	75.17	75.65	-0.6%	84.11	87.74	-4.1%
Wyndham(1)	22	3,579	46.40	48.73	-4.8%	48.92	52.88	-7.5%
Hyatt	22	2,724	68.53	66.90	2.4%	71.77	69.64	3.1%
Carlson	11	2,090	58.78	55.11	6.7%	64.35	60.54	6.3%
Morgans	1	372	204.12	182.81	11.7%	212.31	186.34	13.9%

All Hotels Total / Average	291	43,976	$72.37	$67.55	7.1%	$76.62	$71.55	7.1%

(1)
Operating data includes data for periods prior to our ownership of certain hotels.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Regardless, we do not expect the direct impact of any energy increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties, although increased cost incurred by our managers may affect their ability to pay us our minimum rents or returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

Non-GAAP Measures

        We provide below calculations of our FFO and Normalized FFO for the years ended December 31, 2013, 2012 and 2011. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

        We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by the National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs, loss on extinguishment of debt, loss on impairment of intangible assets and a recent non-recurring deferred tax benefit. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITS. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations.

        Our calculations of FFO and Normalized FFO for the years ended December 31, 2013, 2012 and 2011 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

		Year Ended December 31,
		2013	2012	2011
Net income available for common shareholders		$100,992	$103,794	$160,560
Add:	Depreciation and amortization	299,323	260,831	228,342
	Loss on real estate impairment	8,008	889	16,384
Less:	Gain on sale of real estate	—	(10,602)	—

FFO		408,323	354,912	405,286
Add:	Acquisition related costs	3,273	4,173	2,185
	Loss on goodwill impairment	—	7,658	—
	Excess of liquidation preference over carrying value of preferred shares redeemed	5,627	7,984	—
Less:	Deferred tax benefit	(6,868)	—	—

Normalized FFO		$410,355	$374,727	$407,471

Weighted average shares outstanding		137,553	123,574	123,470

Net income available for common shareholders per share		$0.73	$0.84	$1.30

FFO per share		$2.97	$2.87	$3.28

Normalized FFO per share		$2.98	$3.03	$3.30

Distributions declared per share		$1.89	$1.82	$1.80

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

        At December 31, 2013, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes, as follows:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
Unsecured notes	$300,000	7.875%	$23,625	2014	(1)	Semi-Annually
Unsecured notes	280,000	5.125%	14,350	2015		Semi-Annually
Unsecured notes	275,000	6.300%	17,325	2016		Semi-Annually
Unsecured notes	300,000	5.625%	16,875	2017		Semi-Annually
Unsecured notes	350,000	6.700%	23,450	2018		Semi-Annually
Unsecured notes	500,000	5.000%	25,000	2022		Semi-Annually
Unsecured notes	300,000	4.500%	13,500	2023		Semi-Annually
Convertible unsecured notes	8,478	3.800%	322	2027	(2)	Semi-Annually

	$2,313,478		$134,447

(1)
We redeemed these notes at par on February 15, 2014 using cash on hand and borrowings under our revolving credit facility.

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

        Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $23,135. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2013, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $88,403. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

        At December 31, 2013, our floating rate debt consisted of $750,000 unsecured revolving credit facility (no amounts outstanding at December 31, 2013) and our $400,000 unsecured term loan. In January 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan. Under the amendment, the maturity date of our revolving credit facility was extended from September 7, 2015 to July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 2019. Also under the amendment, we extended the maturity date of our unsecured term loan from March 13, 2017 to April 15, 2019. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

        The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of December 31, 2013:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2013	1.61%	$400,000	$6,440	$0.05
100 basis point increase	2.61%	$400,000	$10,440	$0.08

(1)
Weighted average based on the outstanding borrowings as of December 31, 2013.

(2)
Based on weighted average shares outstanding for the year ending December 31, 2013.

        The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2013	1.52%	$1,150,000	$17,480	$0.13
100 basis point increase	2.52%	$1,150,000	$28,980	$0.21

(1)
Weighted average based on the outstanding borrowings as of December 31, 2013.

(2)
Based on weighted average shares outstanding for the year ending December 31, 2013.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Based on our assessment, we believe that, as of December 31, 2013 our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives 2,000 common shares per year under the 2012 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,822,383	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,822,383	(1)

(1)
Pursuant to the terms of the 2012 Plan, in no event shall the number of common shares issued under the 2012 Plan exceed 3,000,000. Since the 2012 Plan was established, 177,617 share awards have been granted.

        Payments by us to RMR are described in Note 3 and Note 8 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(b)   Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2012.)
3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
3.3	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 15, 2007, File Number 001-11527.)
3.4	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)
3.5	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 13, 2012.)
3.6	Amended and Restated Bylaws of the Company adopted August 6, 2012. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
4.1	Form of Common Share Certificate. (Filed herewith.)
4.2	Form of 7% Series C Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
4.4
Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
4.5
Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company's 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 2005, File Number 001-11527.)
4.6
Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company's 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File Number 001-11527.)
4.7
Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company's 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 7, 2007, File Number 001-11527.)
4.8
Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company's 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2007, File Number 001-11527.)

Exhibit Number	Description
4.9	Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company's 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-11527.)
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
4.12
Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company's 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
4.13
Renewed Rights Agreement, dated as of May 15, 2007, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2007, File Number 001-11527.)
4.14
Amendment to Renewed Rights Agreement, dated as of June 11, 2013, between the Company and Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 10, 2013.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 2013.)
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
10.5	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 15, 2013.)
10.6	The Company's 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)

Exhibit Number	Description
10.7	Amendment to the Company's 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-11527.)
10.8
The Company's 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-11527.)
10.9	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.10	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2012.)
10.11	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.12	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 9, 2012.)
10.13
Credit Agreement, dated as of September 8, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated September 8, 2011.)
10.14
First Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.15
Term Loan Agreement, dated as of March 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2012.)
10.16
First Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.17
Amended and Restated Credit Agreement, dated as of January 8, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 6, 2014.)
10.18
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company's Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements filed herewith.)
10.19
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

Exhibit Number	Description
10.20	Pooling Agreement, dated April 23, 2012, as updated through June 28, 2013, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.21
Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2012.)
10.22
Management Agreement, dated as of January 31, 2012, between Sonesta International Hotels Corporation and Royal Sonesta, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2012.)
10.23
First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.24
Transaction Agreement, dated as of January 29, 2007, among the Company, TravelCenters of America LLC, HPT TA Properties Trust, HPT TA Properties LLC, HPT TA Merger Sub Inc. and Reit Management & Research LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.25
Lease Agreement, dated as of January 31, 2007, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.26
Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated February 9, 2007, File Number 001-11527.)
10.27
First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2008, File Number 001-11527.)
10.28
Amendment to Lease Agreement, dated July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)
10.29
Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
10.30
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2007, File Number 001-11527.)
10.31
First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

Exhibit Number	Description
10.32	Amendment to Lease Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Filed herewith.)
10.33
Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008, File Number 001-11527.)
10.34
Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 2011.)
10.35
Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)
10.36
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
10.37
Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 14, 2011.)
10.38
Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.)
10.39
Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPTMI Properties Trust and other parties referencing T-234 Initial Exit Hotels. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2012.)
10.40
Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 30, 2012.)
10.41
Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2011.)
10.42
Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Schaumberg Suites LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

Exhibit Number	Description
10.43	Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Auburn Hills Suites LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)
10.44
Letter Agreement, dated as of January 6, 2014, between the Company and InterContinental Hotels Group, plc. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 6, 2014.)
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
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

        We have audited Hospitality Properties Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Hospitality Properties Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust's Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Hospitality Properties Trust and our report dated February 28, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2014

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of December 31,
	2013	2012
ASSETS
Real estate properties, at cost:
Land	$1,470,513	$1,453,399
Buildings, improvements and equipment	5,946,852	5,445,710

	7,417,365	6,899,109
Accumulated depreciation	(1,757,151)	(1,551,160)

	5,660,214	5,347,949
Cash and cash equivalents	22,500	20,049
Restricted cash (FF&E reserve escrow)	30,873	40,744
Due from related persons	38,064	34,244
Other assets, net	215,893	192,475

	$5,967,544	$5,635,461

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$—	$320,000
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,295,527	1,993,880
Convertible senior notes, net of discount	8,478	8,478
Security deposits	27,876	26,577
Accounts payable and other liabilities	130,448	132,032
Due to related persons	13,194	14,032
Dividends payable	5,166	6,664

Total liabilities	2,880,689	2,901,663

Commitments and contingencies
Shareholders' equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series C preferred shares; 7% cumulative redeemable; zero and 6,700,000 shares issued and outstanding respectively, aggregate liquidation preference of zero and $167,500, respectively	—	161,873
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 of shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 149,606,024 and 123,637,424 issued and outstanding, respectively	1,496	1,236
Additional paid in capital	4,109,600	3,458,144
Cumulative net income	2,518,054	2,384,876
Cumulative other comprehensive income	15,952	2,770
Cumulative preferred distributions	(279,985)	(253,426)
Cumulative common distributions	(3,558,369)	(3,301,782)

Total shareholders' equity	3,086,855	2,733,798

	$5,967,544	$5,635,461

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Hotel operating revenues	$1,310,969	$980,732	$889,120
Rental income:
Minimum rent	249,764	296,016	302,703
Percentage rent	2,102	4,338	1,879

	251,866	300,354	304,582
FF&E reserve income	1,020	15,896	16,631

Total revenues	1,563,855	1,296,982	1,210,333

Expenses:
Hotel operating expenses	929,581	700,939	596,616
Depreciation and amortization	299,323	260,831	228,342
General and administrative	50,087	44,032	40,963
Acquisition related costs	3,273	4,173	2,185
Loss on asset impairment	8,008	8,547	16,384

Total expenses	1,290,272	1,018,522	884,490

Operating income	273,583	278,460	325,843
Interest income	121	268	70
Interest expense (including amortization of deferred financing costs and debt discounts of $6,204, $6,179 and $6,305, respectively)	(145,954)	(136,111)	(134,110)
Gain on sale of real estate	—	10,602	—

Income before income taxes and equity in earnings of an investee	127,750	153,219	191,803
Income tax benefit (expense)	5,094	(1,612)	(1,502)
Equity in earnings of an investee	334	316	139

Net income	133,178	151,923	190,440
Excess of liquidation preference over carrying value of of preferred shares redeemed	(5,627)	(7,984)	—
Preferred distributions	(26,559)	(40,145)	(29,880)

Net income available for common shareholders	$100,992	$103,794	$160,560

Net income	$133,178	$151,923	$190,440
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	13,233	1,143	(701)
Equity interest in investee's unrealized gains (losses)	(51)	22	75

Other comprehensive income (loss)	13,182	1,165	(626)

Comprehensive income	$146,360	$153,088	$189,814

Weighted average common shares outstanding	137,553	123,574	123,470

Basic and diluted net income available for common shareholders per common share	$0.73	$0.84	$1.30

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Preferred Shares							Common Shares
	Series B		Series C		Series D
													Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Number of Shares	Preferred Shares	Cumulative Preferred Distributions	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income		Total
Balance at December 31, 2010	3,450,000	$83,306	12,700,000	$306,833	—	$—	$(183,401)	123,444,235	$1,234	$(2,854,644)	$3,462,169	$2,042,513	$2,231	$2,860,241
Net income	—	—	—	—	—	—	—	—	—	—	—	190,440	—	190,440
Unrealized loss on investment	—	—	—	—	—	—	—	—	—	—	—	—	(626)	(626)
Common share grants	—	—	—	—	—	—	—	77,300	1	—	1,365	—	—	1,366
Distributions	—	—	—	—	—	—	(29,880)	—	—	(222,239)	—	—	—	(252,119)

Balance at December 31, 2011	3,450,000	83,306	12,700,000	306,833	—	—	(213,281)	123,521,535	1,235	(3,076,883)	3,463,534	2,232,953	1,605	2,799,302
Net income	—	—	—	—	—	—	—	—	—	—	—	151,923	—	151,923
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	—	—	—	1,165	1,165
Issuance of shares, net					11,600,000	280,107								280,107
Redemption of shares, net	(3,450,000)	(83,306)	(6,000,000)	(144,960)										(228,266)
Common share grants	—	—	—	—	—	—	— -	115,889	1	—	2,594	—	—	2,595
Excess of liquidation preference Over carrying value of preferred Shares redeemed	—	—	—	—	—	—	—	—	—	—	(7,984)	—	—	(7,984)
Distributions	—	—	—	—	—	—	(40,145)	—	—	(224,899)	—	—	—	(265,044)

Balance at December 31, 2012	—	—	6,700,000	161,873	11,600,000	280,107	(253,426)	123,637,424	1,236	(3,301,782)	3,458,144	2,384,876	2,770	2,733,798
Net income	—	—	—	—	—	—	—	—	—	—	—	133,178	—	133,178
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	13,182	13,182
Issuance of shares, net	—	—	—	—	—	—	—	25,875,000	259	—	654,952	—	—	655,211
Redemption of shares, net	—	—	(6,700,000)	(161,873)	—	—	—	—	—	—	—	—	—	(161,873)
Common share grants	—	—	—	—	—	—	—	93,600	1	—	2,131	—	—	2,132
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	—	—	—	(5,627)	—	—	(5,627)
Distributions	—	—	—	—	—	—	(26,559)	—	—	(256,587)	—	—	—	(283,146)

Balance at December 31, 2013	—	$—	—	$—	11,600,000	$280,107	$(279,985)	149,606,024	$1,496	$(3,558,369)	$4,109,600	$2,518,054	$15,952	$3,086,855

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$133,178	$151,923	$190,440
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	299,323	260,831	228,342
Amortization of deferred financing costs and debt discounts as interest	6,204	6,179	6,305
Straight line rental income	(323)	(252)	(4,807)
Security deposits replenished (applied to payment shortfalls)	1,297	(29,354)	(36,444)
FF&E reserve income and deposits	(28,525)	(21,672)	(47,485)
Loss on asset impairment	8,008	8,547	16,384
Equity in earnings of an investee	(334)	(316)	(139)
Gain on sale of real estate	—	(10,602)	—
Deferred income taxes	(7,069)	(1,016)	(205)
Other non-cash (income) expense, net	(2,068)	(1,455)	(1,340)
Changes in assets and liabilities:
Increase in due from related persons	(2,038)	(997)	(391)
Increase in other assets	(11,030)	(22,359)	(2,499)
Increase in accounts payable and other liabilities	1,842	15,809	6,901
Increase (decrease) in due to related persons	(5,878)	6,732	40
Increase (decrease) in dividend payable	(1,498)	1,910	—

Cash provided by operating activities	391,089	363,908	355,102

Cash flows from investing activities:
Real estate acquisitions and deposits	(215,854)	(355,500)	—
Real estate improvements	(300,018)	(275,440)	(69,345)
FF&E reserve escrow fundings	(46,302)	(81,644)	(63,177)
Net proceeds from sale of real estate	—	34,204	6,905
Investment in TravelCenters of America common shares	(8,140)	—	(5,690)
Increase (decrease) in security deposits	—	(50,540)	37,000

Cash used in investing activities	(570,314)	(728,920)	(94,307)

Cash flows from financing activities:
Proceeds from issuance of common shares	655,211	—
Proceeds from issuance of preferred shares, net	—	280,107	—
Proceeds from unsecured term loan	—	400,000
Proceeds from issuance of senior notes, net of discount	299,661	491,975	—
Redemption of preferred shares	(167,500)	(236,250)
Repurchase of convertible senior notes	—	(70,576)	—
Repayment of senior notes	—	(387,829)	—
Repayment of mortgage note	—	—	(3,383)
Borrowings under unsecured revolving credit facility	418,000	698,000	276,000
Repayments of unsecured revolving credit facility	(738,000)	(527,000)	(271,000)
Deferred financing costs	(2,550)	(6,625)	(6,872)
Distributions to preferred shareholders	(26,559)	(40,145)	(29,880)
Distributions to common shareholders	(256,587)	(224,899)	(222,239)

Cash provided by (used in) financing activities	181,676	376,758	(257,374)

Increase in cash and cash equivalents	2,451	11,746	3,421
Cash and cash equivalents at beginning of year	20,049	8,303	4,882

Cash and cash equivalents at end of year	$22,500	$20,049	$8,303

Supplemental cash flow information:
Cash paid for interest	$139,324	$131,249	$127,131
Cash paid for income taxes	2,063	1,535	1,354
Non-cash investing activities:
Hotel managers' deposits in FF&E reserve	$29,723	$23,364	$50,834
Hotel managers' purchases with FF&E reserve	(85,895)	(119,460)	(144,436)
Non-cash financing activities:
Issuance of common shares	$2,131	$2,595	$1,366

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

(dollars in thousands, except per share data)

1. Organization

        Hospitality Properties Trust, or we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in real estate used in hospitality industries. At December 31, 2013, we, directly and through subsidiaries, owned 291 hotels and owned or leased 185 travel centers.

        At December 31, 2013 our properties were leased or managed by subsidiaries of the following companies: Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, Morgans Hotel Group, or Morgans, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.

2. Summary of Significant Accounting Policies

        Basis of Presentation.    These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

        We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs' performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore, the primary beneficiary of each VIE. The assets of our TRSs were $27,727 as of December 31, 2013 and consist primarily of amounts due from certain of our hotel managers and working capital advances to certain of our hotel managers. These assets can generally be used to settle obligations of both us and our TRSs. The liabilities of our TRSs were $40,862 as of December 31, 2013 and consist primarily of security deposits we hold and amounts payable to certain of our hotel managers. Creditors generally have recourse to both us and our TRSs for these liabilities.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease.

        We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. In connection with our decision to market one hotel for sale and having one travel center taken by eminent domain proceedings, we recorded losses on asset impairment totaling $8,008 in 2013. See Notes 4, 8 and 12 for further information regarding these properties.

        Intangible Assets and Liabilities.    Intangible assets consist primarily of acquired trademarks and tradenames and acquired below market ground leases. Intangible liabilities primarily consist of acquired above market ground leases. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in our Consolidated Balance Sheets.

        At December 31, 2013 and 2012, our intangible assets and liabilities were as follows:

	As of December 31,
	2013	2012
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $14,835 and $23,369, respectively	23,472	25,708
New Orleans hotel leasehold interest, net of accumulated amortization of zero and $1,723, respectively	—	19,858
Other, net of accumulated amortization of $574 and $901, respectively	3,303	3,212

	$116,150	$138,153

Liabilities:
Above market ground leases, net of accumulated amortization of $4,536 and $6,164, respectively	$3,833	$4,486
Other, net of accumulated amortization of $2,289 and zero, respectively	1,739	4,028

	$5,572	$8,514

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        We amortize above and below market ground leases on a straight line basis over the term of the associated lease (20 and 14 years on a weighted average basis for intangible assets and liabilities, respectively). We acquired the fee interest in the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, in June 2013. In connection with this acquisition, we reclassified $18,958 of intangible assets related to our previous leasehold interest in the hotel to land and building. See Notes 4 and 8 for further information regarding this acquisition. For the years ended December 31, 2013, 2012 and 2011, amortization relating to intangible assets was $3,752, $4,796 and $2,171, respectively, and amortization relating to intangible liabilities was $2,941, $653 and $695, respectively. As of December 31, 2013, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below Market Ground Leases & Other	Above Market Ground Leases & Other
2014	$3,002	$(2,434)
2015	2,291	(653)
2016	2,262	(653)
2017	2,262	(653)
2018	2,083	(653)
Thereafter	14,875	(526)

	$26,775	$(5,572)

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

        Deferred Financing Costs.    We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $13,489 and $15,062 at December 31, 2013 and 2012, respectively, net of accumulated amortization of $14,901 and $29,397, respectively, and are included in other assets, net, in our Consolidated Balance Sheets. We estimate that future amortization of these deferred financing fees with respect to our loans as of December 31, 2013 will be approximately $4,201 in 2014, $3,134 in 2015, $1,782 in 2016, $1,067 in 2017, $686 in 2018 and $2,619 thereafter.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Revenue Recognition.    We report hotel operating revenues for managed hotels in our Consolidated Statements of Income and Comprehensive Income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We earned no additional returns in 2013, 2012 and 2011.

        We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent increases. See Note 5 for further information regarding this lease. Rental income includes $323, $252, and $4,807 of adjustments necessary to record rent on a straight line basis in 2013, 2012 and 2011, respectively. Other assets, net, includes $5,450 and $5,133 of straight line rent receivables at December 31, 2013 and 2012, respectively.

        We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We earned percentage rental income of $2,102, $4,338 and $1,879 in 2013, 2012 and 2011, respectively.

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

        Use of Estimates.    The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of real estate and impairment of long lived assets.

        Segment Information.    As of December 31, 2013, we have two reportable business segments: hotel and travel center real estate investments.

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

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Deferred tax benefits are recognized to the extent that it is "more likely than not" that a particular tax position will be sustained upon examination or audit. To the extent the "more likely than not" standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2010 through 2013 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expense.

        New Accounting Pronouncements.    In January 2013, we adopted FASB Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income, or AOCI. Companies are also required to present details of reclassifications in the disclosure of change in AOCI balances. The update was effective prospectively for interim and annual reporting periods beginning after December 15, 2012 with early adoption permitted. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

3. Shareholders' Equity

Common Share Issuances

        On March 22, 2013, we sold 16,100,000 of our common shares at a price of $25.55 per share in a public offering for net proceeds of $393,543 after underwriting discounts and other offering expenses.

        On November 13, 2013, we sold 9,775,000 of our common shares at a price of $28.00 per share in a public offering for net proceeds of $261,668 after underwriting discounts and other offering expenses.

        On February 7, 2014, we issued 11,328 of our common shares to RMR as part of its compensation under our business management agreement. See Note 8 for further information regarding this agreement.

Share Awards

        We reserved an aggregate of 3,000,000 and 3,128,791 shares of our common shares to be issued under the terms of our 2012 Equity Compensation Plan and our 1995 Share Award Plan and 2003 Share Award Plan, respectively, collectively referred to as the Award Plans. During the years ended December 31, 2013, 2012 and 2011, we awarded 84,125 common shares with an aggregate market value of $2,307, 74,017 common shares with an aggregate market value of $1,852 and 67,300 common shares with an aggregate market value of $1,628, respectively, to our officers and certain employees of our manager, RMR, pursuant to the Award Plans. See Note 8 for a further discussion of the grants we made to our officers and certain employees of RMR. In addition, we awarded each of our Trustees 2,000 common shares in each of 2013, 2012 and 2011 with an aggregate market value of $307 ($61 per

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

trustee), $256 ($51 per trustee) and $243 ($49 per trustee), respectively, as part of their annual compensation. The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and the value of such share awards are included in general and administrative expense in our Consolidated Statements of Income and Comprehensive Income. At December 31 2013, 2,822,383 of our common shares remain reserved for issuance under our 2012 Equity Compensation Plan.

        A summary of shares granted and vested under the terms of the Award Plans for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	127,654	$24.88	114,110	$22.70	93,432	$22.31
Shares granted	94,125	27.77	84,017	25.09	77,300	24.20
Shares vested	(75,889)	28.10	(69,213)	24.82	(56,622)	23.76
Shares forfeited	(525)	26.61	(1,260)	24.03	—	—

Unvested shares, end of year	145,365	27.55	127,654	24.88	114,110	22.70

        The 145,365 unvested shares as of December 31, 2013 are scheduled to vest as follows: 53,913 shares in 2014, 43,753 shares in 2015, 30,943 shares in 2016 and 16,756 shares in 2017. As of December 31, 2013, the estimated future compensation expense for the unvested shares was $3,929 based on the closing price on December 31, 2013 of our common shares of $27.03. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2013, 2012 and 2011, we recorded $2,400, $1,888 and $1,405, respectively, of compensation expense related to the Award Plans.

Preferred Shares

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

        Each of our Series D cumulative redeemable preferred shares has a distribution rate of $1.78125 per annum, or 7.125%, payable in equal quarterly amounts, and has a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D cumulative redeemable preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D cumulative redeemable

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

3. Shareholders' Equity (Continued)

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

Common Share Distributions

        Cash distributions paid or payable by us to our common shareholders for the years ended December 31 2013, 2012 and 2011 were $1.89 per share, $1.82 per share, and $1.80 per share, respectively. The characterization of our distributions paid in 2013 was 95.90% ordinary income, 2.95% return of capital and 1.15% qualified dividend. The characterization of our distributions paid in 2012 and 2011 was 100.0% ordinary income.

        On January 3, 2014, we declared a distribution of $0.48 per common share which we paid on February 21, 2014, to shareholders of record on January 13, 2014 using existing cash balances and borrowings under our revolving credit facility.

Cumulative Other Comprehensive Income

        Cumulative other comprehensive income represents the unrealized gain on TA common shares we own and our share of the comprehensive income of AIC. See Note 8 for further information regarding these investments.

4. Real Estate Properties

        Our real estate properties, at cost after impairments, consisted of land of $1,470,513, buildings and improvements of $5,351,413 and furniture, fixtures and equipment of $595,439, as of December 31, 2013; and land of $1,453,399, buildings and improvements of $4,899,498 and furniture, fixtures and equipment of $546,212 as of December 31, 2012.

        During 2013, 2012 and 2011, we funded $346,320, $357,084 and $132,522, respectively, of improvements to certain of our properties which pursuant to the terms of our management agreements and leases with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $27,612, $27,813 and $11,346 in 2013, 2012 and 2011, respectively.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

4. Real Estate Properties (Continued)

        At December 31, 2013, 14 of our hotels were on leased land. In each case, the remaining term of the ground lease (including renewal options) is in excess of 25 years, and the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require minimum annual rents averaging $230 per year; future rents under two ground leases have been pre-paid. Nineteen (19) of our travel centers are on land leased partially or in its entirety. The remaining terms on the leases range from 5 to 37 years with rents averaging $450 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

        One of the travel centers we leased to TA under our TA No. 1 lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the Virginia Department of Transportation, or the VDOT, in connection with certain highway construction. The TA No. 1 lease provides that it terminates with respect to a property upon a taking of the property as the result of any eminent domain proceeding. Under the terms of the TA No. 1 lease, the annual rent payable to us is reduced by either (i) 8.5% of the amount of the proceeds we receive from that taking or, at our option, (ii) the annual fair market value rent of the property. There are ongoing negotiations among the VDOT, TA, and us regarding the amount of compensation to be paid for the taking. In December 2013, we entered into a lease for this travel center with VDOT and TA will continue to operate this travel center pursuant to a sublease with us until August 2014. The VDOT's estimate of fair market value for the taking is $6,280. We and TA have engaged an appraiser to review the VDOT's estimate. Given the preliminary stages of these negotiations, there can be no assurance concerning what additional compensation, if any, would be payable to us or TA as a result of the taking or what the final rent reduction will be. In January 2014, we received $6,178 of proceeds from the VDOT in connection with the taking and the annual rent payable to us under our TA No. 1 lease was reduced by $525.

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

$29,700

        On June 28, 2013, we acquired the fee interest in the New Orleans Hotel for $120,500, excluding related acquisition costs, from the third party owner from which we previously leased this hotel. We accounted for this transaction as an acquisition of assets and, as a result, capitalized $344 of related

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

4. Real Estate Properties (Continued)

acquisition costs. The following table summarizes our allocation of the acquisition cost based on the estimated relative fair value of the assets we acquired.

Land	$12,568
Building	108,276

$120,844

        In connection with this acquisition, and we also reclassified $18,958 of intangible assets related to our previous leasehold interest in the hotel to land and building.

        Simultaneously with this acquisition, the lease with the third party terminated and we entered into an amended and restated management agreement with Sonesta. See Notes 5 and 8 for further information about this agreement.

        On July 1, 2013, we acquired the fee interest in a travel center in Montgomery, NY we previously leased from a third party and subleased to TA. We also acquired land parcels adjacent to three of our other travel centers and leased these to TA. The aggregate consideration for these transactions was $6,324. See Note 8 for further information about these transactions.

        On August 1, 2013, we acquired a 219 room full service hotel located in Florham Park, NJ for $52,750, excluding related acquisition costs of $874. We accounted for this transaction as a business combination. The following table summarizes our allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$5,098
Building	43,404
Furniture, fixtures and equipment	3,540
Intangible assets	708

$52,750

        On December 23, 2013, we acquired a land parcel adjacent to our Petro travel center in Atlanta, GA for $1,235. See Note 8 for further information about this transaction.

        We have included the results of our 2013 acquisitions in our consolidated financial statements from the date of acquisition. The pro forma impact of including the results of operations of these acquisitions from the beginning of the period is not material to our consolidated financial statements.

        In September 2013, we entered an agreement to acquire a 223 room full service hotel located in Orlando, FL for a purchase price of $21,000, excluding closing costs. On February 27, 2014, we terminated this agreement.

        At December 31, 2013, one of our hotels was held for sale. See Notes 8 and 12 for further information relating to our hotel held for sale.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

5. Management Agreements and Leases

        As of December 31, 2013 we owned 291 hotels and owned or leased 185 travel centers which are included in one of 11 operating agreements. We do not operate any of our properties.

        As of December 31, 2013, 288 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of December 31, 2013, our hotel properties are managed by or leased to separate subsidiaries of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson, and Morgans under nine agreements. Such hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 91 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Most of these agreements generally require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flow after payment of operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of security deposits or guarantees. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.

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

        Marriott No. 234 agreement.    During the year ended December 31, 2013, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,793, were $9,991 less than the minimum amounts contractually required. Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. Marriott was not required to make any guarantee payments during the year ended December 31, 2013, because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us). The available balance of this guaranty was $30,672 as of December 31, 2013. Also, during the period from December 31, 2013 to February 25, 2014, the payments we received for these hotels were $1,771 less than the contractual minimum returns due to us.

        Under our Marriott No. 234 agreement, the FF&E reserve funding requirements for all hotels included in the agreement are reduced in 2013 (2.3% of total hotel sales) and 2014 (4.8% of total hotel sales), and then increased from historical levels in 2015 (5.8% of total hotel sales) through the end of the agreement term in 2025.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

        We currently expect to fund $5,050 of capital improvements during 2014 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We funded $43,950 during the year ended December 31, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

        InterContinental agreement.    During the year ended December 31, 2013, we were paid the contractual amounts due for the periods under our agreement with InterContinental covering 91 hotels and requiring annual minimum returns to us of $139,498. Our available security deposit was replenished by $1,297 from the net operating results these hotels generated in excess of the minimum returns due to us during the year ended December 31, 2013. The available balance of this security deposit was $27,763 as of December 31, 2013.

        Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. We were advised by InterContinental that it expects interim period shortfalls during 2014 and 2015 in the required minimum security deposit balance under the agreement. As a result, on January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. Beginning January 1, 2016, any resulting reductions to the minimum security deposit amount will cease to be in effect and the minimum deposit balance required under the InterContinental agreement will revert to $37,000. Since January 1, 2014, InterContinental has provided $4,283 of additional security deposit, which reduced the minimum security deposit amount to $21,434.

        Also, during the period from December 31, 2013 to February 25, 2014, we received $6,143 less than the minimum amounts contractually required under our InterContinental agreement. We applied the available security deposit to cover the payment shortfalls. The remaining balance of the security deposit was $25,903 as of February 25, 2014.

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

        Under our InterContinental agreement, the FF&E reserve funding required for all hotels included in the agreement were waived in 2013, are reduced in 2014 (3% of total hotel sales) and 2015 (4% of total hotel sales) and return to historical levels in 2016 (5% of total hotel sales) through the end of the agreement term in 2036.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

        We currently expect to fund $22,990 of capital improvements in 2014 to complete renovations at certain of the hotels included in our InterContinental agreement. We funded $54,242 during the year ended December 31, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

        Sonesta agreement.    Our management agreement with Sonesta provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses and base management fees to Sonesta, are sufficient to do so. In addition to recurring capital expenditures, we currently expect to fund approximately $108,200 in 2014 and $22,800 in 2015 for renovations and other improvements at certain of the hotels included in our Sonesta agreement. We funded $101,032 of capital improvements during the year ended December 31, 2013. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined.

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

        See Note 8 for further information regarding our relationship with Sonesta.

        Wyndham agreement.    On August 1, 2013, we acquired a full service hotel in Florham Park, NJ for $52,750, excluding the closing costs, and added it to our Wyndham agreement. Our annual minimum returns under the Wyndham agreement increased by $4,220 to $24,698 and the limited guaranty provided by Wyndham increased by $6,656 to $35,656 upon closing of this hotel acquisition (and the annual maximum guarantee payment amount increased by $3,328 to $17,828). Our guarantee from Wyndham expires in 2020. The available balance of this guarantee was $14,163 as of December 31, 2013.

        Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flow after payment of our minimum return. The reserve amount was waived for 2013, increases to 2% of total hotel sales in 2014, increases to 3% of total hotel sales in 2015, increases to 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038.

        We currently expect to fund approximately $27,500 of capital improvements in 2014 and $10,075 in 2015 to complete renovations at certain of the hotels included in our Wyndham agreement. We funded $56,823 of capital expenses during the year ended December 31, 2013. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

        Morgans agreement.    We lease the Clift Hotel, a full service hotel in San Francisco, CA to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease provides for annual initial rent to us of $5,956. On October 14, 2014, the rent due to us will be increased based on changes

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent, and we recognize rental income from this lease on a cash basis in accordance with GAAP.

        TA agreements.    Our 184 owned travel centers and the one leased travel center (see Note 8 for further information on this travel center) are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 145 travel centers expires in 2022 and has no renewal option. Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options. TA has guaranteed its subsidiary tenants' obligations under the leases. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to fund any such improvements. As we fund these improvements, the minimum rents payable to us increase. We funded $83,912 for capital improvements to our travel center properties during 2013. See Note 8 for further information regarding our leases with TA.

        As of December 31, 2013, the average remaining current terms of our leases and management agreements, from parties other than our TRSs, weighted based on minimum returns or rents was approximately 15.6 years. As of December 31, 2013, our travel center and hotel leases provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2014	$246,598
2015	247,376
2016	247,467
2017	247,572
2018	247,470
Thereafter	2,865,272

Total	$4,101,755

        In 2003, we settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. We are amortizing the $44,281 balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $14,760 at December 31, 2013 is included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt. We estimate that future

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

5. Management Agreements and Leases (Continued)

amortization of the retained deposits and the value of other property as of December 31, 2013 will be approximately $2,952 per year through 2018.

6. Indebtedness

        Our principal debt obligations at December 31, 2013 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate principal amount of $2,305,000 of public issuances of unsecured senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior notes due 2027.

        On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders.

        As a result of the amendment, the stated maturity date of our $750,000 revolving credit facility was extended from September 7, 2015 to July 15, 2018. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. The $750,000 maximum amount of our revolving credit facility and the $400,000 amount of the term loan remained unchanged by the amendment. The amended credit agreement includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased to up to $2,300,000 on a combined basis in certain circumstances. Under the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. The weighted average interest rate for borrowings under our revolving credit facility was 1.50%, 1.56% and 1.59% for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and February 25, 2014, we had zero and $370,000 outstanding and $750,000 and $380,000 available under our revolving credit facility, respectively.

        As a result of the amendment, the stated maturity date of our $400,000 unsecured term loan was extended from March 13, 2017 to April 15, 2019. Our term loan is prepayable without penalty at any time. Under the amendment, the interest rate paid on borrowings under the term loan agreement was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of December 31, 2013, the interest rate for the amount outstanding under our term loan was 1.61%. The weighted average interest rate for the amount outstanding under our term loan was 1.64% for year ended December 31, 2013, and 1.70% for the period from March 12, 2012 (the date we entered into the term loan agreement) to December 31, 2012.

        Our borrowings under the amended credit facilities continue to be unsecured. Prior to the effectiveness of the amendment, certain of our subsidiaries had guaranteed our obligations under the revolving credit facility and term loan. As a result of the amendment, none of those subsidiary

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

guarantees remain in effect. The amended credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loan only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the amended credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

        Our credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager. Our revolving credit facility and term loan agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the agreements governing our revolving credit facility and term loan at December 31, 2013.

        At December 31, 2013, we had $8,478 of our 3.8% convertible senior notes due 2027 outstanding. Our convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

        On June 6, 2013, we issued $300,000 of 4.5% unsecured senior notes due 2023 in a public offering for net proceeds of $297,111 after underwriting discounts and other offering expenses.

        On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

6. Indebtedness (Continued)

        At December 31, 2013 and 2012, our indebtedness was as follows:

	As of December 31,
	2013	2012
Senior Notes, due 2014 at 7.875%	300,000	300,000
Senior Notes, due 2015 at 5.125%	280,000	280,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Senior Notes, due 2022 at 5.0%	500,000	500,000
Senior Notes, due 2023 at 4.5%	300,000	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,478
Unamortized discounts	(9,473)	(11,120)

Total unsecured senior notes	2,304,005	2,002,358
Unsecured revolving credit facility	—	320,000
Unsecured term loan	400,000	400,000

	$2,704,005	$2,722,358

        All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.

        The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2013 are as follows:

2014	$300,000	(1)
2015	280,000
2016	275,000
2017	700,000	(2)
2018	350,000
Thereafter	808,478	(3)

	$2,713,478

(1)
We redeemed all of these notes at par on February 15, 2014.

(2)
Includes our $400,000 unsecured term loan. In January 2014, we amended our term loan agreement and extended the maturity date to July 15, 2019.

(3)
Includes our $8,478 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

7. Income Taxes

        Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2013	2012	2011
Current—Federal	$539	$1,274	$180
State	1,371	1,488	1,383
Foreign	65	(134)	144

	1,975	2,628	1,707

Deferred—Federal	(6,132)	(535)	—
State	(910)	(80)	—
Foreign	(27)	(401)	(205)

	(7,069)	(1,016)	(205)

	$(5,094)	$1,612	$1,502

        A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
State and local income taxes, net of federal tax benefit	1.1%	1.0%	4.3%
Alternative Minimum Tax	0.0%	0.0%	0.1%
Foreign taxes	0.1%	(0.3)%	(0.3)%
Organizational structure change	(5.8)%	0.0%	0.0%
Change in valuation allowance	14.7%	7.1%	(3.1)%
Other differences, net	(14.3)%	(6.8)%	(0.3)%

Effective tax rate	(4.2)%	1.0%	0.7%

        Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

7. Income Taxes (Continued)

purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2013	2012
Deferred tax assets:
Tax credits	$12,091	$12,091
Tax loss carryforwards	115,209	96,505
Other	3,842	7,550

	131,142	116,146
Valuation allowance	(130,346)	(112,286)

	796	3,860

Deferred tax liabilities:
Hotel basis difference	(9,142)	(19,276)

	(9,142)	(19,276)

Net deferred tax liabilities	$(8,346)	$(15,416)

        Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

        On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2013 and 2012, we had a net deferred tax asset, prior to any valuation allowance, of $64,760 and $64,760, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2013 and 2012. As of December 31, 2013 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $136,420 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,646 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

        At December 31, 2013 and 2012, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $60,945 and $42,292, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2013 and 2012. As of December 31, 2013, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $156,443 which begin to expire in 2023 if unused.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions

        We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies and our declaration of trust, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.hptreit.com.

TA

        TA is our former 100% owned subsidiary and our largest tenant, and we are TA's largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. As of December 31, 2013, we owned 3,420,000 common shares (which includes the 880,000 TA common shares we purchased from the underwriters as part of a public offering by TA in December 2013 for $8,140), representing approximately 9.1% of TA's outstanding common shares. Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA. Mr. Thomas O'Brien, an officer of RMR and a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA.

        TA is the lessee of 36% of our real estate properties, at cost, as of December 31, 2013. TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 185 travel centers from us. The TA No. 1 lease is for 144 travel centers that TA operates under the "TravelCenters of America" or "TA" brand names. The TA No. 2 lease is for 40 travel centers that TA operates under the "Petro" brand name. The TA No. 1 lease expires on December 31, 2022. The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.

        Both the TA No. 1 and TA No. 2 leases are "triple net" leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses,

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

underground storage tank removal costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. TA also is required generally to indemnify us for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. In addition, TA is obligated to pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The TA No. 1 lease and the TA No. 2 lease also include arbitration provisions for the resolution of disputes.

        As amended by the Amendment Agreement that we entered into with TA in January 2011, or the Amendment Agreement, which is further described below, the TA No. 1 lease requires TA to pay minimum rent to us in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and $140,139 per year for the period from February 1, 2012 through December 31, 2022. These amounts are exclusive of any increase in minimum rent as a result of subsequent amendments and, as described below, as a result of us funding or reimbursing the cost for certain improvements to the leased TA travel centers. As amended by the Amendment Agreement, the TA No. 2 lease requires TA to pay minimum rent to us in an amount of $54,160 per year through June 30, 2024. This amount is exclusive of any increase in minimum rent as a result of subsequent amendments and, as described below, as a result of us funding or reimbursing the cost for certain improvements to the leased Petro travel centers. Effective January 2012 and 2013, TA began to incur percentage rent payable to us under the TA No. 1 lease and TA No. 2 lease, respectively. In each case, the percentage rent equals 3% of increases in nonfuel gross revenues plus 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year calculated by reference to changes in the consumer price index. Also, as discussed below, we have previously agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease; we waived $383 of percentage rent under our TA No. 2 lease for the year ended December 31, 2013, pursuant to that waiver. The total amount of percentage rent from TA that we recognized (which is net of the waived amount) was $2,102 and $1,465 for the years ended December 31, 2013 and 2012, respectively. Taking into account the increases in minimum rents due to both our funding of improvements at the leased properties and the lease amendments during 2013 described below, as of December 31, 2013, TA's annual minimum rents payable under the TA No. 1 and the TA No. 2 leases were $160,922 and $60,777, respectively. The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,165 of ground rent paid by TA for properties we lease and sublease to TA.

        Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in TA's minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by us multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us. We funded $83,912, $76,754 and $69,122 in 2013, 2012 and 2011, respectively, for capital improvements to TA under this lease provision; and, as a result, TA's minimum annual rent payable to us increased by approximately $7,133, $6,524 and $5,875, respectively ($4,730,

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

$4,656 and 4,184, respectively, for the TA No. 1 lease and $2,403, $1,868 and $1,691, respectively, for the TA No. 2 lease).

        In 2008, we entered into a rent deferral agreement with TA, pursuant to which TA was permitted to defer up to $150,000 of rent payable to us. TA was not permitted to defer any additional amounts of rent after December 31, 2010. As of December 31, 2010, TA had deferred $150,000 of rent, which remained outstanding as of December 31, 2013. The deferral agreement also included a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid and provided that all deferred rent and interest thereon, at 1% per month, would become immediately due and payable by TA to us if certain events provided in that agreement occurred, including a change of control of TA (as defined in the agreement) while any deferred rent remains unpaid. Also, in connection with this deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to the TA common shares issued to us pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease.

        In January 2011, we and TA entered the Amendment Agreement that amended the TA No. 1 lease, the TA No. 2 lease and TA's rent deferral agreement with us. The Amendment Agreement provided for the following:

  •
  The minimum annual rent payable by TA to us under the TA No. 1 lease was reduced effective January 1, 2011, by $29,983 to $135,139 per year until February 1, 2012, when it increased to $140,139 per year through the end of the lease term in December 2022.

  •
  The $5,000 increase in annual minimum rent payable by TA to us under the TA No. 1 lease that was scheduled to begin on February 1, 2011, was eliminated.

  •
  The minimum annual rent payable by TA to us under the TA No. 2 lease was reduced effective January 1, 2011, by $12,017 to $54,160 through the end of the lease term in June 2024.

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

        We recognized rental income of $219,050, $208,560 and $201,505 in 2013, 2012 and 2011, respectively, under our leases with TA. Rental income for the twelve months ended December 31, 2013, 2012 and 2011 includes $(323), $149 and $4,789, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

cost of removing underground storage tanks on a straight line basis. As of December 31, 2013 and 2012, we had accruals for unpaid amounts of $37,034 and $34,244, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons on our Consolidated Balance Sheets.

        On April 15, 2013, TA entered an agreement with Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of TA's travel centers located along the U.S. interstate highway system, including travel centers TA leases from us. In connection with that agreement, on April 15, 2013, we and TA amended our leases to specify the economic equivalent for natural gas sales to diesel fuel sales for the calculation of percentage rent payable to us under the leases, with the intended effect that the amount of percentage rent be unaffected by the type of fuel sold, whether diesel fuel or natural gas. That amendment also made certain administrative changes. Also on that date, in order to facilitate TA's agreement with Shell, we entered into a subordination, non-disturbance and attornment agreement with Shell, whereby we agreed to recognize Shell's license and other rights with respect to the natural gas fueling lanes at our travel centers leased to TA on certain conditions and in certain circumstances.

        On July 1, 2013, we purchased land that we previously leased from a third party and subleased to TA under the TA No. 1 lease. Effective as of that date, rents due to that third party and TA's reimbursement of those rents of approximately $545 annually to us under the terms of the TA No. 1 lease ceased. Also on that date, we and TA amended the TA No. 1 lease to reflect our direct lease to TA of that land and certain minor properties adjacent to other existing travel centers included in the TA No. 1 lease that we also had purchased and to increase the annual rent payable by TA under the TA No. 1 lease to us by 8.5% of our total investment in these properties, or $537. See Note 4 for further information regarding these acquisitions.

        In December 2013, we acquired land adjacent to an existing travel center we lease to TA under the TA No. 2 lease. In connection with that acquisition, we and TA amended the TA No. 2 lease to add this property to that lease. As a result, the minimum annual rent payable to us by TA under the TA No. 2 lease increased by $105, which was 8.5% of our total investment.

        On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a portion of the VDOT's estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA intend to challenge the VDOT's estimate of the property's value. We have entered a lease agreement with the VDOT to lease this property through August 2014 for $40 per month, and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent. We entered into a sublease for this property with TA, and TA plans to continue operating it as a travel center through August 2014.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        RMR provides management services to both us and TA and, as noted above, there are other current and historical relationships between us and TA. Accordingly, the terms of the 2011 Amendment Agreement were negotiated and approved by special committees of our Independent Trustees and TA's independent directors, none of whom are trustees or directors of the other company, and each special committee was represented by separate counsel.

        At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. In addition, in connection with TA's spin-off, TA entered a transaction agreement with us and RMR, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. Also, TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA's assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes.

RMR

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of the office building component of only one property in Baltimore, MD, which also includes a Royal Sonesta hotel.

        One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. Certain of TA's and Sonesta's executive officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

        In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the Committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, the Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

        On December 23, 2013, we and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

  •
  The annual amount of the base management fee to be paid to RMR by us for each applicable period will be equal to the lesser of:

  •
  the sum of (a) 0.7% of the average historical cost of our real estate investments up to $250,000, plus (b) 0.5% of the average historical cost of our real estate investments exceeding $250,000; and

  •
  the sum of (a) 0.7% of the average closing price per share of our common shares on the NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

    The average historical cost of our real estate investments will include our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

  •
  Although the fee calculation is stated in annual percentages, the base management fee will be paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month will be equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

  •
  The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period, and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Hotel Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

  •
  The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee will instead be paid in cash.

  •
  RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, in connection with any such registration.

        The terms of the amended and restated business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees and the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

        For 2013, 2012 and 2011, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to 0.7% of the historical cost of our real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, for 2013, 2012 and 2011, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the amount, if any, by which our Cash Available for Distribution, as defined in the business management agreement, for a particular fiscal year exceeds Cash Available for Distribution for the immediately preceding fiscal year. This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs with respect to the one office property that is subject to that agreement.

        We incurred aggregate business management and property management fees of $41,486, $35,657 and $34,493 for 2013, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2012, we issued 33,132 of our common shares to RMR for the incentive fee for 2011 and in March 2014, we expect to issue 102,536 of our common shares to RMR for the incentive fee for 2013. No incentive fee was paid by us to RMR for 2012.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $203, $193 and $240 for 2013, 2012 and 2011, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

        At December 31, 2013 and 2012, we owed RMR $6,435 and $3,210, respectively, for business and incentive management fees, and internal audit services, which amounts are included in due to related persons on our Consolidated Balance Sheets.

        We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services for the one office building which is the subject of the property management agreement and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our amended and restated business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        The current terms of both our amended and restated business management agreement with RMR and our property management agreement with RMR end on December 31, 2014 and automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate the property management agreement upon five business days' notice if we undergo a change of control, as defined in the property management agreement.

        Under our amended and restated business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

        Under our Award Plans, we grant restricted shares to certain employees of RMR, some of whom are our officers. As disclosed in Note 3, we granted a total of 84,125 restricted shares with an aggregate value of $2,307, 74,017 restricted shares with an aggregate value of $1,852 and 67,300 restricted shares with an aggregate value of $1,628 to such persons in 2013, 2012 and 2011, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Award Plans. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services, including TA, in their capacities as officers of RMR.

Sonesta

        In November 2011, we entered into a purchase agreement, or the Purchase Agreement, with Sonesta and its wholly owned subsidiary, PAC Merger Corp., or Merger Sub, and together with Sonesta, the Sellers, to purchase from Sonesta the entities, or the Hotel Entities, that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and leased the New Orleans Hotel. At that time, the Cambridge Hotel and the New Orleans Hotel were owned or leased and operated by subsidiaries of what was then known as Sonesta International Hotels Corporation, or SNSTA. The Purchase Agreement was a component part of a transaction that involved the acquisition by merger, or the Merger, of all of SNSTA's shares by Sonesta pursuant to an agreement and plan of merger, or the Merger Agreement, which was entered into between Sonesta, Merger Sub and SNSTA in November 2011.

        In January 2012, pursuant to the Merger Agreement, Merger Sub merged with and into SNSTA. Pursuant to the Purchase Agreement, we advanced the approximately $150,500 aggregate purchase price for the Hotel Entities to the Sellers for the purpose of the Sellers consummating the Merger under the Merger Agreement. The purchase price was reduced by the outstanding principal and accrued interest owed under a variable rate mortgage loan due in 2015 secured by the Cambridge Hotel, or the Cambridge Loan. We prepaid the Cambridge Loan, which had an outstanding principal balance of approximately $31,035 and unwound a related interest rate hedge agreement for $2,525 in January 2012. The terms of the Purchase Agreement required that, at the effective time of the Merger, Sonesta was capitalized with $25,000, at least half of which was represented by cash consideration for shares of Sonesta common stock; and Sonesta's stockholders provided this $25,000 capitalization, including equity funding of $12,500 to facilitate the Merger.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

        Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and related furniture, fixtures and equipment and certain other assets and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then issued and outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn owned or leased the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain other matters).

        Simultaneously with the consummation of the Purchase Agreement in January 2012, we entered hotel management agreements with Sonesta that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. Since that time, we have rebranded additional hotels we own to Sonesta brands and management, and as of December 31, 2013, Sonesta was managing 22 of our hotels pursuant to long term management agreements. We currently lease all hotels that we own and which are managed by Sonesta to one of our TRSs.

        The management agreements for our full service hotels managed by Sonesta provide that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreements, if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so. We are to be paid an additional amount based upon the hotel's operating profit, as defined in the management agreement, after payment of Sonesta's incentive fee, if applicable. After payment of specified hotel operating expenses from the hotel's gross revenues, Sonesta is entitled to receive a base management fee equal to 3% of gross revenues. Additionally, under the management agreement, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreement, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs and an incentive fee equal to 20% of the hotel's operating profit after reimbursement to us and to Sonesta of certain advances, and payment to us of our minimum returns. The management agreement expires in January 2037, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the management agreement. We have the right to terminate the management agreement after three years without cause upon payment of a termination fee. We also have the right to terminate the management agreement without a termination fee if our minimum return is less than 6% of our invested capital during any three of four consecutive years. Both we and Sonesta have the right to terminate the management agreement upon a change of control, as defined in the management agreement, of the other party, and under certain other circumstances which, in the case of termination by Sonesta, may require the payment of a termination fee. Under the management agreement, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta between the date of termination and the scheduled expiration date of the agreement's current term as a base fee, reservation fee, system fee and an incentive fee, each as

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

defined in the management agreement, if the agreement had not been terminated, calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination and discounted at an annual rate equal to 8%. The management agreements for our limited service hotels managed by Sonesta are substantially the same as the management agreements for our full service Sonesta managed hotels, except that the base management fee payable to Sonesta is 5% of gross revenues and our required working capital advance per room is less for the limited service hotels.

        On June 28, 2013, we acquired the fee interest in the New Orleans Hotel from the third party owner from which we previously leased that hotel and, as a result, the lease with the third party terminated. Simultaneous with this acquisition, we and Sonesta amended and restated the prior management agreement we had with Sonesta for this hotel. The terms of the amended and restated management agreement are substantially the same as those contained in our other management agreements with Sonesta relating to full service hotels. Prior to our acquisition of the fee interest in the New Orleans Hotel, the annual rent payable by us under the prior lease for the New Orleans Hotel was calculated as 75% of the sum of the net profit of the hotel (hotel operating revenues less hotel operating expenses, including a 3% management fee to Sonesta), less capital expenditures made during the lease year. The management agreement for the New Orleans Hotel as in effect prior to our acquisition of the fee interest in the New Orleans Hotel, provided that we were paid all cash flow of the hotel after the payment of operating expenses, including a management fee to Sonesta and rent expense.

        In April 2012, we entered into a pooling agreement with Sonesta that combined our management agreements with Sonesta for hotels that we owned for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us. We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement. The management agreements for all of our hotels managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, were included in the Sonesta No. 1 agreement. The amended and restated management agreement we entered with Sonesta for the New Orleans Hotel upon our acquiring the fee interest in that hotel was added to our pooling agreement with Sonesta. We now refer to the pooling agreement and combination of our 22 Sonesta branded hotels and management agreements as our Sonesta agreement. See Note 5 for further information about our management agreements with Sonesta.

        Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $10,902 and $5,990 for 2013 and 2012, respectively. These amounts are included in hotel operating expenses in our consolidated financial statements. In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $2,976 and $459 for 2013 and 2012, respectively. These amounts have been capitalized in our consolidated financial statements. Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and repairs and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor. At December 31, 2013 we owed Sonesta $6,625 for capital expenditure reimbursements and Sonesta owed us $893 for minimum returns earned

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

during 2013. At December 31, 2012, we owed Sonesta $10,822 for capital expenditure reimbursements, overpayment of minimum returns advanced during 2012 and working capital settlements for properties rebranded during the year. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons on our Consolidated Balance Sheets, respectively.

        Under our management agreement with Sonesta, the costs of advertising, marketing, promotional and public relations programs and campaigns, including "frequent stay" rewards programs, that are intended for the benefit of all the Sonesta hotels we own, incurred by Sonesta are subject to reimbursement by us or otherwise treated as operating expenses of our hotels, subject to our approval of the applicable marketing program and cost allocation. Sonesta has developed a guest loyalty program and marketing program for the Sonesta hotels. Our Board of Trustees and Independent Trustees agreed, effective July 1, 2013, to our reimbursement to Sonesta for these programs at rates not to exceed: 1.0% of the applicable hotel's room revenues for the Sonesta guest loyalty program; 1.0% of the total revenues from our Sonesta managed hotels for the Sonesta marketing program; and 0.8% of the applicable hotel's room revenues for Sonesta's third party reservation transmission expenses.

        In May 2013, we acquired a full service hotel in Duluth, GA and this hotel has been branded a Sonesta hotel, Sonesta Gwinnett Place. Sonesta is managing this hotel pursuant to a hotel management agreement on terms consistent with our other applicable hotel management agreements with Sonesta. This hotel management agreement has been added to the Sonesta agreement.

        In September 2013, we entered an agreement to acquire a hotel in Orlando, FL for a purchase price of $21,000, excluding closing costs, which we intended to rebrand as a Sonesta hotel. On February 27, 2014, we terminated this agreement.

        In January 2014 we agreed to sell our Sonesta hotel in Myrtle Beach, SC for $4,851. We currently expect to complete this sale in the second quarter of 2014. This pending sale is subject to customary closing conditions; accordingly, we cannot provide any assurance that we will sell this hotel or that the terms of the sale will not change.

        In 2012 there were additional transactions between us and Sonesta. A further description of the terms of certain of those transactions is included in our annual reports to shareholders and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, in each case for the year ended December 31, 2012.

        The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Sonesta's Chairman and Chief Executive Officer is an officer of RMR and formerly was our Director of Internal Audit, and other officers and employees of Sonesta are former employees of RMR. Our agreements with Sonesta include arbitration provisions for the resolution of disputes. In addition, RMR also provides certain services to Sonesta.

AIC

        We, RMR, TA and five other companies to which RMR provides management services each currently own 12.5% of AIC. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

8. Related Person Transactions (Continued)

administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2013, we have invested approximately $5,209 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,913 and $5,629 as of December 31, 2013 and 2012, respectively, which amounts are included in other assets on our Consolidated Balance Sheets. We recognized income of $334, $316 and $139 related to our investment in AIC for 2013, 2012 and 2011, respectively. In June 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $6,842 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premiums for this property insurance in 2012 and 2011 were $5,256 and $5,773, respectively, before any adjustments made for acquisitions or dispositions we made during those periods. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Indemnification and Directors' and Officers' Liability Insurance

        In July 2013, we, RMR and five other companies to which RMR provides management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage and we also purchased from an unrelated third party insurer a separate directors' and officers' liability insurance policy providing $5,000 in coverage. We paid aggregate premiums of approximately $338 for these policies.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

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

9. Concentration

Geographic Concentration

        At December 31, 2013, our 476 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 13% of our properties, by investment, were located in each of California, Texas, Georgia and New Jersey. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

Credit Concentration

        All of our managers and tenants are subsidiaries of other companies. The percentage of our minimum return payments and minimum rents, for each management or lease agreement is shown below, as of December 31, 2013.

Agreement Reference Name	Number of Properties	Minimum Return/ Minimum Rent	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$67,535	10%	$680,291	9%
Marriott (No. 234)	68	105,793	16%	995,439	13%
Marriott (No. 5)	1	9,902	1%	90,078	1%

Subtotal Marriott	122	183,230	27%	1,765,808	23%
InterContinental	91	139,498	21%	1,417,146	18%
Sonesta	22	58,647	9%	774,087	10%
Wyndham(2)	22	25,531	4%	348,944	4%
Hyatt	22	22,037	3%	301,942	4%
Carlson	11	12,920	2%	209,895	3%
Morgans	1	5,956	1%	120,000	2%

Subtotal Hotels	291	447,819	67%	4,937,822	64%
TA (No. 1)(3)	145	160,922	24%	1,997,738	26%
TA (No. 2)	40	60,777	9%	776,302	10%

Subtotal TA	185	221,699	33%	2,774,040	36%

Total	476	$669,518	100%	$7,711,862	100%

(1)
Represents historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

9. Concentration (Continued)

(2)
The annual minimum return / minimum rent amount presented includes $1,288 of rent related to our lease with Wyndham Vacation Resorts, Inc. for 48 vacation units in one hotel.

(3)
Includes a travel center previously owned by us and leased to TA that was taken by eminent domain proceedings in August 2013. We are currently leasing this travel center from the VDOT and subleasing it to TA through August 31, 2014. The annual minimum rent amount for our TA No. 1 lease includes approximately $5,165 of ground rent paid by TA for properties we leased and subleased to TA.

        Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott with respect to the 68 hotels managed by Marriott under our Marriott No. 234 agreement is limited to $40,000 ($30,672 remaining at December 31, 2013) and expires on December 31, 2019. The guarantee provided by Wyndham with respect to the 22 hotels managed by Wyndham is limited to $35,656 ($14,163 remaining at December 31, 2013) and expires on December 31, 2019. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($13,974 remaining at December 31, 2013). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ($20,446 remaining at December 31, 2013). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation Resorts, Inc., is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

        Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2013, we hold security deposits for our 91 hotels managed or leased by InterContinental ($27,763). The security deposit we held for our Marriott No. 234 agreement has been exhausted, but may be replenished in the future from available cash flow.

        Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $65,623, $76,978 and $60,265 less than the minimum returns due to us for the years ended December 31, 2013, 2012, and 2011 respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $19,311, $46,386 and $58,772 in the years ended December 31, 2013, 2012 and 2011, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $46,312, $30,592 and $1,493 during the years ended December 31, 2013, 2012 and 2011, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

Significant Tenant

        TA is our former subsidiary and is the lessee of 36% of our real estate properties, at cost, as of December 31, 2013.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

9. Concentration (Continued)

        Financial information about TA may be found on the SEC's website by entering TA's name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA's financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA's public filings and other information located in external websites are not incorporated by reference into these financial statements. See Note 8 for further information relating to our leases with TA.

10. Selected Quarterly Financial Data (Unaudited)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$354,466	$412,322	$412,275	$384,792
Net income	27,506	45,353	27,567	32,752
Net income available for common shareholders	19,409	37,256	16,741	27,586
Net income available for common shareholders per share	0.15	0.27	0.12	0.19
Distributions per common share(1)	0.47	0.47	0.47	0.48

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$301,420	$343,183	$330,068	$322,311
Net income	42,948	37,686	44,658	26,631
Net income available for common shareholders(2)	28,816	26,964	29,480	18,534
Net income available for common shareholders per share	0.23	0.22	0.24	0.15
Distributions per common share(1)	0.45	0.45	0.45	0.47

(1)
Amounts represent distributions paid in the periods shown.

(2)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

11. Segment Information

        We have two reportable business segments: hotel investments and travel center investments.

	For the Year Ended December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,310,969	$—	$—	$1,310,969
Rental income	32,816	216,948	—	249,764
Percentage rent	—	2,102	—	2,102
FF&E reserve income	1,020	—	—	1,020

Total revenues	1,344,805	219,050	—	1,563,855
Hotel operating expenses	929,581	—	—	929,581
Depreciation and amortization expense	202,172	97,151	—	299,323
General and administrative expense	—	—	50,087	50,087
Acquisition related costs	3,273	—	—	3,273
Loss on asset impairment	2,171	5,837	—	8,008

Total expenses	1,137,197	102,988	50,087	1,290,272
Operating income (loss)	207,608	116,062	(50,087)	273,583
Interest income	—	—	121	121
Interest expense	—	—	(145,954)	(145,954)

Income (loss) before income taxes and and equity in earnings of an investee	207,608	116,062	(195,920)	127,750
Income tax benefit	—	—	5,094	5,094
Equity in earnings of an investee	—	—	334	334

Net income (loss)	$207,608	$116,062	$(190,492)	$133,178

	As of December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,701,850	$2,223,337	$42,357	$5,967,544

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	For the Year Ended December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$980,732	$—	$—	$980,732
Rental income	88,921	207,095	—	296,016
Percentage rent	2,873	1,465	—	4,338
FF&E reserve income	15,896	—	—	15,896

Total revenues	1,088,422	208,560	—	1,296,982
Hotel operating expenses	700,939	—	—	700,939
Depreciation and amortization expense	173,308	87,523	—	260,831
General and administrative expense	—	—	44,032	44,032
Acquisition related costs	4,173	—	—	4,173
Loss on asset impairment	8,547	—	—	8,547

Total expenses	886,967	87,523	44,032	1,018,522
Operating income (loss)	201,455	121,037	(44,032)	278,460
Interest income	—	—	268	268
Interest expense	—	—	(136,111)	(136,111)
Gain on sale of real estate	10,602	—	—	10,602

Income (loss) before income taxes and equity in earnings of an investee	212,057	121,037	(179,875)	153,219
Income tax expense	—	—	(1,612)	(1,612)
Equity in earnings of an investee	—	—	316	316

Net income (loss)	$212,057	$121,037	$(181,171)	$151,923

	As of December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,384,546	$2,209,981	$40,934	$5,635,461

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

11. Segment Information (Continued)

	For the Year Ended December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$889,120	$—	$—	$889,120
Rental income	101,198	201,505	—	302,703
Percentage rent	1,879	—	—	1,879
FF&E reserve income	16,631	—	—	16,631

Total revenues	1,008,828	201,505	—	1,210,333
Hotel operating expenses	596,616	—	—	596,616
Depreciation and amortization expense	146,567	81,775	—	228,342
General and administrative expense	—	—	40,963	40,963
Acquisition related costs	2,185			2,185
Loss on asset impairment	16,384	—	—	16,384

Total expenses	761,752	81,775	40,963	884,490
Operating income (loss)	247,076	119,730	(40,963)	325,843
Interest income	—	—	70	70
Interest expense	—	—	(134,110)	(134,110)

Income (loss) before income taxes and equity in earnings of an investee	247,076	119,730	(175,003)	191,803
Income tax expense	—	—	(1,502)	(1,502)
Equity in earnings of an investee	—	—	139	139

Net income (loss)	$247,076	$119,730	$(176,366)	$190,440

	As of December 31, 2011
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$2,905,065	$2,202,199	$26,309	$5,133,573

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities

        The table below presents certain of our assets carried at fair value at December 31, 2013, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Year Ended December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Properties held for sale(1)	$4,074	$—	$—	$4,074
Investment securities(2)	$33,311	$33,311	$—	$—

(1)
Our property held for sale consists of one Sonesta ES Suites hotel in Myrtle Beach, SC we were marketing for sale at December 31, 2013. We estimated the fair value less costs to sell of this hotel using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs). We recorded a $2,171, or $0.02 per share, loss on asset impairment during the second quarter of 2013 to reduce the carrying value of this hotel to its estimated fair value. In January 2014, we agreed to sell this hotel for $4,851. This pending sale is subject to customary closing conditions; accordingly, we cannot provide any assurance that we will sell this hotel or that the terms of the sale will not change.

(2)
Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets in our Consolidated Balance Sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these securities is $17,407. The unrealized gain for these securities as of December 31, 2013 is included in cumulative other comprehensive income in our Consolidated Balance Sheets.

        In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, unsecured term loan, senior notes and security deposits. At December 31, 2013 and December 31, 2012, the fair values of

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013

(dollars in thousands, except per share data)

12. Fair Value of Assets and Liabilities (Continued)

these additional financial instruments were not materially different from their carrying values due to floating rate interest, except as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes, due 2014 at 7.875%	$300,000	$319,576	$300,000	$333,360
Senior Notes, due 2015 at 5.125%	280,000	294,571	280,000	298,926
Senior Notes, due 2016 at 6.3%	275,000	300,127	275,000	306,078
Senior Notes, due 2017 at 5.625%	300,000	330,197	300,000	335,173
Senior Notes, due 2018 at 6.7%	350,000	406,146	350,000	417,293
Senior Notes, due 2022 at 5.0%	500,000	508,871	500,000	531,343
Senior Notes, due 2023 at 4.5%	300,000	292,757	—	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,983	8,478	9,092
Unamortized discounts	(9,473)	—	(11,120)	—

Total financial liabilities	$2,304,005	$2,461,228	$2,002,358	$2,231,265

        We estimate the fair value of our indebtedness using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs).

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
145 TravelCenters of America(3)	$583	$881	$289	$—	$—	$596	$1,157	$1,753
71 Courtyards	127	643	169	(8)	(10)	125	796	921
40 Petro Stopping Centers	230	401	122	—	—	242	511	753
61 Candlewood Hotels	73	383	63	(14)	(7)	71	427	498
35 Residence Inns	67	326	100	(3)	(3)	68	419	487
4 Royal Sonesta	63	300	37	(16)	(9)	65	310	375
19 Staybridge Suites	54	211	19	—	—	51	233	284
22 Hyatt Place	24	185	36	—	—	24	221	245
6 Crowne Plaza	36	141	55	—	—	35	197	232
6 Wyndham	35	175	36	(26)	(8)	35	177	212
3 InterContinental	17	100	90	—	—	14	193	207
15 Sonesta ES Suites	31	124	54	(35)	(27)	32	115	147
2 Marriott Full Service	10	69	46	—	—	10	115	125
5 Radisson	7	88	14	—	—	8	101	109
1 Clift Hotel	28	80	—	—	—	28	80	108
3 Sonesta	20	79	26	(15)	(5)	20	85	105
12 TownePlace Suites	17	78	19	(15)	(18)	17	64	81
5 Country Inn	6	58	7	—	—	6	65	71
16 Hawthorn Suites	14	77	16	(33)	(18)	14	42	56
2 Holiday Inn	3	2	18	—	—	5	18	23
2 SpringHill Suites	3	15	2	—	—	3	17	20
1 Park Plaza	1	9	—	—	—	1	9	10
Assets Held for Sale
1 Sonesta ES Suites	2	6	—	(2)	(2)	2	2	4

	$1,451	$4,431	$1,218	$(167)	$(107)	$1,472	$5,354	$6,826

(1)
Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)
Excludes $596 of personal property classified on our Consolidated Balance Sheet as furniture, fixtures and equipment.

(3)
Includes a travel center previously owned by us and leased to TA that was taken by eminent domain proceedings in August 2013. We are currently leasing this travel center from the VDOT and subleasing it to TA through August 31, 2014.

 Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
145 TravelCenters of America(2)	$(353)	1962 through 2005	2007	10 - 40 Years
71 Courtyards	(292)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(151)	1975 through 2005	2007	10 - 40 Years
35 Residence Inns	(141)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(128)	1996 through 2000	1997 through 2003	10 - 40 Years
22 Hyatt Place	(90)	1992 through 2000	1997 through 2002	10 - 40 Years
19 Staybridge Suites	(67)	1989 through 2002	1996 through 2006	10 - 40 Years
3 InterContinental	(46)	1924 through 1989	2006	10 - 40 Years
5 Radisson	(45)	1987 through 1990	1996 through 1997	10 - 40 Years
6 Crowne Plaza	(41)	1971 through 1987	2006	10 - 40 Years
2 Marriott Full Service	(38)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Country Inn	(30)	1987 through 1997	1996 and 2005	10 - 40 Years
4 Royal Sonesta	(25)	1971 through 1987	2005 through 2013	10 - 40 Years
14 Sonesta ES Suites	(21)	1996 through 2000	1996 through 2003	10 - 40 Years
12 TownePlace Suites	(12)	1997 through 2000	1998 through 2001	10 - 40 Years
3 Sonesta	(8)	1924 through 1989	2005 through 2013	10 - 40 Years
6 Wyndham Hotels and Resorts	(6)	1960 through 1987	2006 through 2013	10 - 40 Years
2 SpringHill Suites	(5)	1997 through 2000	2000 through 2001	10 - 40 Years
2 Holiday Inn	(5)	1984 through 2001	2006	10 - 40 Years
1 Park Plaza	(5)	1987 through 1990	1996	10 - 40 Years
16 Hawthorn Suites	(2)	1996 through 2000	1997 through 2006	10 - 40 Years
1 Clift Hotel	(2)	1913	2012	10 - 40 Years
Assets held for sale
1 Sonesta ES Suites	—	1999	2003	N/A

Total (476 properties)	$(1,513)

(1)
Excludes accumulated depreciation of $243 related to personal property classified on our Consolidated Balance Sheet as furniture, fixtures and equipment.

(2)
Includes a travel center previously owned by us and leased to TA that was taken by eminent domain proceedings in August 2013. We are currently leasing this travel center from the VDOT and subleasing it to TA through August 31, 2014.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III
DECEMBER 31, 2011
(dollars in thousands)

(A)
The change in total cost of properties for the period from January 1, 2011 to December 31, 2013 is as follows:

	2013	2012	2011
Balance at beginning of year	$6,352,288	$5,851,887	$5,845,794
Additions: acquisitions and capital expenditures	496,573	563,793	145,948
Dispositions	(15,288)	(42,668)	(11,459)
Loss on asset impairment	(7,946)	(861)	(16,384)
Cost basis adjustment(1)	—	(19,863)	(112,012)

Balance at close of year	$6,825,627	$6,352,288	$5,851,887

(B)
The change in accumulated depreciation for the period from January 1, 2011 to December 31, 2013 is as follows:

	2013	2012	2011
Balance at beginning of year	$1,324,728	$1,181,413	$1,133,924
Additions: depreciation expense	204,042	182,782	164,706
Dispositions	(15,288)	(19,604)	(5,205)
Cost basis adjustment(1)		(19,863)	(112,012)

Balance at close of year	$1,513,482	$1,324,728	$1,181,413

(C)
The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,832,493 on December 31, 2013.

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

Dated: February 28, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray John G. Murray	President and Chief Operating Officer (Principal Executive Officer)	February 28, 2014
/s/ Mark L. Kleifges Mark L. Kleifges	Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
/s/ Bruce M. Gans, M.D. Bruce M. Gans, M.D.	Independent Trustee	February 28, 2014
/s/ John L. Harrington John L. Harrington	Independent Trustee	February 28, 2014
/s/ William A. Lamkin William A. Lamkin	Independent Trustee	February 28, 2014
/s/ Adam D. Portnoy Adam D. Portnoy	Managing Trustee	February 28, 2014
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Trustee	February 28, 2014