Form 10-Q
period 2014-03-31
HOSPITALITY PROPERTIES TRUST
filed 2014-05-06
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 5, 2014: 149,741,487

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2014

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I               Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS

Real estate properties, at cost:
Land	$1,470,513	$1,470,513
Buildings, improvements and equipment	5,968,554	5,946,852
	7,439,067	7,417,365
Accumulated depreciation	(1,812,007)	(1,757,151)
	5,627,060	5,660,214
Cash and cash equivalents	33,830	22,500
Restricted cash (FF&E reserve escrow)	26,863	30,873
Due from related persons	38,503	38,064
Other assets, net	209,931	215,893
	$5,936,187	$5,967,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,345,151	2,295,527
Convertible senior notes	8,478	8,478
Security deposits	29,718	27,876
Accounts payable and other liabilities	94,053	130,448
Due to related persons	8,145	13,194
Dividends payable	5,166	5,166
Total liabilities	2,890,711	2,880,689

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 149,730,332 and 149,606,024 shares issued and outstanding, respectively	1,497	1,496
Additional paid in capital	4,113,065	4,109,600
Cumulative net income	2,555,604	2,518,054
Cumulative other comprehensive income	10,534	15,952
Cumulative preferred distributions	(285,151)	(279,985)
Cumulative common distributions	(3,630,180)	(3,558,369)
Total shareholders’ equity	3,045,476	3,086,855
	$5,936,187	$5,967,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Hotel operating revenues	$329,936	$291,651
Rental income	63,386	62,212
FF&E reserve income	928	603
Total revenue	394,250	354,466

Expenses:
Hotel operating expenses	230,617	206,649
Depreciation and amortization	78,287	72,280
General and administrative	11,465	12,144
Acquisition related costs	61	276
Total expenses	320,430	291,349

Operating income	73,820	63,117

Interest income	25	19
Interest expense (including amortization of deferred financing costs and debt discounts of $1,831 and $1,512, respectively)	(35,368)	(35,188)
Loss on early extinguishment of debt	(214)	—
Income before income taxes and equity in earnings (losses) of an investee	38,263	27,948
Income tax expense	(616)	(518)
Equity in earnings (losses) of an investee	(97)	76

Net income	37,550	27,506
Preferred distributions	(5,166)	(8,097)
Net income available for common shareholders	$32,384	$19,409

Net income	$37,550	$27,506
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	(5,438)	12,420
Equity interest in investee’s unrealized gains (losses)	19	(8)
Other comprehensive income (loss)	(5,419)	12,412

Comprehensive income	$32,131	$39,918

Weighted average common shares outstanding	149,636	125,426

Basic and diluted earnings per common shares:
Net income available for common shareholders	$0.22	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$37,550	$27,506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,287	72,280
Amortization of deferred financing costs and debt discounts as interest	1,831	1,512
Straight line rental income	(42)	(62)
Security deposits replenished (applied to payment shortfalls)	1,837	(5,917)
FF&E reserve income and deposits	(12,556)	(6,845)
Loss on extinguishment of debt	214	—
Equity in (earnings) losses of an investee	97	(76)
Deferred income taxes	—	(212)
Other non-cash (income) expense, net	252	(1,100)
Changes in assets and liabilities:
(Increase) decrease in due from related persons	(2)	260
Increase in other assets	(1,382)	(12,063)
Decrease in accounts payable and other liabilities	(25,183)	(23,734)
Decrease in due to related persons	(1,833)	(3,346)
Cash provided by operating activities	79,070	48,203

Cash flows from investing activities:
Real estate acquisitions and deposits	5,000	(3,000)
Real estate improvements	(41,607)	(49,364)
FF&E reserve fundings	(769)	(15,111)
Eminent domain proceeds	6,178	—
Cash used in investing activities	(31,198)	(67,475)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	393,473
Proceeds from issuance of senior notes, net of discount	346,616	—
Repayment of senior notes	(300,000)	—
Borrowings under revolving credit facility	370,000	95,000
Repayments of revolving credit facility	(370,000)	(405,000)
Deferred financing costs	(6,181)	—
Distributions to preferred shareholders	(5,166)	(8,097)
Distributions to common shareholders	(71,811)	(58,110)
Cash (used in) provided by financing activities	(36,542)	17,266
Increase (decrease) in cash and cash equivalents	11,330	(2,006)
Cash and cash equivalents at beginning of period	22,500	20,049
Cash and cash equivalents at end of period	$33,830	$18,043

Supplemental cash flow information:
Cash paid for interest	$54,116	$55,064
Cash paid for income taxes	1,737	132
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$9,745	$5,891
Hotel managers’ purchases with FF&E reserve	(14,524)	(23,816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements.  These condensed consolidated financial statements include the accounts of HPT and its subsidiaries, all of which are 100% owned directly or indirectly by HPT.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in our condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $28,341 as of March 31, 2014 and consist primarily of amounts due from certain of their hotel managers and working capital advances to certain of their hotel managers.  These assets can be used to settle obligations of both us and our TRSs.  The liabilities of our TRSs were $41,702 as of March 31, 2014 and consist primarily of security deposits they hold and amounts payable to certain of their hotel managers.  Creditors have recourse to both us and our TRSs for these liabilities.

Note 2.  New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, change the criteria for disposals to qualify as discontinued operations. The update is effective for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted.  The implementation of this update is not expected to cause any changes to our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us and certain other amounts as provided under the management agreements, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three months ended March 31, 2014 and 2013.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent increases.  Rental income includes $42 and $62 for the three months ended March 31, 2014 and 2013, respectively, of adjustments necessary to record rent on the straight line basis.  Other assets, net, include $5,492 and $5,450 of straight line rent receivables at March 31, 2014 and December 31, 2013, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $874 and $610 for the three months ended March 31, 2014 and 2013, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We compute per common share amounts using the weighted average number of our common shares outstanding during the period. We had no dilutive common shares during the periods presented.

Note 5.  Shareholders’ Equity

Common Share Issuances

During the three months ended March 31, 2014 and the period April 1, 2014 to May 5, 2014, we issued 21,772 and 11,155, respectively, of our common shares to Reit Management & Research LLC, or RMR, as part of its compensation under our business management agreement.  In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.  See Note 10 for further information regarding this agreement.

Distributions

On January 15, 2014, we paid a $0.4453 per share distribution to our Series D preferred shareholders.  On March 3, 2014, we declared a $0.4453 per share distribution to our Series D preferred shareholders of record on March 31, 2014. We paid this amount on April 15, 2014.

On February 20, 2014, we paid a $0.48 per share distribution to our common shareholders.  On April 8, 2014, we declared a $0.49 per share distribution to our common shareholders of record on April 25, 2014. We expect to pay this amount on or about May 21, 2014.

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

Note 6.  Indebtedness

Our principal debt obligations at March 31, 2014 were: (1) our $400,000 unsecured term loan; (2) an aggregate principal amount of $2,355,000 of public issuances of unsecured senior notes; and (3) our public issuance of $8,478 outstanding principal amount of convertible senior notes due 2027.  As of both March 31, 2014 and May 5, 2014, we had no amounts outstanding and $750,000 available under our revolving credit facility.

On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders.

As a result of the amendment, the stated maturity date of our $750,000 revolving credit facility was extended from September 7, 2015 to July 15, 2018. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to July 15, 2019. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. The $750,000 maximum amount of our revolving credit facility and the $400,000 amount of the term loan remained unchanged by the amendment. The amended credit agreement includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased to up to $2,300,000 on a combined basis in certain circumstances. Under the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. The weighted average interest rate for borrowings under our revolving credit facility was 1.25% and 1.51% for the three months ended March 31, 2014 and 2013, respectively.

As a result of the amendment, the stated maturity date of our $400,000 unsecured term loan was extended from March 13, 2017 to April 15, 2019. Our term loan is prepayable without penalty at any time. Under the amendment, the interest rate paid on borrowings under the term loan agreement was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of March 31, 2014, the interest rate for the amount outstanding under our term loan was 1.35%. The weighted average interest rate for the amount outstanding under our term loan was 1.38% and 1.66% for the three months ended March 31, 2014 and 2013, respectively.

As a result of the amendments to our revolving credit facility and term loan, we recorded a loss on early extinguishment of debt of $214 during the three months ended March 31, 2014.

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

Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager. Our revolving credit facility and term loan agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

were in compliance with the terms and conditions of the agreement governing our revolving credit facility and term loan at March 31, 2014.

On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest (an aggregate of $311,813).

On March 12, 2014, we issued $350,000 of 4.65% unsecured senior notes due 2024 in a public offering for net proceeds of $345,999 after underwriting discounts and other offering expenses.

Note 7.  Real Estate Properties

At March 31, 2014, we owned 291 hotels and owned or leased 185 travel centers which are operated under 11 operating agreements.

During the three months ended March 31, 2014, we funded $42,376 of improvements to certain of our properties that pursuant to the terms of our management and lease agreements with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $3,068.  See Notes 10 and 11 for further information about our fundings of improvements to certain of our properties.

One of the travel centers we leased to TA under our TA No. 1 lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the Virginia Department of Transportation, or the VDOT, in connection with certain highway construction.  In January 2014, we received $6,178 of proceeds from the VDOT in connection with the taking.  See Note 10 for more information regarding this transaction.

On February 27, 2014, we terminated a previously disclosed agreement to acquire a hotel located in Orlando, FL which had a contract purchase price of $21,000.  We terminated this agreement based upon our diligence findings.

On March 31, 2014, we entered an agreement to acquire a 240 room full service hotel located in Ft. Lauderdale, FL for a contract purchase price of $65,000, excluding closing costs. We currently expect to acquire this hotel during the second quarter of 2014.  We plan to convert this hotel to a Sonesta branded hotel and add it to our Sonesta agreement (see Notes 10 and 11 for more information regarding this transaction and the Sonesta agreement).

On April 29, 2014, we sold our Sonesta ES Suites branded hotel in Myrtle Beach, SC for $4,500, excluding closing costs.  See Notes 10 and 12 for further information regarding this transaction.

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Also, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file separate consolidated federal corporate income tax returns and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision included in our condensed consolidated statements of income and comprehensive income includes the income tax provision related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three months ended March 31, 2014, we recognized income tax expense of $616, which includes $31 of foreign taxes and $585 of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended March 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$329,936	$—	$—	$329,936
Rental income	8,103	55,283	—	63,386
FF&E reserve income	928	—	—	928
Total revenues	338,967	55,283	—	394,250

Hotel operating expenses	230,617	—	—	230,617
Depreciation and amortization	53,016	25,271	—	78,287
General and administrative	—	—	11,465	11,465
Acquisition related costs	61	—	—	61
Total expenses	283,694	25,271	11,465	320,430

Operating income (loss)	55,273	30,012	(11,465)	73,820

Interest income	—	—	25	25
Interest expense	—	—	(35,368)	(35,368)
Loss on early extinguishment of debt	—	—	(214)	(214)
Income (loss) before income taxes and equity in losses of an investee	55,273	30,012	(47,022)	38,263
Income tax expense	—	—	(616)	(616)
Equity in losses of an investee	—	—	(97)	(97)

Net income (loss)	$55,273	$30,012	$(47,735)	$37,550

	As of March 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,681,451	$2,193,969	$60,767	$5,936,187

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended March 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$291,651	$—	$—	$291,651
Rental income	8,688	53,524	—	62,212
FF&E reserve income	603	—	—	603
Total revenues	300,942	53,524	—	354,466

Hotel operating expenses	206,649	—	—	206,649
Depreciation and amortization	48,677	23,603	—	72,280
General and administrative	—	—	12,144	12,144
Acquisition related costs	276	—	—	276
Total expenses	255,602	23,603	12,144	291,349

Operating income (loss)	45,340	29,921	(12,144)	63,117

Interest income	—	—	19	19
Interest expense	—	—	(35,188)	(35,188)
Gain on sale of real estate	—	—	—	—
Income (loss) before income taxes and equity in earnings of an investee	45,340	29,921	(47,313)	27,948
Income tax expense	—	—	(518)	(518)
Equity in earnings of an investee	—	—	76	76

Net income (loss)	$45,340	$29,921	$(47,755)	$27,506

	As of December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,701,850	$2,223,337	$42,357	$5,967,544

Note 10. Related Person Transactions

TA

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. As of March 31, 2014, we owned 3,420,000 common shares, representing approximately 9.1% of TA’s outstanding common shares. TA is the lessee of 36% of our real estate properties, at cost, as of March 31, 2014.  Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA. Mr. Thomas O’Brien, an officer of RMR and a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA. RMR provides management services to both us and TA.

Financial information about TA may be found on the Securities and Exchange Commission’s, or the SEC, website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC.  Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements.  TA has not yet filed its Annual Report on Form 10-K for the year ended December 31, 2013.  TA has publicly disclosed that the delay is due to unanticipated delays encountered in connection with TA’s accounting for income taxes as well as general delays encountered in connection with the completion of the TA’s accounting processes and procedures.  There is no assurance as to when TA’s Annual Report on Form 10-K for the year ended December 31, 2013 will be completed and filed with the SEC.

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

Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues above applicable base year revenues subject to certain limitations; (3) pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites; and (4) maintain the leased travel centers, including structural and non-structural components. In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,233 per year under the TA No. 1 lease. Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively; however, we have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income of $55,283 and $53,524 for the three months ended March 31, 2014 and 2013, respectively, under our leases with TA. Rental income for the three months ended March 31, 2014 and 2013 includes ($88) and ($73), respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis. As of March 31, 2014 and December 31, 2013, we had accruals for unpaid amounts of $38,177 and $37,034, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons on our condensed consolidated balance sheets. We had deferred percentage rent under our TA No. 1 lease of $874 and $610 for the three months ended March 31, 2014 and 2013, respectively. We have waived an estimated $495 of percentage rent under our TA No. 2 lease as of March 31, 2014 because we previously agreed to waive the first $2,500 of percentage rents under the TA No. 2 lease. We determine percentage rent due under our TA leases annually and recognize it at year end when all contingencies are met.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at leased travel centers in return for increases in TA’s minimum annual rent. We are not required to fund these improvements and TA is not required to sell them to us. For the three months ended March 31, 2014, we funded $6,063 for capital improvements purchased from TA under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $515.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA intend to challenge the VDOT’s estimate of the property’s value. We have entered a lease agreement with the VDOT to lease this property through August 2014 for $40 per month, and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent. We entered into a sublease for this property with TA, and TA plans to continue operating it as a travel center through August 2014.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. Certain of TA’s and Sonesta’s executive officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

We incurred aggregate business management, property management and incentive fees of $9,659 and $9,893 for the three months ended March 31, 2014 and 2013. The fees for the three months ended March 31, 2014, include $851 of estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return. These amounts are included in general and administrative expenses in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 32,927 of our common shares to RMR for the three months ended March 31, 2014 as payment for a portion of the base business management fee we recognized for such period. In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.

Sonesta

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Sonesta’s Chairman and Chief Executive Officer is an officer of RMR and formerly was our Director of Internal Audit, and other officers and employees of Sonesta are former employees of RMR. In addition, RMR also provides certain services to Sonesta.

In 2012, pursuant to a series of transactions, we purchased the entities that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and leased the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, for approximately $150,500. In connection with these transactions, we entered into hotel management agreements with Sonesta International Hotels Corporation, or Sonesta, that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. Since that time, we have rebranded additional hotels we own to Sonesta brands and management, and as of March 31, 2014, Sonesta was managing 22 of our hotels pursuant to long term management agreements. We currently lease all hotels that we own and which are managed by Sonesta to one of our TRSs.

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

In April 2012, we entered into a pooling agreement with Sonesta that combined our management agreements with Sonesta for hotels that we owned for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us. We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement. The management agreements for all of our hotels then managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, were included in the Sonesta No. 1 agreement. The amended and restated management agreement we entered with Sonesta for the New Orleans Hotel upon our acquiring the fee interest in that hotel was added to our pooling agreement with Sonesta. We now refer to the pooling agreement and combination of our Sonesta branded hotels and management agreements as our Sonesta agreement. See Note 11 for further information about our management agreements with Sonesta.

Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $2,625 and $2,073 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in hotel operating expenses in our condensed consolidated financial statements. In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $547 and $484 for the three months ended March 31, 2014 and 2013, respectively. These

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

amounts have been capitalized in our condensed consolidated financial statements. Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and improvements and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor.  As of March 31, 2014 and December 31, 2013, we had accruals for unpaid amounts of $326 and $893, respectively, owed to us by Sonesta, which amounts are included in due from related persons in our condensed consolidated balance sheets.  As of March 31, 2014 and December 31, 2013 we had accrued amounts due to Sonesta for capital expenditure reimbursements of $4,121 and $6,625, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

On March 31, 2014, we agreed to acquire a hotel in Ft. Lauderdale, FL for a purchase price of $65,000, excluding closing costs. Upon acquisition of this hotel, we intend to rebrand the hotel as a Sonesta hotel.  This acquisition is subject to completion of diligence and other closing conditions and we can provide no assurance that we will acquire this property or that terms of the acquisition will not change. We expect to enter into a hotel management agreement with Sonesta for this property on terms consistent with our other applicable hotel management agreements with Sonesta and to add that management agreement to our Sonesta agreement.

On April 29, 2014, we sold our Sonesta ES Suites in Myrtle Beach, SC. In connection with this sale, the hotel management agreement with Sonesta for this property was terminated and removed from our Sonesta agreement.

AIC

We, RMR, TA and five other companies to which RMR provides management services each currently own approximately 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program currently expires in June 2014, and we may determine to renew our participation in this program at that time. As of March 31, 2014, we have invested $5,209 in AIC since its formation in 2008. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,835 and $5,913 as of March 31, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet. We recognized a loss of $97 and income of $76 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CommonWealth REIT, or CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. As a result of that change in control and in accordance with the terms of the shareholders agreement, we provided notice of exercise of our right to purchase shares of AIC CWH then owned.  We expect that we and the other non-CWH shareholders will purchase pro rata all of the AIC shares CWH owns.  As such, we expect to purchase 2,857 of those shares for $825, and that following these purchases, we and the other remaining six shareholders will then each own approximately 14.3% of AIC.

Note 11. Hotel Management Agreements and Leases and Renovation Funding

As of March 31, 2014, 288 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three are leased to third parties.

Marriott No. 1 agreement.  Our management agreement with Marriott International Inc., or Marriott, for 53 hotels provides that we are paid a fixed annual minimum return of $67,612, to the extent that gross revenues of the hotels, after

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $15,036 during the three months ended March 31, 2014 under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

We currently expect to fund $4,400 of capital improvements during 2014 at certain of the hotels included in our Marriott No. 1 agreement. We funded $769 of this amount during the three months ended March 31, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement. During the three months ended March 31, 2014, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,793, were $2,635 less than the minimum amounts contractually required. Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. During the three months ended March 31, 2014, Marriott made $2,548 of guaranty payments to us.  We realized returns of $23,806 during the three months ended March 31, 2014 under this agreement.  The available balance of this guaranty was $28,124 as of March 31, 2014. Also, during the period from March 31, 2014 to May 5, 2014, the payments we received for these hotels were $1,756 less than the contractual minimum returns due to us.

We currently expect to fund $7,050 of capital improvements during 2014 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We did not make any of these renovation fundings during the three months ended March 31, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

InterContinental agreement. During the three months ended March 31, 2014, the payments we received under our agreement with InterContinental Hotels Group, plc, or InterContinental, covering 91 hotels and requiring annual minimum returns to us of $139,498, were $2,446 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. We were advised by InterContinental that it expects interim period shortfalls during 2014 and 2015 in the required minimum security deposit balance under the agreement. As a result, on January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. Beginning January 1, 2016, any resulting reductions to the minimum security deposit amount will cease to be in effect and the minimum deposit balance required under the InterContinental agreement will revert to $37,000. Since January 1, 2014, InterContinental has provided $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  Also, during the period from March 31, 2014 to May 5, 2014, the minimum return payments we received under our InterContinental agreement were $2,446 more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $32,046 as of May 5, 2014.

When we reduce the amounts of the security deposits we hold for this agreement or any other operating agreements for payment deficiencies, we record income equal to the amounts by which the deposit is reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow. Under all of our hotel contracts that include a security deposit, any amounts of the security deposits which are applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective contracts.

We currently expect to fund $22,990 of capital improvements in 2014 to complete renovations at certain of the hotels included in our InterContinental agreement. We did not make any of these renovation fundings during the three months

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

ended March 31, 2014.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our management agreement with Sonesta provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement ($60,104 as of March 31, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. We realized returns of $2,096 during the three months ended March 31, 2014 under this agreement.

In addition to recurring capital expenditures, we currently expect to fund approximately $108,200 in 2014 and $22,800 in 2015 for renovations and other improvements at certain of the hotels included in our Sonesta agreement. We funded $20,179 of these amounts during the three months ended March 31, 2014. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement. We currently expect to fund approximately $27,500 of capital improvements in 2014 and $10,075 in 2015 to complete renovations at certain of the hotels included in our Wyndham Hotel Group, or Wyndham, agreement. We funded $15,286 of these amounts during the three months ended March 31, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Other management agreement and lease matters.  As of May 5, 2014, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656 ($8,524 remaining at March 31, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($13,066 remaining at March 31, 2014). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($20,078 remaining at March 31, 2014).  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

Guarantees and security deposits generally.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,095 and $33,007 less than the minimum returns due to us for the three months ended March 31, 2014 and 2013, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $10,876 and $14,908 in the three months ended March 31, 2014 and 2013, respectively. We had shortfalls in the minimum returns at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $17,219 and $18,099 during the three months ended March 31, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.  Certain of our guarantees and our security deposits under the InterContinental and Marriott No. 234 agreements may be replenished by future cash flows from the hotels in excess of our minimum returns.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at March 31, 2014, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities (1)	$27,873	$27,873	$—	$—
Property held for sale (2)	$4,074	$—	$—	$4,074

(1)         Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407.  The unrealized gain for these securities as of March 31, 2014 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)         Our property held for sale consists of one Sonesta ES Suites hotel in Myrtle Beach, SC we sold on April 29, 2014. We estimated the fair value less costs to sell this hotel using standard industry valuation techniques and estimates of value developed by hotel brokerage firms (Level 3 inputs).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At March 31, 2014 and December 31, 2013, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2014 at 7.875%	$—	$—	$300,000	$304,035
Senior Notes, due 2015 at 5.125%	280,000	283,965	280,000	283,150
Senior Notes, due 2016 at 6.3%	275,000	296,049	275,000	297,443
Senior Notes, due 2017 at 5.625%	300,000	331,071	300,000	327,681
Senior Notes, due 2018 at 6.7%	350,000	397,968	350,000	399,560
Senior Notes, due 2022 at 5%	500,000	521,475	500,000	524,810
Senior Notes, due 2023 at 4.5%	300,000	298,932	300,000	289,950
Senior Notes, due 2024 at 4.65%	350,000	356,101	—	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,860	8,478	8,983
Unamortized discounts	(9,849)	—	(11,120)	—
Total financial liabilities	$2,353,629	$2,494,421	$2,302,358	$2,435,612

At March 31, 2014, we estimated the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 1 inputs).  We estimated the fair value of our convertible unsecured senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes were available at March 31, 2014 and December 31, 2013.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our 2013 Annual Report.  We are a REIT organized under Maryland law.

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During the quarter ended March 31, 2014, the U.S. hotel industry generally realized improvements in average daily revenue, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same period in 2013.  We believe certain of our hotels have benefited from recent renovations and, as a result, have produced year over year gains in RevPAR in excess of the hotel industry generally.  However, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during the first quarter of 2014. We expect the majority of our hotel renovation activities to be completed by the end of 2014.

For the quarter ended March 31, 2014 compared to the same period in 2013 for our 289 comparable hotels: ADR increased 3.3% to $110.11; occupancy increased 4.4 percentage points to 70.7%; and RevPAR increased 10.1% to $77.85.

During the quarter ended March 31, 2014, we had 18 comparable hotels under renovation for all or part of the quarter.  For the quarter ended March 31, 2014 compared to the same period in 2013 for our 18 hotels under renovation: ADR increased 6.3% to $113.44; occupancy decreased 6.6 percentage points to 59.8%; and RevPAR decreased 4.2% to $67.84.

For the quarter ended March 31, 2014 compared to the same period in 2013 for our 271 comparable hotels not under renovation: ADR increased 3.0% to $109.82; occupancy increased 5.5 percentage points to 71.8%; and RevPAR increased 11.6% to $78.85.

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

Our management agreement with Marriott for 53 hotels provides that we are paid a fixed annual minimum return of $67,612, to the extent that gross revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $15,036 during the three months ended March 31, 2014 under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

Marriott No. 234 agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2014, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,793, were $2,635 less than the minimum amounts contractually required. Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. During the three months ended March 31, 2014, Marriott made $2,548 of guaranty payments to us.  We realized returns of $23,806 during the three months ended March 31, 2014 under this agreement.  The available balance of this guaranty was $28,124 as of March 31, 2014. Also, during the period from March 31, 2014 to May 5, 2014, the payments we received for these hotels were $1,756 less than the contractual minimum returns due to us.

InterContinental agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three months ended March 31, 2014, the payments we received under our agreement with InterContinental, covering 91 hotels and requiring annual minimum returns to us of $139,498, were $2,446 less than the minimum amounts contractually required.  We applied the available security deposit to cover these shortfalls.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. We were advised by InterContinental that it expects interim period shortfalls during 2014 and 2015 in the required minimum security deposit balance under the agreement. As a result, on January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. Beginning January 1, 2016, any resulting reductions to the minimum security deposit amount will cease to be in effect and the minimum deposit balance required under the InterContinental agreement will revert to $37,000. Since January 1, 2014, InterContinental has provided $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  Also, during the period from March 31, 2014 to May 5, 2014, the minimum return payments we received under our InterContinental agreement were $2,446 more than the minimum amounts due to us.  We replenished the available security deposit by the additional amounts received.  The remaining balance of the security deposit was $32,046 as of May 5, 2014.

Sonesta agreement. Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Our management agreement with Sonesta provides that we are paid a fixed minimum annual return equal to 8% of our invested capital, as defined in the management agreement ($60,104 as of March 31, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. We realized returns of $2,096 during the three months ended March 31, 2014 under this agreement.

Other management agreement and lease matters. As of May 5, 2014, all payments due to us from our managers and tenants under our other operating and lease agreements were current.  Additional details of our guarantees from Hyatt, Carlson and Wyndham and our other agreements with Marriott, Morgans and TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At March 31, 2014, we owned 291 hotels operated under nine operating agreements; 288 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

companies.  At March 31, 2014, our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from our third party leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 27 through 30.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	For the Three Months Ended March 31,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$329,936	$291,651	$38,285	13.1%
Rental income:
Minimum rents - hotels	8,103	8,688	(585)	(6.7)%
Minimum rents - travel centers	55,283	53,524	1,759	3.3%
Total rental income	63,386	62,212	1,174	1.9%
FF&E reserve income	928	603	325	53.9%

Expenses:
Hotel operating expenses	230,617	206,649	23,968	11.6%
Depreciation and amortization - hotels	53,016	48,677	4,339	8.9%
Depreciation and amortization - travel centers	25,271	23,603	1,668	7.1%
Total depreciation and amortization	78,287	72,280	6,007	8.3%
General and administrative	11,465	12,144	(679)	(5.6)%
Acquisition related costs	61	276	(215)	(77.9)%

Operating income	73,820	63,117	10,703	17.0%

Interest income	25	19	6	31.6%
Interest expense	(35,368)	(35,188)	(180)	(0.5)%
Loss on extinguishment of debt	(214)	—	(214)	—
Income before income taxes and equity earnings (losses) of an investee	38,263	27,948	10,315	36.9%
Income tax benefit (expense)	(616)	(518)	(98)	(18.9)%
Equity in earnings (losses) of an investee	(97)	76	(173)	(227.6)%

Net income	37,550	27,506	10,044	36.5%
Preferred distributions	(5,166)	(8,097)	2,931	(36.2)%
Net income available for common shareholders	32,384	19,409	12,975	66.9%
Weighted average shares outstanding	149,636	125,426	24,210	19.3%
Net income available for common shareholders per common share	$0.22	$0.15	$0.07	46.7%

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($34,854) and the effects of our hotel acquisitions since January 1, 2013 ($6,906).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing renovations during the 2014 period due to lower occupancies ($3,475).  Additional operating statistics of our hotels are included in the table on page 30.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($676) partially offset by contractual rent increases under certain of our hotel leases ($25) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2013 ($66). Rental income for the 2014 and 2013 periods includes $130 and $135 of adjustments to record rent on a straight line basis, respectively.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2013. Rental income for our travel centers for the 2014 and 2013 periods includes ($88) and ($73) of adjustments to record rent on a straight line basis, respectively.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is primarily the result of increased FF&E contributions by certain of our tenants ($325).  We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($16,504), the effect of our acquisitions since January 1, 2013 ($6,906) and the reduction in the amount of minimum return shortfalls funded by our managers ($4,032), partially offset by operating expense decreases at certain properties undergoing renovations during the 2014 period due to lower occupancies ($3,474).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,095 and $33,007 less than the minimum returns due to us in the three months ended March 31, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $10,876 and $14,908 in the three months ended March 31, 2014 and 2013, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $17,219 and $18,099 during the three months ended March 31, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2013 ($6,377) and the effect of our hotel acquisitions since January 1, 2013 ($1,059), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2013 ($3,097).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2013.

The decrease in general and administrative costs is primarily due to a decrease in business management fees resulting from our December 2013 amendment to our business management agreement with RMR and lower professional services costs, partially offset by higher state franchise taxes.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2014 period compared to the 2013 period.

The increase in interest income is due to higher average cash balances during the 2014 period.

Interest expense is essentially unchanged with higher average borrowings being offset by a lower weighted average interest rate in the 2014 period.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recorded a $214 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our revolving credit facility and term loan.

We recognized higher state income taxes during the 2014 period primarily due to increased taxable income in certain jurisdictions, partially offset by decreased federal taxes related to our TRSs in the 2014 period.

Equity in earnings (losses) of an investee represents our proportionate share of earnings (losses) of AIC.

The decrease in preferred distributions is the result of our redemption of our Series C cumulative redeemable preferred shares in July 2013.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended March 31, 2014, compared to the prior year period, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per share is lower primarily as a result of our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased under two portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 27 through 30. For the twelve months ended March 31, 2014, six of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those six hotel operating agreements of 0.35x to 0.91x); our Marriott No. 1, InterContinental and Morgans agreements generated coverage of 1.07x, 1.04x and 1.00x for the twelve months ended March 31, 2014, respectively.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  Coverage data for the twelve months ended March 31, 2014 is currently not available from our tenant TA. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred nine (309) of our properties, representing 61% of our total historical investments at cost as of March 31, 2014, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of March 31, 2014, are secured by a security deposit which we control. Some of our

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

Certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the profitability of our hotels does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders.

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

Changes in our cash flows in the three months ended March 31, 2014 compared to the same period in 2013 were as follows: (1) cash flow provided by operating activities increased from $48,203 in 2013 to $79,070 in 2014; (2) cash used in investing activities decreased from $67,475 in 2013 to $31,198 in 2014; and (3) cash flows from financing activities changed from $17,266 of cash provided by investing activities in 2013 to a ($36,542) use of cash from investing activities in 2014.

The increase in cash provided by operating activities for the three months ended March 31, 2014 as compared to the prior year period is due primarily to an increase in the minimum returns and rents paid to us during 2014 due to our funding of improvements to our hotels and travel centers, our 2013 hotel acquisitions, a decrease in the application of security deposits to fund payment shortfalls due to the improved operating performance of certain of our hotels and changes in working capital. The decrease in cash used in investing activities for the three months ended March 31, 2014 as compared to the prior year period is primarily due to lower FF&E reserve fundings and real estate improvements in 2014 compared to 2013. The decrease in cash provided by financing activities for the three months ended March 31, 2014 as compared to the prior year is primarily due to lower proceeds from the issuance of common shares and senior notes and increased debt repayments in the 2014 period compared to 2013 and increased distributions to common shareholders in 2014.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2014, our hotel managers and hotel tenants deposited $9,745 to these accounts and $14,524 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of March 31, 2014, there was $26,863 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2014, we funded $36,234 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the three months ended March 31, 2014, we funded $769 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $3,600 for capital improvements under this agreement during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $129,000 of funding for renovations of certain of these hotels and for other improvements. As of March 31, 2014, $121,950 has been funded. We made no fundings during the three months ended March 31, 2014. We currently expect to fund the remaining $7,050 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of March 31, 2014, $267,010 has been funded. We made no fundings during the three months ended March 31, 2014. We currently expect to fund the remaining $22,990 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $247,000 of funding for rebranding, renovations and other improvements to the 22 hotels included in our Sonesta agreement through 2015. As of March 31, 2014, $136,000 has been funded. We funded $20,179 during the three months ended March 31, 2014 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $88,000 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•                  Pursuant to our agreement with Wyndham for the management of 22 hotels, we expect to provide an aggregate of $103,000 for refurbishment and rebranding of these hotels. As of March 31, 2014, $80,700 has been funded. We funded $15,286 during the three months ended March 31, 2014 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $12,200 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum return payable to us increases.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $6,063 for purchases of capital improvements under these lease provisions during the three months ended March 31, 2014, resulting in TA’s minimum rent payable to us increasing by $515 pursuant to the leases.

On January 15, 2014, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.  On March 3, 2014, we declared a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders of record on March 31, 2014. We paid this amount on April 15, 2014. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On February 20, 2014, we paid a $0.48 per share distribution, or $71,811, to our common shareholders.  We funded this distribution using cash on hand and borrowings under our revolving credit facility.  On April 8, 2014, we declared a $0.49 per share distribution, or $73,373, to our common shareholders of record on April 25, 2014. We expect to pay this amount on or about May 21, 2014 using cash on hand and borrowings under our revolving credit facility.

On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest (an aggregate of $311,813). We funded this redemption with cash on hand and borrowings under our revolving credit facility.

On March 12, 2014, we issued $350,000 of 4.65% unsecured senior notes due 2024 in a public offering.  Net proceeds from this offering of $345,999 after underwriting discounts and other offering expenses were used to repay amounts outstanding under our revolving credit facility including amounts drawn to fund the redemption of our 7.875% Senior Notes due 2014 described above.

On March 31, 2014, we entered an agreement to acquire a 240 room full service hotel located in Ft. Lauderdale, FL for a contract purchase price of $65,000, excluding closing costs.  We currently expect to acquire this hotel during the second quarter of 2014 using cash on hand and borrowings under our revolving credit facility.  This acquisition is subject to closing conditions typical of commercial real estate transactions, and accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms of the acquisition will not change.

On April 29, 2014, we sold our Sonesta ES Suites branded hotel in Myrtle Beach, SC for $4,500, excluding closing costs.  We expect to use the proceeds from this sale for general business purposes.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility. On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders. As a result of the amendment, the stated maturity date of the revolving credit facility was extended from September 7, 2015 to July 15, 2018 and the stated maturity date of the term loan was extended from March 13, 2017 to April 15, 2019. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the revolving credit facility by an additional one year to July 15, 2019. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. Our term loan is prepayable without penalty at any time. The $750,000 maximum amount of our revolving credit facility and the $400,000 amount of the term loan remained unchanged by the amendment. The amended credit agreement includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased to up to $2,300,000 on a combined basis in certain circumstances.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, as a result of the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments under the revolving credit facility. Also as a result of the amendment, the interest rate paid on borrowings under the term loan was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. The weighted average interest rate for borrowings under our revolving credit facility was 1.25% and 1.51% for the three months ended March 31, 2014 and 2013, respectively. As of both March 31, 2014 and May 5, 2014, we had no amounts outstanding and $750,000 available under our revolving credit facility and $400,000 outstanding under our term loan. As of March 31, 2014, the interest rate for the amount outstanding under our term loan was 1.35%. The weighted average interest rate for the amount outstanding under our term loan was 1.38% and 1.66% for the three months ended March 31, 2014 and 2013, respectively.

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

Our term debt maturities (other than our revolving credit facility and term loan) as of March 31, 2014 were as follows: $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Covenants

Our debt obligations at March 31, 2014, consist of our $400,000 unsecured term loan and $2,363,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager.  As of March 31, 2014, we believe we were in compliance with all of the covenants under our indenture and its supplements and our revolving credit facility and term loan agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through August 31, 2014 are leased under two portfolio agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The table and related notes on pages 27 to 30 summarize significant terms of our leases and management agreements as of March 31, 2014. The tables on pages 27 and 30 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	March 31,		March 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent(2)	2014	2013	2014	2013
Marriott (No. 1) (4)	53	7,610	$681,060	$67,612	0.88x	0.84x	1.07x	1.00x
Marriott (No. 234) (5)	68	9,120	995,439	105,793	0.80x	0.82x	0.91x	0.93x
Marriott (No. 5) (6)	1	356	90,078	10,004	0.23x	0.33x	0.35x	0.39x
Subtotal / Average Marriott	122	17,086	1,766,577	183,409	0.80x	0.80x	0.94x	0.93x
InterContinental (7)	91	13,516	1,417,146	139,498	1.00x	0.88x	1.04x	0.85x
Sonesta (8)	22	4,610	787,641	60,104	0.14x	0.13x	0.35x	0.38x
Wyndham (9)	22	3,579	364,230	26,550	0.09x	-0.01x	0.42x	0.47x
Hyatt (10)	22	2,724	301,942	22,037	0.84x	0.80x	0.87x	0.85x
Carlson (11)	11	2,090	209,895	12,920	0.89x	0.68x	0.89x	0.75x
Morgans (12)	1	372	120,000	5,956	0.75x	0.55x	1.00x	0.70x
Subtotal / Average Hotels	291	43,977	4,967,431	450,474	0.74x	0.70x	0.86x	0.80x
TA (No. 1) (13)	145	—	2,002,314	160,883	(15)	1.30x	(15)	1.68x
TA (No. 2) (14)	40	—	777,789	60,903	(15)	1.34x	(15)	1.67x
Subtotal / Average TA	185	—	2,780,103	221,786	(15)	1.31x	(15)	1.68x
Total / Average	476	43,977	$7,747,534	$672,260		0.90x		1.10x

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

(4)         We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs.  The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Marriott for these 53 hotels.  Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to available hotel cash flow after payment of operating expenses.  In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

(5)         We lease 68 of our Marriott branded hotels (1 full service Marriott®, 35 Residence Inn by Marriott®, 18 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 22 states to one of our TRSs.  The hotels are managed by subsidiaries of Marriott under a combination management agreement which expires in 2025; Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $64,700 under this agreement.  As of March 31, 2014, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019.  As of March 31, 2014, the available Marriott guaranty was $28,124.

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

(7)         We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 27 includes $7,601 of minimum rent related to the leased Puerto Rico property.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of March 31, 2014, we have applied $44,272 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of March 31, 2014, the balance of this security deposit was $29,600.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

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

(8)         We lease 22 of our Sonesta branded hotels (four Royal Sonesta®, three Sonesta® and 15 Sonesta ES Suites® hotels) in 13 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)         We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 27 includes $1,288 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828.  As of March 31, 2014, the available Wyndham guaranty was $8,524.  This guaranty expires in 2020.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances.  This additional return amount is not guaranteed.  Amounts reimbursed to Wyndham for guaranty advances replenish the amount of the Wyndham guaranty available to us.

(10)  We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of March 31, 2014, the available Hyatt guaranty was $13,066.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of March 31, 2014, the available Carlson guaranty was $20,078.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(13)  On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA intend to challenge the VDOT’s estimate of the property’s value. We have entered a lease agreement with the VDOT to lease this property through August 2014 for $40 per month, and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent. We entered into a sublease for this property with TA, and TA plans to continue operating it as a travel center through August 2014.

We lease our 145 TravelCenters of America® branded travel centers in 39 states, including the Roanoke, VA travel center described above, to a subsidiary of TA under a lease that expires in 2022; TA has no renewal option.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits).  The annual minimum rent amount presented in the table on page 27 for our TA No. 1 lease includes approximately $5,233 of ground rent paid by TA for properties we lease and sublease to TA.  This lease is guaranteed by TA.

(14)  We lease our 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. We have waived $495 of percentage rent as of March 31, 2014.  This lease is guaranteed by TA.

(15)  Data for the periods subsequent to September 30, 2013 is currently not available from our tenant, TA.

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

		No. of	Three Months Ended
	No. of	Rooms /	March 31, (1)
	Hotels	Suites	2014	2013	Change
ADR
Marriott (No. 1)	53	7,610	$119.27	$117.36	1.6%
Marriott (No. 234)	68	9,120	115.02	111.63	3.0%
Marriott (No. 5)	1	356	224.98	219.88	2.3%
Subtotal / Average Marriott	122	17,086	119.57	117.04	2.2%
InterContinental	91	13,516	101.37	97.34	4.1%
Sonesta	22	4,610	129.46	124.60	3.9%
Wyndham	22	3,579	79.95	72.52	10.2%
Hyatt	22	2,724	98.78	95.40	3.5%
Carlson	11	2,090	97.54	93.97	3.8%
Morgans	1	372	250.81	235.60	6.5%
All hotels Total / Average	291	43,977	$110.11	$106.74	3.2%

OCCUPANCY
Marriott (No. 1)	53	7,610	63.0%	61.3%	1.7 pts
Marriott (No. 234)	68	9,120	71.0%	66.8%	4.2 pts
Marriott (No. 5)	1	356	82.4%	86.2%	-3.8 pts
Subtotal / Average Marriott	122	17,086	67.7%	64.7%	3.0 pts
InterContinental	91	13,516	79.9%	71.1%	8.8 pts
Sonesta	22	4,610	56.1%	59.7%	-3.6 pts
Wyndham	22	3,579	61.6%	57.4%	4.2 pts
Hyatt	22	2,724	76.5%	73.4%	3.1 pts
Carlson	11	2,090	69.9%	65.6%	4.3 pts
Morgans	1	372	83.2%	79.7%	3.5 pts
All hotels Total / Average	291	43,977	70.5%	66.3%	4.2 pts

RevPAR
Marriott (No. 1)	53	7,610	$75.14	$71.94	4.4%
Marriott (No. 234)	68	9,120	81.66	74.57	9.5%
Marriott (No. 5)	1	356	185.38	189.54	-2.2%
Subtotal / Average Marriott	122	17,086	80.95	75.72	6.9%
InterContinental	91	13,516	80.99	69.21	17.0%
Sonesta	22	4,610	72.63	74.39	-2.4%
Wyndham	22	3,579	49.25	41.63	18.3%
Hyatt	22	2,724	75.57	70.02	7.9%
Carlson	11	2,090	68.18	61.64	10.6%
Morgans	1	372	208.67	187.77	11.1%
All hotels Total / Average	291	43,977	$77.63	$70.77	9.7%

(1)         Operating data for our Sonesta and Wyndham agreements include data for periods prior to our ownership of certain hotels.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR or with entities affiliated with RMR, including: TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta manages several of our hotels for our TRSs; we previously sold two hotels to affiliates of RMR; and we, RMR, TA and five other companies to which RMR provides management services each currently own approximately 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our 2013 Annual Report, our Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the SEC, including Note 8 to our consolidated financial statements included in our 2013 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2013 Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement. In addition, please see the section captioned “Risk Factors” of our 2013 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC, including our 2013 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, TA, Sonesta and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, TA, Sonesta and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Non-GAAP Measures

We provide below calculations of our funds from operations, or FFO, and Normalized FFO for the three months ended March 31, 2014 and 2013. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, estimated business management incentive fees and loss on early extinguishment of debt.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2014 and 2013 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended March 31,
	2014	2013
Net income available for common shareholders	$32,384	$19,409
Depreciation and amortization expense	78,287	72,280
FFO	110,671	91,689
Acquisition related costs (1)	61	276
Estimated business management incentive fees (2)	851	627
Loss on early extinguishment of debt (3)	214	—
Deferred percentage rent (4)	874	610
Normalized FFO	$112,671	$93,202

Weighted average shares outstanding	149,636	125,426

FFO available for common shareholders per share	$0.74	$0.73
Normalized FFO available for common shareholders per share	$0.75	$0.74
Distributions declared per share	$0.48	$0.47

(1)         Represents costs associated with our hotel acquisition activities.

(2)         Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual cash available for distribution per share, as defined and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense each quarter.  Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

(3)         We recorded a $214 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our unsecured revolving credit facility and unsecured term loan.

(4)         In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

HOSPITALITY PROPERTIES TRUST

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2013. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March 31, 2014, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$280,000	5.125%	14,350	2015		Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
500,000	5.000%	25,000	2022		Semi-Annually
300,000	4.500%	13,500	2023		Semi-Annually
350,000	4.650%	16,275	2024		Semi-Annually
8,478	3.800%	322	2027	(1)	Semi-Annually
$2,363,478		$127,097

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $23,635. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $109,519. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At March 31, 2014, our floating rate debt consisted of our $750,000 unsecured revolving credit facility (no amounts outstanding at March 31, 2014) and our $400,000 unsecured term loan.  In January 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan. Under the amendment, the maturity date of our revolving credit facility was extended from September 7, 2015 to July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. Also under the amendment, we extended the maturity date of our unsecured term loan from March 13, 2017 to April 15, 2019. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of March 31, 2014:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At March 31, 2014	1.35%	$400,000	$5,400	$0.04
100 basis point increase	2.35%	$400,000	$9,400	$0.06

(1)              Weighted average based on the outstanding borrowings as of March 31, 2014.

(2)              Based on weighted average shares outstanding for the three months ended March 31, 2014.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2014 if we were fully drawn on our revolving credit facility and term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At March 31, 2014	1.29%	$1,150,000	$14,835	$0.10
100 basis point increase	2.29%	$1,150,000	$26,335	$0.18

(1)              Weighted average based on the outstanding borrowings as of March 31, 2014.

(2)              Based on weighted average shares outstanding for the three months ended March 31, 2014.

The foregoing tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  WE EXPECT THAT, WHILE THE SECURITY DEPOSIT FOR OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY. THIS STATEMENT MAY IMPLY THAT MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY OR THAT FUTURE SHORTFALLS WILL NOT EXHAUST THE GUARANTY. HOWEVER, THIS GUARANTY EXPIRES ON DECEMBER 31, 2019, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR HOTELS TO WHICH THE MARRIOTT LIMITED GUARANTY APPLIES,

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

•                  WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF MARCH 31, 2014, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $8.5 MILLION REMAINED) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•                  THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS IS $6.0 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•                  WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTEL’S OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR

MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•                  WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA OR UNDER OUR MARRIOTT NO. 1 AGREEMENT. ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT ARE ENTIRELY DEPENDENT UPON THE AVAILABLE HOTEL CASH FLOW AFTER PAYMENT OF OPERATING EXPENSES OF THOSE HOTELS,

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

•                  CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING PROPERTY SALES OR PENDING ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND TA INTEND TO CHALLENGE THE AMOUNT OF COMPENSATION PAID TO US BY THE VDOT WITH REGARD TO A TRAVEL CENTER WE PREVIOUSLY OWNED AND WHICH THE VDOT TOOK BY EMINENT DOMAIN PROCEEDING. THERE CAN BE NO ASSURANCE CONCERNING THE AMOUNT OF COMPENSATION PAYABLE TO US OR TA AS A RESULT OF THE TAKING OR WHAT THE FINAL REDUCTION OF RENT PAYABLE TO US BY TA WILL BE AS A RESULT OF THIS TAKING,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO FUND AN ADDITIONAL $7.1 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $23.0 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $22.3 MILLION TO

RENOVATE 22 HOTELS INCLUDED IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $111.0 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR SONESTA AGREEMENT. RENOVATION COSTS ARE DIFFICULT TO PROJECT AND WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS OR REFURBISHMENT COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT, AT MARCH 31, 2014, WE HAD $33.8 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $750.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAD SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM THE OPERATIONS OF OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENT IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE.  WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET, AND

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

Part II   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, March 7 and April 7, 2014, we issued 11,328, 10,444 and 11,155 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our current business management agreement with RMR. In addition, on March 14, 2014, we issued 102,536 of our common shares to RMR in payment of the incentive fee payable to RMR for services rendered by RMR during 2013 pursuant to our prior business management agreement with RMR. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.  Exhibits

Exhibit Number	Description
3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)

3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
3.3	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)
3.4	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.5	Amended and Restated Bylaws of the Company adopted April 9, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 9, 2014.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3

Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)

4.4

Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company’s 5 1/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005, File Number 001-11527.)

4.5

Supplemental Indenture No. 9, dated as of June 15, 2006, between the Company and U.S. Bank National Association, relating to the Company’s 6.30% Senior Notes due 2016, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File Number 001-11527.)

4.6

Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)

4.7

Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, File Number 001-11527.)

4.8

Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-11527.)

4.9

Supplemental Indenture No. 13, dated as of August 12, 2009, between the Company and U.S. Bank National Association, relating to the Company’s 7.875% Senior Notes due 2014, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.)

4.10

Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.11

Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

4.12

Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Filed herewith.)

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 6, 2014

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 6, 2014