Form 10-Q
period 2014-06-30
HOSPITALITY PROPERTIES TRUST
filed 2014-08-11
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 10, 2014: 149,796,927

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2014

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I     Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS

Real estate properties, at cost:
Land	$1,485,077	$1,470,513
Buildings, improvements and equipment	6,073,936	5,946,852
	7,559,013	7,417,365
Accumulated depreciation	(1,865,135)	(1,757,151)
	5,693,878	5,660,214
Cash and cash equivalents	15,520	22,500
Restricted cash (FF&E reserve escrow)	29,239	30,873
Due from related persons	39,251	38,064
Other assets, net	211,037	215,893
	$5,988,925	$5,967,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$40,000	$—
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,345,527	2,295,527
Convertible senior notes	8,478	8,478
Security deposits	32,979	27,876
Accounts payable and other liabilities	112,836	130,448
Due to related persons	19,155	13,194
Dividends payable	5,166	5,166
Total liabilities	2,964,141	2,880,689

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 149,775,483 and 149,606,024 shares issued and outstanding, respectively	1,498	1,496
Additional paid in capital	4,114,477	4,109,600
Cumulative net income	2,609,519	2,518,054
Cumulative other comprehensive income	13,053	15,952
Cumulative preferred distributions	(290,317)	(279,985)
Cumulative common distributions	(3,703,553)	(3,558,369)
Total shareholders’ equity	3,024,784	3,086,855
	$5,988,925	$5,967,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenues	$387,248	$349,877	$717,184	$641,528
Rental income	63,736	61,856	127,122	124,068
FF&E reserve income	916	589	1,844	1,192
Total revenue	451,900	412,322	846,150	766,788

Expenses:
Hotel operating expenses	270,778	248,543	501,395	455,192
Depreciation and amortization	78,763	73,598	157,050	145,878
General and administrative	13,166	11,918	24,631	24,062
Acquisition related costs	162	1,814	223	2,090
Loss on asset impairment	—	2,171	—	2,171
Total expenses	362,869	338,044	683,299	629,393

Operating income	89,031	74,278	162,851	137,395

Interest income	25	60	50	79
Interest expense (including amortization of deferred financing costs and debt discounts of $1,354, $1,524, $3,184 and $3,036, respectively)	(34,941)	(35,014)	(70,309)	(70,202)
Loss on early extinguishment of debt	—	—	(214)	—
Income before income taxes and equity in earnings of an investee	54,115	39,324	92,378	67,272
Income tax benefit (expense)	(455)	5,950	(1,071)	5,432
Equity in earnings of an investee	125	79	28	155
Income before gain on sale of real estate	53,785	45,353	91,335	72,859
Gain on sale of real estate	130	—	130	—
Net income	53,915	45,353	91,465	72,859
Preferred distributions	(5,166)	(8,097)	(10,332)	(16,194)
Net income available for common shareholders	$48,749	$37,256	$81,133	$56,665

Net income	$53,915	$45,353	$91,465	$72,859
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	2,497	3,429	(2,941)	15,849
Equity interest in investee’s unrealized gains (losses)	23	(73)	42	(81)
Other comprehensive income (loss)	2,520	3,356	(2,899)	15,768

Comprehensive income	$56,435	$48,709	$88,566	$88,627

Weighted average common shares outstanding	149,753	139,743	149,695	132,624

Basic and diluted net income available for common shareholders per common share	$0.33	$0.27	$0.54	$0.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$91,465	$72,859
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	157,050	145,878
Amortization of deferred financing costs and debt discounts as interest	3,184	3,036
Straight line rental income	(75)	(98)
Security deposits replenished	5,123	—
FF&E reserve income and deposits	(26,852)	(14,311)
Loss on extinguishment of debt	214	—
Loss on asset impairment	—	2,171
Equity in earnings of an investee	(28)	(155)
Gain on sale of real estate	(130)	—
Deferred income taxes	—	(7,068)
Other non-cash (income) expense, net	1,884	(1,764)
Changes in assets and liabilities:
Increase in due from related persons	(342)	(8,673)
Increase in other assets	(4,221)	(11,063)
Decrease in accounts payable and other liabilities	(9,355)	(2,613)
Decrease in due to related persons	(815)	(6,295)
Cash provided by operating activities	217,102	171,904

Cash flows from investing activities:
Real estate acquisitions and deposits	(60,000)	(168,409)
Real estate improvements	(96,081)	(113,712)
FF&E reserve fundings	(2,511)	(29,720)
Net proceeds from sale of real estate	4,288	—
Eminent domain proceeds	6,178	—
Investment in Affiliates Insurance Company	(825)	—
Cash used in investing activities	(148,951)	(311,841)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	393,474
Proceeds from issuance of senior notes, net of discount	346,616	299,661
Repayment of senior notes	(300,000)	—
Borrowings under revolving credit facility	420,000	245,000
Repayments of revolving credit facility	(380,000)	(475,000)
Deferred financing costs	(6,231)	(2,529)
Distributions to preferred shareholders	(10,332)	(16,194)
Distributions to common shareholders	(145,184)	(123,787)
Cash (used in) provided by financing activities	(75,131)	320,625
Increase (decrease) in cash and cash equivalents	(6,980)	180,688
Cash and cash equivalents at beginning of period	22,500	20,049
Cash and cash equivalents at end of period	$15,520	$200,737

Supplemental cash flow information:
Cash paid for interest	$71,365	$66,407
Cash paid for income taxes	3,754	1,944
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$23,608	$13,718
Hotel managers’ purchases with FF&E reserve	(27,753)	(49,382)

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $31,463 as of June 30, 2014 and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  These assets can be used to settle obligations of both us and our TRSs.  The liabilities of our TRSs were $56,092 as of June 30, 2014 and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  Creditors have recourse to both us and our TRSs for these liabilities.

Note 2.  New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, change the criteria for disposals to qualify as discontinued operations. The update is effective for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this update will have on our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided. Our share of the net operating results of our managed hotels in excess of the minimum returns due to us and certain other amounts as provided under the management agreements, or additional returns, are generally determined annually. We recognize additional returns due to us under our management agreements at year end when all contingencies are met and the income is earned. We had no deferred additional returns for the three and six months ended June 30, 2014 and 2013.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $33 and $75 for the three and six months ended June 30, 2014, respectively, of adjustments necessary to record rent on the straight line basis and $36 and $98 for the three and six months ended June 30, 2013, respectively, of adjustments necessary to record rent on the straight line basis.  Other assets, net, include $5,531 and $5,456 of straight line rent receivables at June 30, 2014 and December 31, 2013, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred percentage rent of $698 and $1,572 for the three and six months ended June 30, 2014 and $672 and $1,282 for the three and six months ended June 30, 2013, respectively.

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

Note 5.  Shareholders’ Equity

Common Share Issuances

During the six months ended June 30, 2014 and the period July 1, 2014 to August 10, 2014, we issued 54,423 and 21,444, respectively, of our common shares to Reit Management & Research LLC, or RMR, as part of the business management fees payable by us under our business management agreement.  In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.  See Note 10 for further information regarding this agreement.

On June 10, 2014, we granted 2,500 of our common shares valued at $29.28 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

Distributions

On each of January 15, 2014, April 15, 2014 and July 15, 2014, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 20, 2014, we paid a $0.48 per share distribution, or $71,811, to our common shareholders.  On May 21, 2014, we paid a $0.49 per share distribution, or $73,373, to our common shareholders.  On July 10, 2014, we declared a $0.49 per share distribution, or $73,395, to our common shareholders of record on July 25, 2014.  We expect to pay this amount on or about August 22, 2014.

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

Note 6.  Indebtedness

Our principal debt obligations at June 30, 2014 were: (1) our outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,355,000 of public issuances of unsecured senior notes; and (4) an aggregate outstanding principal amount of $8,478 of public issuances of convertible senior notes.

On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders.

As a result of the amendment, the stated maturity date of our $750,000 revolving credit facility was extended from September 7, 2015 to July 15, 2018. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by an additional one year to July 15, 2019. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. The $750,000 maximum amount of our revolving credit facility and the $400,000 amount of the term loan remained unchanged by the amendment. The amended credit agreement includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased up to $2,300,000 on a combined basis in certain circumstances.

Under the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of both June 30, 2014 and August 10, 2014, we had $40,000 outstanding and $710,000 available under our revolving credit facility.  As of June 30, 2014, the interest rate for the amount outstanding under our revolving credit facility was 1.26%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.25% for both the three and six months ended June 30, 2014 and 1.50% and $1.51% for the three and six months ended June 30, 2013, respectively.

As a result of the amendment, the stated maturity date of our $400,000 unsecured term loan was extended from March 13, 2017 to April 15, 2019. Our term loan is prepayable without penalty at any time. Under the amendment, the interest rate paid on borrowings under the term loan agreement was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of June 30, 2014, the interest rate for the amount outstanding under our term loan was 1.35%. The weighted average interest rate for borrowings under our term loan was 1.35% and 1.36% for the three and six months ended June 30, 2014 and 1.66% for both the three and six months ended June 30, 2013, respectively.

As a result of the amendments to our revolving credit facility and term loan, we recorded a loss on early extinguishment of debt of $214 during the six months ended June 30, 2014.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager. Our revolving credit facility and term loan agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the agreement governing our revolving credit facility and term loan at June 30, 2014.

On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest (an aggregate of $311,813).

On March 12, 2014, we issued $350,000 of 4.65% unsecured senior notes due 2024 in a public offering for net proceeds of $345,949 after underwriting discounts and other offering expenses.

On July 15, 2014, we announced we will redeem at par plus accrued interest all $280,000 of our 5 1/8% Senior Notes due 2015 on August 15, 2014.

Note 7.  Real Estate Properties

At June 30, 2014, we owned 291 hotels and owned or leased 185 travel centers which are operated under 11 operating agreements.

During the six months ended June 30, 2014, we funded $98,592 of improvements to certain of our properties that pursuant to the terms of our management and lease agreements with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $7,355.  See Notes 10 and 11 for further information about our fundings of improvements to certain of our properties.

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

On April 29, 2014, we sold our Sonesta ES Suites branded hotel in Myrtle Beach, SC for net proceeds of $4,288.  As a result of this sale, we recorded a $130 gain on sale of real estate in the three months ended June 30, 2014.  See Note 10 for further information regarding this transaction.

On May 30, 2014, we acquired a 240 room full service hotel located in Ft. Lauderdale, FL for $65,000, excluding related acquisition costs of $191.  We accounted for this transaction as a business combination.  The following table summarizes our preliminary allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$14,592
Building	40,525
Furniture, fixtures and equipment	9,883
$65,000

We converted this hotel to a Sonesta branded hotel and added it to our Sonesta agreement.  See Notes 10 and 11 for more information regarding this transaction and our Sonesta agreement.

On July 14, 2014, we agreed to acquire a land parcel adjacent to one of our other travel centers for $450, excluding closing costs.  We currently expect to acquire this property in the third quarter of 2014 using cash on hand.  This pending acquisition is subject to completion of diligence and other customary closing conditions; accordingly, we can

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

provide no assurance that we will acquire this property, that the terms of the acquisition will not change or that the closing will not be delayed.  See Note 10 for more information regarding this transaction.

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

During the three and six months ended June 30, 2014, we recognized income tax expense of $455 and $1,071, respectively, which includes ($22) and ($22), respectively, of federal taxes, $40 and $71, respectively, of foreign taxes and $437 and $1,022, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended June 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$387,248	$—	$—	$387,248
Rental income	8,341	55,395	—	63,736
FF&E reserve income	916	—	—	916
Total revenues	396,505	55,395	—	451,900

Hotel operating expenses	270,778	—	—	270,778
Depreciation and amortization	53,362	25,401	—	78,763
General and administrative	—	—	13,166	13,166
Acquisition related costs	162	—	—	162
Total expenses	324,302	25,401	13,166	362,869

Operating income (loss)	72,203	29,994	(13,166)	89,031

Interest income	—	—	25	25
Interest expense	—	—	(34,941)	(34,941)
Income (loss) before income taxes and equity in earnings of an investee	72,203	29,994	(48,082)	54,115
Income tax expense	—	—	(455)	(455)
Equity in earnings of an investee	—	—	125	125
Income before gain on sale of real estate	72,203	29,994	(48,412)	53,785
Gain on sale of real estate	130	—	—	130

Net income (loss)	$72,333	$29,994	$(48,412)	$53,915

	For the Six Months Ended June 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$717,184	$—	$—	$717,184
Rental income	16,444	110,678	—	127,122
FF&E reserve income	1,844	—	—	1,844
Total revenues	735,472	110,678	—	846,150

Hotel operating expenses	501,395	—	—	501,395
Depreciation and amortization	106,378	50,672	—	157,050
General and administrative	—	—	24,631	24,631
Acquisition related costs	223	—	—	223
Total expenses	607,996	50,672	24,631	683,299

Operating income (loss)	127,476	60,006	(24,631)	162,851

Interest income	—	—	50	50
Interest expense	—	—	(70,309)	(70,309)
Loss on early extinguishment of debt	—	—	(214)	(214)
Income (loss) before income taxes and equity in earnings of an investee	127,476	60,006	(95,104)	92,378
Income tax expense	—	—	(1,071)	(1,071)
Equity in earnings of an investee	—	—	28	28
Income before gain on sale of real estate	127,476	60,006	(96,147)	91,335
Gain on sale of real estate	130	—	—	130

Net income (loss)	$127,606	$60,006	$(96,147)	$91,465

	As of June 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,758,872	$2,187,657	$42,396	$5,988,925

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$349,877	$—	$—	$349,877
Rental income	7,908	53,948	—	61,856
FF&E reserve income	589	—	—	589
Total revenues	358,374	53,948	—	412,322

Hotel operating expenses	248,543	—	—	248,543
Depreciation and amortization	49,550	24,048	—	73,598
General and administrative	—	—	11,918	11,918
Acquisition related costs	1,814	—	—	1,814
Loss on asset impairment	2,171	—	—	2,171
Total expenses	302,078	24,048	11,918	338,044

Operating income (loss)	56,296	29,900	(11,918)	74,278

Interest income	—	—	60	60
Interest expense	—	—	(35,014)	(35,014)
Income (loss) before income taxes and equity in earnings of an investee	56,296	29,900	(46,872)	39,324
Income tax benefit	—	—	5,950	5,950
Equity in earnings of an investee	—	—	79	79

Net income (loss)	$56,296	$29,900	$(40,843)	$45,353

	For the Six Months Ended June 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$641,528	$—	$—	$641,528
Rental income	16,630	107,438	—	124,068
FF&E reserve income	1,192	—	—	1,192
Total revenues	659,350	107,438	—	766,788

Hotel operating expenses	455,192	—	—	455,192
Depreciation and amortization	98,227	47,651	—	145,878
General and administrative	—	—	24,062	24,062
Acquisition related costs	2,090	—	—	2,090
Loss on asset impairment	2,171	—	—	2,171
Total expenses	557,680	47,651	24,062	629,393

Operating income (loss)	101,670	59,787	(24,062)	137,395

Interest income	—	—	79	79
Interest expense	—	—	(70,202)	(70,202)
Income (loss) before income taxes and equity in earnings of an investee	101,670	59,787	(94,185)	67,272
Income tax benefit	—	—	5,432	5,432
Equity in earnings of an investee	—	—	155	155

Net income (loss)	$101,670	$59,787	$(88,598)	$72,859

	As of December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,701,850	$2,223,337	$42,357	$5,967,544

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Related Person Transactions

TA

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder.  TA was created as a separate public company in 2007 as a result of its spin-off from us.  As of June 30, 2014, we owned 3,420,000 common shares, representing approximately 9.1% of TA’s outstanding common shares.  TA is the lessee of 35% of our real estate properties, at cost, as of June 30, 2014.  Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA.  Mr. Thomas O’Brien, an officer of RMR and a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA.  Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA.  RMR provides management services to both us and TA.

Financial information about TA may be found on the Securities and Exchange Commission’s, or the SEC, website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html.  Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC.  Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. TA has not yet filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.  TA filed its Annual Report on Form 10-K for the year ended December 31, 2013, on June 6, 2014.  TA publicly disclosed that it had been delayed in filing that Annual Report due to unanticipated delays encountered in connection with TA’s accounting for income taxes as well as general delays encountered in connection with the completion of the TA’s accounting processes and procedures.  TA has also publicly disclosed that, as a result of the delay in completing its 2013 Annual Report, it has been delayed in filing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.  There is no assurance as to when TA’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 will be completed and filed with the SEC.

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

Both of these leases require TA to: (1) make payments to us of minimum rents; (2) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues above applicable base year revenues subject to certain limitations; (3) pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites; and (4) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,253 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively; however, we have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income of $55,395 and $53,948 for the three months ended June 30, 2014 and 2013, respectively, and $110,678 and $107,438 for the six months ended June 30, 2014 and 2013, respectively, under our leases with TA.  Rental income for the three and six months ended June 30, 2014 and 2013 includes $408 and $845 and $432 and $899, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of June 30, 2014 and December 31, 2013, we had accruals for unpaid amounts of $39,251 and $37,034, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons on our condensed consolidated balance sheets.  We had deferred percentage rent under our TA No. 1 lease of $698 and $672 for the three months ended June 30, 2014 and 2013, respectively, and $1,572 and $1,282 for the six months ended June 30, 2014 and 2013, respectively.  We have waived an estimated $612 of percentage rent under our TA No. 2 lease as of June 30, 2014 because we previously agreed to waive the first $2,500 of percentage rents under the TA No. 2 lease.  The waived percentage rent is not included in the deferred percentage rent amounts we have disclosed in Note 3. We determine percentage rent due under our TA leases annually and recognize it at year end when all contingencies are met.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at leased travel centers in return for increases in TA’s minimum annual rent.  We are not required to fund these improvements and TA is not required to sell them to us.  For the six months ended June 30, 2014, we funded

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

$21,923 for capital improvements purchased under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $1,863.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction.  Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease.  In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014.  We and TA intend to challenge the VDOT’s estimate of the property’s value.  We entered a lease agreement with the VDOT to lease this property through November 15, 2014 for $40 per month, and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent.  We entered into a sublease for this property with TA for TA to continue operating the property as a travel center through November 15, 2014.

On July 14, 2014, we agreed to purchase and lease to TA under the TA No. 1 lease land adjacent to a travel center that we own in Florence, KY.  We and TA expect to amend the TA No. 1 lease upon the closing of the transaction to add this property to the lease and to increase the annual rent payable by TA to us by 8.5% of our total investment in that purchased property.  See Note 7 for further information regarding this transaction.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy.  Certain of TA’s and Sonesta’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the companies that RMR or its affiliates provide management services to and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

We incurred aggregate business management, property management and incentive fees of $10,925 and $10,050 for the three months ended June 30, 2014 and 2013, respectively, and $20,585 and $19,967 for the six months ended June 30, 2014 and 2013, respectively.  The fees for the three and six months ended June 30, 2014, include $1,445 and $2,296, respectively, of estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return. These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 65,018 of our common shares to RMR for the six months ended June 30, 2014 as payment for a portion of the base business management fee we recognized for such period.  In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

cause, including certain proportional adjustments to the termination fees if we merge with another REIT to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

Directors’ and Officers’ Liability Insurance

In June 2014, we, RMR and four other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period.  We paid an aggregate premium of approximately $50 for these extensions.  Further information about those policies is contained in note 8 to our audited financial statements contained in our Annual Report.

Sonesta

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Sonesta’s Chairman and Chief Executive Officer is an officer of RMR and formerly was our Director of Internal Audit, and other officers and employees of Sonesta are current or former officers or employees of RMR.  In addition, RMR also provides certain services to Sonesta.

In 2012, pursuant to a series of transactions, we purchased the entities that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and leased the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, for approximately $150,500.  In connection with these transactions, we entered into hotel management agreements with Sonesta International Hotels Corporation, or Sonesta, that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel.  Since that time, we have rebranded additional hotels we own to Sonesta brands and management, and, as of June 30, 2014, Sonesta was managing 22 of our hotels pursuant to long term management agreements.  We currently lease all hotels that we own and which are managed by Sonesta to one of our TRSs.

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

Pursuant to our management agreements with Sonesta, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $4,717 and $3,007 for the three months ended June 30, 2014 and 2013, respectively, and $8,330 and $5,080 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated financial statements.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $1,200

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

and $1,150 for the three months ended June 30, 2014 and 2013, respectively, and $1,747 and $1,634 for the six months ended June 30, 2014 and 2013, respectively.  These amounts have been capitalized in our condensed consolidated financial statements.  Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and improvements and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor.   As of June 30, 2014 and December 31, 2013, we had accruals for unpaid amounts of $398 and $893, respectively, owed to us by Sonesta, which amounts are included in due from related persons in our condensed consolidated balance sheets.  As of June 30, 2014 and December 31, 2013 we had accrued amounts due to Sonesta for capital expenditure reimbursements of $13,678 and $6,625, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

On April 29, 2014, we sold our Sonesta ES Suites in Myrtle Beach, SC.  In connection with this sale, the hotel management agreement with Sonesta for this property was terminated and removed from our Sonesta agreement.  See Note 7 for further information regarding this transaction.

On May 30, 2014, we acquired a hotel in Ft. Lauderdale, FL and this hotel has been rebranded as a Sonesta hotel.  Sonesta is managing this hotel pursuant to a hotel management agreement on terms consistent with our other hotel management agreements with Sonesta and that hotel management agreement has been added to our Sonesta agreement.  See Note 7 for further information regarding this transaction.

AIC

We, RMR, TA and four other companies to which RMR provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, this shareholder of AIC underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each own approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  The total premium due to AIC, including taxes and fees, is approximately $11,851 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy.

As of June 30, 2014, we had invested $6,034 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $6,807 and $5,913 as of June 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet.  We recognized income of $125 and $79 for the three months ended June 30, 2014 and 2013, respectively, and $28 and $155 for the six months ended June 30, 2014 and 2013, respectively, related to our investment in AIC.

Note 11. Hotel Management Agreements and Leases and Renovation Funding

As of June 30, 2014, 288 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three are leased to third parties.

Marriott No. 1 agreement.  Our management agreement with Marriott International Inc., or Marriott, for 53 hotels provides that as of June 30, 2014 we are paid a fixed annual minimum return of $67,711, to the extent that gross

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $18,771 and $33,807 during the three and six months ended June 30, 2014, respectively, under this agreement.  The realized returns for the three months ended June 30, 2014 includes the recovery of $1,857 of minimum return shortfalls from the first quarter of 2014.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

We currently expect to fund $4,400 of capital improvements during 2014 at certain of the hotels included in our Marriott No. 1 agreement. We funded $1,761 of this amount during the six months ended June 30, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement. During the three and six months ended June 30, 2014, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,860 as of June 30, 2014, were $2,634 and $5,269 less than the minimum amounts contractually required, respectively. We realized returns of $26,330 and $50,136 during the three and six months ended June 30, 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. During the three months ended June 30, 2014, $2,548 of payments made to us under Marriott’s guaranty during the first quarter of 2014 were repaid from the net operating results these hotels generated during the period in excess of the guaranty threshold.  The available balance of this guaranty was $30,672 as of June 30, 2014. Also, during the period from June 30, 2014 to August 10, 2014, the payments we received for these hotels were $1,751 less than the contractual minimum returns due to us.

We currently expect to fund $7,350 of capital improvements during 2014 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We funded $750 of this amount during the six months ended June 30, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we received $2,501 and $5,002 of rent for this hotel during the three and six months ended June 30, 2014, respectively.  As of August 10, 2014, all rents due from Marriott for this hotel are current.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited.

InterContinental agreement. During the three and six months ended June 30, 2014, we realized returns and rents of $34,875 and $69,749, respectively, under our management agreement with InterContinental Hotels Group, plc, or InterContinental, covering 91 hotels and requiring annual minimum returns to us of $139,498 as of June 30, 2014. During the six months ended June 30, 2014, we have been paid all of our minimum returns due for the period.  During the three months ended June 30, 2014, we replenished the available security deposit by $3,286 for the payments we received during the period in excess of the minimum returns due to us for the period.   Also, during the period from June 30, 2014 to August 10, 2014, we received $1,649 more than the minimum amounts contractually required under our InterContinental agreement.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. We were advised by InterContinental that it expects interim period shortfalls during 2014 and 2015 in the required minimum security deposit balance under the agreement. As a result, on January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. Beginning January 1, 2016, any resulting reductions to the minimum security deposit amount will cease to be in effect and the minimum deposit balance required under the InterContinental agreement will revert to $37,000. Since January 1, 2014, InterContinental has provided $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  The remaining balance of the security deposit was $34,535 as of August 10, 2014.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We currently expect to fund $22,990 of capital improvements in 2014 to complete renovations at certain of the hotels included in our InterContinental agreement. We did not make any of these renovation fundings during the six months ended June 30, 2014.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our management agreement with Sonesta provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement ($67,369 as of June 30, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. We realized returns of $11,205 and $13,300 during the three and six months ended June 30, 2014, respectively, under this agreement.

In addition to recurring capital expenditures, we currently expect to fund approximately $108,200 in 2014 and $22,800 in 2015 for renovations and other improvements at certain of the hotels included in our Sonesta agreement. We funded $53,117 of these amounts during the six months ended June 30, 2014. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement. During the three and six months ended June 30, 2014, we realized returns and rents of $6,704 and $13,239, respectively, from our hotels managed or leased by Wyndham. The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656 ($8,833 remaining at June 30, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  This guaranty was replenished by $309 during the three months ended June 30, 2014 from the net operating results these hotels generated during the period in excess of our minimum returns.  During the six months ended June 30, 2014, Wyndham has made $5,331 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

We currently expect to fund approximately $27,500 of capital improvements in 2014 and $10,075 in 2015 to complete renovations at certain of the hotels included in our Wyndham Hotel Group, or Wyndham, agreement. We funded $20,936 of these amounts during the six months ended June 30, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Other management agreement and lease matters.  As of August 10, 2014, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($14,062 remaining at June 30, 2014). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($20,534 remaining at June 30, 2014).

Guarantees and security deposits generally.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $4,449 and $5,424 less than the minimum returns due to us for the three months ended June 30, 2014 and 2013, respectively and $25,291 and $29,836 less than the minimum returns due to us for the six months ended June 30, 2014 and 2013, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $1,267 in the three months ended June 30, 2013 and $5,331 and $8,772 in the six months ended June 30, 2014 and 2013, respectively. There was no reduction to hotel operating expenses in the three months ended June 30, 2014.  We had shortfalls in the minimum returns at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $4,449 and $4,157 during the three months ended June 30, 2014 and 2013, respectively, and $19,960 and $21,064 during the six months ended June

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

30, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.  When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, we record income equal to the amounts by which the deposit is reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow.  Certain of our guarantees and our security deposits under the InterContinental and Marriott No. 234 agreements may be replenished by future cash flows from the applicable hotel operations pursuant to the terms of the respective agreements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at June 30, 2014, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities (1)	$30,370	$30,370	$—	$—

(1)         Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407.  The unrealized gain for these securities as of June 30, 2014 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At June 30, 2014 and December 31, 2013, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior Notes, due 2014 at 7.875%	$—	$—	$300,000	$304,035
Senior Notes, due 2015 at 5.125%	280,000	281,323	280,000	283,150
Senior Notes, due 2016 at 6.3%	275,000	294,040	275,000	297,443
Senior Notes, due 2017 at 5.625%	300,000	328,899	300,000	327,681
Senior Notes, due 2018 at 6.7%	350,000	393,652	350,000	399,560
Senior Notes, due 2022 at 5%	500,000	529,893	500,000	524,810
Senior Notes, due 2023 at 4.5%	300,000	306,272	300,000	289,950
Senior Notes, due 2024 at 4.65%	350,000	359,394	—	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,963	8,478	8,983
Unamortized discounts	(9,473)	—	(9,473)	—
Total financial liabilities	$2,354,005	$2,502,436	$2,304,005	$2,435,612

At June 30, 2014, we estimated the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 1 inputs).  We estimated the fair value of our convertible unsecured senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes for these notes were available at June 30, 2014 and December 31, 2013.

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

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During the six months ended June 30, 2014, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same period in 2013.  We believe certain of our hotels have benefited from recent renovations and, as a result, have produced year over year gains in RevPAR in excess of the hotel industry generally.  However, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014. We expect the majority of our hotel renovation activities to be completed by the end of 2014.

For the three months ended June 30, 2014 compared to the same period in 2013 for our 288 hotels that we owned continuously since April 1, 2013, or our comparable hotels: ADR increased 6.2% to $113.50; occupancy increased 1.7 percentage points to 78.6%; and RevPAR increased 8.5% to $89.21.

During the three months ended June 30, 2014, we had 21 comparable hotels under renovation for all or part of the quarter.  For the three months ended June 30, 2014 compared to the same period in 2013 for our 21 hotels under renovation: ADR increased 11.4% to $136.13; occupancy decreased 21.4 percentage points to 58.3%; and RevPAR decreased 18.5% to $79.36.

For the three months ended June 30, 2014 compared to the same period in 2013 for our 267 comparable hotels not under renovation: ADR increased 6.2% to $112.12; occupancy increased 3.6 percentage points to 80.2%; and RevPAR increased 11.2% to $89.92.

For the six months ended June 30, 2014 compared to the same period in 2013 for our 288 comparable hotels: ADR increased 4.8% to $111.94; occupancy increased 3.0 percentage points to 74.7%; and RevPAR increased 9.2% to $83.62.

During the six months ended June 30, 2014, we had 29 comparable hotels under renovation for all or part of the quarter.  For the six months ended June 30, 2014 compared to the same period in 2013 for our 29 hotels under renovation: ADR increased 7.1% to $116.11; occupancy decreased 9.3 percentage points to 61.3%; and RevPAR decreased 7.0% to $71.18.

For the six months ended June 30, 2014 compared to the same period in 2013 for our 259 comparable hotels not under renovation: ADR increased 4.6% to $111.46; occupancy increased 4.8 percentage points to 76.6%; and RevPAR increased 11.6% to $85.38.

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management agreement with Marriott for 53 hotels provides that we are paid a fixed annual minimum return of $67,711 as of June 30, 2014, to the extent that gross revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $18,771 and $33,807 during the three and six months ended June 30, 2014, respectively, under this agreement.  The realized returns for the three months ended June 30, 2014 includes the recovery of $1,857 of minimum return shortfalls from the first quarter of 2014.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

Marriott No. 234 agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and six months ended June 30, 2014, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,860 as of June 30, 2014, were $2,634 and $5,269 less than the minimum amounts contractually required, respectively. We realized returns of $26,330 and $50,136 during the three and six months ended June 30, 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. During the three months ended June 30, 2014, $2,548 of payments made to us under Marriott’s guaranty during the first quarter of 2014 were repaid from the net operating results these hotels generated during the period in excess of the guaranty threshold.  The available balance of this guaranty was $30,672 as of June 30, 2014. Also, during the period from June 30, 2014 to August 10, 2014, the payments we received for these hotels were $1,751 less than the contractual minimum returns due to us.

InterContinental agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and six months ended June 30, 2014, we realized returns and rents of $34,875 and $69,749, respectively, under our management agreement with InterContinental, covering 91 hotels and requiring annual minimum returns to us of $139,498 as of June 30, 2014.  During the six months ended June 30, 2014, we have been paid all of our minimum returns due for the period.  During the three months ended June 30, 2014, we replenished the available security deposit by $3,286 for the payments we received during the period in excess of the minimum returns due to us for the period.   Also, during the period from June 30, 2014 to August 10, 2014, we received $1,649 more than the minimum amounts contractually required under our InterContinental agreement.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. We were advised by InterContinental that it expects interim period shortfalls during 2014 and 2015 in the required minimum security deposit balance under the agreement. As a result, on January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. Beginning January 1, 2016, any resulting reductions to the minimum security deposit amount will cease to be in effect and the minimum deposit balance required under the InterContinental agreement will revert to $37,000. Since January 1, 2014, InterContinental has provided $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  The remaining balance of the security deposit was $34,535 as of August 10, 2014.

Sonesta agreement. Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management agreement with Sonesta provides that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreement ($67,369 as of June 30, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. We realized returns of $11,205 and $13,300 during the three and six months ended June 30, 2014, respectively, under this agreement.

Wyndham agreement. Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and six months ended June 30, 2014, we realized returns and rents of $6,704 and $13,239, respectively, from our hotels managed or leased by Wyndham.   The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656 ($8,833 remaining at June 30, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  This guaranty was replenished by $309 during the three months ended June 30, 2014 from the net operating results these hotels generated during the period in excess of our minimum returns.  During the six months ended June 30, 2014, Wyndham has made $5,331 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

Other management agreement and lease matters. As of August 10, 2014, all payments due to us from our managers and tenants under our other operating and lease agreements were current.  Additional details of our guarantees from Hyatt and Carlson and our other agreements with Marriott, Morgans and TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At June 30, 2014, we owned 291 hotels operated under nine operating agreements; 288 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At June 30, 2014, our 184 owned travel centers and one travel center we lease through November 15, 2014 are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from our third party leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 33 through 36.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the Three Months Ended June 30,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$387,248	$349,877	$37,371	10.7%
Rental income:
Minimum rents - hotels	8,341	7,908	433	5.5%
Minimum rents - travel centers	55,395	53,948	1,447	2.7%
Total rental income	63,736	61,856	1,880	3.0%
FF&E reserve income	916	589	327	55.5%

Expenses:
Hotel operating expenses	270,778	248,543	22,235	8.9%
Depreciation and amortization - hotels	53,362	49,550	3,812	7.7%
Depreciation and amortization - travel centers	25,401	24,048	1,353	5.6%
Total depreciation and amortization	78,763	73,598	5,165	7.0%
General and administrative	13,166	11,918	1,248	10.5%
Acquisition related costs	162	1,814	(1,652)	(91.1)%
Loss on asset impairment	—	2,171	(2,171)	n/a

Operating income	89,031	74,278	14,753	19.9%

Interest income	25	60	(35)	(58.3)%
Interest expense	(34,941)	(35,014)	73	0.2%
Income before income taxes and equity earnings of an investee	54,115	39,324	14,791	37.6%
Income tax benefit (expense)	(455)	5,950	(6,405)	107.6%
Equity in earnings of an investee	125	79	46	58.2%
Income before gain on sale of real estate	53,785	45,353	8,432	(18.6)%
Gain on sale of real estate	130	—	130	—

Net income	53,915	45,353	8,562	18.9%
Preferred distributions	(5,166)	(8,097)	2,931	(36.2)%
Net income available for common shareholders	48,749	37,256	11,493	30.8%
Weighted average shares outstanding	149,753	139,743	10,010	7.2%
Net income available for common shareholders per common share	$0.33	$0.27	$0.06	22.2%

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($37,212) and the effects of our hotel acquisitions since April 1, 2013 ($6,630).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

renovations during the 2014 period due to lower occupancies ($6,471).  Additional operating statistics of our hotels are included in the table on page 37.

The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases ($220) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1, 2013 ($213). Rental income for the 2014 and 2013 periods includes $131 and $120, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since April 1, 2013. Rental income for our travel centers for the 2014 and 2013 periods includes ($98) and ($83), respectively, of adjustments to record rent on a straight line basis.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages by certain of our tenants.  We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($22,491), the effect of our acquisitions since April 1, 2013 ($6,630) and the reduction in the amount of minimum return shortfalls funded by our managers ($415), partially offset by operating expense decreases at certain properties undergoing renovations during the 2014 period due to lower occupancies ($6,471).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $4,449 and $5,424 less than the minimum returns due to us in the three months ended June 30, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $1,267 in the three months ended June 30, 2013.  There was no reduction to hotel operating expenses in the three months ended June 30, 2014.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $4,449 and $4,157 during the three months ended June 30, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since April 1, 2013 ($5,713) and the effect of our hotel acquisitions since April 1, 2013 ($1,274), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2013 ($3,175).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since April 1, 2013.

The increase in general and administrative costs is primarily due to an increases in estimated business management incentive fees ($878), stock compensation expense ($448) and professional service costs ($187) during the 2014 period, partially offset by lower state franchise taxes ($265).

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

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in interest income is due to lower average cash balances during the 2014 period.

Interest expense is essentially unchanged with the impact of higher average outstanding borrowings being offset by a lower weighted average interest rate in the 2014 period.

We recognized higher state income taxes during the 2014 period primarily due to increased taxable income in certain jurisdictions, partially offset by decreased federal taxes related to our TRSs in the 2014 period.  We recorded a $6,868 tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded a $130 gain on sale of real estate in the 2014 period in connection with the sale of our Sonesta ES Suites hotel in Myrtle Beach, SC in April 2014.

The decrease in preferred distributions is the result of our redemption of our Series C cumulative redeemable preferred shares in July 2013.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in the three months ended June 30, 2014, compared to the prior year period, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per share is lower primarily as a result of our issuance of common shares pursuant to a public offering in November 2013.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the Six Months Ended June 30,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$717,184	$641,528	$75,656	11.8%
Rental income:
Minimum rents - hotels	16,444	16,630	(186)	(1.1)%
Minimum rents - travel centers	110,678	107,438	3,240	3.0%
Total rental income	127,122	124,068	3,054	2.5%
FF&E reserve income	1,844	1,192	652	54.7%

Expenses:
Hotel operating expenses	501,395	455,192	46,203	10.2%
Depreciation and amortization - hotels	106,378	98,227	8,151	8.3%
Depreciation and amortization - travel centers	50,672	47,651	3,021	6.3%
Total depreciation and amortization	157,050	145,878	11,172	7.7%
General and administrative	24,631	24,062	569	2.4%
Acquisition related costs	223	2,090	(1,867)	(89.3)%
Loss on asset impairment	—	2,171	(2,171)	(100.0)%

Operating income	162,851	137,395	25,456	18.5%

Interest income	50	79	(29)	(36.7)%
Interest expense	(70,309)	(70,202)	107	0.2%
Loss on extinguishment of debt	(214)	—	(214)	—
Income before income taxes and equity earnings of an investee	92,378	67,272	25,106	37.3%
Income tax benefit (expense)	(1,071)	5,432	6,503	(119.7)%
Equity in earnings of an investee	28	155	(127)	(81.9)%
Income before gain on sale of real estate	91,335	72,859	18,476	25.4%
Gain on sale of real estate	130	—	130	—

Net income	91,465	72,859	18,606	25.5%
Preferred distributions	(10,332)	(16,194)	5,862	(36.2)%
Net income available for common shareholders	81,133	56,665	24,468	43.2%
Weighted average shares outstanding	149,695	132,624	17,071	12.9%
Net income available for common shareholders per common share	$0.54	$0.43	$0.11	25.6%

References to changes in the income and expense categories below relate to the comparison of results for the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($68,354) and the effects of our hotel acquisitions since January 1, 2013 ($13,536).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

renovations during the 2014 period due to lower occupancies ($6,234).  Additional operating statistics of our hotels are included in the table on page 37.

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($676) partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2013 ($490). Rental income for the 2014 and 2013 periods includes $261 and $254 of adjustments to record rent on a straight line basis, respectively.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2013. Rental income for our travel centers for the 2014 and 2013 periods includes ($186) and ($156) of adjustments to record rent on a straight line basis, respectively.

The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages by certain of our tenants.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($30,799), the effect of our acquisitions since January 1, 2013 ($13,536), the reduction in the amount of minimum return shortfalls funded by our managers ($3,617) and operating expense increases at certain properties undergoing or completing renovations during the 2014 period due to higher occupancies ($5,485).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $25,291 and $29,836 less than the minimum returns due to us in the six months ended June 30, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $5,331 and $8,772 in the six months ended June 30, 2014 and 2013, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $19,960 and $21,064 during the six months ended June 30, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2013 ($12,218) and the effect of our hotel acquisitions since January 1, 2013 ($2,333), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2013 ($6,400).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2013.

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees in the 2014 period ($1,102), partially offset by lower business management fees ($442) resulting from the December 2013 amendment to our business management agreement.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded a $2,171 loss on asset impairment in the 2013 period in connection with our plan to sell one hotel.

The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2014 period compared to the 2013 period.

The decrease in interest income is due to lower average cash balances during the 2014 period.

Interest expense is essentially unchanged with the impact of higher average outstanding borrowings being offset by a lower weighted average interest rate in the 2014 period.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recorded a $214 loss on early extinguishment of debt in the 2014 period in connection with amending the terms of our revolving credit facility and term loan.

We recognized higher state income taxes during the 2014 period primarily due to increased taxable income in certain jurisdictions, partially offset by decreased federal taxes related to our TRSs in the 2014 period.  We recorded a $6,868 tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded a $130 gain on sale of real estate in the 2014 period in connection with the sale of our Sonesta ES Suites hotel in Myrtle Beach, SC in April 2014.

The decrease in preferred distributions is the result of our redemption of our Series C cumulative redeemable preferred shares in July 2013.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in the six months ended June 30, 2014, compared to the prior year period, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per share is lower primarily as a result of our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through November 15, 2014 are leased under two portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 33 through 36. For the twelve months ended June 30, 2014, six of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those six hotel operating agreements of 0.32x to 0.93x); our Marriott No. 1, InterContinental and Morgans agreements generated coverage of 1.09x, 1.05x and 1.03x for the twelve months ended June 30, 2014, respectively.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  Coverage data for the twelve months ended June 30, 2014 is currently not available from our tenant TA. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three hundred nine (309) of our properties, representing 61% of our total historical investments at cost as of June 30, 2014, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of June 30, 2014, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

Cash flows from our hotels under certain of our agreements are less than the minimum amounts contractually required and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the profitability of our hotels does not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline.

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, interest expense on our debt and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest expense and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter. However, because of the impact of the modest growth of the U.S. economy on the hotel and travel center industries, our managers and tenants may become unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows in the six months ended June 30, 2014 compared to the same period in 2013 were as follows: (1) cash flow provided by operating activities increased from $171,904 in 2013 to $217,102 in 2014; (2) cash used in investing activities decreased from $311,841 in 2013 to $148,951 in 2014; and (3) cash flows from financing activities changed from $320,625 of cash provided by investing activities in 2013 to $75,131 of cash used in investing activities in 2014.

The increase in cash provided by operating activities for the six months ended June 30, 2014 as compared to the prior year period is due primarily to an increase in the minimum returns and rents paid to us during 2014 due to our funding of improvements to our hotels and travel centers and our hotel acquisitions since January 1, 2013, an increase in security deposit replenishments resulting from the improved operating performance at certain hotels and favorable changes in working capital. The decrease in cash used in investing activities for the six months ended June 30, 2014 as compared to the prior year period is primarily due to a decline in hotel acquisitions and hotel renovation activities in 2014 compared to 2013. The decrease in cash provided by financing activities for the six months ended June 30, 2014 as compared to the prior year is primarily due to lower proceeds from the issuance of common shares, increased debt repayments in the 2014 period compared to 2013 and increased distributions to common shareholders in 2014.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2014, our hotel managers and hotel tenants deposited $23,608 to these accounts and $27,753 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of June 30, 2014, there was $29,239 on deposit in these escrow accounts, which was held directly by us and is reflected on our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2014, we funded $76,564 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•                  During the six months ended June 30, 2014, we funded $1,761 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $2,600 for capital improvements under this agreement during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $129,300 of funding for renovations of certain of these hotels and for other improvements. As of June 30, 2014, $122,700 has been funded. We funded $750 during the six months ended June 30, 2014. We currently expect to fund the remaining $6,600 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Pursuant to the July 2011 agreement we entered with InterContinental for management of 91 hotels, we expect to provide an aggregate of $290,000 of funding for renovations of certain of these hotels and other improvements. As of June 30, 2014, $267,010 has been funded. We made no fundings during the six months ended June 30, 2014. We currently expect to fund the remaining $22,990 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•                  Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $247,000 of funding for rebranding, renovations and other improvements to the 22 hotels included in our Sonesta agreement through 2015. As of June 30, 2014, $169,000 has been funded. We funded $53,117 during the six months ended June 30, 2014 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $55,000 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Pursuant to our agreement with Wyndham for the management of 22 hotels, we expect to provide an aggregate of $103,000 for refurbishment and rebranding of these hotels. As of June 30, 2014, $86,350 has been funded. We funded $20,936 during the six months ended June 30, 2014 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $6,500 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $21,923 for purchases of capital improvements under these lease provisions during the six months ended June 30, 2014, resulting in TA’s minimum rent payable to us increasing by $1,863 pursuant to the leases.

On each of January 15, 2014, April 15, 2014 and July 15, 2014, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.  We funded these distributions using cash on hand.

On February 20, 2014, we paid a $0.48 per share distribution, or $71,811, to our common shareholders.  On May 21, 2014, we paid a $0.49 per share distribution, or $73,373, to our common shareholders.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On July 10, 2014, we declared a $0.49 per share distribution, or $73,395, to our common shareholders of record on July 25, 2014.  We expect to pay this amount on or about August 22, 2014 using cash on hand and borrowings under our revolving credit facility.

On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest (an aggregate of $311,813). We funded this redemption with cash on hand and borrowings under our revolving credit facility.

On March 12, 2014, we issued $350,000 of 4.65% unsecured senior notes due 2024 in a public offering.  Net proceeds from this offering of $345,949 after underwriting discounts and other offering expenses were used to repay amounts outstanding under our revolving credit facility including amounts drawn to fund the redemption of our 7.875% Senior Notes due 2014 described above.

On April 29, 2014, we sold our Sonesta ES Suites branded hotel in Myrtle Beach, SC for net proceeds of $4,288.  Net proceeds from the sale were used for general business purposes.

On May 30, 2014, we acquired a 240 room full service hotel located in Ft. Lauderdale, FL for $65,000, excluding closing costs, using cash on hand and borrowings under our revolving credit facility.

On July 14, 2014, we agreed to acquire a land parcel adjacent to one of our travel centers for $450, excluding closing costs.  We currently expect to acquire this property in the third quarter of 2014 using cash on hand.  This pending acquisition is subject to completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property, that the terms of the acquisition will not change or that the closing will not be delayed.

On July 15, 2014, we announced we will redeem at par plus accrued interest all $280,000 of our 5 1/8% Senior Notes due 2015 on August 15, 2014. We expect to fund this redemption using cash on hand and borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, as of June 30, 2014 we maintained a $750,000 revolving credit facility.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders. As a result of the amendment, the stated maturity date of the revolving credit facility was extended from September 7, 2015 to July 15, 2018 and the stated maturity date of the term loan was extended from March 13, 2017 to April 15, 2019. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the revolving credit facility by an additional one year to July 15, 2019. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. Our term loan is prepayable without penalty at any time. The $750,000 maximum amount of our revolving credit facility and the $400,000 amount of the term loan remained unchanged by the January 8, 2014 amendment. The amended credit agreement includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased up to $2,300,000 on a combined basis in certain circumstances.

As a result of the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments under the revolving credit facility. Also as a result of the amendment, the interest rate paid on borrowings under the term loan was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of both June 30, 2014 and August 10, 2014, we had $40,000 outstanding and $710,000 available under our revolving credit facility. As of June 30, 2014, the interest rate for the amount outstanding under our revolving credit facility was 1.26%.

As of both June 30, 2014 and May 5, 2014, we had $400,000 outstanding under our term loan. As of June 30, 2014, the interest rate for the amount outstanding under our term loan was 1.35%.

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

Our term debt maturities (other than our revolving credit facility and term loan) as of June 30, 2014 were as follows: $280,000 in 2015, $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at June 30, 2014, consist of outstanding borrowings under our $750,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,363,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager.  As of June 30, 2014, we believe we were in compliance with all of the covenants under our indenture and its supplements and our revolving credit facility and term loan agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through November 15, 2014 are leased under two portfolio agreements. Our hotels are managed by or leased to separate affiliates of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The table and related notes on pages 33 to 36 summarize significant terms of our leases and management agreements as of June 30, 2014. The tables on pages 33 and 37 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	June 30,		June 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent(2)	2014	2013	2014	2013
Marriott (No. 1) (4)	53	7,610	$682,052	$67,711	1.41x	1.31x	1.09x	1.02x
Marriott (No. 234) (5)	68	9,120	996,189	105,860	1.09x	1.03x	0.92x	0.91x
Marriott (No. 5) (6)	1	356	90,078	10,004	0.36x	0.47x	0.32x	0.40x
Subtotal / Average Marriott	122	17,086	1,768,319	183,575	1.17x	1.10x	0.95x	0.92x
InterContinental (7)	91	13,516	1,417,146	139,498	1.17x	1.14x	1.05x	0.90x
Sonesta (8)	22	4,733	879,575	67,369	0.73x	0.68x	0.41x	0.29x
Wyndham (9)	22	3,590	369,879	26,974	0.98x	0.92x	0.46x	0.36x
Hyatt (10)	22	2,724	301,942	22,037	1.18x	1.04x	0.90x	0.86x
Carlson (11)	11	2,090	209,895	12,920	1.14x	0.99x	0.93x	0.79x
Morgans (12)	1	372	120,000	5,956	1.08x	0.95x	1.03x	0.80x
Subtotal / Average Hotels	291	44,111	5,066,756	458,329	1.09x	1.04x	0.88x	0.80x
TA (No. 1) (13)	145	—	2,015,191	162,007	(15)	1.79x	(15)	1.61x
TA (No. 2) (14)	40	—	780,772	61,157	(15)	1.73x	(15)	1.59x
Subtotal / Average TA	185	—	2,795,963	223,164	(15)	1.77x	(15)	1.60x
Total / Average	476	44,111	$7,862,719	$681,493		1.28x		1.06x

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

We originally held a security deposit of $64,700 under this agreement.  As of June 30, 2014, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019.  As of June 30, 2014, the available Marriott guaranty was $30,672.

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

(7)             We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 33 includes $7,601 of minimum rent related to the leased Puerto Rico property.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of June 30, 2014, we have applied $40,986 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of June 30, 2014, the balance of this security deposit was $32,886.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

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

(8)             We lease 22 of our Sonesta branded hotels (four Royal Sonesta®, four Sonesta® and 14 Sonesta ES Suites® hotels) in 13 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)             We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 33 includes $1,288 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828.  As of June 30, 2014, the available Wyndham guaranty was $8,833.  This guaranty expires in 2020.

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

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of June 30, 2014, the available Hyatt guaranty was $14,062.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of June 30, 2014, the available Carlson guaranty was $20,534.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)        We lease the Clift Hotel, a full service hotel in San Francisco, CA, to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease currently provides for annual rent to us of $5,956.  On October 14, 2014, the rent due to us will be increased based on changes in the consumer price index with a minimum increase of 20% of the current rent amount and a maximum increase of 40% as described in the lease.  On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%.  Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent increases and we recognize rental income from this lease on a cash basis, in accordance with GAAP.

(13)        We lease our 145 TravelCenters of America® branded travel centers in 39 states, including the Roanoke, VA travel center described above, to a subsidiary of TA under a lease that expires in 2022; TA has no renewal option.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits).  The annual minimum rent amount presented in the table on page 33 for our TA No. 1 lease includes approximately $5,253 of ground rent paid by TA for properties we lease and sublease to TA.  This lease is guaranteed by TA.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA intend to challenge the VDOT’s estimate of the property’s value. We entered a lease agreement with the VDOT to lease this property through November 15, 2014 for $40 per month, and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent. We entered into a sublease for this property with TA for TA to continue operating the property as a travel center through November 15, 2014.

(14)        We lease our 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. We have waived an estimated $612 of percentage rent as of June 30, 2014.  This lease is guaranteed by TA.

(15)        Data for the periods subsequent to December 31, 2013 is currently not available from our tenant, TA.

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

		No. of	Three Months Ended			Six Months Ended
	No. of	Rooms /	June 30, (1)			June 30, (1)
	Hotels	Suites	2014	2013	Change	2014	2013	Change
ADR
Marriott (No. 1)	53	7,610	$121.15	$117.54	3.1%	$120.30	$117.46	2.4%
Marriott (No. 234)	68	9,120	117.86	112.27	5.0%	116.51	111.97	4.1%
Marriott (No. 5)	1	356	218.07	214.94	1.5%	221.41	217.47	1.8%
Subtotal / Average Marriott	122	17,086	121.65	116.90	4.1%	120.68	116.96	3.2%
InterContinental	91	13,516	99.96	94.29	6.0%	100.64	95.70	5.2%
Sonesta	22	4,733	151.95	133.27	14.0%	144.62	131.98	9.6%
Wyndham	22	3,590	91.76	80.88	13.5%	86.40	77.12	12.0%
Hyatt	22	2,724	102.42	96.02	6.7%	100.68	95.73	5.2%
Carlson	11	2,090	97.61	92.50	5.5%	97.58	93.19	4.7%
Morgans	1	372	250.67	234.52	6.9%	250.73	235.02	6.7%
All hotels Total / Average	291	44,111	$113.73	$107.27	6.0%	$112.36	$107.34	4.7%

OCCUPANCY
Marriott (No. 1)	53	7,610	75.2%	72.3%	2.9 pts	69.1%	66.8%	2.3 pts
Marriott (No. 234)	68	9,120	78.0%	75.3%	2.7 pts	74.5%	71.0%	3.5 pts
Marriott (No. 5)	1	356	87.1%	81.1%	6.0 pts	84.8%	83.6%	1.2 pts
Subtotal / Average Marriott	122	17,086	77.0%	74.1%	2.9 pts	72.3%	69.4%	2.9 pts
InterContinental	91	13,516	85.9%	81.8%	4.1 pts	82.9%	76.5%	6.4 pts
Sonesta	22	4,733	63.7%	75.4%	-11.7 pts	60.7%	68.4%	-7.7 pts
Wyndham	22	3,590	73.1%	69.6%	3.5 pts	67.4%	63.5%	3.9 pts
Hyatt	22	2,724	82.1%	79.5%	2.6 pts	79.3%	76.5%	2.8 pts
Carlson	11	2,090	74.5%	72.6%	1.9 pts	72.2%	69.1%	3.1 pts
Morgans	1	372	95.1%	91.4%	3.7 pts	89.2%	85.6%	3.6 pts
All hotels Total / Average	291	44,111	78.3%	76.6%	1.7 pts	74.5%	71.6%	2.9 pts

RevPAR
Marriott (No. 1)	53	7,610	$91.10	$84.98	7.2%	$83.13	$78.46	6.0%
Marriott (No. 234)	68	9,120	91.93	84.54	8.7%	86.80	79.50	9.2%
Marriott (No. 5)	1	356	189.94	174.32	9.0%	187.76	181.80	3.3%
Subtotal / Average Marriott	122	17,086	93.67	86.62	8.1%	87.25	81.17	7.5%
InterContinental	91	13,516	85.87	77.13	11.3%	83.43	73.21	14.0%
Sonesta	22	4,733	96.79	100.49	-3.7%	87.78	90.27	-2.8%
Wyndham	22	3,590	67.08	56.29	19.2%	58.23	48.97	18.9%
Hyatt	22	2,724	84.09	76.34	10.2%	79.84	73.23	9.0%
Carlson	11	2,090	72.72	67.16	8.3%	70.45	64.39	9.4%
Morgans	1	372	238.39	214.35	11.2%	223.65	201.18	11.2%
All hotels Total / Average	291	44,111	$89.05	$82.17	8.4%	$83.71	$76.86	8.9%

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR or with entities affiliated with RMR, including: TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta manages several of our hotels for our TRSs; we previously sold two hotels to affiliates of RMR; and we, RMR, TA and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our 2013 Annual Report, our Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Reports on Form 8-K dated May 12, 2014 and June 3, 2014, and our other filings with the SEC, including Note 8 to our consolidated financial statements included in our 2013 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2013 Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2013 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our 2013 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Non-GAAP Measures

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP,

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, loss on early extinguishment of debt, estimated business management incentive fees and the deferred income tax benefit described below.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2014 and 2013 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

HOSPITALITY PROPERTIES TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income available for common shareholders	$48,749	$37,256	$81,133	$56,665
Depreciation and amortization expense	78,763	73,598	157,050	145,878
Loss on asset impairment (1)	—	2,171	—	2,171
Gain on sale of real estate (2)	(130)	—	(130)	—
FFO	127,382	113,025	238,053	204,714
Acquisition related costs (3)	162	1,814	223	2,090
Estimated business management incentive fees (4)	1,445	567	2,296	1,194
Loss on early extinguishment of debt (5)	—	—	214	—
Deferred percentage rent (6)	698	672	1,572	1,282
Deferred income tax benefit (7)	—	(6,868)	—	(6,868)
Normalized FFO	$129,687	$109,210	$242,358	$202,412

Weighted average shares outstanding	149,753	139,743	149,695	132,624

FFO available for common shareholders per share	$0.85	$0.81	$1.59	$1.54
Normalized FFO available for common shareholders per share	$0.87	$0.78	$1.62	$1.53
Distributions declared per share	$0.49	$0.47	$0.97	$0.94

(1)         We recorded a $2,171, or $0.02 per share, loss on asset impairment in the second quarter of 2013 in connection with our plan to sell a hotel.

(2)         We recorded a $130 gain on sale of real estate in the second quarter of 2014 in connection with the sale of one hotel.

(3)         Represents costs associated with our hotel acquisition activities.

(4)         Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual cash available for distribution per share, as defined and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense each quarter.  Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

(5)         We recorded a $214 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our unsecured revolving credit facility and unsecured term loan.

(6)         In calculating net income in accordance with GAAP, we recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. Although we defer recognition of this revenue until the fourth quarter for purposes of calculating net income, we include these estimated amounts in the calculation of Normalized FFO for each quarter of the year. The fourth quarter Normalized FFO calculation excludes the amounts recognized during the first three quarters.

(7)         We recorded a $6,868, or $.05 per share, income tax benefit in the second quarter of 2013 in connection with the restructuring of certain of our TRSs.

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

As of June 30, 2014, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$280,000	5.125%	14,350	2015	(1)	Semi-Annually
275,000	6.300%	17,325	2016		Semi-Annually
300,000	5.625%	16,875	2017		Semi-Annually
350,000	6.700%	23,450	2018		Semi-Annually
500,000	5.000%	25,000	2022		Semi-Annually
300,000	4.500%	13,500	2023		Semi-Annually
350,000	4.650%	16,275	2024		Semi-Annually
8,478	3.800%	322	2027	(2)	Semi-Annually
$2,363,478		$127,097

(1)                   On July 15, 2014, we announced that we will redeem all of these notes at par plus accrued interest on August 15, 2014.

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

Except as described in notes 1 and 2 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $23,635. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $107,635. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

HOSPITALITY PROPERTIES TRUST

repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to maturity.

At June 30, 2014, our floating rate debt consisted of $40,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan.  In January 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan. Under the amendment, the maturity date of our revolving credit facility was extended from September 7, 2015 to July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. Also under the amendment, we extended the maturity date of our unsecured term loan from March 13, 2017 to April 15, 2019. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of June 30, 2014:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At June 30, 2014	1.34%	$440,000	$5,896	$0.04
100 basis point increase	2.34%	$440,000	$10,296	$0.07

(1)     Weighted average based on the outstanding borrowings as of June 30, 2014.

(2)     Based on weighted average shares outstanding for the six months ended June 30, 2014.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2014 if we were fully drawn on our revolving credit facility and term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At June 30, 2014	1.29%	$1,150,000	$14,835	$0.10
100 basis point increase	2.29%	$1,150,000	$26,335	$0.18

(1)     Weighted average based on the outstanding borrowings as of June 30, 2014.

(2)     Based on weighted average shares outstanding for the six months ended June 30, 2014.

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

HOSPITALITY PROPERTIES TRUST

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HOSPITALITY PROPERTIES TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•                  OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

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

•                  WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF JUNE 30, 2014, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $8.8 MILLION REMAINED AVAILABLE TO PAY US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•                  THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS IS $6.0 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•                  WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE

HOSPITALITY PROPERTIES TRUST

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO FUND AN ADDITIONAL $6.6 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $23.0 MILLION TO RENOVATE HOTELS

HOSPITALITY PROPERTIES TRUST

INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $16.7 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $78.0 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR SONESTA AGREEMENT. RENOVATION COSTS ARE DIFFICULT TO PROJECT AND WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS OR REFURBISHMENT COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT, AT JUNE 30, 2014, WE HAD $15.5 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $710.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAD SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM THE OPERATIONS OF OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE WILL REDEEM ALL OF OUR OUTSTANDING 5 1/8% SENIOR NOTES DUE 2015.  IF PRESENTLY UNFORESEEN CIRCUMSTANCES OCCUR, THE EXPECTED REDEMPTION OF THE 5 1/8% SENIOR NOTES DUE 2015 MAY BE DELAYED OR NOT COMPLETED, AND

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

HOSPITALITY PROPERTIES TRUST

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

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, May 7 and June 6, 2014, we issued 11,155, 10,566 and 10,930 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

HOSPITALITY PROPERTIES TRUST

Item 6.  Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Filed herewith.)
3.2	Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date (marked copy). (Filed herewith.)
3.3	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
3.4	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)
3.5	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.6	Articles Supplementary dated as of June 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2014.)
3.7	Amended and Restated Bylaws of the Company adopted April 9, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 9, 2014.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
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

HOSPITALITY PROPERTIES TRUST

September 30, 2013.)
4.12

Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.1

First Amendment to Amended and Restated Business Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.2

Third Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.3

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.) (Schedule of applicable agreements filed herewith.)

10.4	Pooling Agreement, dated April 23, 2012, as updated through May 30, 2014, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
10.5	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2014.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

HOSPITALITY PROPERTIES TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 11, 2014

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 11, 2014